Form 10-K
period 2017-12-31
ONE STOP SYSTEMS INC
filed 2018-03-21
CIK 1394056

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _______

Commission File Number 001-38371

One Stop Systems, Inc.

(Exact name of Registrant as specified in its Charter)

Delaware	33-0885351
( State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2235 Enterprise Street #110

Escondido, California 92029

(Address of principal executive offices, including Zip Code)

(877) 438-2724

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:
Common Stock, par value $0.0001 per share	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of February 28, 2018, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $37,711,082, based on the closing price of the registrant’s common stock on The Nasdaq Capital Market of $4.85 per share.  The registrant has elected to use February 28, 2018 as the calculation date, as on June 30, 2017 (the last business day of the registrant’s most recently completed second fiscal quarter) the registrant was a privately-held company.

As of February 28, 2018, the registrant had 12,476,923 shares of common stock (par value $0.0001) outstanding.

One Stop Systems, Inc.

FORM 10-K

For the Fiscal Year Ended December 31, 2017

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (“Annual Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact contained in this Annual Report, including statements regarding our future operating results, financial position and cash flows, our business strategy and plans and our objectives for future operations, are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. This Annual Report also contains estimates and other statistical data made by independent parties and by us relating to market size and growth and other data about our industry. This data involves a number of assumptions and limitations, and you are cautioned not to give undue weight to such estimates. In addition, projections, assumptions and estimates of our future performance and the future performance of the markets in which we operate are necessarily subject to a high degree of uncertainty and risk. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “would,” “could,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions.  The forward-looking statements in this Annual Report are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, operating results, business strategy, short-term and long-term business operations and objectives. These forward- looking statements speak only as of the date of this Annual Report and are subject to a number of risks, uncertainties and assumptions, including those described in Part I, Item 1A, “Risk Factors.” The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors and uncertainties may emerge from time to time, and it is not possible for management to predict all risk factors and uncertainties. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise.

One Stop Systems, the One Stop Systems logo, and other trademarks or service marks of One Stop Systems appearing in this Annual Report are the property of One Stop Systems, Inc. This Annual Report also includes trademarks, tradenames and service marks that are the property of other organizations. Solely for convenience, trademarks and tradenames referred to in this Annual Report appear without the ® and ™ symbols, but those references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights, or that the applicable owner will not assert its rights, to these trademarks and tradenames.

PART I

ITEM 1. BUSINESS.

Overview

One Stop Systems (OSS) designs, manufactures and markets high-end systems for high performance computing (“HPC”) applications. We combine state-of-the art components from major technology providers to design and manufacture purpose-built systems that allow our customers to exploit Big Data opportunities faster and more efficiently. HPC applications require ultra-fast processing power and the ability to quickly access and store ever-growing data sets. We are uniquely positioned as a specialized provider for the high-end of this marketplace providing custom servers, compute accelerators, solid-state storage arrays and system expansion systems. We deliver this high-end technology to our customers through the sale of equipment and software for use on a customer’s premises or through remote cloud access to secure datacenters housing our technology.

The worldwide HPC market is expected to grow from $35.6 billion in 2016 to $43.9 billion by 2021, representing a compound annual growth rate (CAGR) of 4.3%. We are establishing a leading position as a provider of HPC servers, compute accelerators and flash storage arrays to the high-end of this growing marketplace. Today, we believe we are one of the largest providers of PCIe over cable adapters and expansion systems used worldwide. PCIe is the high performance communication protocol or bus between components which can also be used between boxes for the highest performance and lowest latency. We supply systems that attach to both existing servers through PCIe cables as well as all-in-one systems with the server, Graphic Processing Unit (GPU) computing and Solid State Devices (SSD) storage all included in a single product. OSS systems offer high performance in a physically dense packaging, enabling our customers to build massive compute and storage clusters that occupy less space and require less power and cooling than conventional systems. We also sell software used to operate flash-based storage systems for defense systems and commercial applications.

The more GPUs and flash-based storage devices available to a server, the faster it can process, store, and retrieve data. PCIe is increasingly the preferred technology for connecting system components together. We have built leading edge expertise in PCIe expansion technology and leveraged it to design and build systems that offer a higher quantity and density of GPUs and flash devices than competing suppliers.

A key element of our product strategy is technological market leadership. We believe a first-to-market strategy is key to our ability to continue to win significant OEM design wins. As a result, we are constantly developing new state-of-the-art products that are often based on components that do not yet exist. Our ability to drive the leading edge of technology is enabled by our strong relationships with strategic component manufactures, particularly Intel (for CPUs), NVIDIA (for GPUs), Western Digital (for SSD) and Broadcom (for PCIe switch components). In each of these cases, OSS has special access (under non-disclosure agreements) to product roadmaps and other technical information relating to future technology. Access to this information allows us to begin our design process well before the future components we are designing for even exist. This accelerates our time-to-market, and allows us to produce and release state-of-the-art designs well ahead of our competitors.

Today, HPC applications are moving beyond the traditional academic and scientific realms to broad application in enterprise applications across the spectrum of vertical markets. These applications include computationally intense areas like artificial intelligence (“AI”), deep learning, seismic exploration, predictive analytics, medical imaging, genomics, cyber security and defense. We are well positioned to leverage these market megatrends and capitalize on our unique core competencies in high speed system design. We have a proven track record of delivering first-to-market the latest and most advanced technologies and have continued to do so recently with high-end GPU accelerators and high-performance SSD arrays with light-weight removable high-capacity canisters. These products fit solidly into the emerging HPC market.

OSS sells its products worldwide to industry leading customers like Cisco, disguise (formerly d3), National Instruments, Northrop Grumman, Oracle and Raytheon. We are a strategic partner to technology leaders that include Intel, NVIDIA, Western Digital, and Broadcom, whose technology is integrated into our products. We are investing in new adjacent segments to our core product lines, including HPC storage management software and HPC cloud services. We anticipate continued market growth in our target markets and sustaining the ability to increase market share through leadership technology, engineering expertise, supply chain management and go-to-market innovation.

We were originally organized as One Stop Systems, LLC, a California limited liability company in 1998 before converting into One Stop Systems, Inc., a California corporation in 1999. On July 6, 2016, we entered into a Merger Agreement and Plan of Reorganization with Mission Technology Group, Inc. (“Magma”) whereby Magma merged with and into OSS with OSS continuing as the surviving corporation. We reincorporated as a Delaware corporation on December 14, 2017. Our principal executive offices are located at 2235 Enterprise Street, Suite 110, Escondido, CA 92029 and our telephone number is (760) 745-9883. Our website address is www.onestopsystems.com. Information contained in, or accessible through, our website is for reference purposes only.

Industry Background

High Performance Computing (HPC) refers to computing solutions capable of processing large amounts of data and storing and retrieving that data at speeds 10-1,000 times faster than a typical personal computer. Increasingly, commercial companies, financial entities, governmental agencies, including the Department of Defense (DoD), and academic institutions are turning to HPC solutions to analyze vast amounts of data and to quickly obtain meaningful and actionable insights. Traditional computing systems using CPUs (Central Processing Units) are inefficient in quickly processing large data sets of information. Two technologies, GPU computing, and flash memory, enable systems to process and store data more efficiently than traditional systems. By harnessing large quantities of these components, companies can receive necessary data analysis much more quickly. Industry experts typically divide the HPC market into the following categories:

•

Servers – This market represents all HPC servers, which is composed of Supercomputers (>$500,000 per unit), Divisional Servers ($250,000-$500,000), Departmental Servers ($100,000-$250,000), and Workgroup Servers (<$100,000 per unit).

•	Storage – This includes both traditional hard disc drives and flash storage devices.
•	Middleware – A broad category encompassing programming environments, schedulers, and other tools outside the operating system.
•	Applications – Specific applications for high performance computing.
•	Services – All services associated with high performance computing.

Intersect360 Research categorizes and projects sales in the total HPC market.

High Performance Computing Market by Product Category — Total Market Forecast by Economic Sectors ($M)

	2016	2017	2018	2019	2020	2021	CAGR
Servers	11,471	11,947	12,480	13,072	13,370	14,443	3.91%
Storage	5,778	6,113	6,460	6,845	7,272	7,772	4.95%
Services	3,824	3,877	3,939	4,010	4,090	4,174	1.47%
Software	8,910	9,188	9,502	9,852	10,243	10,775	3.22%
Networks	2,767	2,855	2,955	3,066	3,190	3,324	3.10%
Cloud	784	854	930	1,015	1,108	1,210	7.50%
Other	2,053	2,090	2,134	2,183	2,238	2,296	1.88%
Total	35,587	36,923	38,400	40,042	41,871	43,944	4.3%

Source: HPC Advisory Council Website, Market Report, HPC Market Update, Total HPC Market by Revenue, June 2017, Report by Intersect360 Research, authored by Addison Snell, Christopher Willard, Ph.D., and Laura Segervall. (Accessed on July 23, 2017)

The markets for these products are large, and growing, albeit currently fragmented. The industry sectors that are currently or anticipated to require HPC systems are growing daily and include the following sectors at a minimum:

•	Bio-Sciences
•	Astrophysics
•	Quantum Chemistry
•	Aerodynamic Design and Modeling
•	Computer Aided Engineering
•	Chemical Engineering
•	Distribution
•	Economics/Financial – including econometrics, high frequency trading
•	Environmental Data Acquisition
•	Geosciences – including oil and gas exploration
•	Mechanical Design – including virtual design and prototyping
•	Defense
•	Government Laboratories
•	University/Academic
•	Weather Forecasting

These industry sectors expect to deploy increasingly faster computing environments to meet industry and competitive goals. GPU computer acceleration and high-density flash storage are key subsets of the HPC market.

GPU Compute Acceleration

The capabilities and speed of GPU accelerated computers are beginning to drive significant advances in AI and machine learning. Massive amounts of data, when analyzed by today’s sophisticated algorithms, able to reveal unique patterns and insights. AI and machine learning are poised to transform worldwide business, as advances in computing speed and storage come together to enable businesses to solve complex problems.

High Density Solid-State Storage

The market for solid-state drives is large and growing. According to a study by MarketsandMarkets, a market research firm, the flash drive market is growing at 9.5% per year and is expected to reach $25.3 billion by 2022. The proliferation of larger and larger databases, virtualized servers, virtual desktop servers, analytic application servers, and other server configurations are feeding the need for faster and faster ways to access the data being produced or mined.

Traditionally, companies have used hard disk drive technology that has proved more than adequate as the price for these drives have continued to drop as the associated capacities have risen. This was especially true when the amounts of data generated were relatively low, and users were satisfied with the comparatively slow data retrieval and processing that traditional hard disk drives offered. Today, the huge amount of data being generated requires categorization, storage and ready access. The advent of flash drives has given the industry a new device that has faster access time, greater reliability, lower power consumption, lower noise, smaller size and less heat generation.

These drives are especially useful in the field of high performance computing, where one is generally dealing with larger amounts of data and/or the need for complex calculations to be completed very rapidly. In either case, speed and efficiency are paramount. Military systems, for example, generate vast amounts of data using sensor systems, radar systems, cryptanalysis, targeting systems, microwave communications, and a myriad of other applications. This data needs to be collected, analyzed and acted upon in a real-time environment.

Key Components of Our Business

Product Development

Our systems are built using the latest GPU and flash storage technologies and draw upon years of expertise in designing and manufacturing semi-custom systems for OEMs. We have a history of being first to market with many solutions for emerging technologies. OSS first began designing and manufacturing custom systems for defense, manufacturing, and telecommunications customers. When PCIe (the interconnect used in most computers today) was first introduced by Intel Corporation in 2005, we were first to produce PCIe over cable adapters allowing system-to-system communication at incredible speeds. Today, we are one of the largest providers of PCIe adapters and expansion components used worldwide.

When GPU technology and solid-state flash were first introduced, we began designing systems that maximized the effectiveness of these technologies. We now produce compute systems with large numbers of GPUs and flash memory to allow faster processing and data storage and retrieval. The more GPUs and flash devices available to a server the faster that system can process and store/recover data, thus saving time and money for those applications. A readily recognized example is video imaging in defense applications when quickly knowing battlefield parameters is paramount.

We use leading edge, state-of-the art components from major technology providers to design purpose-built systems that solve customer problems in an efficient, cost-effective manner. We do not design silicon chips, but instead apply the technology provided by Intel, NVIDIA, Western Digital, Broadcom and others to deliver customer driven designs to provide true value to our customers.

Worldwide Sales

We provide our products on a worldwide basis and are supported through a network of reseller and distribution partners. Sales in North America are predominately driven by our direct sales force whereas European and Asian sales are driven through distributors.

In June 2015, we formed our wholly-owned subsidiary One Stop Systems, GmbH (“OSS GmbH”), located in Gröbenzell, Germany. It operates a regional facility formed to service customers in Europe, the Middle East and Africa. OSS GmbH was established to service OSS GmbH regional customers with faster product delivery, application engineering services and technical support. Our facility is centrally located outside of Munich, in a tech-rich region easily accessible to all of Europe and within just a few time zones of the Middle East and Africa. The office is staffed with knowledgeable technical personnel who can quickly resolve customer issues and facilitate quick delivery of their products. This facility also gives us the opportunity to provide an OEM warehousing location, as well as a service depot for equipment repair and rework that serves our growing customer base located outside of the United States.

New Business Initiatives

On April 6, 2017, OSS formed SkyScale, LLC (“SkyScale”), a HPC as a Service (HPCaaS) provider to offer customers world-class, ultra-fast, multi-GPU hardware platforms in the cloud. SkyScale is a 50/50 joint venture between OSS and Jacoma Investments, LLC, an entity affiliated with a member of our board of directors, which allows customers to lease state-of-the-art high performance computing hardware. SkyScale’s cloud services provide a compelling value proposition for customers who want the fastest computing performance available, but may not have the budget or infrastructure available to support a full-time HPC system. SkyScale provides that infrastructure, including common HPC applications at a fraction of the cost of the full-time system. The customer gets access to their own infrastructure in the cloud, which is available 7 days a week, 24 hours a day. This is our first foray into the growing “Infrastructure as a Service” (IaaS) market, and is expected to produce strong growth for OSS in the future. The SkyScale datacenter utilizes OSS servers and GPU compute accelerators. These systems can be clustered and scaled in the cloud to provide companies with the desired computing power for their high performance application requirements. As a key part of our strategy, this creates demand for the systems we build (as they are used by SkyScale), revenues from the service itself, exposure to a potential customer for our products as they grow, and our increased involvement on the software front.

On May 9, 2017, OSS entered into an agreement to acquire the source code license to the Ion SSD software from Western Digital. We plan to continue to develop and sell Ion software with our high-density storage arrays, as well as servicing existing Western Digital software users. OSS Ion software works with our all-flash storage systems, and provides them with a critical point of differentiation with respect to speed and throughput. The OSS Ion software leverages flash storage and open server hardware to accelerate applications and storage-area network performance through sharing or clustering high-speed all-flash storage arrays. The software supports many major OEM servers and provides an intuitive interface for system users to manage its many features. Having the Ion software source code and engineering team on-board allows us to strategically grow our all-flash storage business in the many Big Data and HPC markets as well as increases our software content over time.

What Sets OSS Apart

Several factors differentiate OSS from other suppliers of HPC solutions:

•

Our expertise in PCIe expansion and building custom systems allows us to design reliable systems using this challenging highest performance technology with a greater quantity of GPUs and flash storage devices than other suppliers.

•

We design systems that both attach to existing servers through PCIe over cable leveraging our customer’s existing investments as well as all-in-one systems with the server, GPU computing and flash storage device all included in a single package.

•	Our systems can be clustered together to build massive compute engines that occupy less space and power than conventional systems driving performance up and costs down for our customers.
•

We produce the software required to operate high-capacity, low-latency storage systems used by defense systems and commercial applications and expect this will expand into other products in the future.

Our business model utilizes our products in two ways:

•	We sell systems to OEM customers who use them in their own data centers for their own applications.
•	We (via SkyScale) lease space on our own systems in our own data center for customers who prefer not to make the infrastructure investment require for owning their own systems.

Our niche is to provide reliable purpose-built platforms with the latest GPUs and flash storage devices that allow servers to access large numbers of these devices.

Business Strategy

We have traditionally followed a strategy of being first-to-market in leading edge technologies by designing and developing products that are delivered before our competitors. This market leader strategy is accomplished through what we term a “Catch the Wave” approach to the market. We currently have products and derivatives in the flash storage, GPU acceleration, and PCIe expansion markets. Within these three distinct market areas the OSS “Catch the Wave” approach implies that we:

•	anticipate trends in these markets;
•	consistently deploy resources in engineering and sales to bring innovative products to market before our competitors react;

•	work closely and leverage strategic component supplies to get early access to future products and technologies;
•	seek to procure early “design wins”, establishing the standard before our competitors can react; and
•	continually survey the market for complementary technologies for which a new “Wave” may be forming.

Growth Strategy

OSS intends to continue its rapid growth through three avenues:

•	Ramp-up of Existing OEM and Military Design-wins

Many of our design wins are in the early stages, and we anticipate significant revenue growth as they move into full production.

•	Winning New OEM and Military Program Designs

Our technology leadership provides the “in” to many potential OEM relationships. As we continue to grow the Company, our capabilities and market recognition also grow rapidly, providing even more opportunities for OEM and military program design-ins.

•	Acquisitions of strategic companies

OSS has an experienced team that has negotiated and managed numerous acquisitions of smaller companies. We have identified more than a dozen firms that we believe have potential to be acquired and provide significant, accretive value to OSS. Some of the proceeds from our initial public offering will assist in our acquisition activities by providing cash and stock which can be used selectively in future transactions.

OSS is using the following criteria for potential acquisition targets:

•	Target has a presence in our served or desired markets.
•	Target’s products can be easily integrated into our product portfolio and/or product roadmap resulting in an accretive benefit to our existing position.
•	Target should be profitable with positive cash flow at the outset or shortly following the acquisition.
•	Target’s products can provide $5-$15 million in incremental revenue.
•	Target is relatively proximate, geographically to OSS in Southern California.
•	Will consider companies that can extend our markets geographically.
•	Will consider companies that have an existing incremental services revenue stream.

Our acquisition strategy has the following benefits for OSS and our stockholders:

•	Immediate acquisition of new customers and products. Acquisition of new engineering, sales, administrative and operations personnel.
•	The increase in size and scale of OSS which can be leveraged to lower overall costs and drive up margins/profits.
•	Increased credibility with customers, vendors, and suppliers.

We plan to allocate some of the proceeds from our initial public offering to acquisitions of complementary businesses, products, services or technologies and working capital. At this time, however, we have not yet identified specific acquisition targets.

Our Opportunity

The worldwide HPC market is expected to grow from $35.6 billion in 2016 to $43.9 billion by 2021. Within this market, OSS is positioned in the highest performance and fastest growing portion of the market including the server (custom and GPU accelerators), storage (flash arrays), PCIe expansion and adapters, and services sectors. The service sector is addressed with services being delivered over the cloud as Infrastructure as a Service, (IaaS). We will address each of these sectors below:

•	Custom Built Servers
•	GPU Compute Accelerators
•	All Flash Arrays
•	PCIe Expansion and Adaptors
•	Cloud Services (IaaS – Infrastructure as a Service)

Custom Built Servers

Within the server sector, OSS has secured a niche position of building purpose-built specialty servers, which the major server suppliers choose not to supply as they require custom tuning and special features that major OEMs cannot easily provide. Such flexibility is difficult to maintain for major suppliers because their systems are not designed to reflect specific customer specifications. OSS on the other hand has continued to find efficient ways service this market profitably.  For example, OSS designs and builds a custom server with custom connectors and 16 high definition video media outputs that are used in the entertainment industry to provide multimedia at a live performance.

These servers can be accelerated or not, but they are built generally to the latest release of PCIe. For HPC applications, these servers can be designed to support GPUs, either within the server itself or via PCIe-over-cable to an external GPU compute accelerator chassis designed and manufactured by OSS.

We believe the custom server segment is growing much faster than the standard server segment, which has contributed greatly to the growth of OSS. Intersect360 Research estimates that the market for HPC servers is expected to be approximately $14.4 billion by 2021, with the market share for HPC servers to be as follows:

Hewlett Packard	33.0%
Dell	26.4%
Lenovo	6.9%
IBM	6.8%
Cray	4.5%
ATOS/Bull	2.6%
Inspur	2.0%
Fujitsu	1.8%
Penguin	1.5%
Huawei	1.2%
Others	13.5%

It is our experience that OSS is increasingly competitive in the “Others” category, where customers require their systems to meet specific operational specifications, power requirements, speed, latency, or other requirements not covered by traditional designs. We estimate that our addressable market for HPC computers is approximately 20% of the “Others” category in the above chart. This translates to an addressable market size of approximately $389 million with our current engineering capability and product set. Our strategy is to stay laser focused and be the best in this market segment. We plan to use some of the capital raised in our initial public offering to accelerate our growth to capitalize on this market segment.

GPU Compute Accelerators

GPU computing uses hardware chips that are optimized to perform mathematical calculations in a rapid fashion. NVIDIA is the market leader in the design and manufacturing of these components. NVIDA has done extremely well in recent years as this part of the computing market is growing much faster by new applications compared to the traditional CPUs from companies like Intel.  OSS works closely with NVIDIA to design and build systems which use multiple GPUs to accelerate the applications being run by the computer.

The unique design of the GPU provides thousands of processing “cores” which act as individual coprocessors to speed up the calculations on large data sets. It is generally believed that traditional processor designs, which have been driven by “Moore’s Law,” are reaching the limits of what is physically possible in speed and throughput. GPU acceleration is driving many of the newest and fastest growing technology opportunities in this new age of computing. This is a relatively new phenomenon. Indeed, many of the applications that are gaining notoriety today have only become possible because of the ability of GPUs to optimize computational throughput, perform many tasks at once, and make sense of the massive amounts of data that is available to high performance algorithms.

Markets such as image rendering and processing, self-driving cars, deep learning, molecular modeling and genomics, advanced visualization, machine learning, and image processing, all benefit from the ability to use GPUs to accelerate the application. OSS builds compute accelerators, using the latest GPU technology, to attach to traditional servers used in these emerging growth markets. Because of the relative newness of these markets, little market data exists to precisely define these markets, but we estimate these markets to be very large and growing. While we are beginning from a small base, we expect these markets to be valued in the billions of dollars in the near future. Because our strategy has been to be first-to-market with the fastest and densest compute accelerator appliances, we anticipate our addressable market here to be in the hundreds of millions of dollars.

We also have a strong position in the government market which, according to Intersect360, constitutes 26% of the market that is growing to $43.9 billion by 2021. An emerging market, slightly different from traditional HPC markets, is the hyperscale market, which is a scalable, web-facing application infrastructure that is distinct from traditional IT infrastructure. OSS products can form a basis for companies who wish to participate in the hyperscale market, which includes deep learning and AI. This is a major technology trend that OSS is addressing through its product roadmap and investment in SkyScale, a company that provides HPC infrastructure as a service through a cloud-based interface. Intersect360 estimates the deep learning market was worth more than $2.0 billion in 2016, with nearly 100% growth projected from 2017 to 2018.

All Flash Arrays

We build flash storage arrays to customer specifications utilizing our unique know-how in packaging, cooling, and PCIe-over-cable. We deliver dense, high-performance systems that provide customers with extreme value and utility in the most demanding, data-intensive operations.

Through a strategic agreement with Western Digital, we have acquired a source code license to utilize their proprietary Ion flash array software, which provides OSS flash arrays with a high level of differentiation around management, latency and throughput. Although we maintain an offering of standard flash array products, our expertise and success has been in providing arrays with specialized packaging for demanding applications that are not suitable for standard offerings.

For example, we provide products to a large military/government contractor for integration into a military aircraft that required us to rethink packaging and data portability. This resulted in the development of a product that provides extreme data density with low weight, and a high degree of portability and security for the data. We developed this product, from concept to design and prototype, within a very short period and with outstanding results. We believe our experience and capability in high speed, low-latency, digital signaling via PCIe gives us an edge in providing these custom designs to OEMs, integrators, and other special purpose applications.

The overall market for flash arrays is growing rapidly. According to the Dell’Oro Group, the flash storage market totaled more than $1.3 billion in the first quarter of 2017, up 48% compared to the same year-ago quarter, and is expected to grow 40% in 2017. About 86% of the total in the first quarter was attributed to traditional large OEMs, like Dell EMC, NetApp, Hewlett Packard Enterprise, Pure Storage and IBM. The remaining 14%, or total revenue of about $182 million in the first quarter of 2017, is addressed by many smaller flash storage providers, including OSS. We believe that because our products are positively differentiated by speed, density, and management features, our offerings compete favorably in this market and provide a substantial growth opportunity.

OSS participates in the broader market for dense, fast flash storage systems that may or may not be deployed into HPC environments. Since we develop custom flash storage arrays, we work closely with both OEMs and end users to insure they receive the product they want in the specific configuration, size and weight required for their application. We believe this gives OSS an advantageous position in a market that is growing rapidly and allows us to favorably compete in the market. We also believe our unique approach to building arrays and appliances based on leading-edge technology is one of the key factors driving our growth.

PCIe Expansion and Adaptors

PCIe (PCI Express) is a high-speed computer expansion standard. This standard defines the signals and connectors (i.e. slots) that are used for computer add-in cards (such as Ethernet or graphics). PCIe signaling can also be routed over a cable, allowing expansion input/output slots to be physically located in a separate chassis. This provides for the highest performance and lowest latency which is essential in this market.

Being able to route PCIe over a cable facilitates disaggregation of server functionality. That is, with PCIe, certain server functions no longer needed to be contained in the physical server chassis, but could instead be separated and continue to operate at full speed. From a practical perspective, servers could now be connected directly to larger storage arrays or other peripheral devices, with the resulting group of chassis operating as if they were all in the same physical chassis.

We began developing our first PCIe-over-cable adaptor in 2006, and were one of the early providers of PCIe adaptors. We recognized this as prime opportunity to utilize our core strengths, such as:

•	High-speed board design and layout
•	Hardware tuning to improve signal integrity
•	Design optimization for low cost
•	Rapid design capability
•	Manufacturing and supply chain management

This technology has now become a standard within the computer industry, and OSS customers have used our adaptors to connect their custom input/output chassis and achieve performance equivalence as if the input/output was integrated into the server box. This gives designers and integrators a degree of flexibility and utility in architecting computer systems that is unprecedented. For example, one of our customers has utilized PCIe-over-cable to connect its high performance video editing systems to a host computer, providing a system that is optimized for an application using standard servers. We have expanded our PCIe adaptor market in breadth and depth, including making adaptors for many OEM customers. To date, we have shipped more than 100,000 PCIe adaptor cards to customers globally.

With our expertise developed in designing adaptor cards, the logical extension of our capability led us to develop a method for expanding the PCIe bus into an external chassis containing one or many expansion slots. This allowed a customer to install multiple standard PCIe boards into a chassis and expand their system without having to add additional servers. A user could now connect a multiplicity of PCIe devices to a single server, and achieve performance and throughput that was not possible prior to the introduction of PCIe.

We have been a leader in PCIe expansion backplanes and chassis through generations 1, 2 and 3. As PCIe evolves through generations 4 and 5, we are uniquely positioned to continue our leadership role in this market. We currently offer what we believe to be the largest PCIe expansion product line breadth, with chassis and backplanes that offer expansion from one to 64 slots. Due to its greater data throughput and flexibility of design, we believe this is a growing market, and we intend to maintain our leadership role.

Cloud Services (IaaS – Infrastructure as a Service)

One of the fastest growing areas of the HPC market is providing HPC services in the cloud. The cloud HPC market is estimated to grow to $10.8 billion by 2020 at an estimated compound annual growth rate of 19.9%, according to market research published by MarketsandMarkets. Cloud HPC makes it possible for enterprises to achieve rapid scalability for mission critical applications. Such services are fast and easy to deploy, and require less capital and operating overhead, which enables enterprises to focus on their core business activities.

We are ideally suited to participate in this market opportunity given our position in GPU acceleration and high-speed storage technology. In May 2017, we announced a partnership with SkyScale, LLC, a High-Performance Computing-as-a-Service (HPCaaS) provider to offer customers world-class, ultra-fast, multi-GPU hardware platforms in the cloud. This joint venture allows the leasing of state-of-the-art high-performance computing hardware at rates which provide a compelling value proposition to customers who want the fastest performance available, but are not interested in running their own HPC datacenter or committing to the significant capital investment. SkyScale provides this infrastructure, including common HPC applications, at a fraction of the cost of the full-time system.

SkyScale utilizes our equipment and hosts it in a state of the art, ultra-secure and highly reliable datacenter in San Diego. Through SkyScale, customers get access to their own infrastructure in the cloud which is available 24 hours a day, seven days a week. This is our first foray into the growing “Infrastructure as a Service” (IaaS) market, and is expected to become a cornerstone of growth for OSS. It also provides our sales teams with the ability to provide ‘try-to-buy’ programs, where customers considering purchase of on premise equipment can first test their compute environment via the SkyScale cloud infrastructure.

SkyScale addresses three classes of customers: First, it provides dedicated HPC GPU compute nodes to end-user customers on a weekly or monthly rental basis. These customers are typically either developers in deep learning and AI, or engineering teams doing complex simulation tasks in vertical industries, like automotive, aerospace, or oil and gas. Second, SkyScale provides the backend hardware cloud infrastructure that can be utilized by specialized cloud service providers that have a front-end customer portal. In this instance, SkyScale’s infrastructure is private-labeled by the front-end service provider and often as a HPC line extension of the AWS (Amazon Web Services) or Microsoft Azure hosted service. Lastly, SkyScale provides virtual private clouds for enterprises that want HPC hardware in the cloud, but also want a dedicated resource rather than using a public service like AWS.

SkyScale cloud offerings are based on today’s latest NVIDIA high end GPU called Pascal (P100). In keeping with our first-to-market strategy, SkyScale will be the first cloud provider to offer NVIDIA’s next generation GPU called Volta (V100) later this year.

Our Cloud Services business is still in its early stages. To date, we have not generated substantial revenues from this line of business.

Our Technology

We design and manufacture high performance computing systems that revolutionize the data center by increasing compute performance while reducing cost and impact to the infrastructure. Our high-density compute accelerators connect directly to a server’s PCIe bus, delivering substantial compute performance. Our flash storage arrays support hundreds of terabytes of high-speed storage that can also be accessed by multiple servers.

Technology Drivers for OSS HPC Business

OSS has developed expertise and core competencies in the three fundamental technology drivers of today’s HPC market. Namely, high-speed serial interconnect technology, massively parallel computing utilizing GPUs, and low latency flash storage. In combination, these technologies are fundamentally changing the economics of computing, bringing HPC within the grasp of a wide range of new industries and commercial applications. Simultaneously the explosion of massive data being generated in each of these industries is pushing the requirement for state-of-the-art HPC technology, AI, and machine learning to transform this data economically and efficiently to useful and actionable information.

The opportunity is not only to provide competitive advantage for corporations, but also address some of the most fundamental challenges in life science, energy and security facing the world today. OSS is ideally situated to leverage these major industry forces. By exploiting its unique set of expertise in the underpinning technologies of HPC, OSS will continue to deliver world leading HPC solutions, with the opportunity to capture a growing market share of this rapidly expanding marketplace.

Switched Serial Interconnect

Switched serial interconnects are the data highways connecting all elements of today’s high-performance computing platforms. At ever increasing speeds, these pathways move data between system’s processing units, storage, networking, and peripheral elements. Bottlenecks in these data highways negatively impact the overall performance of the applications running on the system. Today for high performance computing the primary processing, direct attached storage and peripheral interconnect is PCIe Gen 3. PCIe Gen 3 has an ability to run up to 16 lanes in parallel, which allows up to 16 gigabytes per second theoretical bandwidth between system elements.

Serial switches incorporated in system design allow many system elements to be connected together in a non-blocking interconnect fabric at PCIe Gen 3 speeds. This allows systems to scale internally avoiding bottlenecks. The serial interconnect can be embedded directly in the computer printed circuit boards, across connectors board-to-board, or traverse across copper or optical cables for chassis-to-chassis connection. Due to the extremely high speeds, the design considerations around signal integrity are rigorous and with unforgiving tolerances. PCIe Gen 4 will begin deployment in early 2018, doubling the interconnect speed, and PCIe Gen 5 is expected early in the next decade.

Serial interconnects are also used to interconnect nodes into larger scale networks and clusters. In this case, the primary interconnects are Infiniband and Ethernet. These technologies have the advantage of scaling to very high numbers of network elements over potentially large distances. The tradeoff over PCIe is higher latency (transit time across the interconnect) and protocol complexity requiring processing cycles to manage. Many HPC deployments incorporate these interconnect technologies in order to deliver large scale solutions with optimized technology selections for each system aspect. In summary, PCIe is used at the local level for the ultimate performance/low latency and these other interconnects are used to expand the network.

GP-GPUs: Computational GPUs.

Over the last several years, GPUs have evolved from graphics display acceleration to becoming general-purpose processing workhorse of HPC systems. Today, the majority of the fastest supercomputers in the world utilize GPUs as their primary compute engines. GPUs are ideal for HPC workloads because of their ability to do massively parallel processing. While traditional CPUs today may have dozens of processing cores, GPUs have thousands of cores that are all able to execute calculations simultaneously.

For many HPC applications, fundamental pieces of the code can be optimized to run in parallel and therefore experience significant performance enhancements. NVIDIA, a key supplier of GPUs to the market, has done extensive benchmarking showing the ability of single GPU based machines to exceed the performance of dozens or even thousands of traditional CPU only computers. NVIDIA has worked extensively with the software development community, and hundreds of HPC applications have been tuned and developed to run on GPUs.

The current NVIDIA GPU Applications catalog lists more than 400 such applications across a broad set of market spaces including:

•	Computational Finance
•	Climate, Weather and Ocean Modeling
•	Computational Chemistry and Biology
•	Data Science and Analytics
•	Deep Learning and Machine Learning

•	Federal Defense and Intelligence
•	Genomics
•	Manufacturing
•	Media and Entertainment
•	Medical Imaging
•	Oil and Gas
•	Safety and Security

Many of these applications also scale performance based on the number of GPUs utilized. OSS has designed multi-GPU systems including up to 16 GPUs in a single system. Current state-of-the art GP-GPUs includes Pascal 100 from NVIDIA, providing up to 4.7 teraflops of double precision performance, including 3,584 cores and up to 16 gigabytes of memory. NVIDIA’s next generation GPU, Volta, increases performance to 7.5 teraflops double precision, and includes extensive optimizations for AI algorithms.

Although GPUs provide tremendous application performance advantages, they pose significant system design challenges due to their power requirements. Today’s high-end GPUs can require up to 300 watts of power, which generates a tremendous amount of heat. Sophisticated power distribution and cooling designs are required, especially for large scale systems with multi-GPUs per chassis.

PCI Express Flash Storage

The use of flash memory technology for system storage has gained traction over the last several years, as the cost per gigabyte has continued to drop. Initially relegated to the ‘hot data’ tier in a layered storage architecture, flash memory is now becoming the ubiquitous storage technology in HPC systems across all performance and capacity tiers.

Combined with the move away from traditional rotating hard drive technology has been the trend toward eliminating traditional storage protocols in favor of low latency flash memory protocols. SSD drives using solid state memory connect directly to the system’s PCIe interconnect. This direct connection allows for very high bandwidth between the storage and the other system elements, and eliminates the need for protocol translation as data is moved from storage subsystems to and from the compute complex.

Today, SSD drives with capacities up to 8 terabytes and PCIe Gen 3 interfaces are available. OSS flash storage arrays with hundreds of terabytes of capacity are available, enabling the scaling of high-speed storage to meet the full range of HPC application requirements.

Core Technical Capabilities

For nearly 20 years, OSS has developed unique expertise and core competency across the fundamental technologies of today’s rapidly expanding HPC marketplace. These valuable assets are embedded in the leading-edge engineering capabilities of our engineers, the proprietary intellectual property residing in our vast library of designs, and our brand equity based on our reputation as a high-quality producer of state-of-the-art custom and standard solutions across a broad array of markets.

High Speed System Interconnect Design

Our electrical engineers are experts in high speed digital signaling design. They have continually designed at the leading edge of the state-of-the-art signaling speeds, as semiconductor technology has driven up the clock rate of digital transmission. We have consistently been among a small handful of companies able to come to market first with the latest technology. In fact, we delivered the industry’s first PCIe link solutions for PCIe Gen 1, Gen 2 and Gen 3 and are currently on track to accomplish this again in Gen 4. The expertise required includes circuit design, PCB (printed circuit board) layout and routing optimizations all with a focus on achieving the highest levels of signal integrity. In our current systems, PCIe Gen 3 signals are propagated across multiple PCBs, connectors, and copper cabling while maintaining the ability to recognize digital signal transitions at 8 billion times per second.

In HPC systems the trajectory of ever increasing signaling speeds will not abate with next generations of PCIe, and nvlink pushing to 16 and 20 gigahertz (billions of transitions per second). An ever-shrinking set of companies have the capability to design robust, highly-reliable systems at these speeds. We believe our core competency in large-scale, high-speed design and layout will allow us to remain on the forefront of this growing industry.

Complex System Design

In addition to low-level signal integrity design expertise, we have amassed expertise and intellectual property in HPC system architecture design. This expertise allows us to develop extremely sophisticated systems with massive scaling, while meeting customer demands for reliability, cost, and flexibility. OSS HPC platforms integrate with server platforms from all major server OEMs, including Dell, HP, IBM, Oracle, and Cisco.

Often elements of the vendor’s servers need to be adapted to meet the scale required by HPC customers. We have developed the deep knowledge for basic input/output systems and operating system adjustments and configuration tuning required. Often, design enhancements are required for each successive generation of CPU technology. Our engineers are often called upon to consult with OEM designers to tune and enhance their systems.

For highly scalable systems, a deep understanding and experience with switching topologies and interconnect fabric design is required. We have worked with serial switching technology starting with the first generation of PCIe and have been an innovator in creating unique and flexible topologies to meet the specific needs of the customers. Creating custom solutions for unique customer solutions is a core competency and relies on this deep knowledge of switch capabilities and limitations.

For maximum system performance, design for optimizing data transfer speeds is also an important consideration. OSS has developed expertise in system design to leverage peer to peer data flows between GPUs and pioneering techniques for optimized data flows between SSD Storage and GPU compute engines. Our systems optimize switch and GPU configuration topologies to optimize GPU to GPU communication without requiring latency-inducing data transfer between host dual processors. Our platforms feature RDMA (remote direct memory access) across compute nodes, which support data transfer without burdening the host CPU.

We continue to be a leader in developing unique solutions leveraging PCIe. These system level design capabilities are uniquely part of our core engineering capabilities, and allow us to respond to specific customer custom requirements with high value, differentiated solutions.

OSS has pioneered the ability to extend the PCIe bus beyond the confines of a single enclosure, opening the possibility of flexible system expansion options. We believe we are one of the leading designers and suppliers of PCIe host bus adapters that extend PCIe signals from the host motherboard across copper or optical cables to expansion enclosures. OSS adapters provide both ends of the external cable connection. Our expertise in high-speed signal design in printed circuit boards, connectors and cables is essential to successful expansion designs. We also hold expertise in incorporating clustering and rack scale expansion into our system designs, including up to 100 gigabit Ethernet, 100 gigabit+ Infiniband, and emerging PCIe top-of-rack switch technology.

Expertise in power, cooling and mechanical design are required to address the requirements of the HPC customers. We have developed leadership design capability in high-power design and distribution within large rack enclosures. High-end GPUs today require 300 watts or above, and in our high-end systems up to 16 of these can reside in a single chassis. Thousands of kilowatts of redundant power is required. Power stability and huge thermal loads are some of the critical design issues that must be addressed.

We have expertise in power distribution, redundant power and complex chassis cooling design, including materials selection, airflow simulation, fan technology, liquid cooling, and cable routing. We have also developed extensive intellectual property in regulatory compliance of complex HPC system design across emission, shock, vibration, thermal, humidity and other environmental requirements that are required for highly reliable and highly available solutions. OSS engineers are experts in design for regulatory testing for FCC (Federal Communications Commission), CE (European Conformity), UL (Underwriters Laboratories), and Mil-Spec (Military Standard). Additionally, we have expertise in rapid prototyping, design for manufacturability, and design for serviceability.

Storage Management Software

Given our hardware design and integration expertise, we see the next natural step is to add a robust software capability that will allow us to offer more optimized and customized systems. By licensing source code for the Ion software and hiring the members of the software design team from Western Digital, we now have the in-house expertise to deliver full server and storage solutions that produce the highest performance from today’s leading-edge flash storage, GPUs and processors.

The Ion software allows flash-based cards and drives to be put into a variety of storage and network configurations, which can then be accessed by multiple servers. The Ion software can do this cost-effectively, while preserving the low latency that is vital for many business and mission-critical enterprise applications, from database and transaction processing to massive data collection programs. Ion also has a full high-availability option to ensure complete data integrity.

In-house mature and established foundational storage software allows OSS to add new products and capabilities to its product portfolio. Possibilities range from increasing data efficiency with de-duplication and compression, to improving system manageability and adding software-defined storage to our server products.

Given the recent closing of the Ion transaction, we have yet to generate substantial revenues from this line of business.

Benefits of Technology and Core Capabilities to our Customers

Due to our core capabilities, we can provide our HPC customers with high-performance platforms possessing extreme reliability and cost effectiveness. Such performance allows our customers to solve bigger problems faster, and save the cost and time of highly-paid engineers, data scientists, and other human resources. Our technology enhances innovation by allowing more ‘what-if’ analysis in a finite amount of time. Our price/performance leadership enhances our customers’ competitiveness, and lowers capital expense and total cost of ownership.

Our Products

OSS has developed a complete line of products that have been customized for the benefit of its customers.

GPU Appliances – high-density, fully integrated computer clusters that are purpose-built for user applications. They provide thousands of cores and hundreds of teraflops of computing performance.

GPU Expansion – expansion units can add hundreds or thousands of computing cores with hundreds of teraflops of computing performance to virtually any OEM server.

Flash Storage and Network Appliances – networked storage appliances optimized for the environment and system software of our customers. These offer flexible and powerful turnkey, customer-driven solutions for the HPC market.

Flash Storage Arrays – arrays that provide hundreds of terabytes of storage and millions of input/output operations per second with flash memory. They are flexible, powerful, and configurable for customers in the HPC market.

Servers – OSS designs servers optimized for PCIe-over-cable expansion. Available in various turn-key and custom configurations, they provide simple, reliable and cost-effective server solutions. These servers are optimized to work seamlessly with other OSS systems and appliances.

Desktop Computing Appliances – OSS designs and builds desktop expansion appliances in many configurations that add input/output flexibility to any user’s desktop system. These appliances come pre-configured with many combinations of flash memory, GPU, and coprocessors.

PCIe Expansion – PCIe is the standard for high speed connectivity from a server to a PCIe device. It provides vastly faster throughput compared to USB or Ethernet in a simple, cost-effective connection. It requires no special software, which adds no overhead to the system, and improves latency of throughput. OSS provides cables, kits, backplanes, enclosures, switches, and adaptor cards for this market.

Customers

We serve a global clientele consisting of multinational companies, governmental agencies, and leading technology providers. Some of our key customers are set forth below, including case studies illustrating how we provide custom solutions.

Epoch Concepts/Northrup Grumman/Missile Defense Agency – Epoch Concepts distributes enterprise virtualization and information technology solutions. The company offers system integration, implementation, disaster recovery, storage and desktop consolidation, network and server optimization, and application acceleration solutions. It caters to commercial, governmental, and public sectors. Epoch holds major defense and governmental contracting vehicles. OSS is working with Epoch and its customer, Northrup Grumman, to provide custom quad socket servers and 16 GPU compute accelerators to the Missile Defense Agency for radar simulation applications.

Raytheon/US Navy – OSS is working closely with Raytheon to build a customized flash storage array, with flash drives installed in removable canisters. Raytheon has installed these drives on a current military aircraft equipped with multiple sensors and data capture arrays. These devices are fully compliant with appropriate military specifications, include shock and vibration. Each canister has the capacity to save 50 terabytes of data and weighs only 6.5 pounds. This compares to a previous data storage device that weighed more than 155 pounds. Data is captured onto the OSS flash array canisters, which can be easily removed at the end of the mission for analysis. Our expertise in designing and manufacturing the highest-density flash arrays in the lightest, most compact package allow military aircraft to realize faster turn-arounds during critical missions. Not only will they use our products on new aircraft, the larger opportunity is retrofitting the fleet to this desired technology.

disguise (formerly d3) – disguise is the leading provider of hardware and software, including workflow that allows their customers to produce live events, television broadcasts, theater effects, and special effects for concert tours. OSS has worked with disguise to design purpose-built, custom servers that act as video controllers for special effects at these events. These servers work seamlessly with disguise software applications, providing up to 16 simultaneous video outputs that supports a rich array of special effects. Events like the Super Bowl halftime show and numerous musical concerts rely upon disguise controllers, designed and produced by OSS, to deliver a lasting impression on audiences. OSS and disguise entered into an Original Equipment Manufacturing and Supply Agreement (“OEM Agreement”), dated as of October 1, 2015. Per the terms of the OEM Agreement, disguise is not required to purchase a minimum amount of products from OSS but we continue to win the new designs. The OEM Agreement is for a five (5) year term, subject to extension upon mutual agreement of the parties.

National Instruments – National Instruments is a market leader and multinational company that produces automated test equipment and virtual instrumentation software. OSS provides several PXI/PXIe/PCIe interface cards that are branded by National Instruments. OSS acts as an extension to National Instruments’ engineering group, allowing National to complete their product roadmap in a timely and cost-effective manner.

Sales and Marketing

Our sales and marketing efforts our focused on promoting sales and brand awareness.

Sales

Our sales efforts entail three main areas:

•

End-user Sales – OSS maintains a web site and direct sales team that sell directly to end-users. This includes e-commerce sales via typical web store functionality, and direct calling of end-user customers to provide unique solutions that fits their needs. The OSS direct sales team typically works in the OSS booth at tradeshows, directly interacting with potential customers and presenting solutions for their HPC needs.

•

OEM Sales – Our direct sales team also works to identify and develop potential OEM customers. This is the largest and fastest growing part of our business. For typical OEM customers, we design and build customer specified systems that are branded with the OEMs name and label. These companies then resell the products through their own channels. We actively seek this type of relationship, which is leveraged as a sales multiplier, allowing us to grow sales at a faster rate without adding more dedicated sales resources.

•

Channels – We have a dedicated sales resource that manages our worldwide network of resellers and distributors. We typically sell standard products through these channels, which allow us to achieve global customer touch without requiring a physical presence in all geographies.

Marketing

Our marketing department focuses on building cost effective brand awareness in several ways. We generate interest by utilizing traditional and non-traditional marketing to convey the uniqueness and compelling value of our products and services. The markets we target include machine learning, deep learning, finance, defense/government, oil and gas exploration, virtual desktop infrastructure (VDI), media and entertainment. Among the many channels utilized are:

•	Social Media – We regularly use Facebook and Twitter to instantly alert the followers of OSS to new events, products, services, and customer stories.
•

Publications – We periodically publish white papers, customer success stories, and other demand generation articles in periodicals and newsletters that include InsideHPC, Storage Newsletter, and HPC wire. We also purchase some print ads in many industry magazines.

•

Trade Shows – OSS participates in many tradeshow and events during the marketing year. Among these are AFCEA/USNI West, Rice University Oil and Gas Conference, National Association of Broadcasters (NAB), GPU Technology Conference (GTC), Gearfest, ISC (high performance computing show), HPC Summit, Cloud Expo (via SkyScale), AI World (via SkyScale), Supercomputing, and GTC Tokyo. OSS evaluates the value and costs of each show on an annual basis, and the number and themes of our participation may change from year to year.

As we grow, it is anticipated our marketing efforts will likewise continue to increase in size and diversity.

Competition

In many cases, our primary competition is actually our potential customer. Our operational model lends itself to understanding technical and physical specifications, completing a rapid design based on our library of over 600 previous designs and prototypes, building a rapid prototype for customer approval, and an efficient design-to-manufacturing process.

Most of our OEM customers have sophisticated design capabilities in-house. They come to OSS for our particular expertise and experience, which allows us to work collaboratively with the customer to produce more advanced systems in a shorter timeframe. In most cases, the primary alternative to engaging OSS is for the customer to design the products themselves. We win when our customers realize that together we can produce better products faster and more cost-effectively than they can themselves. This has proven to be particularly evident when customers require state-of-the-art products that are constructed of parts available commercially. This has resulted in several design wins that demonstrate our flexibility and how we can work closely with large OEM and government customers.

We also compete with established competitors, third party competitive products and new entrants into the markets we serve. Established competitors include IBM, Lenovo, HP and Dell. Each offers a broad range of standard products and services for this market. In many cases, these companies are able to meet their customer needs thought their standard product offerings. In other cases, these companies work with us to help extend their product capabilities to meet customer-specific requirements.

Third party competitive products include cases where the manufacturers of the underlying chip or board-level products decide to also offer system-level products. This is the case with Intel, NVIDIA, Western Digital and others. These offerings tend to be tactical, short-term products that are intended to demonstrate a new technology, rather than long-term forays into the systems business. In addition these “technology demonstration systems” tend to be priced at high levels, making them less competitive once the newness factor wears off.

New market entrants continue to move into the rapidly evolving HPC space. Some, such as Pure Storage, Next IO and Violin Memory, raise tremendous amounts of capital and endure huge loses in an attempt to establish market share. Some of these companies come and go fairly quickly (note Next IO and Violin Memory are both out of business) as they ran out of capital to continue operations over the long term.

Manufacturing and Operations

OSS is certified under ISO 9001-2008 for “design, manufacture, and supply of industrial computers.” This means OSS has demonstrated its ability to consistently provide products that meet both customer requirements and applicable regulatory or statutory requirements. It also indicates that we have programs and processes in place to ensure a high level of customer satisfaction, as well as a continuous improvement program that ensures OSS gets better over time.

We utilize lean principles to drive our manufacturing and assembly process. One of the key aspects of this is our application of just-in-time principles that ensure effective ordering and utilization of inventory, and this helps optimize cash flow throughout the manufacturing cycle. Within the manufacturing process, our operations encompass three categories of “builds:”

•

Standard Builds – These are builds of standard products that are sold with little or no customization or non-standard features. These are products that are ready to be installed or integrated by the customer upon receipt.

•

Custom Builds – Custom builds involve a product built to a customer specification. Upon receipt, the customer has a unique product that performs all the functions and has the physical dimensions that match their specifications.

•

Engineering Project Builds – OSS supports the product development process by building models and prototypes of products. Developed by the OSS engineering group, the prototypes can be of standard or custom products.

OSS is dedicated to quality and customer satisfaction. Within the manufacturing operations function at OSS, our processes begin with the end goal in mind. This means we start with the customer. All our business processes begin with the idea that the customer is the essence of why we exist. Our continuous improvement efforts require us to review products, services, and processes with the idea that minor changes can lead to greater outcomes for our customers.

While we are cognizant of the additive nature of small improvements, we believe a disciplined approach to improvement sometime leads to extraordinary, large, and positive advances in our products and services. This is extremely important to OSS, as our goal is to bring the most advanced leading-edge technologies to our customers before our competitors can. Our operations strategy supports our overall mission of being first to market with customized, leading-edge products that are best-in-market in terms of speed and overall performance.

Research and Development

Research and development at OSS is centered on the exploitation of key technologies as they evolve in the marketplace. Our product roadmap reflects new component technologies for CPUs, GPUs, flash storage, and advanced PCIe switches. We design first-to-market, custom implementations utilizing these component technologies. Accordingly, our focus lies not in the capital-intensive development of silicon implementations of technologies (i.e., chips, processors, GPUs, or storage devices), but rather in taking leading-edge technologies and building first-to-market products that fully exploit those technologies for solving customer problems.

The OSS research and development strategy can be summarized as follows: OSS drives design wins by utilizing key new technologies to develop products that are leading edge and first to market.

Some examples of OSS developments:

•	GPU compute accelerators with the most GPUs per rack unit.
•	Networking of GPUs.
•	Broad range of solutions, due to specific customer design.
•	Capability to expand existing servers from virtually any OEM.
•	First-to-market products as new GPUs are introduced by NVIDIA, Intel, Western Digital and Broadcom.
•	Complete customization per the needs of our OEM customers.
•	Integration of multiple new technologies (servers, GPUs, flash drives, and PCIe) into an optimized product for our OEM customers.

Intellectual Property

The primary intellectual property basis of OSS emanates from the more than 600 individual design projects we have undertaken over the decades since our founding. These designs are archived and cataloged, so we rarely begin a new design from scratch.

Over the years, our team has developed and maintained expertise in high-speed signal design and analysis, electronic and mechanical packaging, PCIe-over-cable, fiber optics transmission, high-speed/density flash arrays, and integration and deployment of GPUs in compute accelerators and servers. This extensive expertise positions us to expand and rationalize our product line to meet the growing and ever-changing HPC market.

Employees

As of December 31, 2017, we had approximately 75 employees including several contracted personnel. Our employees are typically highly skilled as engineers, technicians, assemblers, and support staff. They are housed in four facilities, and are led by a management team that is supportive and helpful. We have experienced very little turnover of personnel in the past and endeavor to provide an environment that allows meaningful employee input to all functional areas of the Company. The management team provides transparency to its employees through monthly communication meetings designed to update all employees on current results and future expectations. None of our employees are covered by a collective bargaining agreement or represented by a labor union. We consider our relationship with our employees to be strong.

Facilities

Our corporate headquarters are in a leased space comprising approximately 17,911 square feet in Escondido, California under a lease that expires in August 2018. We occupy another facility in San Diego with approximately 13,588 square feet, which also expires in August 2018. SkyScale operates out of our San Diego facility and also leases data center space at a local data center. We also lease a small space near Munich, Germany for our German subsidiary, OSS GmbH and a 3,208 square foot facility in Salt Lake City, Utah that houses our Ion software development team. We are in the process of determining whether we want to extend our leases at the Escondido and San Diego locations or consolidate into a single, larger facility. We periodically review our lease arrangements at our Germany and Utah locations to determine whether they suit our needs.

Available Information

We file electronically with the Securities and Exchange Commission, or SEC, our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended. We make available on our website at www.onestopsystems.com, free of charge, copies of these reports, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The public may read or copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street NE, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains a website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that website is www.sec.gov. The information in or accessible through the SEC and our website are not incorporated into, and are not considered part of, this filing. Further, our references to the URLs for these websites are intended to be inactive textual references only.

Legal Proceedings

From time to time, we may be a party to legal proceedings and subject to claims incident in the ordinary course of business. Although the results of litigation and claims cannot be predicted with certainty, we believe that the final outcome of such matters will not have a material adverse effect on our financial condition or business. Regardless of outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors.

ITEM 1A. RISK FACTORS

Investing in our common stock involves a high degree of risk. You should carefully consider the risks described below, as well as the other information in this Annual Report, including our financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” before deciding whether to invest in our common stock. The occurrence of any of the events or developments described below could harm our business, financial condition, operating results, and growth prospects. In such an event, the market price of our common stock could decline, and you may lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations.

Risks Related to Our Business and Industry

The market for our products is developing and may not develop as we expect.

The market for our high performance computing (“HPC”) products is developing and may not develop as we expect. The market for cutting-edge, high performance computing products is characterized by rapid advances in technologies. We believe our future success will depend in large part on our ability to develop products, new business initiatives and creating innovative and custom designs for our customers. The growth of server clusters, specialized or high performance applications, and hosted software solutions which require fast and efficient data processing, is crucial to our success. It is difficult to predict the development of the demand for high performance computing, supercomputers, and related hardware solutions, the size and growth rate for this market, the entry of competitive products, or the success of existing competitive products. Any expansion in our market depends on several factors, including the demand, cost, performance, and perceived value associated with our products. If our products are not adopted or there is a reduction in demand for our products caused by a lack of customer acceptance, a slowdown in demand for computational power, an overabundance of unused computational power, technological challenges, competing technologies and products, decreases in corporate spending, weakening economic conditions, or otherwise, it could result in reduced customer orders, early order cancellations, the loss of customers, or decreased sales, any of which would adversely affect our business, operating results, and financial condition.

Our operating results may fluctuate significantly, which makes our future operating results difficult to predict and could cause our operating results to fall below expectations or our guidance.

Our quarterly and annual operating results have fluctuated in the past and may fluctuate significantly in the future, which makes it difficult for us to predict our future operating results. The timing and size of sales of our products are variable and difficult to predict and can result in fluctuations in our net sales from period to period. In addition, our budgeted expense levels depend in part on our expectation of future sales. Any substantial adjustment to expenses to account for lower levels of sales is difficult and takes time, thus we may not be able to reduce our costs sufficiently to compensate for a shortfall in net sales, and even a small shortfall in net sales could disproportionately and adversely affect our operating margin and operating results for a given quarter.

Our operating results may also fluctuate due to a variety of other factors, many of which are outside our control, including the changing and volatile local, national, and international economic environments, any of which may cause our stock price to fluctuate. Besides the other risks in this “Risk Factors” section, factors that may affect our operations include:

•	fluctuations in demand for our products and services;
•	the inherent complexity, length, and associated unpredictability of product development windows and product lifecycles;
•	changes in customers’ budgets for technology purchases and delays in their purchasing cycles;
•	changing market conditions;
•	any significant changes in the competitive dynamics of our markets, including new entrants, or further consolidation;
•	our ability to continue to broaden our customer base beyond our traditional customers;
•	the timing of product releases or upgrades by us or our competitors; and
•	our ability to develop, introduce, and ship in a timely manner new products and product enhancements and anticipate future market demands that meet our customers’ requirements.

Each of these factors individually, or the cumulative effect of two or more of these factors, could result in large fluctuations in our quarterly and annual operating results. As a result, comparing our operating results on a period-to-period basis may not be meaningful. You should not rely on our past results as an indication of future performance.

Our products are subject to competition, including competition from the customers to whom we sell.

Servers, computer accelerators, flash storage arrays, PCIe expansion products, and other products that we design, manufacture, and sell or license are subject to competition. The computer hardware and technology fields are well established with limited, and in many cases no, intellectual property and technological barriers to entry. The markets in which we operate are competitive and we expect competition to increase in the future from established competitors and new market entrants. The markets are influenced by, among others, brand awareness and reputation, price, strength and scale of sales and marketing efforts, professional services and customer support, product features, reliability and performance, scalability of products, and breadth of product offerings. Due to the nature of our products, competition occurs at the design, performance, and sales stages. A design or sales win by us does not limit further competition and our customers may purchase competitive products from third parties at any time. This competition could result in increased pricing pressure, reduced profit margins, increased sales and marketing expenses and failure to increase, or the loss of, market share, any of which would likely seriously harm our business, operating results or financial condition. From a cost and control perspective, our products are specialized and thus generally cost more than our competitors’ products. If our ability to design specialized solutions is deemed to be on par or of lesser value than competing solutions, we could lose our customers and prospects.

Many of our customers and competitors, often with substantially more resources or larger economies of scale, produce products that are competitive with our products. Many of these third parties mass-produce hardware solutions and have not heavily invested in or allocated resources to the smaller scale specialized products and solutions we design. A decrease in the cost of general mass-produced hardware solutions, which can serve as a substitute for our products, or the entrance of or additional allocation of resources by one of these customers or competitors into the production of specialized systems which compete with our products could create increased pricing pressure, reduced profit margins, increased sales and marketing expenses, or the loss of market share or expected market share, any of which may significantly harm our business, operating results and financial condition.

New entrants and the introduction of other distribution models in our markets may harm our competitive position.

The markets for development, distribution, and sale of our high performance computing solutions are rapidly evolving. New entrants seeking to gain market share by introducing new technology, new products and new server configurations may make it more difficult for us to sell our products and earn design wins which could create increased pricing pressure, reduced profit margins, increased sales and marketing expenses, or the loss of market share or expected market share, any of which may significantly harm our business, operating results and financial condition.

Large computer hardware and equipment manufacturers and suppliers have traditionally designed, produced, and sold general purpose servers, and storage arrays and related products and equipment. Our customers supplement these general purpose systems by purchasing our specialized or customized systems or supplemental products which improve the speed, efficiency, or performance of such systems. If the speed, efficiency, or computational power of such general purpose systems increases such that supplemental or specialized products become unnecessary, or the cost of such general purpose systems declines such that it is more cost effective for prospective customers to add general-purpose equipment rather than specialized or supplemental equipment, we could experience a significant decline in demand for the products which may significantly harm to our business, operating results and financial condition.

Our products compete with and supplement general purpose servers, storage systems and related equipment. If the producers of general purpose equipment implement proprietary standards, software, interfaces, or other interoperability restrictions, including controls which restrict the equipment’s compatibility with third party systems, we could experience a significant decline in sales because our products would not be interoperable with such systems, resulting in may significantly harm to our business, operating results and financial condition.

In our marketplace, general-purpose equipment is traditionally mass-produced and available to order while specialized equipment and custom bulk-order equipment is subject to a bid-based purchase system. If one or more large manufacturers of general or standard servers storage arrays, or related products and equipment provide specialized, customized, or supplementary equipment on a made-to-order or generally available basis, we could be forced to reduce our prices or change our selling model to remain competitive which would significantly harm to our business, operating results and financial condition.

If we are unable to manage our growth and expand our operations successfully, our business and operating results will be harmed and our reputation may be damaged.

We have expanded our operations significantly since inception and anticipate that further significant expansion will be required to achieve our business objectives. The growth and expansion of our business and product offerings places a continuous and significant strain on our management, operational and financial resources. Any such future growth would also add complexity to and require effective coordination throughout our organization. To manage any future growth effectively, we must continue to improve and expand our information technology and financial infrastructure, our operating and administrative systems and controls, and our ability to manage headcount, capital and processes in an efficient manner. We may not be able to successfully implement improvements to these systems and processes in a timely or efficient manner, which could result in additional operating inefficiencies and could cause our costs to increase more than planned. If we do increase our operating expenses in anticipation of the growth of our business and this growth does not meet our expectations, our operating results may be negatively impacted. If we are unable to manage future expansion, our ability to provide high quality products and services could be harmed, which could damage our reputation and brand and may have a material adverse effect on our business, operating results and financial condition.

A limited number of customers and devices represent a significant portion of our sales. If we were to lose any of these customers or devices, our sales could decrease significantly.

In the fiscal years ended December 31, 2017 and December 31, 2016, one customer, disguise (formerly d3), accounted for approximately 37%, and 29% of net sales, respectively. As of December 31, 2017, three customers accounted for 68% of net trade accounts receivable and, as of December 31, 2016, three customers accounted for 56% of net trade accounts receivable. In addition, a few products comprise a significant amount of our sales, and the discontinuation, modification, or obsolescence of such products may materially and adversely affect our sales and results of operations. Any loss of, or a significant reduction in purchases by, these other significant customers or a decrease in the high performance applications that drive the use of our products, or the modification, discontinuation, or obsolescence of a device which constitutes a significant portion of our sales could have an adverse effect on our financial condition and operating results.

We rely on a limited number of parts suppliers to support our manufacturing and design processes.

We rely on a limited number suppliers to provide us with the necessary devices, parts and systems to allow us to build, design and manufacture our products, and the failure to manage our relationships with these parties successfully could adversely affect our ability to market and sell our products. In the fiscal years ended December 31, 2017 and December 31, 2016, two suppliers, Concisys, Inc. and Exact Computers, accounted for approximately 40%, and 46%, respectively, of materials purchased.

Although we do believe we could locate additional suppliers to fulfill our needs, any significant change in our relationship with these suppliers could have a material adverse effect on our business, operating results, and financial condition unless and until we are able to find suitable replacements. We make substantially all of our purchases from our contract suppliers on a purchase order basis. Our suppliers are not required to supply our raw materials for any specific period or in any specific quantity or price.

Our future success depends on our ability to develop and successfully introduce new and enhanced products that meet the needs of our customers.

Our sales depend on our ability to anticipate our existing and prospective customers’ needs and develop products that address those needs. Our future success will depend on our ability to design new products, anticipate technological improvements and enhancements, and to develop products that are competitive in the rapidly changing computer hardware and software industry. Introduction of new products and product enhancements will require coordination of our efforts with those of our customers, suppliers, and manufacturers to develop products that offer performance features desired by our customers and performance and functionality superior or more cost effective than solutions offered by our competitors. If we fail to coordinate these efforts, develop product enhancements or introduce new products that meet the needs of our customers as scheduled, our operating results will be materially and adversely affected, and our business and prospects will be harmed. We cannot assure that product introductions will meet our anticipated release schedules or that our products will be competitive in the market. Furthermore, given the rapidly changing nature of the computer equipment market, there can be no assurance our products and technology will not be rendered obsolete by alternative or competing technologies.

Delays in our production cycle could result in outdated equipment or decreased purchases of our products.

The design and manufacture of our products can take several months to several years. The length of such process depends on the complexity and purpose of the system or equipment being designed, and may be affected by factors such as: the development and design of unique or specialized systems, the fabrication, availability, and supply of parts, the customization of parts as applicable, the manufacture and/or assembly of the units, quality control testing, and the development and incorporation of new technologies. If our products are outdated upon completion of this process our sales could materially decline and it may be necessary to sell products at a loss.

Unsuccessful government programs or OEM contracts could lead to reduced revenues.

We design and manufacture certain products to fit the specifications of government programs or OEM contracts. These programs may take months or years to complete and involve significant investment of our time, money and resources. We generally receive upfront fees for these programs but there is often no or little obligation on the part of our customer to purchase large volumes of products at the time of final product launch. Unsuccessful product launches could lead to reduced revenues, potential returns of products and have a material adverse effect on our financial condition and operating results. We may be forced to sell products at a loss or spend a significant amount of resources to find additional customers for these products if these programs do not fit the future needs of our intended customers.

Our inventory may rapidly become obsolete.

Sales cycles for some of our products can take several months. In addition, it can take time from the bid to the development and manufacture of the equipment. We maintain inventory based in large part on our forecasts of the volume and timing of orders. The varying length of the sales cycles makes accurate forecasting difficult. The delays inherent in our sales cycles raise the risk that the inventory we have on hand will become obsolete or impaired prior to its use or sale. If our forecasted demand does not materialize into purchase orders, we may be required to write off our inventory balances or reduce the value of our inventory, based on a reduced sales price. A write off of the inventory, or a reduction in the inventory value due to a sales price reduction, could have an adverse effect on our financial condition and operating results.

We offer an extended product warranty to cover defective products at no cost to the customer. An unexpected change in failure rates of our products could have a material adverse impact on our business.

We offer product warranties that generally extend for one year from date of sale that requires us to repair or replace defective products returned by the customer during the warranty period at no cost to the customer. Our product warranties are in addition to warranties we receive from our vendors. We record an estimate for anticipated warranty-related costs at the time of sale based on historical and estimated future product return rates and expected repair or replacement costs. While such costs have historically been within management’s expectations and the provisions established and we receive warranty coverage from our vendors, unexpected changes in failure rates could have a material adverse impact on our business requiring additional warranty reserves. These failures could adversely impact our operating results.

If we fail to achieve design wins for our products, our business will be harmed.

Achieving design wins is an important success factor for our business. We work closely with OEM’s and end users to insure the customer gets the product they want in the specific configuration, size and weight required for the application. We have participated in many design wins based upon our ability to interpret technical specifications and proceed rapidly through prototyping, development, and delivery. This approach and expertise is one of the factors driving our growth. Failure to maintain our expertise and ability to deliver custom, specific design systems could harm our business. In order to achieve design wins, we must:

•	anticipate the features and functionality that OEMs, customers and consumers will demand;
•	incorporate those features and functionalities into products that meet the exacting design requirements of our customers; and
•	price our products competitively.

Unanticipated changes in industry standards could render our products incompatible with products developed by major hardware manufacturers and software developers. Further, if our products are not in compliance with prevailing industry standards, our customers may not incorporate our products into their design strategies.

If we cannot retain, attract and motivate key personnel, we may be unable to effectively implement our business plan.

Our success depends in large part upon our ability to retain, attract and motivate highly skilled management, development, marketing, sales and service personnel. The loss of and failure to replace key technical management and personnel could adversely affect multiple development efforts. Recruitment and retention of senior management and skilled technical, sales and other personnel is very competitive, and we may not be successful in either attracting or retaining such personnel. We have lost key personnel to other high technology companies, and many larger companies with significantly greater resources than us have aggressively recruited, and continue to aggressively recruit, key personnel. As part of our strategy to attract and retain key personnel, we may offer equity compensation through grants of stock options, restricted stock awards or restricted stock units. Potential employees, however, may not perceive our equity incentives as attractive enough. In addition, due to the intense competition for qualified employees, we may be required to, and have had to, increase the level of compensation paid to existing and new employees, which could materially increase our operating expenses.

We have made in the past, and may make in the future, acquisitions which could require significant management attention, disrupt our business, result in dilution to our stockholders, deplete our cash reserves and adversely affect our financial results.

Acquisitions involve numerous risks, including the following:

•	difficulties in successfully integrating the operations, systems, technologies, products, offerings and personnel of the acquired company or companies;
•	insufficient revenue to offset increased expenses associated with acquisitions;
•	diversion of management’s attention from normal daily operations of the business and the challenges of managing larger and more widespread operations resulting from acquisitions;
•	potential difficulties in completing projects associated with in-process research and development intangibles;
•	difficulties in entering markets in which we have no or limited direct prior experience and where competitors in such markets have stronger market positions;
•	initial dependence on unfamiliar supply chains or relatively small supply partners; and
•	the potential loss of key employees, customers, distributors, vendors and other business partners of the companies we acquire following and continuing after announcement of acquisition plans.

Acquisitions may also cause us to:

•	use a substantial portion of our cash reserves or incur debt;
•	issue equity securities or grant equity incentives to acquired employees that would dilute our current stockholders’ percentage ownership;
•	assume liabilities, including potentially unknown liabilities;
•	record goodwill and non-amortizable intangible assets that are subject to impairment testing on a regular basis and potential periodic impairment charges;
•	incur amortization expenses related to certain intangible assets;
•	incur large and immediate write-offs and restructuring and other related expenses; or
•	become subject to intellectual property litigation or other litigation.

Acquisitions of high-technology companies and assets are inherently risky and subject to many factors outside of our control and no assurance can be given that our recently completed or future acquisitions will be successful and will not materially adversely affect our business, operating results, or financial condition. Failure to manage and successfully integrate acquisitions could materially harm our business and operating results.

The continuing commoditization of HPC hardware and software has resulted in increased pricing pressure and may adversely affect our operating results.

The continuing commoditization of HPC hardware, such as processors, interconnects, flash storage and other infrastructure, and the growing commoditization of software, including plentiful building blocks and more capable open source software, as well as the potential for integration of differentiated technology into already-commoditized components, has resulted in, and may result in increased pricing pressure that may cause us to reduce our pricing in order to remain competitive, which can negatively impact our gross margins and adversely affect our operating results.

Our election to not opt out of the extended accounting transition period under the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, may make our financial statements difficult to compare to other companies.

Under the JOBS Act, as an emerging growth company, we can elect to opt out of the extended transition period for any new or revised accounting standards that may be issued by the Financial Accounting Standards Board (“FASB”) or the U.S. Securities and Exchange Commission (the “SEC”). We have elected not to opt out of such extended transition period. This means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, are permitted to use any extended transition period for adoption that is provided in the new or revised accounting standard having different application dates for public and private companies. This may make the comparison of our financial statements with any other public company, which is not either an emerging growth company nor an emerging growth company which has opted out of using the extended transition period, difficult or impossible as possible different or revised standards may be used.

If we are unable to implement and maintain effective internal control over financial reporting in the future, the accuracy and timeliness of our financial reporting may be adversely affected. In addition, because of our status as an emerging growth company, you will not be able to depend on any attestation from our independent registered public accounting firm as to our internal control over financial reporting for the foreseeable future.

The Sarbanes-Oxley Act requires, among other things, that we assess disclosure controls and procedures and controls over financial reporting. In particular, we are required to perform system and process evaluations and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. We will be required to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting beginning with the fiscal year ended December 31, 2018. However, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act until the later of the year following our first annual report required to be filed with the SEC or the date we are no longer an “emerging growth company” as defined in the JOBS Act. Accordingly, you will not be able to depend on any attestation concerning our internal control over financial reporting from our independent registered public accounting firm for the foreseeable future.

We have identified certain material weaknesses in our internal control over financial reporting. If we fail to remedy these material weaknesses and develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results or prevent fraud. As a result, stockholders could lose confidence in our financial and other public reporting, which would harm our business and the trading price of our common shares.

We have identified material weaknesses in our internal control over financial reporting as of December 31, 2017. As defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, a “material weakness” is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Specifically:

(i)	we did not have sufficient segregation of duties within our accounting functions; and
(ii)	we lacked appropriate controls to ensure the accuracy of labor and overhead inventory rates as well as excess and obsolescence inventory reserves.

Management is in the process of remediating the material weaknesses set forth above, as follows:

•

To address the identified weaknesses surrounding segregation of duties, supervision and expertise, in September 2017, we hired a chief financial officer with appropriate experience applying GAAP technical accounting guidance and have increased the number of hours worked by our contracted accounting personnel who are responsible for the closing process and external financial reporting. With the introduction of additional personnel, incompatible functions with respect to the segregation of duties and the recording of a transaction (including the review and approval processes) are being reassigned to different personnel to strengthen the control environment.

•

To strengthen the weaknesses in the control environment surrounding inventory and inventory valuation, we have and continue to evolve a new analytical process to identify slow-moving and obsolete inventory as well as formalizing the methodology for application of labor overhead to inventory. We are also strengthening the controls regarding physical verification of inventory on-hand.

Our remediation plan also includes relevant and appropriate training on technical GAAP topics, as well as SEC reporting requirements.

We intend to complete the implementation of our remediation plan during the first and second quarters of 2018. Except for additional personnel costs, we have not incurred any material costs on our remediation plan to date as we have been implementing the plan internally. As we continue to evaluate and take actions to improve our internal control over financial reporting, we may determine to take additional actions to address control deficiencies or determine to modify certain of the remediation measurements that we are anticipating to make which may include retaining a third party to assist with the implementation of our remediation plan. The retention of third party service providers for purposes of remediation may involve us incurring material costs in the future.

Effective internal control over financial reporting is necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, are designed to prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation could cause us to fail to meet our reporting obligations. In addition, any testing by us conducted in connection with Section 404 of the Sarbanes-Oxley Act or any subsequent testing by our independent registered public accounting firm may reveal additional deficiencies in our internal control over financial reporting that are deemed to be material weaknesses or significant deficiencies, or that may require prospective or retroactive changes to our financial statements or identify other areas for further attention or improvement. Inferior internal control over financial reporting could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock.

Risks Relating to Intellectual Property

If we are unable to protect our proprietary design and intellectual property rights, our competitive position could be harmed or we could be required to incur significant expenses to enforce our rights.

Our ability to compete effectively is dependent in part upon our ability to protect our proprietary technology. We rely on patents, trademarks, trade secret laws, confidentiality procedures and licensing arrangements to protect our intellectual property rights. There can be no assurance these protections will be available in all cases or will be adequate to prevent our competitors from copying, reverse engineering or otherwise obtaining and using our technology, proprietary rights or products. For example, the laws of certain countries in which our products are manufactured or licensed do not protect our proprietary rights to the same extent as the laws of the United States. In addition, third parties may seek to challenge, invalidate or circumvent our patents, trademarks, copyrights and trade secrets, or applications for any of the foregoing. There can be no assurance that our competitors will not independently develop technologies that are substantially equivalent or superior to our technology or design around our proprietary rights. In each case, our ability to compete could be significantly impaired. To prevent substantial unauthorized use of our intellectual property rights, it may be necessary to prosecute actions for infringement and/or misappropriation of our trade secrets and/or proprietary rights against third parties. Any such action could result in significant costs and diversion of our resources and management’s attention, and there can be no assurance we will be successful in such action. Furthermore, many of our current and potential competitors have the ability to dedicate substantially greater resources to enforce their intellectual property rights than we do. Accordingly, despite our efforts, we may not be able to prevent third parties from infringing upon or misappropriating our trade secrets and/or intellectual property.

Many of our proprietary designs are in digital form and the breach of our computer systems could result in these designs being stolen.

If our cybersecurity measures are breached or unauthorized access to private or proprietary data is otherwise obtained, our proprietary designs could be stolen. Because we hold many of these designs in digital form on our servers, there exists an inherent risk that an unauthorized third party could conduct a cybersecurity breach resulting in the theft of our proprietary information. While we have taken cybersecurity steps to protect our proprietary information, because techniques used to obtain unauthorized access or sabotage systems change frequently and generally are not identified until they are launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. Any or all of these issues could negatively impact our competitive edge and our ability to obtain new customers thereby adversely affecting our financial results.

Our proprietary designs are susceptible to reverse engineering by our competitors.

Much of the value of our proprietary rights is derived from our vast library of design specifications. While we consider our design specifications to be protected by various proprietary, trade secret and intellectual property laws, such information is susceptible to reverse engineering by our competitors. We may not be able to prevent our competitors from developing competing design specifications and the cost of enforcing these rights may be significant. If we are unable to adequately protect our proprietary designs our financial condition and operating results could suffer.

If we are unable to protect the confidentiality of our trade secrets, our business and competitive position would be harmed.

We consider trade secrets, including confidential and unpatented know-how and designs important to the maintenance of our competitive position. We protect trade secrets and confidential and unpatented know-how, in part, by customarily entering into non-disclosure and confidentiality agreements with parties who have access to such knowledge, such as our employees, outside technical and commercial collaborators, consultants, advisors and other third parties. We also enter into confidentiality and invention or patent assignment agreements with our employees and consultants that obligate them to maintain confidentiality and assign their inventions to us. Despite these efforts, any of these parties may breach the agreements and disclose our proprietary information, including our trade secrets, and we may not be able to obtain adequate remedies for such breaches.

Claims by others that we infringe their intellectual property or trade secret rights could harm our business.

Our industry is characterized by vigorous protection and pursuit of intellectual property rights, which has resulted in protracted and expensive litigation for many companies. Third parties may in the future assert claims of infringement of intellectual property rights against us or against our customers or channel partners for which we may be liable. As the number of products and competitors in our market increases and overlaps occur, infringement claims may increase.

Intellectual property or trade secret claims against us, and any resulting lawsuits, may result in our incurring significant expenses and could subject us to significant liability for damages and invalidate what we currently believe are our proprietary rights. Our involvement in any patent dispute or other intellectual property dispute or action to protect trade secrets and know-how could have a material adverse effect on our business. Adverse determinations in any litigation could subject us to significant liabilities to third parties, require us to seek licenses from third parties and prevent us from manufacturing and selling our products. Any of these situations could have a material adverse effect on our business. These claims, regardless of their merits or outcome, would likely be time consuming and expensive to resolve and could divert management’s time and attention.

We are generally obligated to indemnify our channel partners and end-customers for certain expenses and liabilities resulting from intellectual property infringement claims regarding our products, which could force us to incur substantial costs.

We have agreed, and expect to continue to agree, to indemnify our channel partners and end-customers for certain intellectual property infringement claims regarding our products. As a result, in the case of infringement claims against these channel partners and end-customers, we could be required to indemnify them for losses resulting from such claims or to refund amounts they have paid to us. Our channel partners and other end-customers in the future may seek indemnification from us in connection with infringement claims brought.

Risks Related to Our International Operations

Our international sales and operations subject us to additional risks that can adversely affect our operating results and financial condition.

Our international operations subject us to a variety of risks and challenges, including: increased management, travel, infrastructure and legal compliance costs associated with having international operations; reliance on channel partners; increased financial accounting and reporting burdens and complexities; compliance with foreign laws and regulations; compliance with U.S. laws and regulations for foreign operations; and reduced protection for intellectual property rights in some countries and practical difficulties of enforcing rights abroad. Any of these risks could adversely affect our international operations, reduce our international sales or increase our operating costs, adversely affecting our business, operating results and financial condition and growth prospects.

We are subject to governmental export and import controls that could impair our ability to compete in international markets due to licensing requirements and subject us to liability if we are not in compliance with applicable laws.

Our products are subject to export control and import laws and regulations, including the U.S. Export Administration Regulations, U.S. Customs regulations and various economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Controls. Exports of our products must be made in compliance with these laws and regulations. If we violate these laws and regulations, we and certain of our employees could be subject to substantial civil or criminal penalties, including the possible loss of export or import privileges, fines, which may be imposed on us and responsible employees or managers and, in extreme cases, the incarceration of responsible employees or managers. In addition, if our channel partners, agents or consultants fail to obtain appropriate import, export or re-export licenses or authorizations, we may also be adversely affected through reputational harm and penalties. Obtaining the necessary authorizations, including any required license, for a particular sale may be time-consuming, is not guaranteed and may result in the delay or loss of sales opportunities. Changes in our products or changes in applicable export or import laws and regulations may also create delays in the introduction and sale of our products in international markets, prevent our end-customers with international operations from deploying our products or, in some cases, prevent the export or import of our products to certain countries, governments or persons altogether. Any change in export or import laws and regulations, shift in the enforcement or scope of existing laws and regulations, or change in the countries, governments, persons or technologies targeted by such laws and regulations, could also result in decreased use of our products, or in our decreased ability to export or sell our products to existing or potential end-customers with international operations. Any decreased use of our products or limitation on our ability to export or sell our products would likely adversely affect our business, financial condition and operating results.

New regulations or standards or changes in existing regulations or standards in the United States or internationally related to our suppliers products may result in unanticipated costs or liabilities, which could have a material adverse effect on our business, operating results and future sales, and could place additional burdens on the operations of our business.

Our suppliers’ products are subject to governmental regulations in many jurisdictions. To achieve and maintain market acceptance, our suppliers’ products must continue to comply with these regulations and many industry standards. As these regulations and standards evolve, and if new regulations or standards are implemented, our suppliers may have to modify their products. The failure of their products to comply, or delays in compliance, with the existing and evolving industry regulations and standards could prevent or delay introduction of our products, which could harm our business. Supplier uncertainty regarding future policies may also affect demand for HPC products, including our products. Moreover, channel partners or customers may require us, or we may otherwise deem it necessary or advisable, to alter our products to address actual or anticipated changes in the regulatory environment. Our inability to alter our products to address these requirements and any regulatory changes may have a material adverse effect on our business, operating results and financial condition.

We could be adversely affected by violations of the U.S. Foreign Corrupt Practices Act and similar worldwide anti-bribery laws.

We have international operations. The U.S. Foreign Corrupt Practices Act and similar anti-bribery laws generally prohibit companies and their intermediaries from making improper payments to foreign government officials for the purpose of obtaining or retaining business. Practices in the local business communities of many countries outside the United States have a level of government corruption that is greater than that found in the developed world. Our policies mandate compliance with these anti-bribery laws and we have established policies and procedures designed to monitor compliance with these anti-bribery law requirements; however, we cannot assure that our policies and procedures will protect us from potential reckless or criminal acts committed by individual employees or agents. If we are found to be liable for anti-bribery law violations, we could suffer from criminal or civil penalties or other sanctions that could have a material adverse effect on our business.

Risks Related to Our Common Stock

The price of our common stock may be volatile, and you could lose all or part of your investment.

The trading price of our common stock following our initial public offering may fluctuate substantially and may be higher or lower than the initial public offering price. The trading price of our common stock will depend on several factors, including those described in this “Risk Factors” section, many of which are beyond our control and may not be related to our operating performance. These fluctuations could cause you to lose all or part of your investment in our common stock since you might be unable to sell your shares at or above the price you paid.  Factors that could cause fluctuations in the trading price of our common stock include:

•	price and volume fluctuations in the overall stock market from time to time;
•	volatility in the market prices and trading volumes of technology stocks;

•	changes in operating performance and stock market valuations of other technology companies generally, or those in our industry in particular;
•	sales of shares of our common stock by us or our stockholders;
•

failure of financial analysts to maintain coverage of us, changes in financial estimates by any analysts who follow our company, or our failure to meet these estimates or the expectations of investors;

•	the financial projections we may provide to the public, any changes in those projections or our failure to meet those projections;
•	announcements by us or our competitors of new products or new or terminated significant contracts, commercial relationships or capital commitments;
•	the public’s reaction to our press releases, other public announcements and filings with the SEC;
•	rumors and market speculation involving us or other companies in our industry;
•	actual or anticipated changes in our operating results or fluctuations in our operating results;
•	actual or anticipated developments in our business or our competitors’ businesses or the competitive landscape generally;
•	litigation involving us, our industry or both or investigations by regulators into our operations or those of our competitors;
•	developments or disputes concerning our intellectual property or other proprietary rights;
•	announced or completed acquisitions of businesses or technologies by us or our competitors;
•	new laws or regulations or new interpretations of existing laws or regulations applicable to our business;
•	changes in accounting standards, policies, guidelines, interpretations or principles;
•	any major change in our management;
•	general economic conditions and slow or negative growth of our markets; and
•	other events or factors, including those resulting from war, incidents of terrorism or responses to these events.

In addition, the stock market in general, and the market for technology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. Broad market and industry factors, as well as general economic, political and market conditions such as recessions or interest rate changes, may seriously affect the market price of our common stock, regardless of our actual operating performance. These fluctuations may be even more pronounced in the trading market for our stock shortly following our initial public offering. If the market price of our common stock after our initial public offering does not exceed the initial public offering price, you may not realize any return on your investment in us and may lose some or all of your investment.

In the past, following periods of volatility in the overall market and the market prices of particular companies’ securities, securities class action litigations have often been instituted against these companies. Litigation of this type, if instituted against us, could result in substantial costs and a diversion of our management’s attention and resources. Any adverse determination in any such litigation or any amounts paid to settle any such actual or threatened litigation could require that we make significant payments.

Our directors and principal stockholders own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.

Our directors, executive officers and significant stockholders will have substantial control over the Company and could delay or prevent a change in corporate control. Our directors, executive officers and holders of more than 5% of our common stock, together with their affiliates, will beneficially own, in the aggregate, 44.9% of our outstanding common stock, based on the number of shares outstanding as of February 28, 2018. As a result, these stockholders, acting together, would have the ability to control the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, would have the ability to control the management and affairs of our company. Accordingly, this concentration of ownership might adversely affect the market price of our common stock by:

•	delaying, deferring or preventing a change in control of the Company;
•	impeding a merger, consolidation, takeover, or other business combination involving us; or
•	discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of the company.

If securities or industry analysts issue an adverse opinion regarding our stock or do not publish research or reports about our company, our stock price and trading volume could decline.

The trading market for our common stock will depend in part on the research and reports that equity research analysts publish about us and our business. We anticipate having limited analyst coverage and we may continue to have inadequate analyst coverage in the future. Even if we obtain adequate analyst coverage, we would have no control over such analysts or the content and opinions in their reports. Securities analysts may elect not to provide research coverage of our company and such lack of research coverage may adversely affect the market price of our common stock. The price of our common stock could also decline if one or more equity research analysts downgrade our common stock or if those analysts issue other unfavorable commentary or cease publishing reports about us or our business. If one or more equity research analysts cease coverage of our company, we could lose visibility in the market, which in turn could cause our stock price to decline.

Substantial future sales of shares of our common stock could cause the market price of our common stock to decline.

The market price of shares of our common stock could decline as a result of substantial sales of our common stock, particularly sales by our directors, executive officers and significant stockholders, a large number of shares of our common stock becoming available for sale or the perception in the market that holders of a large number of shares intend to sell their shares. As of February 28, 2018, we have 12,476,923 shares of our common stock outstanding. This includes the shares issued in our initial public offering, which may be resold in the public market immediately without restriction, unless purchased by our affiliates or existing stockholders. The remaining 8,576,923 shares outstanding are currently restricted as a result of lock-up agreements but will be able to be sold in the near future as set forth below.

Moreover, certain holders of our common stock will have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or our stockholders. Substantially all of these shares are subject to lock-up agreements restricting their sale for 180 days after the date of the effectiveness of our initial public offering which occurred on January 31, 2018. We also intend to register shares of common stock that we may issue under our employee equity incentive plans. Once we register these shares, they will be able to be sold freely in the public market upon issuance, subject to volume limitations applicable to affiliates and the lock-up agreements described in “Plan of Distribution.” Roth Capital Partners, LLC may, in its sole discretion, permit our officers, directors, employees, and current stockholders who are subject to the 180-day contractual lock-up to sell shares prior to the expiration of the lock-up agreements.

Our management will have discretion in the use of the net proceeds from our initial public offering and may not use them in a way which increases the value of your investment.

We currently intend to use the net proceeds from our initial public offering for retirement of debt, working capital and general corporate purposes, including sales and marketing activities, product development, and capital expenditures, and we may also use a portion of the net proceeds for the acquisition of, or investment in, technologies, solutions or businesses that complement our business, although we have no present commitments or agreements to enter into any acquisitions or investments. However, our management will have considerable discretion in the application of the net proceeds from our initial public offering and investors will be relying on the judgment of our management regarding the application of those proceeds. Our management may spend the proceeds in ways that do not improve our operating results or enhance the value of our common stock, and you will not have the opportunity to influence management’s decisions on how to use the proceeds from our initial public offering. Our failure to apply these funds effectively could have a material adverse effect on our business and cause the price of our common stock to decline.

Anti-takeover provisions in our charter documents and under Delaware law could make an acquisition of us, which may be beneficial to our stockholders, more difficult and may prevent attempts by our stockholders to replace or remove our current management and limit the market price of our common stock.

Provisions in our certificate of incorporation and amended and restated bylaws may have the effect of delaying or preventing a change of control or changes in our management. Some of these provisions:

•	authorize our board of directors to issue, without further action by the stockholders, up to 10,000,000 shares of undesignated preferred stock and up to 50,000,000 shares of authorized common stock;
•	require that any action to be taken by our stockholders be effected at a duly called annual or special meeting and not by written consent;
•	specify that special meetings of our stockholders can be called only by our board of directors, the chairman of the board of directors, the chief executive officer or the president;
•

establish an advance notice procedure for stockholder approvals to be brought before an annual meeting of our stockholders, including proposed nominations of persons for election to our board of directors;

•	provide that our directors may be removed only for cause; and
•	provide that vacancies on our board of directors may, except as otherwise required by law, be filled only by a majority of directors then in office, even if less than a quorum.

In addition, we are subject to the provisions of Section 203 of the Delaware General Corporation Law, which limits the ability of stockholders owning in excess of 15% of our outstanding voting stock to merge or combine with us. Furthermore, our certificate of incorporation specifies that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for most legal actions involving actions brought against us by stockholders. We believe this provision benefits us by providing increased consistency in the application of Delaware law by chancellors particularly experienced in resolving corporate disputes, efficient administration of cases on a more expedited schedule relative to other forums and protection against the burdens of multi-forum litigation. However, the provision may have the effect of discouraging lawsuits against our directors and officers. The enforceability of similar choice of forum provisions in other companies’ certificates of incorporation has been challenged in legal proceedings, and it is possible that, in connection with any applicable action brought against us, a court could find the choice of forum provisions contained in our certificate of incorporation to be inapplicable or unenforceable in such action.

These anti-takeover provisions and other provisions in our certificate of incorporation and amended and restated bylaws make it more difficult for stockholders or potential acquirers to obtain control of our board of directors or initiate actions that are opposed by the then-current board of directors and could also delay or impede a merger, tender offer or proxy contest involving our company. These provisions could also discourage proxy contests and make it more difficult for you and other stockholders to elect directors of your choosing or cause us to take other corporate actions you desire. Any delay or prevention of a change of control transaction or changes in our board of directors could cause the market price of our common stock to decline.

We have never paid cash dividends on our capital stock, and we do not anticipate paying cash dividends in the foreseeable future.

We have never declared or paid any cash dividends on our common stock and do not intend to pay any cash dividends in the foreseeable future. In addition, our loan and security agreement with Bank of the West restricts our ability to pay cash dividends on our common stock without the prior written consent of Bank of the West, and we may also enter into credit agreements or other borrowing arrangements in the future that will restrict our ability to declare or pay cash dividends on our common stock. We currently intend to retain any future earnings to fund the growth of our business. Any determination to pay dividends in the future will be at the discretion of our board of directors and will depend on our financial condition, operating results, capital requirements, general business conditions and other factors that our board of directors may deem relevant.

If an active, liquid trading market for our common stock does not develop, you may not be able to sell your shares quickly or at or above the initial offering price.

There has not been a public market for our common stock prior to our initial public offering. An active and liquid trading market for our common stock may not develop or be sustained following our initial public offering. Given the small size of our initial public offering, it may take some time for an active market to develop. The lack of an active market may impair your ability to sell your shares at the time you wish to sell them or at a price that you consider reasonable. The lack of an active market may also reduce the fair market value of your shares. An inactive market may also impair our ability to raise capital to continue to fund operations by selling shares and may impair our ability to acquire other companies or technologies by using our shares as consideration. You may not be able to sell your shares quickly or at or above the initial offering price. The initial public offering price was determined by negotiations with the representatives of the underwriters. This price may not be indicative of the price at which our common stock will continue to trade in the future, and our common stock could trade below the initial public offering price.

Our inability to raise additional capital on acceptable terms in the future may limit our ability to develop and commercialize new solutions and technologies and expand our operations.

If our available cash balances, net proceeds from our initial public offering and anticipated cash flow from operations are insufficient to satisfy our liquidity requirements, due to lower demand for our products as a result of other risks described in this “Risk Factors” section, we may seek to raise additional capital through equity offerings, debt financings, collaborations or licensing arrangements. We may also consider raising additional capital in the future to expand our business, pursue strategic investments, take advantage of financing opportunities, or other reasons.

Additional funding may not be available to us on acceptable terms, or at all. If we raise funds by issuing equity securities, dilution to our stockholders could result. Any equity securities issued also may provide for rights, preferences or privileges senior to those of holders of our common stock. The terms of debt securities issued or borrowings could impose significant restrictions on our operations. The incurrence of indebtedness or the issuance of certain equity securities could result in increased fixed payment obligations and could also result in restrictive covenants, such as limitations on our ability to incur additional debt or issue additional equity, limitations on our ability to acquire or license intellectual property rights, and other operating restrictions that could adversely affect our ability to conduct our business. In addition, the issuance of additional equity securities by us, or the possibility of such issuance, may cause the market price of our common stock to decline. If we do not have, or are not able to obtain, sufficient funds, we may have to delay development or commercialization of our products or license to third parties the rights to commercialize products or technologies that we would otherwise seek to commercialize. If we raise additional funds through collaboration and licensing arrangements with third parties, it may be necessary to relinquish some rights to our technologies or our products, or to grant licenses on terms that are not favorable to us. If we are unable to raise adequate funds, we may have to liquidate some or all of our assets, or delay, reduce the scope of or eliminate some or all of our development programs. We also may have to reduce marketing, customer support or other resources devoted to our products or cease operations. Any of these actions could harm our business, operating results and financial condition.

We are an “emerging growth company” and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an “emerging growth company” as defined in the JOBS Act. For as long as we continue to be an emerging growth company, we may choose to take advantage of certain exemptions from various reporting requirements applicable to other public companies but not to emerging growth companies, which includes, among other things:

•	exemption from the auditor attestation requirements under Section 404 of the Sarbanes-Oxley Act of 2002;
•	reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements; and
•	exemption from the requirements of holding non-binding stockholder votes on executive compensation arrangements.

We could be an emerging growth company until the last day of the fiscal year following the fifth anniversary after our initial public offering, or until the earliest of (i) the last day of the fiscal year in which we have annual gross revenue of $1.07 billion or more, (ii) the date on which we have, during the previous three year period, issued more than $1.07 billion in non-convertible debt or (iii) the date on which we are deemed to be a large accelerated filer under the federal securities laws. We will qualify as a large accelerated filer as of the first day of the first fiscal year after we have (i) more than $700 million in outstanding common equity held by our non-affiliates and (ii) been public for at least 12 months. The value of our outstanding common equity will be measured each year on the last day of our second fiscal quarter.

We cannot predict if investors will find our common stock less attractive if we rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

We will incur significant increased costs as a result of operating as a public company, and our management will be required to devote substantial time to comply with the laws and regulations affecting public companies, particularly after we are no longer an emerging growth company.

We have not previously operated as a public company. As a public company, particularly after we cease to qualify as an emerging growth company, we will incur significant legal, accounting and other expenses that we did not incur as a private company, including costs associated with public company reporting and corporate governance requirements, to comply with the rules and regulations imposed by the Sarbanes-Oxley Act and the Dodd-Frank Act, as well as rules implemented by the SEC and Nasdaq. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives and our legal and accounting compliance costs will increase. It is likely that we will need to hire additional staff or devote additional financial and other resources in the areas of investor relations, legal and accounting to operate as a public company. We also expect these new rules and regulations may make it more difficult and expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as executive officers. We are evaluating and monitoring developments regarding these rules, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

For example, the Sarbanes-Oxley Act requires, among other things, that we assess the effectiveness of internal controls over financial reporting and disclosure controls and procedures. In particular, as a public company, we will be required to perform system and process evaluations and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. As described above, as an emerging growth company, we will not need to comply with the auditor attestation provisions of Section 404 for several years. Our testing, or the subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal control over financial reporting that are deemed to be material weaknesses. Our compliance with Section 404 will require that we incur substantial accounting expense and management time on compliance-related issues. Moreover, if we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, we could lose investor confidence in the accuracy and completeness of our financial reports, which could cause our stock price to decline.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2. PROPERTIES.

Our corporate headquarters are in a leased space of approximately 17,911 square feet in Escondido, California under a lease that expires in August 2018. We occupy another facility in San Diego with approximately 13,588 square feet, which also expires in August 2018. Our SkyScale joint venture operates out of our San Diego facility and also leases data center space at a local data center. We also lease a small space near Munich, Germany for our German subsidiary, OSS GmbH and a 3,208 square foot facility in Salt Lake City, Utah that houses our Ion software development team which expires in August 2020. We are in the process of determining whether we want to extend our leases at the Escondido and San Diego locations or consolidate into a single, larger facility. We periodically review our lease arrangements at our Germany and Utah locations to determine whether they suit our needs.

ITEM 3. LEGAL PROCEEDINGS.

We are subject to litigation, claims, investigations and audits arising from time to time in the ordinary course of our business. However, at this time, we are not aware on any material pending, threatened or unasserted claims.

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock par value $0.0001, has been publicly traded on The Nasdaq Capital Market under the symbol “OSS” since our initial public offering on February 1, 2018, which was completed at an offering price to the public of $5.00 per share.  Prior to our initial public offering, there was no public market for our common stock.  Due to the fact that our common stock has only been traded on a public market since February 1, 2018, we have not set forth quarterly information with respect to the high and low sale prices for our common stock for the two most recent fiscal years.

Holders

As of February 28, 2018, there were 996 beneficial holders of our common stock.

Dividend Policy

We have never declared or paid cash dividends on our common stock. We currently intend to retain all available funds and any future earnings for use in the operation of our business and do not anticipate paying any cash dividends on our common stock in the foreseeable future.  We may enter into credit agreements or other borrowing arrangements in the future that will restrict our ability to declare or pay cash dividends on our common stock. Any future determination to declare dividends will be made at the discretion of our board of directors and will depend on our financial condition, operating results, capital requirements, general business conditions and other factors that our board of directors may deem relevant.

Equity Compensation Plan Information

See Part III, Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for information regarding securities authorized for issuance under equity compensation plans.

Unregistered Sales of Equity Securities

None.

Use of Proceeds

On January 31, 2018, our registration statement on Form S-1 (File No. 333-222121) was declared effective by the SEC for our initial public offering. At the closing of the offering on February 5, 2018, we sold 3,800,000 shares of common stock at an initial public offering price of $5.00 per share and received gross proceeds of $19,000,000, which resulted in net proceeds to us of $17,485,000, after deducting underwriting discounts and commissions of $1,330,000 and underwriter offering-related transaction costs of $185,000. None of the expenses associated with the initial public offering were paid to directors, officers, persons owning ten percent (10%) or more of any class of equity securities, or to their associates, or to our affiliates. Roth Capital Partners, LLC, acted as sole book-running managers for the offering and The Benchmark Company, LLC acted as co-manager.

On February 9, 2018, the underwriter partially exercised their over-allotment option to purchase an additional 200,000 shares of common stock of which 100,000 were newly issued by the Company and 100,000 were sold by our CEO Steve Cooper, at the public offering price of $5.00 per share. The Company received gross proceeds of $500,000 for its portion of the over-allotment, which resulted in net proceeds to us of $465,000, after deducting underwriting discounts and commissions of $35,000.

There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC on February 1, 2018, pursuant to Rule 424(b)(4).

Issuer Repurchases of Equity Securities

None.

ITEM 6. SELECTED FINANCIAL DATA.

The following tables set forth a summary of our historical financial data as of, and for the periods ended on, the dates indicated. We have derived the statements of operations and balance sheet data for the years ended December 31, 2017 and 2016 from our audited consolidated financial statements included elsewhere in this Annual Report. The following selected financial data should be read in conjunction with our financial statements and related notes included elsewhere in this Annual Report and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report. Our historical results for any prior period are not indicative of our future results.

	For The Years Ended December 31,
Statement of Operations Data:	2017	2016
Net revenue	$27,538,333	$18,879,321
Cost of revenue	18,873,797	13,365,615
Gross margin	8,664,536	5,513,706
Operating expenses:
General and administrative	3,502,998	2,146,624
Marketing and selling	2,924,727	1,987,358
Research and development	2,687,249	1,599,585
Total operating expenses	9,114,974	5,733,567
Loss from operations	(450,438)	(219,861)
Other income (expense):
Interest expense	(199,257)	(152,877)
Other, net	30,440	5,364
Total other expense, net	(168,817)	(147,513)
Loss before benefit for income taxes	(619,255)	(367,374)
Benefit for income taxes	(402,717)	(182,937)
Net loss	$(216,538)	$(184,437)
Net loss attributable to noncontrolling interest	$(313,158)	$-
Net income (loss) attributable to company	$96,620	$(184,437)
Net income (loss) per share attributable to common stockholders:
Basic	$0.02	$(0.04)
Diluted	$0.01	$(0.04)
Weighted average common shares outstanding:
Basic	5,449,413	4,782,547
Diluted	10,689,047	4,782,547

Balance Sheet Data:	As of December 31,
	2017	2016
Cash and cash equivalents	$185,717	$14,197
Other working capital accounts	(81,992)	952,830
Total Working Capital	103,725	967,027

Long-term debt	$347,963	$1,124,386
Preferred stock	2,416,527	2,416,527
Common stock	551	537
Noncontrolling interest	436,842	-
Additional paid in capital	3,484,428	3,218,878
Retained earnings	281,423	184,803
Total Long-Term Debt and Stockholders' Equity	$6,967,734	$6,945,131

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion and analysis of our financial condition and operating results together with our financial statements and related notes included elsewhere in this Annual Report. This discussion and analysis contains forward-looking statements based upon current beliefs, plans and expectations that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” or in other parts of this Annual Report.

Overview

OSS designs, manufactures and markets custom high speed computing systems for high performance computing (HPC) applications. These applications require ultra-fast processing power and the ability to quickly access and store ever-growing data sets.  Systems are built using the latest GPU (graphical processing unit) and solid-state flash (memory) technologies.  We are a niche provider of HPC custom servers, compute accelerators, and flash storage arrays.  We deliver this technology to customers through sale of equipment and software to customers or through remote cloud access to secure datacenters.

Business Developments

On July 15, 2016, we acquired 100% of the outstanding common shares of Mission Technology Group, Inc. (“Magma”). Magma designs, manufactures, and markets industrial grade computer systems and components and is located in Southern California.

On April 6, 2017, we formed SkyScale, LLC (“SkyScale”), a High-Performance Computing as a Service (HPCaaS) provider to offer customers world-class, ultra-fast, multi-GPU hardware platforms in the cloud.  SkyScale is jointly owned with Jacoma Investments, LLC, an entity controlled by our board member Jack Harrison.  In accordance with the terms of the operating agreement, Jacoma Investments, LLC agreed to contribute $750,000 in capital and we agreed to contribute $750,000 in the form of credits to purchase equipment, personnel or support services. Each of us received a 50% membership interest.

On May 9, 2017, we entered into an agreement to acquire the source code license to the Ion flash array software from Western Digital.  We plan to continue to develop and sell Ion software with our high-density storage arrays, as well as servicing existing Western Digital software users.  OSS Ion software works with our all-flash storage systems, and provides them with a critical point of differentiation with respect to speed and throughput.  The OSS Ion software leverages flash storage and open server hardware to accelerate applications and SAN performance through sharing or clustering high-speed all-flash storage arrays.  The software supports many major OEM servers and provides an intuitive interface for system users to manage its many features.  Having the Ion software source code and engineering team on-board allows us to strategically grow our all-flash storage business in the many Big Data and HPC markets going forward.

On July 1, 2017, we entered in to a Service Agreement with Western Digital to service their existing customer base that utilizes Ion flash storage software.  Additionally, we purchased certain equipment from Western Digital and hired selected employees to assist in the servicing of these existing customers.

On August 1, 2017, we received a three month extension on our line of credit with no modification in terms.

On October 5, 2017, we received a renewal and modification on our line of credit that extends the line through August 31, 2018, and increases the borrowing capacity limit from $ 3.0 million to $3.5 million.

On November 9, 2017, we submitted a confidential draft registration statement on Form S-1 with the SEC in connection with a proposed initial public offering of our common stock.

On December 14, 2017, the Company was reincorporated as a Delaware corporation in connection with our initial public offering.

On December 18, 2017, the Company filed a Registration Statement on Form S-1 with the SEC related to a firm commitment underwritten initial public offering of the Company’s common stock, par value $0.0001 per share. The initial public offering was declared effective by the SEC on January 31, 2018.  The Company commenced trading on The Nasdaq Capital Market under the symbol “OSS” on February 1, 2018.  On February 5, 2018, the Company closed the initial public offering selling an aggregate of 3,800,000 shares of common stock at a price to the public of $5.00 for total gross proceeds to the Company of $19,000,000, after deducting underwriting discounts and commissions of approximately $1,330,000 and underwriter offering-related transaction costs of $185,000, the Company received net proceeds of $17,485,000.

On February 2, 2018, in connection with the completion of its initial public offering, the Company filed its amended and restated certificate incorporation with the Secretary of the State of Delaware whereby it increased its authorized common shares to 50,000,000 shares and authorized preferred stock to 10,000,000 shares.

On February 1, 2018, the Company issued warrants to purchase 380,000 shares of common stock at a price of $6.00 to Roth Capital Partners LLC.

On February 5, 2018, the Company paid down the outstanding balance of the line of credit which had an outstanding balance of $2,758,517.

On February 9, 2018, the underwriters exercised their over-allotment option to purchase an additional 200,000 shares of common stock at the public offering price of $5.00 per share of which 100,000 newly issued shares of common stock were purchased directly from the Company and 100,000 shares were sold by our CEO’s family trust.  The Company received gross proceeds of $500,000, which resulted in net proceeds of $465,000 to the Company, after deducting underwriting discounts and commissions of $35,000.

On February 15, 2018, the Company paid-off the remaining balances of the related party notes payable in the amount of $152,973.

On February 15, 2018, the Company paid-off the remaining balance of the “July 2016 Note” in the amount of $109,267.

On February 23, 2018, the Company paid of the remaining balance of the Bank of the West term loan in the amount of $834,103.

On March 2, 2018, the Company cancelled its line of credit with Bank of the West.

Our Business Model

OSS designs, manufactures and sells high performance computing (HPC) systems to customers world-wide.  We differentiate ourselves from other suppliers of HPC solutions by utilizing our expertise in custom systems design and PCIe expansion to build systems with a greater quantity of PCIe add-in slots, GPU-based compute cards and/or flash cards. Our systems offer industry leading capabilities that occupy less physical space and power consumption.

Components of Results of Operations

Revenue

We derive revenue from the sale of our hardware products and, to a lesser extent, support services. Provided that all other revenue recognition criteria has been met, we typically recognize revenue upon shipment, as title and risk of loss are transferred to customers and channel partners at that time. Products are typically shipped directly to our customers, or in some cases to our international distributors.  These international distributors assist with import regulations, currency conversions and local language, but do not stock our inventory.  Our product revenues vary from period to period based on, among other things, the customer orders received and our ability to produce and deliver the ordered products. Customers often specify requested delivery dates that coincide with their need for our products.

Because these customers may use our products in connection with a variety of projects of different sizes and durations, a customer’s orders for one reporting period generally do not indicate a trend for future orders by that customer. Additionally, order patterns do not necessarily correlate amongst customers and, therefore, we generally cannot identify seasonal trends.

In 2017, we have begun to offer support services which may involve providing customer phone support, system debug and software upgrades for a period of time. We recognize revenue from support services ratably over the contractual service period.

Cost of revenue

Cost of revenue primarily consists of costs of materials, costs paid to third-party contract manufacturers (which may include the costs of components), and personnel costs associated with manufacturing and support operations. Personnel costs consist of wages, bonuses, benefits, stock-based compensation expenses. Cost of revenue also includes freight, allocated overhead costs and inventory write-offs and changes to our inventory and warranty reserves. Allocated overhead costs consist of certain facilities and utility costs. We expect cost of revenue to increase in absolute dollars, as product revenue increases.

Operating expenses

Our operating expenses consist of general and administrative, sales and marketing and research and development expenses. Salaries and personnel-related costs, benefits, and stock-based compensation expense, are the most significant components of each category of operating expenses. Operating expenses also include allocated overhead costs for facilities and utility costs.

General and Administrative - General and administrative expense consists primarily of employee compensation and related expenses for administrative functions including finance, legal, human resources and fees for third-party professional services, as well as allocated overhead. We expect our general and administrative expense to increase in absolute dollars as we continue to invest in growing the business.

Sales and Marketing - Sales and marketing expense consists primarily of employee compensation and related expenses, sales commissions, marketing programs, travel and entertainment expenses as well as allocated overhead. Marketing programs consist of advertising, tradeshows, events, corporate communications and brand-building activities. We expect sales and marketing expenses to increase in absolute dollars as we expand our sales force, increase marketing resources, and further develop sales channels.

Research and Development - Research and development expense consists primarily of employee compensation and related expenses, prototype expenses, depreciation associated with assets acquired for research and development, third-party engineering and contractor support costs, as well as allocated overhead. We expect our research and development expenses to increase in absolute dollars as we continue to invest in new and existing products.

Other Income (Expense), net

Other income consists of income received for activities outside of our core business.  In 2017, this includes rental income received through the sub-leasing of certain facility space.  Other expense includes expenses for activities outside of our core business.  These expenses consist primarily of loan amortization and interest expense.

Provision for Income Taxes

Provision for income taxes consists of estimated income taxes due to the United States government and to the state tax authorities in jurisdictions in which we conduct business, as well as the change in our deferred income tax assets and liabilities.

Results of Operations

Results of operations for the years ended December 31, 2017 and 2016 include operating results for the acquired Magma business that was acquired on July 16, 2016, a newly formed 50% owned consolidated joint venture, SkyScale, LLC, which began operation in April 2017 and the purchase of the Ion business from Western Digital on July 1, 2017.

Accordingly, the periods presented below are not directly comparable.  After the completion of four quarters, these businesses for both revenue and expense reporting will be treated as organic operating activity for current and comparable historical periods.  The following tables set forth our results of operations for the years ended December 31, 2017 and 2016 respectively, presented in dollars and as percentage of net revenue.

The following tables set forth our results of operations for the years ended December 31, 2017 and 2016 respectively, presented in dollars and as a percentage of net revenue.

	December 31,
	2017	2016
Net revenue	$27,538,333	$18,879,321
Cost of revenue	18,873,797	13,365,615
Gross margin	8,664,536	5,513,706
Operating expenses:
General and administrative	3,502,998	2,146,624
Marketing and selling	2,924,727	1,987,358
Research and development	2,687,249	1,599,585
Total operating expenses	9,114,974	5,733,567
Loss from operations	(450,438)	(219,861)
Other income (expense):
Interest expense	(199,257)	(152,877)
Other, net	30,440	5,364
Total other expense, net	(168,817)	(147,513)
Loss before benefit for income taxes	(619,255)	(367,374)
Benefit from income taxes	(402,717)	(182,937)
Net loss	$(216,538)	$(184,437)
Net loss attributable to noncontrolling interest	$(313,158)	—
Net income (loss) attributable to company	$96,620	$(184,437)

	December 31,
	2017	2016
Net revenue	100.00%	100.00%
Cost of revenue	68.54%	70.79%
Gross margin	31.46%	29.21%
Operating expenses:
General and administrative	12.72%	11.37%
Marketing and selling	10.62%	10.53%
Research and development	9.76%	8.47%
Total operating expenses	33.10%	30.37%
Loss from operations	-1.64%	-1.16%
Other income (expense):
Interest expense	-0.72%	-0.81%
Other, net	0.11%	0.03%
Total other expense, net	-0.61%	-0.78%
Loss before benefit for income taxes	-2.25%	-1.95%
Benefit from income taxes	-1.46%	-0.97%
Net loss	-0.79%	-0.98%
Net loss attributable to noncontrolling interest	-1.14%	0.00%
Net income (loss) attributable to company	0.35%	-0.98%

Non-GAAP Financial Measures

We believe that the use of Adjusted Earnings before Interest, Taxes, Depreciation and Amortization, or Adjusted EBITDA, is helpful for an investor to assess the performance of our Company.  Adjusted EBITDA is defined as income from continuing operations before interest income and expense, income taxes, depreciation, amortization of intangible assets, other charges, impairment of long-lived assets, acquisition and financing costs, fair value adjustments from purchase accounting, and stock-based compensation expense and certain non-recurring expenses.

Adjusted EBITDA is not a measurement of financial performance under generally accepted accounting principles in the United States, or GAAP. Because of varying available valuation methodologies, subjective assumptions and the variety of equity instruments that can impact a company’s non-cash operating expenses, we believe that providing a non-GAAP financial measure that excludes non-cash and non-recurring expenses allows for meaningful comparisons between our core business operating results and those of other companies, as well as providing us with an important tool for financial and operational decision making and for evaluating our own core business operating results over different periods of time.

Our Adjusted EBITDA measure may not provide information that is directly comparable to that provided by other companies in our industry, as other companies in our industry may calculate non-GAAP financial results differently, particularly related to non-recurring, unusual items. Our Adjusted EBITDA is not a measurement of financial performance under GAAP, and should not be considered as an alternative to operating income or as an indication of operating performance or any other measure of performance derived in accordance with GAAP. We do not consider Adjusted EBITDA to be a substitute for, or superior to, the information provided by GAAP financial results.

	December 31,
	2017	2016
Net income (loss) attributable to company	$96,620	$(184,437)
Depreciation and amortization	836,274	437,036
Amortization of debt discount	23,837	10,925
Stock-based compensation expense	160,062	77,647
Interest expense	199,257	152,877
Benefit for income taxes	(402,717)	(182,937)
Non-recurring expense (1)	65,805	107,681
Adjusted EBITDA	$979,138	$418,792

(1)	Expenses incurred in the acquisition of Ion and Magma, respectively

Comparison of the Years Ended December 31, 2017 and 2016

Net revenue

	Year Ended December 31,		Year Ended December 31,
Revenues:	2017	2016	2017	2016
Organic	$21,593,319	$15,693,331	78.4%	83.1%
Acquired	5,945,014	3,185,990	21.6%	16.9%
	$27,538,333	$18,879,321	100.0%	100.0%

For the year ended December 31, 2017, total revenue increased $8,659,012 or 45.9%, as compared to the same period in 2016. The increase in revenue was primarily driven by OSS contributing $5,897,780 or 31.2 percentage points of the total increase in revenue with Magma contributing $2,162,670 or11.5 percentage points of the total increased revenue.  Ion contributed $567,675 or 3.0 percentage points for the period and SkyScale contributed $30,887 or .2 percentage points of revenue.  Total organic revenue grew in 2017 $5,899,988 or 37.6% as compared to the prior year.  This increase was attributable to increased purchases from existing customers and a growing number of new customers. Acquired revenues grew $2,759,024 or 86.6% for the same period.

Cost of revenue and gross margin

Cost of revenue increased by $5,508,182 or 41.2%, for the year ended December 31, 2017 as compared to the same period in 2016. The increase in cost of revenue for OSS was $3,698,234 or 27.7 percentage points of the total increase resulting from increased product sales and, to a lesser extent, by the increased costs in manufacturing operations.  Magma equipment sales contributed $1,436,176 or 10.7 percentage points of the total increase with Ion contributing $373,772 or 2.8 percentage points.  These costs are primarily driven by increased personnel costs associated with increased headcount and increases in part costs associated with higher-end product offerings.

Total gross margin percentage increased from 29.2% during the year ended December 31, 2016 to 31.5% during the year ended December 31, 2017, an increase of 230 basis points.  The increase in overall gross margin is predominately attributable to the inclusion of Magma which contributed margin at a rate of 37.6% and a shift in the mix of products sold to higher-end componentry and OSS provided content and a reduction in inventory reserves.  OSS contributed incremental revenue at a gross margin of 29.8% as compared to the year 2016 gross margin of

26.9%.  Such increase resulted from the sale of higher-end products to new and existing customers and better control over inventories which resulted in less obsolescence and slow moving inventory. Overall, incremental revenue for 2017 as compared to 2016 contributed gross margin at a rate of 36.4%.

Operating expenses

General and administrative expense

General and administrative expense increased $1,356,374, or 63.2%, for the year ended December 31, 2017, as compared to same period in 2016.  OSS contributed $191,752 or 14.1% of the total increase in these expenses of which Magma contributed $502,563 or 37.1% of the increase.  SkyScale contributed $580,064 or 42.8% and Ion contributed $81,995 or 6% of the increase.  General and administrative expense increased primarily due to increased headcount resulting in higher employee compensation related costs and administrative costs associated with the acquisition of Magma, Ion and the newly formed SkyScale joint venture. Overall general and administrative expenses increased as a percentage of revenue to 12.7% during the year ended December 31, 2017 as compared to 11.4% during the same period in 2016.

Marketing and selling expense

Marketing and selling expense increased by $937,369 or 47.2% during the year ended December 31, 2017, as compared to the same period in 2016.  OSS contributed $452,139 or 48.2% of the total increase with Magma contributing $369,741 or 39.5% of the increase.  SkyScale contributed $77,139 or 8.2% of the increase with Ion contributing $38,350 or 4.1%.   The increased expenses associated with marketing and selling expense is primarily attributable to increases in salary and related costs, commissions, tradeshows and advertising.   Overall total marketing and selling expense increased as a percentage of revenue to 10.6% during the year ended December 31, 2017 as compared to 10.5% during the same period in 2016.

Research and development expense

Research and development expense increased by $1,087,664, or 68%, during the year ended December 31, 2017 as compared to same period in 2016.  OSS contributed $400,592 or 36.8% with Magma contributing $376,348 or 34.6% of the total increase.  Ion software development contributed $310,724 or 28.6%.   These expenses are mainly compromised of salary and related costs, professional services and prototypes attributable to continued development of new and enhanced product offerings.  Overall total research and development expense increased as a percentage of revenue to 9.8% during the year ended December 31, 2017 as compared to 8.5% during the same period in 2016.

Interest expense

Interest expense increased $46,380 or 30.3% for the year ended December 31, 2017, as compared to same period in 2016 as a result of increased borrowings in July 2016 of approximately $600,000 at an annual percentage rate of 11% which was outstanding for 169 days in 2016 as compared to 365 days in 2017. Interest expense also includes non-cash amortization of warrant discounts issued in conjunction with debt offerings.

Other income (expense), net

Other income (expense), net increased $25,076 during the year ended December 31, 2017 as compared to the same period in 2016.  This increase is primarily attributable to miscellaneous refunds.

Provision for income taxes

We recorded an income tax benefit of $402,717 for the year ended December 31, 2017 as compared to a tax benefit of $182,937 for the same period in 2016.  The increase is attributable to the increase in pre-tax loss of $251,881 when comparing the two periods.  The effective tax rates for the year ended December 31, 2017 and 2016 were 65% and 49.8%, respectively.  For the year ended December 31, 2017, the increase in the effective tax rate is primarily attributable to permanent book/tax differences, the noncontrolling interest in SkyScale and non-deductible stock option compensation expense, and revaluation of the deferred tax assets and liabilities attributable to the change in federal tax rates attributable to the enactment of the Tax Act in 2017.

Liquidity and capital resources

During 2017, our primary sources of liquidity came from existing cash, a bank revolving line of credit and related party and third party term notes and the formation of SkyScale, LLC. Based on our current plans and business conditions, we believe that existing cash and cash generated from operations will be sufficient to satisfy our anticipated cash requirements for at least the next twelve months.

We have a credit agreement with a financial institution which provides for a revolving line of credit and a term note payable. Borrowings under the agreement are collateralized by substantially all of our assets and the personal guarantee of our CEO.  Borrowings under the revolving line of credit bear interest at a LIBOR-based rate, plus 2.5% (totaling 3.93% at December 31, 2017).  The outstanding balance on the line of credit as of December 31, 2017 was $3,334,508.  The credit agreement is subject to certain financial and non-financial covenants with which we were not in compliance as of December 31, 2017, but we have obtained a waiver. These covenants are as follows:

•

Debt to Effective Net Worth – We failed to maintain a ratio of Debt to Effective Tangible Net Worth of not more than 1.75 to 1, measured at each fiscal quarter-end. Our Debt to Effective Tangible Net Worth was 3.66 to 1, as of December 31, 2016 and 3.58 to 1, as of December 31, 2017.

•

Effective Tangible Net Worth – We failed to maintain a minimum Effective Tangible Net Worth of at least $2,500,000.00 through December 31, 2016 and $3,500,000 thereafter, measured at each fiscal quarter-end.  Our minimum Effective Tangible Net Worth was $2,169,000 as of December 31, 2016 and $2,836,000 as of December 31, 2017.

•	Cash Flow to Current Portion of Long Term Debt – We failed to maintain a ratio of Cash Flow to Current Portion of Long-Term Debt of not less than 1.25 to 1 for the year ended December 31, 2016.
•

Net Income – We failed to maintain a minimum Net Income after tax of at least $500,000.00 for the years ended December 31, 2016 and December 31, 2017. Our minimum Net income (loss) after tax was ($247,000) and $96,782 for the years ended December 31, 2016 and 2017, respectively.

Our lender has provided a waiver of the above compliance failures as of December 31, 2017. Any future breaches of the credit agreement are not waived.

The line of credit was to be due and payable in July 2017.  However, in August 2017, we received a three-month extension of our revolving line of credit while additional terms and conditions were agreed to for full extension of the revolving line of credit.  On October 5, 2017, we received that renewal and extension through August 31, 2018 and a modification in our borrowing capacity, which increased from $3.0 million to $3.5 million. On February 5, 2018, the Company paid down the outstanding balance of the line of credit with proceeds from the Company’s initial public offering.  On March 2, 2018, the line of credit with the Bank of the West was cancelled by the Company and the personal guarantee of our CEO was released.

As part of our credit agreement, in July 2016, we entered into a $1.6 million note payable.  Under the terms of the note, interest accrues on the outstanding balance at 3.80% per annum.  The note requires us to make monthly principal and interest payments totaling $47,219 through the maturity date of July 31, 2019.  The balance outstanding on this note payable as of December 31, 2017 was $868,918. On February 23, 2018, the Company paid off the remaining balance of the Bank of the West loan with proceeds from the Company’s initial public offering.

In July 2016, we issued a note payable totaling $250,000 to a third party. Under the terms of the note agreement, interest accrues on the outstanding balance at 11% per annum.  This note requires us to make monthly principal and interest payments totaling $9,570 with a maturity date on January 15, 2019.  The note is unsecured and personally guaranteed by our CEO and is subordinated to borrowings under the bank’s credit agreement. As of December 31, 2017, the outstanding balance was $116,774.  On February 15, 2018, the Company paid-off the remaining balance of the “July 2016 Note” with proceeds from the Company’s initial public offering.  Our CEO’s personal guarantee released as a result.

In July 2016, we issued notes payable totaling $350,000 to two stockholders.  Under the terms of the note agreements, interest accrues on the outstanding balance at 11% per annum.  This note requires us to make total monthly principal and interest payments of $13,395 with maturity on January 15, 2019.  The notes are unsecured and personally guaranteed by our CEO and are subordinated to borrowings under the bank’s credit agreement. As of December 31, 2017, the outstanding balance was $163,483. On February 15, 2018, the Company paid-off the remaining balances of the related party notes payable with proceeds from the Company’s initial public offering. Our CEO’s personal guarantee released as a result.

Our future capital requirements will depend on many factors including our growth rate, the timing and extent of spending to support development efforts, the expansion of our sales and marketing, the timing of new product introductions and the continuing market acceptance of our products and services.

We may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise monies on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, operating results and financial condition would be adversely affected.

The following table summarizes our cash flows for the years ended December 31, 2017 and 2016:

Cash flows:	2017	2016
Net cash used in operating activities	$(381,766)	$(273,224)
Net cash used in investing activities	$(425,482)	$(138,011)
Net cash provided by financing activities	$978,768	$400,358

Operating Activities

During the year ended December 31, 2017, we used $381,766 in cash from operating activities, an increase in the use of cash of $108,542 when compared to the cash used in operating activities of $273,224 during the same period in 2016. The decrease in cash generated by operating activities was primarily a result of an increase in net income, offset by decreases in non-cash adjustments, comprised of the net loss attributable to non-controlling interests, deferred benefit for income taxes, amortization of deferred gain, and inventory reserves.  During the year ended December 31, 2017 and 2016 respectively, net income adjusted for non-cash expenditures was $929,438 in 2017 as compared to $857,107 in 2016, an increase of $72,331. Additionally, working capital requirements decreased overall by $180,873.  This net decrease was attributable to an increase in working capital for accounts receivable and accounts payable of $2,466,555 that was offset by $2,647,428 in decreases in working capital attributable to inventories, prepaid expenses and deposits and accrued expenses for the comparable period.

Our ability to generate cash from operations in future periods will depend in large part on our profitability, the rate and timing of collections of our accounts receivable, our inventory turns and our ability to manage other areas of working capital.

Investing Activities

During the year ended December 31, 2017, we used cash of $425,482 in investing activities as compared to $138,011used during the same period in 2016, an increase of $287,471. The net increase is primarily due to an increase in equipment purchases attributable to the Ion purchase and test equipment for a customer project. We do not anticipate any significant purchases of equipment beyond that which is anticipated for use in the normal course of our core business activity.

Financing Activities

During the year ended December 31, 2017, we generated $978,768 from financing activities as compared to the cash generated of $400,358 during the same period in 2016.  Cash was generated through the receipt of cash from the 50% investor in the SkyScale joint venture, proceeds from the issuance of common stock and proceeds from the bank revolving line of credit. These receipts of cash of $1,731,833 were offset by payments on notes payable of $753,065.

Contractual obligations and commitments

The following table sets forth our non-cancellable contractual obligations as of December 31, 2017.

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 Years
Notes payable	$1,149,175	$163,483	$985,692	$-	$-
Operating leases	575,253	402,721	172,532	-	-
Total	$1,724,428	$566,204	$1,158,224	$-	$-

All notes payable were paid-off in February 2018, from proceeds from the Company’s initial public offering.  We have made certain indemnities, under which the Company may be required to make payments to an indemnified party, in relation to certain transactions.  We indemnify our directors, officers, employees and agents to the maximum extent permitted under the laws of the State of Delaware.  In connection with our facilities leases, we indemnify our lessors for certain claims arising from the use of our facilities.  Also, in connection with our bank credit agreement, we have agreed to indemnify our lender and others related to the use of the proceeds and other matters.  The duration of the indemnities varies, and in many cases is indefinite.  These indemnities do not provide for any limitation of the maximum potential future payments we could be obligated to make.  Historically, we have not been obligated to make any payments for these obligations and no liabilities have been recorded for these indemnities.

Off balance sheet arrangements

Other than lease commitments incurred in the normal course of business and certain indemnification provisions, we do not have any off-balance sheet financing arrangements or liabilities, guarantee contracts, retained or contingent interests in transferred assets, or any obligation arising out of a material variable interest in an unconsolidated entity.

We do not have any majority-owned subsidiaries that are not consolidated in the financial statements. Additionally, we do not have an interest in, or relationships with, any special purpose entities.  Prior to the 2018 pay-off of our outstanding notes payable and line of credit, our CEO provided a personal guarantee on much of our outstanding debt obligations.

Stockholder transactions

We issued notes payable to Series B preferred stockholders totaling $350,000 during the year ended December 31, 2016.  In connection with the issuance of the notes during the year ended December 31, 2016, we issued warrants to purchase 39,326 shares of common stock at $1.78 per share.

Effective August 1, 2016, we entered into a management services agreement with a company owned by the former Chief Executive Officer of Magma.  The agreement calls for payments of $180,000 per year for the first two years paid in monthly installments.  In year three the amount is reduced to $37,500 for the year paid in monthly installments.  Additionally, we granted 30,000 options in conjunction with execution of this agreement.  Payments for the year ended December 31, 2017 were $180,000.

Critical accounting policies and estimates

Our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (GAAP). The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Our actual results could differ from these estimates.  The critical accounting estimates, assumptions and judgments that we believe have the most significant impact on our consolidated financial statements are described below.

Revenue Recognition

The Company recognizes revenue in accordance FASB ASC Topic 605.  Accordingly, revenue from the sale of products is recognized when there is evidence of an arrangement, the selling price is fixed or determinable, title and risk of loss has transferred to the customer, any installation or service obligations have been satisfied, and collection is reasonably assured. Net revenue includes deductions for customer discounts and actual and estimated returns. All amounts billed to customers related to shipping and handling are classified as net sales.

Customer agreements include one vendor managed inventory program.  Pursuant to Staff Accounting Bulletin Topic 13.A.3.a, the Company recognizes revenue under this arrangement when (i) risks of ownership have passed to the customer; (ii) the customer's  commitment to purchase the goods is fixed; (iii) there is a fixed schedule for delivery of the goods that is reasonable and consistent with the customer's  business purpose; (iv) the Company does not have any specific performance obligations such that the earning process is not complete; (v) the ordered goods must have been segregated from the Company's inventory and not be subject to being used to fill other orders; and (vi) the product must be complete and ready for shipment.  Also, such arrangement must be requested by the customer and the customer has explained a substantial business purpose for the arrangement.  Management also considers whether the customer's custodial risks are insured and whether modifications to the Company's normal billing and credit terms were required. Revenue from the sale of extended warranties is deferred and amortized on a straight-line basis over the applicable service period.

Stock-Based Compensation

We measure and recognize compensation expense for all stock-based awards granted to our employees and other service providers, including stock options granted under our 2015 Plan, based on the estimated fair value of the award. We use the Black-Scholes option pricing model to estimate the fair value of stock option awards granted under our 2015 Plan. We recognize the fair value of stock options granted under our 2015 Plan as stock-based compensation on a straight line basis over the requisite service period. We record expense net of anticipated forfeitures and adjust the annual expense based upon actual experience.

Our use of the Black-Scholes option pricing model requires the input of highly subjective assumptions, including the fair value of the underlying common stock, expected term of the option, expected volatility of the price of our common stock, risk-free interest rates and the expected dividend yield of our common stock. The assumptions used in our option pricing model represent management’s best estimates. These estimates involve inherent uncertainties and the application of management’s judgment. If factors change and different assumptions are used, our stock-based compensation expense could be materially different in the future.

These assumptions and estimates are as follows:

•

Fair Value of Common Stock.    Our board of directors considered numerous objective and subjective factors to determine the fair value of our common stock at each grant date. These factors included, but were not limited to, (i) contemporaneous valuations of common stock performed by unrelated third-party specialists; (ii) the rights, preferences and privileges of our convertible preferred stock relative to those of our common stock; (iii) the lack of marketability of our common stock; (iv) developments in the business; (v) the likelihood of achieving a liquidity event, such as an IPO or a merger or acquisition of our business, given prevailing market conditions; and (vi) the market performance of comparable publicly traded companies. Now that we are a publicly-traded company, we will use the market value of our stock on the date of grant for future fair value determinations.
•

Expected Term.    The expected term represents the period that our stock-based awards are expected to be outstanding. The expected term assumptions were determined based on the vesting terms, exercise terms and contractual lives of the options.

•

Expected Volatility.    Since we do not have sufficient trading history of our common stock, the expected volatility was determined based on the historical stock volatilities of comparable companies. Comparable companies consist of public companies in our industry that is similar in size, stage of life cycle and financial leverage. We intend to continue to apply this process using the same or similar public companies until a sufficient amount of historical information regarding the volatility of our own share price becomes available, or unless circumstances change such that the identified companies are no longer similar to us, in which case, more suitable companies whose share prices are publicly available would be used in the calculation.

•	Risk-Free Interest Rate. The risk-free interest rate is based on the implied yield available on U.S. Treasury zero-coupon issues with remaining terms similar to the expected term on the options.
•	Dividend Rate. We have never declared or paid any cash dividends and do not plan to pay cash dividends in the foreseeable future, and, therefore, use an expected dividend yield of zero.

We will continue to use judgment in evaluating the assumptions related to our stock-based compensation on a prospective basis. As we continue to accumulate additional data related to our common stock, we may refine our estimation process, which could materially impact our future stock-based compensation expense.

Inventory Valuation

We value our inventory at the lower of cost or its current estimated market value.  We use the average cost method for purposes of determining cost, which approximates the first-in, first-out method. We write down inventory for excess and obsolescence based upon a review of historical usage and assumptions about future demand, product mix and possible alternative uses. Actual demand, product mix and alternative usage may be lower than those that we project and this difference could have a material adverse effect on our gross margin if inventory write-downs beyond those initially recorded become necessary.  Alternatively, if actual demand, product mix and alternative usage are more favorable than those we estimated at the time of such a write-down, our gross margin could be favorably impacted in future periods.

Goodwill, Intangible Assets and Long-lived Assets

We evaluate our goodwill for impairment annually and in any interim period in which events or circumstances arise that indicate our goodwill may be impaired. Indicators of impairment include, but are not limited to, a significant deterioration in overall economic conditions, a decline in our market capitalization, the loss of significant business, significant decreases in funding for our contracts, or other significant adverse changes in industry or market conditions.

We test goodwill for impairment at the reporting unit level. Goodwill impairment guidance provides entities an option to perform a qualitative assessment (commonly known as “step zero”) to determine whether further impairment testing is necessary before performing the two-step test. The qualitative assessment requires significant judgments by management about macro-economic conditions including the entity's operating environment, its industry and other market considerations, entity-specific events related to financial performance or loss of key personnel, and other events that could impact the reporting unit. If we conclude that further testing is required, the impairment test involves a two-step process. Step one compares the fair value of the reporting unit with its carrying value, including goodwill. If the carrying amount exceeds the fair value of the reporting unit, step two is required to determine if there is an impairment of the goodwill. Step two compares the implied fair value of the reporting unit's goodwill to the carrying amount of the goodwill. We estimate the fair value of our reporting unit using the income approach based upon a discounted cash flow model. The income approach requires the use of many assumptions and estimates including future revenues, expenses, capital expenditures, and working capital, as well as discount factors and income tax rates. In addition, we use the market approach, which compares the reporting unit to publicly-traded companies and transactions involving similar businesses, to support the conclusions of the income approach.

As part of our annual goodwill impairment testing, we utilize a discount rate for our reporting unit, as defined by FASB ASC 350, Intangibles-Goodwill and Other , that we believe represents the risks that our business faces, considering our size, the current economic environment, and other industry data we believe is appropriate We also review finite-lived intangible assets and long-lived assets when indications of potential impairment exist, such as a significant reduction in undiscounted cash flows associated with the assets. Should the fair value of our long-lived assets decline because of reduced operating performance, market declines, or other indicators of impairment, a charge to operations for impairment may be necessary.

Income Taxes

The determination of income tax expense requires us to make certain estimates and judgments concerning the calculation of deferred tax assets and liabilities, as well as the deductions and credits that are available to reduce taxable income. We recognize deferred tax assets and liabilities for the expected future tax consequences of events that have been included in our consolidated financial statements. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates for the year in which the differences are expected to reverse.

In evaluating our ability to recover deferred tax assets, we consider all available positive and negative evidence, including our past operating results, our forecast of future earnings, future taxable income, and tax planning strategies. The assumptions utilized in determining future taxable income require significant judgment. We record a valuation allowance against deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. If it becomes more likely than not that a tax asset will be used for which a reserve has been provided, we reverse the related valuation allowance. If our actual future taxable income by tax jurisdiction differs from estimates, additional allowances or reversals of reserves may be necessary.

We use a two-step approach to recognize and measure uncertain tax positions. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon external examination. If the tax position is deemed more-likely-than-not to be sustained, the tax position is then assessed to determine the amount of benefit to recognize in the financial statements. The amount of the benefit that may be recognized is the largest amount that has a greater than 50% likelihood of being realized upon ultimate settlement. We reevaluate our uncertain tax positions on a quarterly basis and any changes to these positions as a result of tax audits, tax laws or other facts and circumstances could result in additional charges to operations.

Business Combinations

We utilize the acquisition method of accounting for business combinations and allocate the purchase price of an acquisition to the various tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. We primarily establish fair value using the income approach based upon a discounted cash flow model. The income approach requires the use of many assumptions and estimates including future revenues and expenses, as well as discount factors and income tax rates. Other estimates include:

•	Estimated step-ups or write-downs for fixed assets and inventory;
•	Estimated fair values of intangible assets; and
Estimated income tax assets and liabilities assumed from the target

While we use our best estimates and assumptions as part of the purchase price allocation process to accurately value assets acquired and liabilities assumed at the business acquisition date, our estimates and assumptions are inherently uncertain and subject to refinement. As a result, during the purchase price allocation period, which is generally one year from the business acquisition date, we record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill.

For changes in the valuation of intangible assets between preliminary and final purchase price allocation, the related amortization is adjusted in the period it occurs. Subsequent to the purchase price allocation period any adjustment to assets acquired or liabilities assumed is included in operating results in the period in which the adjustment is determined.  Should we issue shares of our common stock in an acquisition, we will be required to estimate the fair value of the shares issued.

Recent accounting pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). ASU 2014-09 supersedes the revenue recognition requirements in FASB Topic 605, Revenue Recognition. ASU 2014-09 implements a five-step process for customer contract revenue recognition that focuses on transfer of control, as opposed to transfer of risk and rewards. The amendment also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenues and cash flows from contracts with customers. Other major provisions include the capitalization and amortization of certain contract costs, ensuring the time value of money is considered in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption.  On July 9, 2015, the FASB approved amendments deferring the effective date of the standard by one year. The new standard will be effective for the Company in the first quarter of 2019. The Company has not yet selected a transition method and is currently assessing the impact the adoption of ASU 2014-09 will have on its consolidated financial statements and disclosures.

In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330) ("ASU 2015-11"). The amendments in ASU 2015-11 require that an entity measure inventory within the scope of the standard at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transaction. The amendments in this update more closely align the measurement of inventory in U.S. GAAP with the measurement of inventory in International Financial Reporting Standards. ASU 2015-11 is effective for annual and interim periods beginning on or after December 15, 2017.  The Company will adopt this guidance in the first quarter of 2018 and does not expect a material impact on our consolidated financial statements or disclosures.

In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASU 2016-02”).  Under ASU 2016-02, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term.  ASU 2016-02 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years.  Early application is permitted.  Lessees must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements.  The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented.  Lessees may not apply a full retrospective transition approach.  The Company is currently evaluating the impact of adopting ASU 2016-02 on its consolidated financial statements and disclosures.

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation (Topic 718) (“ASU 2016-09”), which simplified certain aspects of the accounting for stock-based payment transactions, including income taxes, classification of awards and classification in the statement of cash flows. ASU 2016-09 will be effective for annual reporting periods beginning after December 15, 2017 and interim periods within those annual periods. The Company will adopt this guidance in the first quarter of 2018 and does not expect a material impact on its consolidated financial statements and disclosures.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”), which is intended to reduce the existing diversity in practice in how certain cash receipts and cash payments are classified in the statement of cash flows. ASU 2016-15 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years with early adoption permitted, provided that all of the amendments are adopted in the same period. The Company is currently evaluating the impact of adopting ASU 2016-15 on its consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (“ASU 2017-01”). The amendments in this update clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. ASU 2017-01 will be effective for the Company for the year ending December 31, 2019 and interim reporting periods within that year. Early adoption is permitted for transactions that have not been reported in financial statements that have been issued or made available for issuance. The Company is currently evaluating the effect of the adoption of this guidance on the Company’s consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”). ASU 2017-04 simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment testing. An entity will no longer determine goodwill impairment by calculating the implied fair value of goodwill by assigning the fair value of a reporting unit to all of its assets and liabilities as if that reporting unit had been acquired in a business combination. Instead, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. The loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. ASU 2017-04 will be effective for the Company for the fiscal year ending December 31, 2021 and interim reporting periods within that year. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company expects the adoption of this guidance will not have a material effect on the Company’s consolidated financial statements or footnotes.

In May 2017, the FASB issued ASU No. 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting (“ASU 2017-09”), which provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in ASC Topic 718. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award (as equity or liability) changes as a result of the change in terms or conditions. ASU 2017-09 will be effective for the Company for the year ending December 31, 2019 and interim reporting periods within that year. Early adoption is permitted. The Company expects the adoption of this guidance will not have a material effect on the Company’s consolidated financial statements or footnotes.

Recently implemented accounting pronouncements

In November 2015, the FASB issued ASU 2015-17,  Income Taxes (Topic 740), Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”), which eliminates the current requirement for an entity to separate deferred income tax liabilities and assets into current and non-current amounts in a classified balance sheet. Instead, the ASU requires deferred tax liabilities, deferred tax assets and valuation allowances to be classified as non-current in a classified balance sheet. ASU 2015-17 will be effective for annual reporting periods beginning after December 15, 2016 and interim periods within those annual periods. Early adoption is permitted. We elected to adopt ASU 2015-17 early, and applied it retrospectively as required by the standard. Our adoption of ASU 2015-17 resulted in all net deferred tax assets being reported as noncurrent in our consolidated balance sheets.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements - Going Concern (“ASU 2014-15”). The amendments in this update provide guidance about management’s responsibilities to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. The main provision of the amendments are for an entity’s management, in connection with the preparation of financial statements, to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. Management’s evaluation should be based on relevant conditions and events that are known or reasonably knowable at the date the consolidated financial statements are issued. When management identifies conditions or events that raise substantial doubt about an entity’s ability to continue as a going  concern, the entity should disclose information that enables users of the consolidated financial statements to understand  all of the following:  (1) principal conditions or events  that raised  substantial  doubt about the entity’s ability to continue as a going concern (before consideration of management’s plans); (2) management’s evaluation of the significance of those conditions or events in relation to the entity’s ability to meet its obligations; and (3) management’s plans that alleviated substantial doubt about the entity’s ability to continue as a going concern or management’s plans that are intended to mitigate the conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern. The Company adopted ASU 2014-15 in 2016 with no impact to its consolidated financial statements or disclosures.

Interest rate risk

Our exposure to interest rate risk is related primarily to our revolving line of credit.  We are exposed to the impact of interest rate changes primarily through our borrowing activities for our variable rate borrowings.

Concentration of credit risk

Financial instruments that potentially expose us to concentrations of credit risk consist principally of cash, cash equivalents and accounts receivable. We place our cash and cash equivalents with financial institutions with high credit quality. At December 31, 2017 and 2016, we had $185,717 and $14,197, respectively, of cash and cash equivalents on deposit or invested with our financial and lending institutions.

We provide credit to our customers in the normal course of business. We perform ongoing credit evaluations of our customers’ financial condition and limit the amount of credit extended when deemed necessary.

Foreign currency risk

We operate primarily in the United States.  Foreign sales of products and services are primarily denominated in U.S. dollars.  We also conduct limited business outside the United States through our foreign subsidiary in Germany, where business is largely transacted in non-U.S. dollar currencies particularly the Euro, which is subject to fluctuations due to changes in foreign currency exchange rates.   Accordingly, we are subject to exposure from changes in the exchange rates of local currencies. Consequently, changes in the exchange rates of the currencies may impact the translation of the foreign subsidiaries’ statements of operations into U.S. dollars, which may in turn affect our consolidated statement of operations.

We have not entered into any financial derivative instruments that expose us to material market risk, including any instruments designed to hedge the impact of foreign currency exposures. We may, however, hedge such exposure to foreign currency exchange rate fluctuations in the future.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

See the financial statements included elsewhere in this report beginning at page F-1, which are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic and current reports that we file with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable and not absolute assurance of achieving the desired control objectives. In reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. In addition, the design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of the end of the period covered by this Annual Report. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of such date, our disclosure controls and procedures were ineffective, based on the material weaknesses in internal control over financial reporting described below.

Management’s Annual Report on Internal Control Over Financial Reporting

This Annual Report does not include a report of management’s assessment regarding internal control over financial reporting due to a transition period established by the rules of the SEC for newly public companies.

Attestation Report of the Registered Public Accounting Firm

This Annual Report does not include an attestation report of our registered public accounting firm due to an exemption established by the JOBS Act for “emerging growth companies.”

Changes in Internal Control Over Financial Reporting

There have been changes in our internal control over financial reporting during the quarter ended December 31, 2017, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.  There has been significant improvement to our internal controls as a result of initial implementation of our material weaknesses remediation plan which was prepared in response to material weaknesses in our internal control over financial reporting as of December 31, 2016. As defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, a “material weakness” is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Specifically:

(i)	we did not have sufficient segregation of duties within our accounting functions; and
(ii)	we lacked appropriate controls to ensure the accuracy of labor and overhead inventory rates as well as excess and obsolescence inventory reserves.

We are in the process of remediating the material weaknesses set forth above as follows:

•

To address the identified weaknesses surrounding segregation of duties, supervision and expertise, in September 2017, we hired a chief financial officer with appropriate experience applying GAAP technical accounting guidance and have increased the number of hours worked by our contracted accounting personnel who are responsible for the closing process and external financial reporting. With the introduction of additional personnel, incompatible functions with respect to the segregation of duties and the recording of a transaction (including the review and approval processes) are being reassigned to different personnel to strengthen the control environment.

•

To strengthen the weaknesses in the control environment surrounding inventory and inventory valuation, we have and continue to evolve a new analytical process to identify slow-moving and obsolete inventory as well as formalizing the methodology for application of labor overhead to inventory. We are also strengthening the controls regarding physical verification of inventory on-hand.

Our remediation plan also includes relevant and appropriate internal training on technical GAAP topics, as well as SEC reporting requirements.

We intend to complete the implementation of our remediation plan during the first and second quarters of 2018. Except for additional personnel costs, we have not incurred any material costs on our remediation plan to date as we have been implementing the plan internally. As we continue to evaluate and take actions to improve our internal control over financial reporting, we may determine to take additional actions to address control deficiencies or determine to modify certain of the remediation measurements that we are anticipating to make which may include retaining a third party to assist with the implementation of our remediation plan. The retention of third party service providers for purposes of remediation may involve us incurring material costs in the future.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Executive Officers and Directors

The following table sets forth the names, ages, and positions of our executive officers and directors as of February 28, 2018. There are no arrangements, agreements or understandings between non-management security holders and management under which non-management security holders may directly or indirectly participate in or influence the management of our affairs. There are no arrangements or understandings between any director and any other person pursuant to which any director or executive officer was or is to be selected as a director or executive officer, as applicable. There currently are no legal proceedings, and during the past ten years there have been no legal proceedings that are material to the evaluation of the ability or integrity of any of our directors or director nominees.

Name	Age	Position
Executive Officers
Steve Cooper	60	President, Chief Executive Officer and Chairman
John W. Morrison, Jr.	60	Chief Financial Officer
Jim Ison	48	Vice President of Sales

Non-Employee Directors
Kenneth Potashner(1)(2)	59	Director
John Reardon(2)(3)	57	Director
William Carpenter(3)	65	Director
Randy Jones	67	Director
Jack Harrison(1)(2)	62	Director
David Raun(1)(3)	56	Director
(1)	Member of the Nominating and Corporate Governance Committee.
(2)	Member of the Compensation Committee.
(3)	Member of the Audit Committee.

Executive Officers

Steve Cooper has served as our chief executive officer, president and chairman of our board of directors since co-founding OSS in 1998. He brings more than 37 years of experience running high technology, high growth rate businesses as a technologist with a long record of technical innovations, including multiple patents. Mr. Cooper began his career with Intel and RadiSys in sales, marketing and technology roles. He has authored and published more than 30 articles and technical conference papers dealing with the computer technology, fault-tolerant computer architectures, bus interfacing standards, open systems and related business and technology issues. He holds a B.S. in electrical engineering from University of California at Santa Barbara.

John W. Morrison, Jr. has served as our chief financial officer since September 1, 2017. Mr. Morrison has been a CPA for more than 30 years with experience in public accounting and all aspects of financial reporting and financing. From June 2014 to September 2017, he served as the chief financial and operations officer for Carol Cole Company. Prior to Carol Cole, he served as a consultant to various private companies regarding their financial and operational affairs. From January 2013 to September 2013 he served as the chief financial officer of Gen-E, an information technology and services company for service providers and companies with large, complex networks. Mr. Morrison also served as the executive vice president and chief financial officer for the Kelley Blue Book Company for 11 years. He began his career working 15 years for the public accounting firm PricewaterhouseCoopers (now PwC) both in the U.S. and Asia. Mr. Morrison holds a B.S. in accounting and business management and M.S. in Accounting from Brigham Young University.

Jim Ison, has been with OSS since 2004 and currently serves as the VP of Sales. Mr. Ison has 26 years’ combined experience in the bus-board marketplace and the HPC industry. Prior to joining OSS, he held various sales and marketing positions centered on COTS military and converged communications accounts for Ziatech Corporation and Rittal Corporation. Mr. Ison holds a B.S. in aeronautical engineering from California Polytechnic State University, San Luis Obispo and an MBA from University of Florida.

Board of Directors

Kenneth Potsashner has served as a member of our board of directors since 2006. Mr. Potashner was most recently chief executive officer, president and chairman of SONICblue, Inc. from 1998 to 2002 and held the same positions with Maxwell Technologies from 1996 to 1998. He began his career with Texas Instruments and went on to hold executive-level roles with technology companies including Digital Equipment Corporation, Quantum Corporation and Conner Peripherals. He has held various board and advisory roles in high-technology companies over the years as well. Mr. Potashner holds a B.S. in electrical engineering from Lafayette College and a M.S. in electrical engineering from Southern Methodist University. His extensive experience in board, executive and advisory roles of high technology companies are essential to our current and future growth.

John Reardon has served on our board of directors since 2000.  Mr. Reardon has served as an independent director on Neonode, Inc. (Nasdaq, Neon), an optical touch and sensor company located in Stockholm, Sweden; along with SBE, Inc. (Nasdaq, SBEI), a telecommunications company located in Silicon Valley, California.  He has served in the capacity of Chairman on Audit, Compensation, Pricing and Special Committees in support of his role as an independent director.  Mr. Reardon also runs as Chief Executive Officer a boutique publishing company, RTC Media, LLC where he performs services for many industry leaders such as NVidia, AMD, Intel, Microsoft, Mercury and ARM.  He holds a Bachelor of Arts degree from National University in Marketing.    Mr. Reardon has been a senior mentor for Chairmen’s Round Table for 12 years, where he aids companies in achieving their strategic goals.

William Carpenter has served on our board of directors since 2006. In addition to serving on our board of directors, Mr. Carpenter has served on the board of directors of Kiran Analytics, Inc, a banking analytics company from 2013 to present, and CONNECT Foundation, a San Diego-based 501(c)(3) charitable foundation dedicated to accelerating and supporting the growth of entrepreneurial activities and business in San Diego County from 2001 to 2016. Mr. Carpenter was the co-founder, president, chief executive officer and director of TEAL Electronics, Inc. from 1986 to 2000 and served in various officer and director roles with Lytx, Inc. from 2002 to 2013. He holds a B.S. in electrical engineering from Princeton University and an MBA from Stanford University. Mr. Carpenter’s decades of experience in high-level officer and director roles in various technology companies makes him an invaluable asset to the board of directors.

Randy Jones has served as a director since December 2016. He also currently serves as a strategic consultant to OSS. Prior to joining OSS as a director and consultant, he served as the chief executive officer of Mission Technology Group, Inc. (“Magma”) from April 2007 up through Magma’s acquisition by OSS in July 2016. Prior to Magma, he gained decades of senior and C-level experience in high technology companies including IBM, Sybase, Intelligent Electronics, Ingram Micro, and others. Mr. Jones holds an MBA from the University of California, Los Angeles and an M.S. in engineering sciences (bioengineering) from the University of California, San Diego. He brings a broad range of strategic knowledge in OSS’ industry by virtue of his time growing and developing Magma and his previous high-tech related roles.

Jack Harrison has served on our board of directors since December 2016. He served as the founder, president and chief executive officer of Aspen Integrated Technologies, a microelectronic company from 2000 until his retirement in 2011. Mr. Harrison currently serves as the chairman of the board of Reach Beyond, a non-profit charitable organization of which he has been affiliated since 2010. Mr. Harrison also assists OSS with our SkyScale joint venture of which he has a 50% ownership interest via his ownership of our joint venture partner, Jacoma Investments, LLC. Mr. Harrison holds a B.S. in biomedical engineering from Wheaton College. He brings decades of experience in the microelectronics space and his business and technical expertise represent important assets to OSS.

David Raun has served on our board of directors since December 2016. Mr. Raun is currently the president, interim chief financial officer and COO of ASSIA, Inc. a Silicon Valley-based SaaS and strategic partner and solutions vendor to broadband service providers worldwide. Prior to ASSIA, he was with PLX Technology, Inc., a publicly-traded company on Nasdaq, from 2004-2014 where he eventually became president, chief executive officer and a director. As president and chief executive officer he led the company to an acquisition by Avago (now Broadcom). Mr. Raun holds a B.S. in computer and electrical engineering from University of California, Santa Barbara. In all, Mr. Raun holds more than 20 years of experience at senior management and board levels in public and private companies which is a great benefit to OSS.

Board Composition and Election of Directors

Director Independence

Our board of directors consists of seven members. Our board of directors has determined that Kenneth Potashner, John Reardon, William Carpenter, Jack Harrison and David Raun are all independent directors in accordance with the listing requirements of The Nasdaq Capital Market. The Nasdaq independence definition includes a series of objective tests, including that the director is not, and has not been for at least three years, one of our employees and that neither the director nor any of his family members has engaged in various types of business dealings with us. In addition, as required by Nasdaq rules, our board of directors has made a subjective determination as to each independent director that no relationships exist, which, in the opinion of our board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In making these determinations, our board of directors reviewed and discussed information provided by the directors and us with regard to each director’s business and personal activities and relationships as they may relate to us and our management. There are no family relationships among any of our directors or executive officers.

Board Committees and Independence

Our board of directors has established three standing committees – audit, compensation and nominating and corporate governance – each of which operates under a charter that has been approved by our board of directors.

Audit Committee

The audit committee’s main function is to oversee our accounting and financial reporting processes and the audits of our financial statements. This committee’s responsibilities include, among other things:

•	Selecting and retaining (subject to approval by the Company’s stockholders) our independent registered public accounting firm;
•	Setting the compensation of our independent registered public accounting firm;
•	Overseeing the work of our independent registered public accounting firm and pre-approving all audit services they provide;
•	Approving all permitted non-audit services performed by our independent registered public accounting firm;
•	Establishing policies and procedures for engagement of our independent registered public accounting firm for permitted audit and non-audit services;
•	Evaluating the qualifications, independence and performance of our independent registered public accounting firm;
•	Reviewing the design, implementation, adequacy and effectiveness of our internal accounting controls and our critical accounting policies;
•	Discussing with management and the independent registered public accounting firm the results of our annual audit and the review of our quarterly unaudited financial statements;
•	Reviewing the scope and plan of our independent registered public accounting firm and their effective use of audit resources;

•

Reviewing with management and independent auditors their significant audit findings, and assess the steps that management has taken or proposes to take to minimize significant risks or exposures facing the Company, and periodically review compliance with such steps;

•

Establishing procedures for the Company’s confidential and anonymous receipt, retention and treatment of complaints regarding the Company’s accounting, internal controls and auditing matters, as well as for the confidential, anonymous submissions by Company employees of concerns regarding questionable accounting or auditing matters;

•

Obtaining the advice and assistance, as appropriate, of independent counsel and other advisors as necessary to fulfill the responsibilities of the audit committee, and receive appropriate funding from the Company, as determined by the audit committee, for the payment of compensation to any such advisors;

•

Reviewing, overseeing and monitoring the integrity of our financial statements and our compliance with legal and regulatory requirements as they relate to financial statements or accounting matters; and

•	Reviewing and evaluating, at least annually, the performance of the audit committee and its members including compliance of the audit committee with its charter.

The members of our audit committee are Mr. Carpenter, Mr. Reardon and Mr. Raun. Mr. Carpenter serves as the chairperson of the committee. All members of our audit committee meet the requirements for financial literacy under the applicable rules and regulations of the SEC and The Nasdaq Capital Market. Our board of directors has determined that Mr. Carpenter is an “audit committee financial expert” as defined by applicable SEC rules and has the requisite financial sophistication as defined under the applicable Nasdaq rules and regulations. Our board of directors has determined that Mr. Carpenter, Mr. Reardon and Mr. Raun are independent under the applicable rules of the SEC and The Nasdaq Capital Market. Under the applicable Nasdaq Capital Market rules, we are permitted to phase in our compliance with the independent audit committee requirements of The Nasdaq Capital Market on the same schedule as we are permitted to phase in our compliance with the independent audit committee requirements pursuant to Rule 10A-3 under the Exchange Act which require: (1) one independent member at the time of listing, (2) a majority of independent members within 90 days of listing and (3) all independent members within one year of listing. We are currently in compliance with Nasdaq rules and Rule 10A-3 due to the fact that all members of our audit committee have been deemed independent by our board of directors. The audit committee operates under a written charter that satisfies the applicable standards of the SEC and The Nasdaq Capital Market.

Compensation Committee

Our compensation committee approves, or recommends to our board of directors, policies relating to compensation and benefits of our officers and employees. The compensation committee approves, or recommends to our board of directors, annual and long-term corporate goals and objectives relevant to the compensation of our chief executive officer and other executive officers, evaluates the performance of these officers in light of those goals and objectives and approves, or recommends to our board of directors, the compensation of these officers based on such evaluations. The compensation committee also approves, or recommends to our board of directors, the issuance of stock options and other awards under our equity plan. The compensation committee will review and evaluate, at least annually, the performance of the compensation committee and its members, including compliance by the compensation committee with its charter.

The members of our compensation committee are Mr. Potashner, Mr. Harrison and Mr. Reardon. Mr. Reardon serves as the chairperson of the committee. Our board of directors has determined that Mr. Potashner, Mr. Harrison and Mr. Reardon are independent under the applicable rules and regulations of The Nasdaq Capital Market and all current members qualify as a “non-employee director” as defined in Rule 16b-3 promulgated under the Exchange Act. Our board of directors has determined that each of the members of our compensation committee is an “outside director” as that term is defined in Section 162(m) of the U.S. Internal Revenue Code of 1986, as amended, or Section 162(m). Under the applicable Nasdaq Capital Market rules, we are permitted to phase in our compliance with the independent compensation committee requirements of The Nasdaq Capital Market which require: (1) one independent member at the time of listing, (2) a majority of independent members within 90 days of listing and (3) all independent members within one year of listing. We are currently in compliance with Nasdaq rules due to the fact that all members of our compensation committee have been deemed independent by our board of directors. The compensation committee operates under a written charter, which the compensation committee will review and evaluate at least annually.

Nominating and Corporate Governance Committee

The nominating and corporate governance committee is responsible for assisting our board of directors in discharging the board of directors’ responsibilities regarding the identification of qualified candidates to become board members, the selection of nominees for election as directors at our annual meetings of stockholders (or special meetings of stockholders at which directors are to be elected), and the selection of candidates to fill any vacancies on our board of directors and any committees thereof. In addition, the nominating and corporate governance committee is responsible for overseeing our corporate governance policies, reporting and making recommendations to our board of directors concerning governance matters and oversight of the evaluation of our board of directors.

The members of our nominating and corporate governance committee are Mr. Raun, Mr. Harrison and Mr. Potashner. Mr. Raun serves as the chairman of the committee. Our board of directors has determined that Mr. Raun, Mr. Harrison and Mr. Potashner are independent under the applicable rules and regulations of The Nasdaq Capital Market relating to nominating and corporate governance committee independence. Under the applicable Nasdaq Capital Market rules, we are permitted to phase in our compliance with the independent nominating and corporate governance committee requirements of The Nasdaq Capital Market which require: (1) one independent member at the time of listing, (2) a majority of independent members within 90 days of listing and (3) all independent members within one year of listing. We are currently in compliance with Nasdaq rules due to the fact that all members of our nominating and corporate governance committee have been deemed independent by our board of directors. The nominating and corporate governance committee operates under a written charter, which the nominating and corporate governance committee will review and evaluate at least annually.

Board Diversity

Our nominating and corporate governance committee is responsible for reviewing with the board of directors, on an annual basis, the appropriate characteristics, skills and experience required for the board of directors as a whole and its individual members. In evaluating the suitability of individual candidates (both new candidates and current members), the nominating and corporate governance committee, in recommending candidates for election, and the board of directors, in approving (and, in the case of vacancies, appointing) such candidates, will take into account many factors, including the following:

•	Personal and professional integrity, ethics and values;
•	Experience in corporate management, such as serving as an officer or former officer of a publicly-held company;
•	Experience as a board member or executive officer of another publicly-held company;
•	Strong finance experience;
•	Diversity of expertise and experience in substantive matters pertaining to our business relative to other board members;
•	Diversity of background and perspective, including, but not limited to, with respect to age, gender, race, place of residence and specialized experience;
•	Experience relevant to our business industry and with relevant social policy concerns; and
•	Relevant academic expertise or other proficiency in an area of our business operations.

Currently, our board of directors evaluates each individual in the context of the board of directors as a whole, with the objective of assembling a group that can best maximize the success of the business and represent stockholder interests through the exercise of sound judgment using its diversity of experience in these various areas.

Code of Business Conduct and Ethics

We have adopted a written code of business conduct and ethics that applies to our directors, officers and employees, including our principal executive officer, principal financial and accounting officer, controller, or persons performing similar functions. Our code of business conduct and ethics is available under the Investors – Corporate Governance section of our website at www.onestopsystems.com. In addition, we post on our website all disclosures that are required by law or the listing standards of The Nasdaq Capital Market concerning any amendments to, or waivers from, any provision of the code. The reference to our website address does not constitute incorporation by reference of the information contained at or available through our website, and should not consider it to be a part of this Annual Report.

Section 16(a) Beneficial Ownership Reporting Compliance

As of the fiscal year ended December 31, 2017, we did not have a class of equity securities registered pursuant to Section 12 of the Exchange Act. Accordingly, we had no Section 16(a) reporting obligation as of our most recent fiscal year.

ITEM 11. EXECUTIVE COMPENSATION.

This section discusses the material components of the executive compensation program for our executive officers who are named in the “Summary Compensation Table” below. In 2017, our “named executive officers” and their positions were as follows:

•	Steve Cooper, President and Chief Executive Officer;
•	Mark Gunn, Senior VP of Marketing and Secretary:
•	John W. Morrison Jr. Chief Financial Officer and Treasurer
•	Jim Ison, VP of Sales.

This discussion may contain forward-looking statements that are based on our current plans, considerations, expectations and determinations regarding future compensation programs. Actual compensation programs that we adopt in the future may differ materially from the currently planned programs summarized in this discussion.

Summary Compensation Table

The following table provides information regarding the total compensation for services rendered in all capacities that was earned by each individual who served as our principal executive officer at any time in 2017, and our two other most highly compensated executive officers who were serving as executive officers as of December 31, 2017. These individuals are our named executive officers for 2017.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($) (2)	Total ($)
Steve Cooper	2017	$296,138	$197,568	$38,250	$-	$39,252	$571,208
President and Chief Executive Officer	2016	$286,650	$90,654	$41,400	$-	$30,237	$448,941

Mark Gunn(3)	2017	$69,781	$35,050	$8,500	$-	$6,644	$119,975
Sr. VP of Marketing and Secretary	2016	$170,625	$29,880	$11,500	$-	$11,379	$223,384

Jim Ison	2017	$217,417	$70,316	$17,000	$-	$31,056	$335,789
VP of Sales	2016	$189,000	$29,887	$11,500	$-	$24,826	$255,213

John W. Morrison Jr. (4)	2017	$83,333	$-	$-	$-	$6,004	$89,337
Chief Financial Officer and Treasurer	2016	$-	$-	$-	$-	$-	$-

(1)

Amounts reflect the full grant-date fair value of stock awards granted during the relevant fiscal year computed in accordance with ASC Topic 718, rather than the amounts paid to or realized by the named individual. We provide information regarding the assumptions used to calculate the value of all stock awards and option awards made to our officers in Note 8 to the audited consolidated financial statements for the year ended December 31, 2017 contained elsewhere in this Annual Report.

(2)	Represents payment of health insurance premiums and 401(k) contributions.
(3)	Mr. Gunn resigned from all positions with the Company effective September 1, 2017
(4)	Mr. Morrison was appointed Chief Financial Officer the Company September 1, 2017.

Narrative Disclosure to Compensation Tables

Employment Agreements

We have entered into employment agreements with each of our named executive officers (the “Executives”) as of October 1, 2017. Prior to October 1, 2017, we did not have written employment agreements with our executive officers, including Mr. Gunn.

Executive Employment Agreement with Steve Cooper

Pursuant to his employment agreement, effective October 1, 2017, Mr. Cooper is entitled to a base salary of $297,000 and a target quarterly bonus in the amount of 50% of his quarterly base salary. The target quarterly bonus is based on Mr. Cooper’s performance, as determined by the board of directors in its sole discretion, against fundamental corporate and/or individual objectives to be determined by the board of directors. Mr. Cooper is eligible to participate in our 2017 Equity Incentive Plan subject to the discretion of the board of directors if and when the board of directors determines to make a grant to him.

Under the terms of the employment agreement with Mr. Cooper, if we terminate his employment without cause (as defined below) or he resigns for good reason (as defined below) at any time other than within three (3) months immediately preceding or twelve (12) months immediately following the effective date of a change in control (as defined below), he is entitled to the following payments and benefits: (1) his fully earned but unpaid base salary through the date of termination at the rate then in effect, plus all other amounts under any compensation plan or practice to which he is entitled; (2) severance payments in an aggregate amount up to twelve (12) months of Mr. Cooper’s then-current Base Salary, paid to Mr. Cooper on OSS’s regular paydays until the earlier of (i) the date that is twelve (12) months following his termination or (ii) the date as of which he commences employment with another employer, subject to standard payroll deductions and withholdings; (3) a lump sum payment equal to Mr. Cooper’s then-current target bonus; (4) the continuation of Mr. Cooper’s group health continuation coverage under the Consolidated Omnibus Budget Reconciliation Act of 1986 (“COBRA”) at OSS’s expense for a period of twelve (12) months following the termination date; provided, however, that in the event Mr. Cooper becomes eligible for comparable group insurance coverage in connection with new employment, such COBRA premium payments by OSS shall terminate immediately; and (5) the automatic acceleration of the vesting and exercisability of his equity awards and stock options. Mr. Cooper must provide a release and waiver to OSS as a condition of receiving benefits (2)-(5) set forth in this paragraph.

In the event Mr. Cooper’s termination without cause or resignation for good reason occurs within the three (3) months immediately preceding or twelve (12) months immediately following a change in control, he is entitled to the following payments and benefits: (1) a single lump-sum payment in an amount equal to twelve (12) months of Mr. Cooper’s then-current base salary, subject to standard payroll deductions and withholdings, payable within ten (10) business days of the date the release and waiver becomes effective; and (2) provided that Mr. Cooper timely elect such coverage, the continuation of Mr. Cooper’s group health continuation coverage under COBRA at OSS’s expense for a period of twelve (12) months following the termination date; provided, however, that in the event Mr. Cooper becomes eligible for comparable group insurance coverage in connection with new employment, such COBRA premium payments by OSS shall terminate immediately; and (3) the vesting of the shares subject to each of Mr. Cooper’s equity awards and stock options shall be accelerated such that one hundred percent (100%) of said shares shall be deemed fully-vested and, if applicable, immediately exercisable effective as of the date of such termination.

If Mr. Cooper’s employment is terminated as a result of his death or following his permanent disability, Mr. Cooper or his estate, as applicable, is entitled to the following payments and benefits: (1) his fully earned but unpaid base salary through the date of termination at the rate then in effect, plus all other amounts under any compensation plan, expense reimbursement or practice to which he is entitled; (2) a lump sum cash payment in an amount equal to his “earned” bonus for the calendar quarter during which his date of termination occurs calculated as of the date of termination (wherein “earned” means that he has met the applicable bonus metrics as of date of such termination, as determined by the board of directors), prorated for such portion of the calendar quarter during which such termination occurs that has elapsed through the date of termination; and (3) a one-time payment of $500,000.

Executive Employment Agreement with John Morrison

Pursuant to his employment agreement, effective October 1, 2017, Mr. Morrison is entitled to a base salary of $250,000 and a target quarterly bonus in the amount of 25% of his quarterly base salary. The target quarterly bonus is based on Mr. Morrison’s performance, as determined by the board of directors in its sole discretion, against fundamental corporate and/or individual objectives to be determined by the board of directors. Mr. Morrison is eligible to participate in our 2017 Equity Incentive Plan subject to the discretion of the board of directors if and when the board of directors determines to make a grant to him.

Under the terms of the employment agreement with Mr. Morrison, if we terminate his employment without cause (as defined below) or he resigns for good reason (as defined below) at any time other than within three (3) months immediately preceding or twelve (12) months immediately following the effective date of a change in control (as defined below), he is entitled to the following payments and benefits: (1) his fully earned but unpaid base salary through the date of termination at the rate then in effect, plus all other amounts under any compensation plan or practice to which he is entitled; (2) severance payments in an aggregate amount up to six (6) months of Mr. Morrison’s then-current Base Salary, paid to Mr. Morrison on OSS’s regular paydays until the earlier of (i) the date that is six (6) months following his termination or (ii) the date as of which he commences employment with another employer, subject to standard payroll deductions and withholdings; (3) a lump sum payment equal to Mr. Morrison’s then-current target bonus; (4) the continuation of Mr. Morrison’s group health continuation coverage under COBRA at OSS’s expense for a period of six (6) months following the termination date; provided, however, that in the event Mr. Morrison becomes eligible for comparable group insurance coverage in connection with new employment, such COBRA premium payments by OSS shall terminate immediately; and (5) the automatic acceleration of the vesting and exercisability of his equity awards and stock options. Mr. Morrison must provide a release and waiver to OSS as a condition of receiving benefits (2)-(5) set forth in this paragraph.

In the event Mr. Morrison’s termination without cause or resignation for good reason occurs within the three (3) months immediately preceding or twelve (12) months immediately following a change in control, he is entitled to the following payments and benefits: (1) a single lump-sum payment in an amount equal to six (6) months of Mr. Morrison’s then-current base salary, subject to standard payroll deductions and withholdings, payable within ten (10) business days of the date the release and waiver becomes effective; and (2) provided that Mr. Morrison timely elect such coverage, the continuation of Mr. Morrison’s group health continuation coverage under COBRA at OSS’s expense for a period of six (6) months following the termination date; provided, however, that in the event Mr. Morrison becomes eligible for comparable group insurance coverage in connection with new employment, such COBRA premium payments by OSS shall terminate immediately; and (3) the vesting of the shares subject to each of Mr. Morrison’s equity awards and stock options shall be accelerated such that one hundred percent (100%) of said shares shall be deemed fully-vested and, if applicable, immediately exercisable effective as of the date of such termination.

If Mr. Morrison’s employment is terminated as a result of his death or following his permanent disability, Mr. Morrison or his estate, as applicable, is entitled to the following payments and benefits: (1) his fully earned but unpaid base salary through the date of termination at the rate then in effect, plus all other amounts under any compensation plan, expense reimbursement or practice to which he is entitled; and (2) a lump sum cash payment in an amount equal to his “earned” bonus for the calendar quarter during which his date of termination occurs calculated as of the date of termination (wherein “earned” means that he has met the applicable bonus metrics as of date of such termination, as determined by the board of directors), prorated for such portion of the calendar quarter during which such termination occurs that has elapsed through the date of termination.

Executive Employment Agreement with Jim Ison

Pursuant to his employment agreement, effective October 1, 2017, Mr. Ison is entitled to a base salary of $220,000 and a target quarterly bonus in the amount of 25% of his quarterly base salary. The target quarterly bonus is based on Mr. Ison’s performance, as determined by the board of directors in its sole discretion, against fundamental corporate and/or individual objectives to be determined by the board of directors. Mr. Ison is eligible to participate in our 2017 Equity Incentive Plan subject to the discretion of the board of directors if and when the board of directors determines to make a grant to him.

Under the terms of the employment agreement with Mr. Ison, if we terminate his employment without cause (as defined below) or he resigns for good reason (as defined below) at any time other than within three (3) months immediately preceding or twelve (12) months immediately following the effective date of a change in control (as defined below), he is entitled to the following payments and benefits: (1) his fully earned but unpaid base salary through the date of termination at the rate then in effect, plus all other amounts under any compensation plan or practice to which he is entitled; (2) severance payments in an aggregate amount up to six (6) months of Mr. Ison’s then-current Base Salary, paid to Mr. Ison on OSS’s regular paydays until the earlier of (i) the date that is six (6) months following his termination or (ii) the date as of which he commences employment with another employer, subject to standard payroll deductions and withholdings; (3) a lump sum payment equal to Mr. Ison’s then-current target bonus; (4) the continuation of Mr. Ison’s group health continuation coverage under COBRA at OSS’s expense for a period of six (6) months following the termination date; provided, however, that in the event Mr. Ison becomes eligible for comparable group insurance coverage in connection with new employment, such COBRA premium payments by OSS shall terminate immediately; and (5) the automatic acceleration of the vesting and exercisability of his equity awards and stock options. Mr. Ison must provide a release and waiver to OSS as a condition of receiving benefits (2)-(5) set forth in this paragraph.

In the event Mr. Ison’s termination without cause or resignation for good reason occurs within the three (3) months immediately preceding or twelve (12) months immediately following a change in control, he is entitled to the following payments and benefits: (1) a single lump-sum payment in an amount equal to six (6) months of Mr. Ison’s then-current base salary, subject to standard payroll deductions and withholdings, payable within ten (10) business days of the date the release and waiver becomes effective; and (2) provided that Mr. Ison timely elect such coverage, the continuation of Mr. Ison’s group health continuation coverage under COBRA at OSS’s expense for a period of six (6) months following the termination date; provided, however, that in the event Mr. Ison becomes eligible for comparable group insurance coverage in connection with new employment, such COBRA premium payments by OSS shall terminate immediately; and (3) the vesting of the shares subject to each of Mr. Ison’s equity awards and stock options shall be accelerated such that one hundred percent (100%) of said shares shall be deemed fully-vested and, if applicable, immediately exercisable effective as of the date of such termination.

If Mr. Ison’s employment is terminated as a result of his death or following his permanent disability, Mr. Ison or his estate, as applicable, is entitled to the following payments and benefits: (1) his fully earned but unpaid base salary through the date of termination at the rate then in effect, plus all other amounts under any compensation plan, expense reimbursement or practice to which he is entitled; and (2) a lump sum cash payment in an amount equal to his “earned” bonus for the calendar quarter during which his date of termination occurs calculated as of the date of termination (wherein “earned” means that he has met the applicable bonus metrics as of date of such termination, as determined by the board of directors), prorated for such portion of the calendar quarter during which such termination occurs that has elapsed through the date of termination.

Defined Terms Applicable to Executive Employment Agreements

For purposes of executive employment agreements, “change in control” shall mean:

(i) The direct or indirect sale or transfer, in a single transaction or a series of related transactions, by the shareholders of the Company of voting securities, in which the holders of the outstanding voting securities of the Company immediately prior to such transaction or series of transactions hold, as a result of holding Company securities prior to such transaction, in the aggregate, securities possessing less than fifty percent (50%) of the total combined voting power all outstanding voting securities of the Company or of the acquiring entity immediately after such transaction or series of related transactions;

(ii) A merger or consolidation in which the Company is not the surviving entity, except for a transaction in which the holders of the outstanding voting securities of the Company immediately prior to such merger or consolidation hold as a result of holding Company securities prior to such transaction, in the aggregate, securities possessing more than fifty percent (50%) of the total combined voting power of all outstanding voting securities of the surviving entity (or the parent of the surviving entity) immediately after such merger or consolidation;

(iii) A reverse merger in which the Company is the surviving entity but in which the holders of the outstanding voting securities of the Company immediately prior to such merger hold as a result of holding Company securities prior to such transaction, in the aggregate, securities possessing less than fifty percent (50%) of the total combined voting power of all outstanding voting securities of the Company or of the acquiring entity immediately after such merger;

(iv) The sale, transfer or other disposition (in one transaction or a series of related transactions) of all or substantially all of the assets of the Company, except for a transaction in which the holders of the outstanding voting securities of the Company immediately prior to such transaction(s) receive as a distribution with respect to securities of the Company, in the aggregate, securities possessing more than fifty percent (50%) of the total combined voting power of all outstanding voting securities of the acquiring entity immediately after such transaction(s); or

(v) Any time individuals who, on the date this Plan is adopted by the board of directors, are members of the board of directors (the “Incumbent Board”) cease for any reason to constitute at least a majority of the members of the input/output; provided, however, that if the appointment or election (or nomination for election) of any new board member was approved or recommended by a majority vote of the members of the Incumbent Board then still in office, such new member shall, for purposes of this Plan, be considered as a member of the Incumbent Board.

For purposes of the executive employment agreements, “cause” means as determined in the sole discretion of the board of directors following written notice of the condition(s) believed to constitute cause, which notice shall briefly describe such condition(s), one or more of the following condition(s): (i) Executive’s failure to substantially perform Executive’s job duties (other than any such failure resulting from Executive’s incapacity due to physical or mental illness or any such actual or anticipated failure after his issuance of written notice of the occurrence of an event alleged by Executive to constitute good reason); (ii) Executive’s failure to comply with all material applicable laws in performing Executive’s job duties or in directing the conduct of OSS’s business; (iii) Executive’s commission of any felony or intentionally fraudulent acts against OSS, its affiliates, executives, agents or customers; (iv) Executive’s participation in any activity that is directly competitive with or intentionally injurious to OSS or any of its affiliates or which violates the terms of Executive’s proprietary information and inventions agreement; (iv) Executive’s material breach of the terms of Executive’s proprietary information and inventions agreement; (v) Executive’s commission of any act of fraud, embezzlement or dishonesty against OSS or any of its affiliates, or use or intentional appropriation for Executive’s personal use or benefit of any funds or material properties of OSS or any of its affiliates not authorized by the board of directors to be so used or appropriated; (vi) Executive’s breach of any material provision of the employment agreement; and (vii) Executive’s gross negligence, insubordination or material violation of any duty of loyalty to OSS or any other demonstrable material misconduct on the part of Executive; provided, however, that, termination by OSS under subsections (i) or (vi) of this Section 3.8(c), shall only be deemed for “cause” pursuant to the foregoing definition if Executive fails to remedy such condition(s) within thirty (30) days following delivery of the notice of termination for cause.

For purposes of the executive employment agreements, “good reason” means the occurrence of any of the following events without Executive’s consent: (i) a material adverse change in Executive’s duties, authority or responsibilities relative to the duties, authority or responsibilities in effect immediately prior to such reduction, or, as it relates to Mr. Cooper, the removal of Executive as chief executive officer of OSS; provided, however, that a reduction in duties, position or responsibilities solely by virtue of OSS being acquired and made part of a larger entity (as, for example, when Executive retains a similar position with a subsidiary of the acquiring entity following a change in control, but Executive does not hold the same position in the acquiring entity) shall not constitute “good reason;” and, provided, further that Executive’s removal from the board of directors shall not constitute “good reason;” (ii) a material diminution in Executive’s base compensation; or (iii) a material breach by OSS of its obligations under this Agreement; provided, however, that, such termination by Executive shall only be deemed for “good reason” pursuant to the foregoing definition if: (A) Executive gives OSS written notice of Executive’s intent to terminate for good reason within sixty (60) days following the first occurrence of the condition(s) that Executive believes constitute(s) good reason, which notice shall describe such condition(s); (B) OSS fails to remedy such condition(s) within thirty (30) days following receipt of the written notice (the “Cure Period”); and (C) Executive voluntarily terminates Executive’s employment within sixty (60) days following the end of the Cure Period.

Annual Cash Bonus

For 2017, Mr. Cooper, Mr. Gunn, Mr. Ison and Mr. Morrison were eligible for bonuses. The executives’ bonuses for 2017 were determined in the discretion of our board of directors based on its assessment of our corporate performance. Based on this assessment, our board of directors determined to award and paid Mr. Cooper a bonus of $197,568 for 2017, representing 66.5% of his base salary for 2017, Mr. Gunn a bonus of $35,050, representing 50.2% of his base salary for 2017, and determined to award Mr. Ison a bonus of $70,316, representing 31.95% of his base salary for 2017.  Mr. Morrison did not receive a bonus in 2017.

For 2016, Mr. Cooper, Mr. Gunn and Mr. Ison were eligible for bonuses. The executives’ bonuses for 2016 were determined in the discretion of our board of directors based on its assessment of our corporate performance. Based on this assessment, our board of directors determined to award and paid Mr. Cooper a bonus of $90,654 for 2016, Representing 31.6% of his base salary for 2016, Mr. Gunn a bonus of $29,880, representing 17.5% of his base salary for 2017, and determined to award Mr. Ison a bonus of $29,887, representing 15.8% of his base salary for 2016.

Equity Compensation

We primarily offer stock options to our named executive officers as the long-term incentive component of our compensation program. Our stock options allow employees to purchase shares of our common stock at a price per share equal to the fair market value of our common stock on the date of grant and may or may not be intended to qualify as “incentive stock options” for U.S. federal income tax purposes. In the past, our board of directors has determined the fair market value of our common stock based upon inputs including valuation reports prepared by third-party valuation firms from time to time. Generally, the stock options we grant vest over three years, subject to the employee’s continued employment with us on the vesting date.

On April 2, 2016, Mr. Cooper received a stock option to purchase 90,000 shares of our common stock. The option vests over three years, with 1/3 of the shares subject to the option vested upon the anniversary of the date of grant and the remainder vesting in equal quarterly installments over a period of two years thereafter, subject to his continued employment with us on each vesting date. The options were granted with an exercise price per share of $1.08, which was equal to the fair market value per share of our common stock at the time of the grant, as determined by our board of directors. The option has a term of ten years from the date of grant.

On April 18, 2017, Mr. Cooper received a stock option to purchase 45,000 shares of our common stock. The option vests over three years, with 1/3 of the shares subject to the option vested upon the anniversary of the date of grant and the remainder vesting in equal quarterly installments over a period of two years thereafter, subject to his continued employment with us on each vesting date. The options were granted with an exercise price per share of $1.95, which was equal to the fair market value per share of our common stock at the time of the grant, as determined by our board of directors. The option has a term of ten years from the date of grant.

On April 18, 2017, Mr. Gunn received a stock option to purchase 10,000 shares of our common stock. The option vests over three years, with 1/3 of the shares subject to the option vested upon the anniversary of the date of grant and the remainder vesting in equal quarterly installments over a period of two years thereafter, subject to his continued employment with us on each vesting date. The options were granted with an exercise price per share of $1.95, which was equal to the fair market value per share of our common stock at the time of the grant, as determined by our board of directors. The option has a term of ten years from the date of grant.

On April 18, 2017, Mr. Ison received a stock option to purchase 20,000 shares of our common stock. The option vests over three years, with 1/3 of the shares subject to the option vested upon the anniversary of the date of grant and the remainder vesting in equal quarterly installments over a period of two years thereafter, subject to his continued employment with us on each vesting date. The options were granted with an exercise price per share of $1.95, which was equal to the fair market value per share of our common stock at the time of the grant, as determined by our board of directors. The option has a term of ten years from the date of grant.

On April 2, 2016, Mr. Ison received a stock option to purchase 25,000 shares of our common stock. The option vests over three years, with 1/3 of the shares subject to the option vested upon the anniversary of the date of grant and the remainder vesting in equal quarterly installments over a period of two years thereafter, subject to his continued employment with us on each vesting date. The options were granted with an exercise price per share of $1.08, which was equal to the fair market value per share of our common stock at the time of the grant, as determined by our board of directors. The option has a term of ten years from the date of grant.

Stock awards granted to our named executive officers may be subject to accelerated vesting in certain circumstances. For additional discussion, please see “– Employment Agreements” above and “– Change in Control Benefits” below.

Prior to our initial public offering, we adopted a 2017 Equity Incentive Plan, in order to facilitate the grant of cash and equity incentives to directors, employees (including our named executive officers) and consultants of our company and certain of its affiliates and to enable our company and certain of its affiliates to obtain and retain services of these individuals, which is essential to our long-term success. For additional information about the 2017 Equity Incentive Plan, please see the section titled “Incentive Award Plans” below.

Other Elements of Compensation

Retirement Plans

We have a 401(k) retirement plan. Under the terms of the plan, eligible employees may defer up to 20% of their pre-tax earnings, subject to the Internal Revenue Service annual contribution limit. Additionally, the Plan allows for discretionary matching contributions by us. In 2016, we matched 100% of the employee’s contribution up to a maximum of 4% of the employee’s annual compensation. In 2017, the matching contributions were increased to 100% of the employee’s contribution up to a maximum of 5% of the employee’s annual compensation.

Employee Benefits and Perquisites

Our named executive officers are eligible to participate in our health and welfare plans which include health, vision, dental and life insurance and our 401(k) plan.

Change in Control Benefits

Our named executive officers may become entitled to certain benefits or enhanced benefits in connection with a change in control of our company. Each of our named executive officers’ employment agreements entitles them to accelerated vesting of all outstanding equity awards, as well as certain other benefits, upon a change in control of our company. For additional discussion, please see “Employment Agreements” above.

Outstanding Equity Awards at Fiscal Year End

The following table summarizes the number of shares of common stock underlying outstanding equity incentive plan awards for each named executive officer as of December 31, 2017.

	Option Awards						Stock Awards
Name	Grant Date	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity Incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option Exercise Price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares of units of stock that have not vested ($)	Equity Incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity Incentive plan awards: Market or payout value of unearned share, units or other right that have not vested ($)
Steve Cooper	4/1/2008	100,000			$1.00	3/31/2018
	5/14/2009	100,000			$0.75	5/14/2019
	12/7/2011	200,000			$0.76	12/6/2021
	1/18/2012	100,000			$0.76	1/17/2022
	7/16/2014	180,000			$0.46	7/15/2024
	4/2/2016	44,998		45,002	$1.08	4/2/2026
	4/18/2017			45,000	$1.95	4/17/2027

Mark Gunn	4/1/2008	30,000			$1.00	4/1/2018
	5/14/2009	30,000			$0.75	5/14/2019
	12/7/2011	60,000			$0.76	12/6/2021
	1/18/2012	30,000			$0.76	1/17/2022
	7/16/2014	50,000			$0.46	7/15/2024
	4/2/2016	10,416			$1.08	4/2/2026

Jim Ison	12/7/2011	355			$0.76	12/6/2021
	10/1/2012	40,000			$0.76	10/1/2022
	7/16/2014	50,000			$0.46	7/15/2024
	4/2/2016	12,499		12,501	$1.08	4/22/2026
	4/18/2017			20,000	$1.95	4/17/2027

John W. Morrison Jr. (1)
(1)	Mr. Morrison was appointed chief financial officer of the Company on September 1, 2017. No equity awards have been issued to Mr. Morrison.

Directors Compensation

Mr. Cooper, who is our chief executive officer, received no compensation for his service as a director. The compensation received by Mr. Cooper as an officer is presented in “Executive Compensation – Summary Compensation Table.”

The following table sets forth information for the year ended December 31, 2017, regarding the compensation awarded to, earned by or paid to our non-employee directors who served on our board of directors during 2017.

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Randy Jones	$16,300		$8,057				$24,357
John Reardon	$16,300		$8,057				$24,357
Ken Potashner	$16,300		$8,057				$24,357
Bill Carpenter	$16,300		$8,057				$24,357
David Raun	$16,300		$8,057				$24,357
Jack Harrison	$16,300		$8,057				$24,357

Stock Option Plans

2017 Equity Incentive Plan

Our board of directors adopted our 2017 Equity Incentive Plan on October 10, 2017 (the “2017 Plan”). Our 2017 Plan allows for the grant of a variety of equity vehicles to provide flexibility in implementing equity awards, including incentive stock options, non-qualified stock options, restricted stock grants, unrestricted stock grants and restricted stock units.

Authorized Shares.    A total of 1,500,000 shares of common stock were authorized under the 2017 Plan.

Plan Administration.    As permitted by the terms of the 2017 Plan, the board of directors has delegated administration of the 2017 Plan to the compensation committee. As used herein with respect to the 2017 Plan, the “Board of Directors” refers to any committee the Board of Directors appoints as well as to the Board of Directors itself. Subject to the provisions of the 2017 Plan, the Board of Directors has the power to construe and interpret the 2017 Plan and awards granted under it and to determine the persons to whom and the dates on which awards will be granted, the number of shares of common stock to be subject to each award, the time or times during the term of each award within which all or a portion of such award may be exercised, the exercise price, the type of consideration and other terms of the award. Subject to the limitations set forth below, the Board of Directors will also determine the exercise price of options granted under the 2017 Plan and, with the consent of any adversely affected option holder, may reduce the exercise price of any outstanding option, cancel an outstanding option in exchange for a new option covering the same or a different number of shares of common stock or another equity award or cash or other consideration, or any other action that is treated as a repricing under generally accepted accounting principles. All decisions, determinations and interpretations by the Board of Directors regarding the 2017 Plan shall be final and binding on all participants or other persons claiming rights under the 2017 Plan or any award.

Options.     Options granted under the 2017 Plan may become exercisable in cumulative increments (“vest”) as determined by the Board of Directors. Such increments may be based on continued service to the Company over a certain period of time, the occurrence of certain performance milestones, or other criteria. Options granted under the 2017 Plan may be subject to different vesting terms. The Board of Directors has the power to accelerate the time during which an option may vest or be exercised. In addition, options granted under the 2017 Plan may permit exercise prior to vesting, but in such event the participant may be required to enter into an early exercise stock purchase agreement that allows the Company to repurchase unvested shares, generally at their exercise price, should the participant’s service terminate before vesting. To the extent provided by the terms of an option, a participant may satisfy any federal, state or local tax withholding obligation relating to the exercise of such option by a cash payment upon exercise, by authorizing the Company to withhold a portion of the stock otherwise issuable to the participant, or by such other method as may be set forth in the option agreement. The maximum term of options under the 2017 Plan is 10 years, except that in certain cases the maximum term of certain incentive stock options is five years. Options under the 2017 Plan generally terminate three months after termination of the participant’s service. Incentive stock options are not transferable except by will or by the laws of descent and distribution, provided that a participant may designate a beneficiary who may exercise an option following the participant’s death. Nonstatutory stock options are transferable to the extent provided in the option agreement.

Stock Bonuses and Restricted Stock Awards.    Subject to certain limitations, the consideration, if any, for restricted stock unit awards must be at least the par value of our common stock. The consideration for a stock unit award may be payable in any form acceptable to the Board of Directors and permitted under applicable law. The Board of Directors may impose any restrictions or conditions upon the vesting of restricted stock unit awards, or that delay the delivery of the consideration after the vesting of stock unit awards, that it deems appropriate. Restricted stock unit awards are settled in shares of the Company’s common stock. Dividend equivalents may be credited in respect of shares covered by a restricted stock unit award, as determined by the Board of Directors. At the discretion of the Board of Directors, such dividend equivalents may be converted into additional shares covered by the restricted stock unit award. If a restricted stock unit award recipient’s service relationship with the Company terminates, any unvested portion of the restricted stock unit award is forfeited upon the recipient’s termination of service.

Certain Adjustments.    Transactions not involving receipt of consideration by the Company, such as a merger, consolidation, reorganization, recapitalization, reincorporation, reclassification, stock dividend, dividend in property other than cash, stock split, liquidating dividend, combination of shares, exchange of shares, or a change in corporate structure may change the type(s), class(es) and number of shares of common stock subject to the 2017 Plan and outstanding awards. In that event, the 2017 Plan will be appropriately adjusted as to the type(s), class(es) and the maximum number of shares of common stock subject to the 2017 Plan and the Section 162(m) Limitation, and outstanding awards will be adjusted as to the type(s), class(es), number of shares and price per share of common stock subject to such awards.

2015 Stock Option Plan

Our board of directors adopted, and our stockholders approved, our 2015 Stock Option Plan in December 2015 (the “2015 Plan”). Our 2015 Plan allows for the grant of incentive stock options, within the meaning of Section 422 of the Code, to our employees and our parent and subsidiary corporations’ employees, and for the grant of nonstatutory stock options to our employees, directors and consultants and our parent and subsidiary corporations’ employees, directors and consultants.

Authorized Shares.    A total of 1,500,000 shares of common stock were authorized for grant under the 2015 Plan. Our 2015 Plan was terminated by the board of directors on October 10, 2017, and accordingly, no shares are available for issuance under the 2015 Plan. Our 2015 Plan will continue to govern outstanding awards granted thereunder.

Plan Administration.    Our board of directors or a committee of our board (the administrator) administers our 2015 Plan. Subject to the provisions of the 2015 Plan, the administrator has the full authority and discretion to take any actions it deems necessary or advisable for the administration of the 2015 Plan. The administrator has the power to construe and interpret the terms of our 2015 Plan and awards granted under it, to prescribe, amend and rescind rules relating to our 2015 Plan, including rules and regulations relating to sub-plans, and to determine the terms and conditions of the awards, including the exercise price, the number of shares of our common stock subject to each such award, any vesting acceleration or waiver of forfeiture restrictions, and any restrictions or limitations regarding awards or the shares relating thereto. All decisions, interpretations and other actions of the administrator are final and binding on all participants in the 2015 Plan.

Options.     Stock options may be granted under our 2015 Plan. The exercise price per share of all options must equal at least 100% of the fair market value per share of our common stock on the date of grant, as determined by the administrator. The term of a stock option may not exceed 10 years. With respect to any participant who owns 10% of the voting power of all classes of our outstanding stock as of the grant date, the term of an incentive stock option granted to such participant must not exceed five years and the exercise price per share of such incentive stock option must equal at least 110% of the fair market value per share of our common stock on the date of grant, as determined by the administrator.

After termination of an employee, director or consultant, he or she may exercise his or her option for the period of time as specified in the applicable option agreement. If termination is due to death or disability, the option generally will remain exercisable for at least twelve months. In all other cases, the option will generally remain exercisable for at least 90 days. However, an option generally may not be exercised later than the expiration of its term.

Transferability of Options.    Unless our administrator provides otherwise, our 2015 Plan generally does not allow for the transfer or assignment of options, except by will or by the laws of descent and distribution.

Certain Adjustments.    In the event of certain changes in our capitalization, in order to prevent diminution or enlargement of the benefits or potential benefits intended to be made available under the 2015 Plan, the administrator will adjust the number and class of shares that may be delivered under our 2015 Plan and/or the number, class and price of shares covered by each outstanding award.

2011 Stock Option Plan

Our board of directors adopted, and our stockholders approved, our 2011 Stock Option Plan in December 2011 (the “2011 Plan”). Our 2011 Plan allows for the grant of incentive stock options, within the meaning of Section 422 of the Code, to our employees and our parent and subsidiary corporations’ employees, and for the grant of nonstatutory stock options to our employees, directors and consultants and our parent and subsidiary corporations’ employees, directors and consultants.

Authorized Shares.    A total of 1,500,000 shares of common stock were authorized for grant under the 2011 Plan. Our 2011 Plan was terminated by the board of directors on October 10, 2017, and accordingly, no shares are available for issuance under the 2011 Plan. Our 2011 Plan will continue to govern outstanding awards granted thereunder.

Plan Administration.    Our board of directors administers our 2011 Plan. Subject to the provisions of the 2011 Plan, the board of directors has the full authority and discretion to take any actions it deems necessary or advisable for the administration of the 2011 Plan. The board of directors has the power to construe and interpret the terms of our 2011 Plan and awards granted under it, to prescribe, amend and rescind rules relating to our 2011 Plan, including rules and regulations relating to sub-plans, and to determine the terms and conditions of the awards, including the exercise price, the number of shares of our common stock subject to each such award, any vesting acceleration or waiver of forfeiture restrictions, and any restrictions or limitations regarding awards or the shares relating thereto. All decisions, interpretations and other actions of the board of directors are final and binding on all participants in the 2011 Plan.

Options.     Stock options may be granted under our 2011 Plan. The exercise price per share of all options must equal at least 100% of the fair market value per share of our common stock on the date of grant, as determined by the board of directors. The term of a stock option may not exceed 10 years. With respect to any participant who owns 10% of the voting power of all classes of our outstanding stock as of the grant date, the term of an incentive stock option granted to such participant must not exceed five years and the exercise price per share of such incentive stock option must equal at least 110% of the fair market value per share of our common stock on the date of grant, as determined by the board of directors.

After termination of an employee, director or consultant, he or she may exercise his or her option for the period of time as specified in the applicable option agreement. If termination is due to death or disability, the option generally will remain exercisable for at least twelve months. In all other cases, the option will generally remain exercisable for at least 90 days. However, an option generally may not be exercised later than the expiration of its term.

Transferability of Options.    Unless our board of directors provides otherwise, our 2011 Plan generally does not allow for the transfer or assignment of options, except by will or by the laws of descent and distribution. Notwithstanding the foregoing, to the extent permitted by the board of directors, in its discretion, a nonstatutory option shall be assignable or transferable subject to the applicable limitations, if any, described in Rule 701 under the Securities Act.

Certain Adjustments.    In the event of certain changes in our capitalization, in order to prevent diminution or enlargement of the benefits or potential benefits intended to be made available under the 2011 Plan, the board of directors will adjust the number and class of shares that may be delivered under our 2 Plan and/or the number, class and price of shares covered by each outstanding award.

2000 Stock Option Plan

Our board of directors adopted, and our stockholders approved, our 2000 Stock Option Plan (the “2000 Plan”). Our 2000 Plan allows for the grant of incentive stock options, within the meaning of Section 422 of the Code, to our employees and our parent and subsidiary corporations’ employees, and for the grant of nonstatutory stock options to our employees, directors and consultants and our parent and subsidiary corporations’ employees, directors and consultants.

Authorized Shares.    A total of 1,500,000 shares of common stock were authorized for grant under the 2000 Plan. In November 2008, the 2000 Plan was increased to allow for an aggregate of 3,000,000 shares authorized under the plan. Our 2000 Plan expired on its terms in 2010, and accordingly, no shares are available for issuance under the 2000 Plan. Our 2000 Plan will continue to govern outstanding awards granted thereunder.

Plan Administration.    Our board of directors administers our 2000 Plan. Subject to the provisions of the 2000 Plan, the board of directors has the full authority and discretion to take any actions it deems necessary or advisable for the administration of the 2000 Plan. The board of directors has the power to construe and interpret the terms of our 2000 Plan and awards granted under it, to prescribe, amend and rescind rules relating to our 2000 Plan, including rules and regulations relating to sub-plans, and to determine the terms and conditions of the awards, including the exercise price, the number of shares of our common stock subject to each such award, any vesting acceleration or waiver of forfeiture restrictions, and any restrictions or limitations regarding awards or the shares relating thereto. All decisions, interpretations and other actions of the board of directors are final and binding on all participants in the 2000 Plan.

Options.     Under the 2000 Plan, the exercise price per share of all options must equal at least 100% of the fair market value per share of our common stock on the date of grant, as determined by the board of directors. The term of a stock option may not exceed 10 years. With respect to any participant who owns 10% of the voting power of all classes of our outstanding stock as of the grant date, the term of an incentive stock option granted to such participant must not exceed five years and the exercise price per share of such incentive stock option must equal at least 110% of the fair market value per share of our common stock on the date of grant, as determined by the board of directors.

After termination of an employee, director or consultant, he or she may exercise his or her option for the period of time as specified in the applicable option agreement. If termination is due to death or disability, the option generally will remain exercisable for at least twelve months. In all other cases, the option will generally remain exercisable for at least 90 days. However, an option generally may not be exercised later than the expiration of its term.

Transferability of Options.    Unless our board of directors provides otherwise, our 2000 Plan generally does not allow for the transfer or assignment of options, except by will or by the laws of descent and distribution. Notwithstanding the foregoing, to the extent permitted by the board of directors, in its discretion, a nonstatutory option shall be assignable or transferable subject to the applicable limitations, if any, described in Rule 701 under the Securities Act.

Certain Adjustments.    In the event of certain changes in our capitalization, in order to prevent diminution or enlargement of the benefits or potential benefits intended to be made available under the 2015 Plan, the board of directors will adjust the number and class of shares that may be delivered under our 2000 Plan and/or the number, class and price of shares covered by each outstanding award.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information regarding beneficial ownership of our common stock, as of February 28, 2018, by:

•	each person, or group of affiliated persons, known by us to be the beneficial owner of more than 5% of our common stock;
•	each of our named executive officers;
•	each of our directors; and
•	all of our executive officers and directors as a group.

We have determined beneficial ownership in accordance with SEC rules. The information does not necessarily indicate beneficial ownership for any other purpose. Under these rules, the number of shares of common stock deemed outstanding includes shares issuable upon exercise of stock options or warrants held by the respective person or group that may be exercised or converted within 60 days after February 28, 2018. For purposes of calculating each person’s or group’s percentage ownership, stock options and warrants exercisable within 60 days after February 28, 2018 are included for that person or group but not for any other person or group.

Applicable percentage ownership is based on 12,476,923 shares of common stock outstanding at February 28, 2018.

Unless otherwise indicated and subject to applicable community property laws, to our knowledge, each stockholder named in the following table possesses sole voting and investment power over the shares listed. Unless otherwise noted below, the address of each person listed on the table is c/o One Stop Systems, Inc., 2235 Enterprise Street, #110, Escondido, CA 92029.

Name and Address of Beneficial Owner (1)	Number of Shares of Common Stock Beneficially Owned (2)	Percent of Common Stock Beneficially Owned
5% or greater stockholders:
Mark Gunn (3)	744,447	5.9%
Park Bank (5%+ SH) (4)	666,667	5.3%

Named Executive Officer and Directors:
Steve Cooper (1)	3,643,113	27.5%
Randy Jones (2)	1,313,749	10.5%
John Reardon (5)	430,493	3.4%
Bill Carpenter (7)	373,334	2.9%
Ken Potashner (6)	379,933	3.0%
Jack Harrison (8)	10,000	*
John Morrison (9)	-	*
David Raun (10)	10,000	*
Jim Ison (11)	179,437	1.4%
All executive officers and directors as a group (9 persons)(12)	6,340,059	44.9%
*	Less than 1%.
(1)

Consists of (i) 2,888,116 shares of common stock held by The Cooper Revocable Trust dated April 25, 2001, and (ii) 754,997 shares of common stock that Mr. Cooper has the right to acquire from us within 60 days of February 28, 2018 pursuant to exercise of stock options. Steve Cooper shares joint voting and investment control of The Cooper Revocable Trust dated April 25, 2001 with his wife Lori Cooper. Mr. Cooper serves as chief executive officer, president and chairman of the board of directors.

(2)

Consists of (i) 1,263,749 shares of common stock held by Randy Jones and Roseann Piazza Jones Revocable Trust, and (ii) 50,000 shares of common stock that Mr. Jones has the right to acquire from us within 60 days of February 28, 2018 pursuant to the exercise of stock options. Randy Jones shares joint voting and investment control of the Randy Jones and Roseann Piazza Jones Revocable Trust. Mr. Jones is a member of the board of directors and consultant with the Company.

(3)

Consists of (i) 517,364 shares of common stock held by The Gunn Family Trust dated December 19, 2006 of which Mark Gunn has sole voting and investment control, (ii) 16,667 shares of common stock held in Polycomp Trust Company Custodian FBO Mark J. Gunn IRA of which Mark Gunn has sole voting and investment control and (ii) 210,416 shares of common stock that Mr. Gunn has the right to acquire from us within 60 days of February 28, 2018 pursuant to the exercise of stock options. Mr. Gunn is the former secretary of the Company.

(4)

Consists of 666,667 shares of common stock held by Park Bank, 1815 Green Way Cross, Madison, Wisconsin 53713. Mr. Robert Laux is the Executive Vice President of Finance and Risk Management of Park Bank and, as its authorized representative, exercises sole voting and investment control.

(5)

Consists of (i) 124,520 shares of common stock held by the Reardon Family Trust dated August 31, 2011 of which Mr. Reardon holds joint voting and investment control with his wife Dawn Reardon, (ii) 110,973 shares of common stock held by The RTC Group, Inc. of which Mr. Reardon exercises sole voting and investment control, and (iii) 195,000 shares of common stock that Mr. Reardon has the right to acquire from us within 60 days of February 28, 2018 pursuant to the exercise of stock options. Mr. Reardon is a member of the board of directors.

(6)

Consists of (i) 70,000 shares of common stock held by Mr. Potashner, (ii)139,933 shares of common stock that Kenco, Inc. has the right to exercise within 60 days of February 28, 2018 pursuant to common stock warrants, and (iii) 170,000 shares of common stock that Mr. Potashner has the right to acquire from us within 60 days of February 28, 2018 pursuant to the exercise of stock options. Mr. Potashner has sole voting and investment control over Kenco, Inc. Mr. Potashner is a member of the board of directors.

(7)

Consists of (i) 178,334 shares of common stock held by the William and Deborah Carpenter Family Trust of which Mr. Carpenter holds joint voting and investment control with his wife Deborah Carpenter and (ii) 195,000 shares of common stock that Mr. Carpenter has the right to acquire from us within 60 days of February 28, 2018 pursuant to the exercise of stock options. Mr. Carpenter is a member of the board of directors.

(8)

Includes 10,000 shares of common stock that Mr. Harrison has the right to acquire from us within 60 days of February 28, 2018 pursuant to the exercise of stock options. Mr. Harrison is a member of the board of directors.

(9)	Mr. Morrison does not beneficially own shares in the Company. Mr. Morrison is the chief financial officer of the Company.
(10)

Includes 10,000 shares of common stock that Mr. Raun has the right to acquire from us within 60 days of February 28, 2018 pursuant to the exercise of stock options. Mr. Raun is a member of the board of directors.

(11)

Consists of (i) 65,750 shares of common stock held by Mr. Ison and (ii) 113,687 shares of common stock that Mr. Ison has the right to acquire from us within 60 days of February 28, 2018 pursuant to the exercise of stock options. Mr. Ison is the VP of Sales for the Company.

(12)

Includes (i) 4,701,442 shares beneficially owned by our current named executive officers and directors and (ii) 1,638,617 shares subject to options, warrants or convertible securities exercisable within 60 days of February 28, 2018, as set forth in the previous footnotes.

Equity Compensation Plan Information:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	-	$-	1,500,000
Equity compensation plans not approved by security holders	-	$-	-

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

We describe below the transactions and series of similar transactions, since January 1, 2016, to which we were a party or will be a party, in which:

•	the amounts involved exceeded or will exceed $120,000; and
•

any of our directors, executive officers, holders of more than 5% of our capital stock or any member of their immediate family had or will have a direct or indirect material interest, other than equity and other compensation, termination, change in control and other arrangements with directors and executive officers, which are described where required under the section above titled “Executive Compensation.”

SkyScale Joint Venture

On April 6, 2017, OSS and Jacoma Investments, LLC, an entity controlled by our board member Jack Harrison, formed a joint venture named SkyScale, LLC in the State of California. In accordance with the terms of the joint venture, Jacoma Investments, LLC agreed to contribute $750,000 in capital and OSS agreed to contribute $750,000 in the form of credits to purchase equipment, personnel or support services from OSS. Each party received a 50% membership interest in the joint venture. The purpose of SkyScale, LLC is to engage in the business of providing high performance computing capabilities as cloud services.

Convertible Note and Warrant Financing

From 2013 through 2016, we sold to investors in private placements an aggregate of $1,600,000 in promissory notes which included 198,996 warrants to purchase shares of our common stock. Via an affiliated entity controlled by him, our director, Kenneth Potashner, lent $1,100,000 in promissory notes and received 139,933 warrants in the private placement for an aggregate exercise price of $135,000.

Management Services Agreement

Effective August 1, 2016, we entered into a management services agreement with a company owned by the former chief executive officer of Magma. The agreement calls for payments of $180,000 per year for the first two years paid in monthly installments. In the third year, the amount is reduced to $37,500 for the year paid in monthly installments. Additionally, we granted 30,000 nonstatutory stock options in conjunction with execution of this agreement with an exercise price of $1.78 per share. Payments for the year ended December 31, 2017 were $180,000.

Investors’ Rights Agreement

We entered into a second amended and restated investors’ rights agreement in January 2007 with the holders of our preferred stock, including entities with which certain of our directors are affiliated. This agreement provides for certain rights relating to the registration of their shares of common stock issuable upon conversion of their preferred stock, a right of first refusal for certain holders of preferred stock to purchase future securities sold by us and certain additional covenants made by us. Except for the registration rights (including the related provisions pursuant to which we have agreed to indemnify the parties to the investors’ rights agreement), all rights under this agreement terminated upon closing of our initial public offering. The registration rights will continue and will terminate two years following the closing of  our initial public offering, or for any particular holder with registration rights, at such time when such holder may sell all of such shares pursuant to Rule 144(b)(1) under the Securities Act. Our common holders also have certain rights to “piggyback” onto the registration rights provided to our former holders of preferred stock. See “Description of Capital Stock—Registration Rights” for additional information.

Personal Guarantees of Chief Executive Officer

As of February 28, 2018, Steve Cooper, our CEO, personally guaranteed (by himself personally and/or via a family trust) certain loans and lines of credit held by the Company. Mr. Cooper has personally guaranteed indebtedness owed by OSS pursuant to certain business loans, including related party debt owed to Kenco, Inc. (beneficially owned by our director Kenneth Potashner) and Tim Rueth (stockholder), and also a revolving line of credit with Bank of the West for an aggregate amount of $3,334,508 as of December 31, 2017. Proceeds received from our initial public offering were used to retire these debt obligations and as of March 2, 2018, the line of credit with the Bank of the West was cancelled by the Company, which released Mr. Cooper from such personal guarantees.

Executive Compensation and Employment Arrangements

Please see “Item 11 Executive Compensation” for information on compensation arrangements with our executive officers and agreements with our executive officers containing compensation and termination provisions, among others.

Director and Officer Indemnification and Insurance

We will enter into indemnification agreements with each of our directors and executive officers, and we maintain directors’ and officers’ liability insurance. These agreements, among other things, require us or will require us to indemnify each director and executive officer to the fullest extent permitted by Delaware law, including indemnification of expenses such as attorneys’ fees, judgments, fines and settlement amounts incurred by the director or executive officer in any action or proceeding, including any action or proceeding by or in right of us, arising out of the person’s services as a director or executive officer.

Our certificate of incorporation and our amended and restated bylaws provide that we will indemnify each of our directors and officers to the fullest extent permitted by the Delaware General Corporation Law. Further, we have entered into indemnification agreements with each of our directors and officers, and we have purchased a policy of directors’ and officers’ liability insurance that insures our directors and officers against the cost of defense, settlement or payment of a judgment under certain circumstances. For further information, see “Executive Compensation—Limitations of Liability and Indemnification Matters.”

Board Committees and Independence

Our board of directors has established three standing committees – audit, compensation and nominating and corporate governance – each of which operates under a charter that has been approved by our board of directors.

Policies and Procedures Regarding Related Party Transactions

Our board of directors has adopted a written related person transaction policy setting forth the policies and procedures for the review and approval or ratification of related-person transactions. This policy covers, with certain exceptions set forth in Item 404 of Regulation S-K under the Securities Act, any transaction, arrangement or relationship, or any series of similar transactions, arrangements or relationships in which we were or are to be a participant, where the amount involved exceeds $120,000 and a related person had or will have a direct or indirect material interest, including, without limitation, purchases of goods or services by or from the related person or entities in which the related person has a material interest, indebtedness, guarantees of indebtedness and employment by us of a related person. In reviewing and approving any such transactions, our audit committee is tasked to consider all relevant facts and circumstances, including, but not limited to, whether the transaction is on terms comparable to those that could be obtained in an arm’s length transaction and the extent of the related person’s interest in the transaction. All of the transactions described in this section occurred prior to the adoption of this policy.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The Audit Committee of the Board has selected Haskell & White LLP (“H&W”) as our independent registered public accounting firm for the fiscal year ending December 31, 2017. H&W has audited our consolidated financial statements for the years ended December 31, 2017, 2016, and 2015.

Principal Accountant Fees and Services

The aggregate fees for professional services rendered to us by Haskell &White LLP, our independent registered public accounting firm which performed our audits for the years ended December 31, 2017, 2016 and 2015 and for other services were as follows:

	2017	2016
Audit fees (1)	$205,372	$-
Audit-Related fees (2)	40,274	-
Tax fees	-	-
Other fees	-	-
Total fees	$245,646	$-

1)

Includes fees for (i) audits of our consolidated financial statements for the fiscal years ended December 31, 2016 and 2015, (ii) review of our interim period financial statements for fiscal year 2017, and (iii) fees related to the initial and subsequent review of our registration on Form S-1.

2)

Includes fees for the pre-acquisition audit of Mission Technologies Group (“Magma”) of the balance sheet as of December 31, 2015 and the related statements of operations, changes in stockholder’s equity (deficit) and cash flows, for the year then ended, and for the period from January 1, 2016 through July 15, 2016.

Pre-Approval Policies and Procedures

The Audit Committee pre-approves all auditing services and the terms of non-audit services provided by our independent registered public accounting firm, but only to the extent that the non-audit services are not prohibited under applicable law and the committee determines that the non-audit services do not impair the independence of the independent registered public accounting firm.

In situations where it is impractical to wait until the next regularly scheduled quarterly meeting, the chairman of the committee has been delegated authority to approve audit and non-audit services to be provided by our independent registered public accounting firm. Fees payable to our independent registered public accounting firm for any specific, individual service approved by the chairman pursuant to the above-described delegation of authority may not exceed $25,000, and the chairman is required to report any such approvals to the full committee at its next scheduled meeting. In addition, the Audit Committee has pre-approved a list of acceptable services and fees payable to H & W in an aggregate amount of up to $12,500 per quarter for such services, including without limitation audit and allowable non-audit and tax consulting.  This pre-approval is for small projects needing quick reaction and judged by the Audit Committee not to raise any independence issues with H&W. Such projects and fees are required to be presented in detail at the next Audit Committee meeting.  All fees that were incurred in 2017 and 2016 were pre-approved by the Audit Committee.

The Audit Committee has considered and determined that the provision of the non-audit services described is compatible with maintaining the independence of our registered public accounting firm.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

1.	Financial Statements.

The financial statements of One Stop Systems, Inc., together with the report thereon of Haskell & White LLP, an independent registered public accounting firm, are included in this Annual Report on Form 10-K.

2.	Financial Statement Schedules.

All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3.	Exhibits

A list of exhibits is set forth on the Exhibit Index immediately preceding the signature page of this Annual Report on Form 10-K and is incorporated herein by reference.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

One Stop Systems, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of One Stop Systems, Inc. (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively, the “consolidated financial statements”).  In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2017 and 2016, and the consolidated results of its operations and its cash flows for each of the years then ended, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks.  Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Haskell & White LLP

HASKELL & WHITE LLP

We have served as the Company’s auditor since 2017.

Irvine, California

March 21, 2018

ONE STOP SYSTEMS, INC. (OSS)

CONSOLIDATED BALANCE SHEETS

	December 31,
	2017	2016
ASSETS
Current assets
Cash and cash equivalents	$185,717	$14,197
Accounts receivable, net	5,192,730	4,936,938
Inventories, net	3,696,330	3,220,968
Prepaid expenses and other current assets	978,428	133,964
Total current assets	10,053,205	8,306,067
Property and equipment, net	1,581,814	720,355
Deposits and other	31,215	27,739
Deferred tax assets, net	1,318,447	901,833
Goodwill	3,324,128	3,324,128
Intangible assets, net	608,405	1,004,049
	$16,917,214	$14,284,171

See accompanying notes to consolidated financial statements

ONE STOP SYSTEMS, INC. (OSS)

CONSOLIDATED BALANCE SHEETS - CONTINUED

	December 31,
	2017	2016
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$3,904,613	$2,626,559
Accrued expenses and other liabilities	1,933,977	1,525,118
Borrowings on bank line of credit	3,334,508	2,458,177
Current portion of related-party notes payable, net of debt discount of $13,905 and $13,905, respectively	136,303	120,724
Current portion of notes payable, net of debt discount of $9,932 and $9,932, respectively	640,079	608,462
Total current liabilities	9,949,480	7,339,040
Related-party notes payable, net of current portion and debt discount of $579 and $14,484, respectively	12,696	148,999
Notes payable, net of current portion and debt discount of $414 and $10,346, respectively	335,267	975,387
Total liabilities	10,297,443	8,463,426
Commitments and contingencies (Note 10)
Stockholders’ equity
Series C preferred stock, no par value, convertible; 2,000,000 shares authorized; 1,087,006 issued and outstanding; liquidation preference of $1,630,509	1,604,101	1,604,101
Series B preferred stock, no par value, convertible; 1,500,000 shares authorized; 1,450,000 issued and outstanding; liquidation preference of $725,000	697,996	697,996
Series A preferred stock, no par value, convertible; 500,000 shares authorized; 500,000 issued and outstanding; liquidation preference of $125,000	114,430	114,430
Common stock, $.0001 par value; 11,000,000 shares authorized; 5,514,917 and 5,374,697 shares issued and outstanding, respectively	551	537
Additional paid-in capital	3,484,428	3,218,878
Noncontrolling interest	436,842	-
Retained earnings	281,423	184,803
Total stockholders’ equity	6,619,771	5,820,745
	$16,917,214	$14,284,171

See accompanying notes to consolidated financial statements

ONE STOP SYSTEMS, INC. (OSS)

CONSOLIDATED STATEMENTS OF OPERATIONS

	For The Years Ended December 31,
	2017	2016
Net revenue	$27,538,333	$18,879,321
Cost of revenue	18,873,797	13,365,615
Gross margin	8,664,536	5,513,706
Operating expenses:
General and administrative	3,502,998	2,146,624
Marketing and selling	2,924,727	1,987,358
Research and development	2,687,249	1,599,585
Total operating expenses	9,114,974	5,733,567
Loss from operations	(450,438)	(219,861)
Other income (expense):
Interest expense	(199,257)	(152,877)
Other, net	30,440	5,364
Total other expense, net	(168,817)	(147,513)
Loss before benefit for income taxes	(619,255)	(367,374)
Benefit for income taxes	(402,717)	(182,937)
Net loss	$(216,538)	$(184,437)
Net loss attributable to noncontrolling interest	$(313,158)	$-
Net income (loss) attributable to company	$96,620	$(184,437)
Net income (loss) per share attributable to common stockholders:
Basic	$0.02	$(0.04)
Diluted	$0.01	$(0.04)
Weighted average common shares outstanding:
Basic	5,449,413	4,782,547
Diluted	10,689,047	4,782,547

See accompanying notes to consolidated financial statements

ONE STOP SYSTEMS, INC. (OSS)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For The Years Ended December 31, 2017 and 2016

	Series C Preferred Stock		Series B Preferred Stock		Series A Preferred Stock		Common Stock		Additional Paid-in	Noncontrolling	Retained	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Interest	Earnings	Equity
Balance, January 1, 2016	1,087,006	$1,604,101	1,450,000	$697,996	500,000	$114,430	4,088,810	$409	$1,307,584	$-	$369,240	$4,093,760
Stock-based compensation	-	-	-	-	-	-	-	-	77,647	-	-	77,647
Exercise of stock options	-	-	-	-	-	-	22,138	2	17,570	-	-	17,572
Relative fair value of warrants issued with notes payable to related parties	-	-	-	-	-	-	-	-	59,592	-	-	59,592
Shares issued in merger with Magma	-	-	-	-	-	-	1,263,749	126	1,756,485	-	-	1,756,611
Net loss	-	-	-	-	-	-	-	-	-		(184,437)	(184,437)
Balance, December 31, 2016	1,087,006	1,604,101	1,450,000	697,996	500,000	114,430	5,374,697	537	3,218,878	-	184,803	5,820,745
Stock-based compensation	-	-	-	-	-	-	-	-	160,062	-	-	160,062
Exercise of stock options	-	-	-	-	-	-	140,220	14	105,488	-	-	105,502
Noncontrolling interest in consolidated subsidiary (Note 1)	-	-	-	-	-	-	-	-	-	436,842	-	436,842
Net income	-	-	-	-	-	-	-	-	-	-	96,620	96,620
Balance, December 31, 2017	1,087,006	$1,604,101	1,450,000	$697,996	500,000	$114,430	5,514,917	$551	$3,484,428	$436,842	$281,423	$6,619,771

See accompanying notes to consolidated financial statements

ONE STOP SYSTEMS, INC. (OSS)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Years Ended December 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(216,538)	$(184,437)
Less: Net loss attributable to noncontrolling interest	(313,158)	-
Net income (loss) attributable to company	96,620	(184,437)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Net loss attributable to noncontrolling interest	(313,158)	-
Recovery of bad debt	(1,776)	(2,981)
Deferred provision for income taxes	(416,614)	(230,797)
Warranty reserves	19,005	-
Amortization of deferred gain	(57,675)	-
Depreciation and amortization	836,274	437,036
Inventory reserves	582,863	749,714
Amortization of debt discount	23,837	10,925
Stock-based compensation expense	160,062	77,647
Changes in operating assets and liabilities, net of acquisition (Note 2):
Accounts receivable	(254,015)	(1,583,341)
Inventories	(1,704,134)	69,826
Prepaid expenses and other current assets	(831,875)	37,604
Deposits	(3,475)	(999)
Accounts payable	1,278,055	140,826
Accrued expenses and other liabilities	204,240	205,753
Net cash used in operating activities	(381,766)	(273,224)
Cash flows from investing activities:
Cash acquired in merger	-	68,308
Purchases of property and equipment, including capitalization of labor costs for tooling and test equipment	(425,482)	(206,319)
Net cash used in investing activities	(425,482)	(138,011)
Cash flows from financing activities:
Proceeds from stock options exercised	105,502	17,572
Contributions related to noncontrolling interest	750,000	-
Proceeds from issuance of related-party notes payable	-	350,000
Proceeds from issuance of notes payable	-	250,000
Net borrowings on bank line of credit	876,331	371,092
Payments on related-party notes payable	(134,698)	(66,987)
Payments on notes payable	(618,367)	(521,319)
Net cash provided by financing activities	978,768	400,358
Net change in cash and cash equivalents	171,520	(10,877)
Cash and cash equivalents, beginning of year	14,197	25,074
Cash and cash equivalents, end of year	$185,717	$14,197

See accompanying notes to consolidated financial statements

ONE STOP SYSTEMS, INC. (OSS)

CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

	For The Years Ended December 31,
	2017	2016
Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$167,255	$151,985
Cash paid during the year for income taxes	$49,508	$800
Supplemental disclosure of non-cash transactions:
Relative fair value of warrants issued in connection with notes and related-party notes payable (Note 7)	$-	$59,592
Acquisition of Magma through issuance of common stock (Note 2)	$-	$1,756,611
Reclassification of inventories to property and equipment	$645,909	$-
Deferred revenue on gain from bargain purchase (Note 2)	$230,700	$-

See accompanying notes to consolidated financial statements

ONE STOP SYSTEMS, INC. (OSS)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Years Ended December 31, 2017 and 2016

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

One Stop Systems, Inc. (“we” “our” OSS” or the “Company”) was originally incorporated as a California corporation in 1999 after initially being formed as a California limited liability company in 1998. On December 14, 2017, the Company was reincorporated as a Delaware corporation in connection with its initial public offering.  The Company designs, manufactures and markets industrial grade computer systems and components that are based on industry standard computer architectures. The Company markets its products to manufacturers of automated equipment used for telecommunications, industrial and military applications.

During the year ended December 31, 2015, the Company formed a new wholly owned subsidiary in Germany (“OSS GmbH”). During July 2016, the Company acquired Magma and its operations (Note 2).

In April 2017, OSS and a related entity formed a joint venture named SkyScale, LLC in the State of California.  In accordance with the Contribution Agreement, each member contributed $750,000 and received a 50% interest in the joint venture.  The purpose of SkyScale, LLC is to engage in the business of providing high performance computing capabilities as cloud services.

In May 2017, the Company entered into a Technology and Software License Agreement with Western Digital (“WDT”) for their Ion flash storage software. The agreement provides the Company with the Ion source code and rights to develop and market derivative products. The Company intends to develop and sell Ion flash storage software with its high-density storage arrays, as well as servicing existing WDT software users (Note 2).

Also, in July 2017, the Company entered into a Service Agreement with WDT to service their existing customer base that utilizes Ion flash storage software. The Company also purchased certain equipment from WDT and hired selected employees to assist in the servicing of these existing customers. Management has determined that the activities and assets acquired from WDT comprise a business as defined in ASC 805-10-55-4 through 55. Consideration paid by the Company to WDT pursuant to the arrangements described above was $67,000. In addition, the Company is required to pay prospective royalties to WDT of $2,500 or $5,000 for each sale of the Company’s products that include licensed software. WDT is obligated to pay the Company for services rendered to support existing WDT software users the amount of $1,400,000 in defined declining quarterly amounts over a three year period. Management does not believe this business acquisition meets the significance definition provided in Regulation S-X, Rune 210.1-02(w).

Through December 31, 2017, the Company’s primary sources of liquidity came from existing cash; cash generated from operations, a bank revolving line of credit and related party and third party term notes. Borrowings under the debt agreements are collateralized by substantially all of the Company’s assets and the personal guarantee of its CEO.  During 2017, the Company experienced growing sales and gross profits, has a strong order backlog, and increased its line of credit facility.

On February 1, 2018, the Company completed its initial public offering through the initial sale of 3,800,000 shares of common stock at price to the public of $5.00 per share (see Note 14).  Proceeds from the sale were used to retire outstanding debt obligations and provide the Company with requisite working capital.  As a result the Company’s management believes that the Company has sufficient liquidity to satisfy its anticipated cash requirements for at least the next twelve months.

The combination of continued revenue growth we have experienced, coupled with an expected improvement in gross margins and cost containment of expenses leads management to believe that it is probable that our liquidity will be sufficient to meet our cash requirements for current operations through at least a period of the next twelve months. If necessary, management also believes that it is probable that external sources of debt and/or equity financing could be obtained based on management’s history of being able to raise capital coupled with current favorable market conditions. As a result of both management’s plans and current favorable business trends, we believe the conditions which may raise substantial doubt regarding our ability to continue as a going concern have been alleviated. Therefore, the accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern.

However, there can be no assurance that our operations will become profitable or that external sources of financing, including the issuance of debt and/or equity securities, will be available at times and on terms acceptable to us, or at all. The Company’s management prepares budgets and monitors the financial results of the Company as a tool to align liquidity needs to the recurring business requirements.

Basis of Presentation

The accompanying financial statements have been prepared on an accrual basis of accounting in accordance with United States Generally Accepted Accounting Principles (“U.S. GAAP”), as set forth in the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”).  Certain prior year balances have been reclassified to conform to the current year presentation particularly with the presentation of common stock which is now presented with a par value of $0.0001 per share in accordance with our reincorporation as a Delaware Corporation.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of OSS, which includes the results from the Ion business combination since the date of acquisition, its two wholly owned subsidiaries, OSS GmbH, and Mission Technology Group, Inc., dba Magma, and the accounts of the joint venture, SkyScale LLC (collectively referred to as the “Company”).  Intercompany balances and transactions have been eliminated in consolidation.

On April 6, 2017, the Company and Jacoma Investments, LLC, an entity owned by our board member Jack Harrison, formed a joint venture, SkyScale, LLC (“SkyScale”), to engage in the business of providing high performance computing capabilities as cloud services.  In accordance with the terms of the contribution agreement, Jacoma Investments, LLC agreed to contribute $750,000 in capital and the Company agreed to contribute $750,000 in the form of credits to purchase equipment, personnel or support services from the Company. Each party received 50% membership interest in the joint venture.  Management determined that SkyScale is a variable interest entity primarily because it is thinly capitalized and may require additional capital to finance its activities.

Management also determined that the Company is the primary beneficiary of SkyScale based primarily on the related party nature of SkyScale’s decision-makers and daily business operators.  As of December 31, 2017, SkyScale significant assets were comprised of cash, cash equivalents and receivables of $204,791 and computer-related equipment and other assets of $598,952, its significant liabilities were comprised of trade accounts payable and other liabilities of $93,868, and its net members’ equity totaled $709,875.  For the period from inception through December 31, 2017, SkyScale’s revenues were $30,887, its operating expenses (primarily personnel costs) aggregated $657,204, and its net loss was $626,317.  The non-controlling interest attributable to SkyScale is shown as a component of equity on the consolidated balance sheets and the share of the profit (loss) attributable to the non-controlling interest is shown as a component of profit (loss) in the consolidated statements of operations.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosures of contingent assets, liabilities, and expenses at the date of the consolidated financial statements during the reporting period.  Significant estimates made by management include, among others, the fair value of net assets and liabilities acquired in 2017 and 2016, the allowance for doubtful accounts, fair value of stock options and warrants, recoverability of inventories and long-lived assets, and realizability of deferred tax assets.  Actual results could differ from those estimates.

Concentration Risks

At times, deposits held with financial institutions may exceed the amount of insurance provided by the Federal Deposit Insurance Corporation (“FDIC”), which provides basic deposit coverage with limits up to $250,000 per owner.  As of December 31, 2017 and 2016, the Company had no amounts in excess of the insurance limits.  The Company has not experienced any such losses in these accounts. At December 31, 2017, three customers accounted for 68% of net trade accounts receivable and three customers accounted for 48% of net sales for the year then ended.  At December 31, 2016, three customers accounted for 56% of net trade accounts receivable and three customers accounted for 42% of net sales for the year then ended.  During the years ended December 31, 2017 and 2016, the Company made purchases from three suppliers which together represented 48% and 57%, respectively, of materials purchased.

Fair Value of Financial Instruments

The Company’s financial instruments consist principally of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and debt instruments. The fair value of the Company’s cash equivalents is determined based on quoted prices in active markets for identical assets or Level 1 inputs.  The Company recognizes transfers between Levels 1 through 3 of the fair value hierarchy at the beginning of the reporting period.  The fair values of the Company’s variable rate debt instruments approximate carrying value based upon management’s assessment of the current credit markets.  It is not practicable to estimate the fair value of the Company’s fixed rate instruments (including related party notes payable) due to the private nature of those transactions and the lack of an observable market.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on deposit and money market accounts. The Company considers all highly liquid temporary cash investments with a maturity of three months or less when acquired to be cash equivalents.  Management believes that the carrying amounts of cash equivalents approximate their fair value because of the short maturity period.

Accounts Receivable

Accounts receivable are presented net of an allowance for doubtful accounts.  The allowance for doubtful accounts is an estimate to cover the losses resulting from the inability of customers to make payments on their outstanding balances. In estimating the required allowance, the Company’s management considers the overall quality and aging of the accounts receivable, specific customer circumstances, current economic trends, and historical experience with collections.  At December 31, 2017 and 2016, the allowance for doubtful accounts is $2,101 and $3,877, respectively.

Inventories

Inventories are valued at the lower of cost or market determined on a first-in, first-out basis.  The Company uses the average cost method for purposes of determining cost, which approximates the first-in, first-out method.  The Company establishes reserves on its inventories to write-down the carrying value of its estimated obsolete or excess inventories to market value based upon observations of historical usage, assumptions about future demand and market conditions.  In addition, the Company considers changes in the market value of components in determining the net realizable value of its inventory.

Inventory reserves are considered estimates and are not permanent adjustments to the cost basis of the inventories, and are not typically reversed until the specific inventories are sold or otherwise disposed.

Property and Equipment

Property and equipment, other than leasehold improvements, are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets, generally from three to five years. Leasehold improvements are recorded at cost and are amortized using the straight-line method over the shorter of the remaining lease term or the estimated useful life of the related asset.  Tooling and test equipment includes capitalized labor costs associated with the development of the related tooling and test equipment.  Costs incurred for maintenance and repairs are expensed as incurred, and expenditures for major replacements and improvements are capitalized. Upon retirement or sale, the cost and related accumulated depreciation and amortization of disposed assets are removed from the accounts and any resulting gain or loss is included in other expense, net.

Goodwill

Goodwill relates to the excess of the purchase price over the fair value of identifiable net assets acquired in a business combination. Goodwill is not amortized, but instead the Company assesses possible impairment of goodwill on December 31 of each year and when an event occurs that may trigger such a review.  Determining whether a triggering event has occurred involves significant judgment by the Company.  Management assesses goodwill for impairment at the reporting unit level, and has determined that the Company only has one reporting unit.  In assessing qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the Company assesses relevant events and circumstances that may impact the fair value and the carrying amount of a reporting unit.

The identification of relevant events and circumstances and how these may impact a reporting unit’s fair value or carrying amount involve significant judgments by management.  These judgments include the consideration of macroeconomic conditions, industry and market considerations, cost factors, overall financial performance and events which are specific to the Company. Each factor is assessed to determine whether it impacts the impairment test positively or negatively, and the magnitude of any such impact.

After the qualitative assessment, the impairment testing is a two-step process.  In the first step, the fair value of each reporting unit is compared to its carrying value.  If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, then goodwill is not impaired and no further testing is required.  If the carrying value of the net assets assigned to the reporting unit exceeds its fair value, then the second step is performed in order to determine the implied fair value of the reporting unit’s goodwill and an impairment loss is recorded for an amount equal to the difference between the implied fair value and the carrying value of the goodwill.  Determining the fair value of a reporting unit and goodwill is judgmental and involves the use of significant estimates and assumptions.

Based upon its impairment testing, the Company determined that no impairment loss has occurred in 2017 or 2016.  There can be no assurance, however, that market conditions will not change or demand for the Company’s products will continue, which could result in an impairment of goodwill in the future.

Impairment of Long-Lived Assets

The Company reviews the recoverability of its other long-lived assets, such as property and equipment and amortizing intangible assets, whenever events or changes in circumstances occur that indicate the carrying value of the asset or asset group may not be recoverable.  The assessment for possible impairment is based on the Company’s ability to recover the carrying value of the asset or asset group from the expected future pre-tax cash flows, undiscounted and without interest charges, from the related operations.  If the aggregate of the net cash flows is less than the carrying value of such assets, an impairment loss is recognized for the difference between estimated fair value and carrying value. The determination and measurement of impairment of long-lived assets requires management to estimate future cash flows and the fair value of long-lived assets.  Management determined that there were no impairment charges to be recognized for 2017 or 2016.  There can be no assurance, however, that market conditions will not change or demand for the Company’s products will continue, which could result in an impairment of long-lived assets in the future.

Revenue Recognition

We recognize revenue with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 605.  Accordingly, revenue from the sale of products is recognized when there is evidence of an arrangement, the selling price is fixed or determinable, title and risk of loss has transferred to the customer, any installation or service obligations have been satisfied, and collection is reasonably assured. Net revenue includes deductions for customer discounts and actual and estimated returns.  All amounts billed to customers related to shipping and handling are classified as net sales.

Customer agreements include one vendor managed inventory program.  Pursuant to Staff Accounting Bulletin Topic 13.A.3.a, the Company recognizes revenue under this arrangement when (i) risks of ownership have passed to the customer; (ii)  the customer's  commitment to purchase the goods is fixed; (iii) there is a fixed schedule for delivery of the goods that is reasonable and consistent with the customer's  business purpose; (iv) the Company  does not have any specific performance obligations such that the earning process  is not complete;  (v) the ordered goods have been segregated  from the Company's inventory and are not subject to being used to fill other orders; and (vi) the product  is complete  and ready  for  shipment.  Also, such arrangement must be requested by the customer and the customer has explained a substantial business purpose for the arrangement.  Management also considers whether the customer's custodial risks are insured and whether modifications to the Company's normal billing and credit terms were required.  During the years ended December 31, 2017 and 2016, the Company recorded revenue from product sales that are subject to the vendor managed inventory program of $10,149,186 and $5,078,078, respectively. As of December 31, 2017 and 2016, $996,588 and $464,278, respectively, of products sold through those dates were held by the Company in the vendor management inventory program.

Warranty Reserve

The Company offers product warranties that generally extend for one year from the date of sale. Such warranties require the Company to repair or replace defective product returned to the Company during the warranty period at no cost to the customer. The Company records an estimate for warranty‑related costs at the time of sale based on its historical and estimated future product return rates and expected repair or replacement costs (Note 6).

While such costs have historically been within management’s expectations and the provisions established, unexpected changes in failure rates could have a material adverse impact on the Company, requiring additional warranty reserves, which would adversely affect the Company’s gross profit and gross margins.

Shipping and Handling Costs

The Company's shipping and handling costs are included in cost of goods sold.

Foreign Currency

OSS GmbH operates as an extension of OSS’s domestic operations.  The functional currency of OSS GmbH is the Euro. Transactions denominated in currencies other than the functional currency are remeasured to the functional currency at the average exchange rate in effect during the period. At the end of each reporting period, monetary assets and liabilities are remeasured using exchange rates in effect at the balance sheet date. Non-monetary assets and liabilities are remeasured at historical exchange rates. Foreign currency transaction gains and losses are recorded in other income (expense), net in the consolidated statements of operations.

Stock-Based Compensation

The Company accounts for employee and director share-based compensation in accordance with the provisions of ASC Topic 718 “Compensation – Stock Compensation”. Under ASC 718, share-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity grant).

All transactions in which goods or services are the consideration received for the issuance of equity instruments to non-employees are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date used to determine the estimated fair value of the equity instrument issued is the earlier of the date on which the third-party performance is complete or the date on which it is probable that performance will occur.

Employee and director stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest during the period.  Given that stock-based compensation expense recognized in the accompanying consolidated statements of operations is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. The Company’s estimated average forfeiture rates are based on historical forfeiture experience and estimated future forfeitures.

The estimated fair value of common stock option awards is calculated using the Black-Scholes option pricing model. The Black-Scholes model requires subjective assumptions regarding future stock price volatility and expected time to exercise, along with assumptions about the risk-free interest rate and expected dividends, all of which affect the estimated fair values of the Company’s common stock option awards.  Given a lack of historical stock option exercises, the expected term of options granted is calculated as the average of the weighted vesting period and the contractual expiration date of the option.

This calculation is based on the safe harbor method permitted by the Securities and Exchange Commission in instances where the vesting and exercise terms of options granted meet certain conditions and where limited historical exercise data is available.  The expected volatility is based on the historical volatility of the common stock of comparable public companies that operate in similar industries as the Company.

The risk-free rate selected to value any particular grant is based on the U.S. Treasury rate that corresponds to the expected term of the grant effective as of the date of the grant. The expected dividend assumption is based on the Company’s history and management’s expectation regarding dividend payouts. Compensation expense for common stock option awards with graded vesting schedules is recognized on a straight-line basis over the requisite service period for the last separately vesting portion of the award, provided that the accumulated cost recognized as of any date at least equals the value of the vested portion of the award.

If there are any modifications or cancellations of the underlying vested or unvested stock-based awards, the Company may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense, or record additional expense for vested stock-based awards. Future stock-based compensation expense and unearned stock- based compensation may increase to the extent that the Company grants additional common stock options or other stock-based awards.

Debt Discounts

The debt discounts, which originated from the relative fair value of the warrants issued in connection with note payable and related-party notes payable during 2016 and 2015 (Note 7), are recorded against note payable and related-party notes payable in the accompanying consolidated balance sheets. Amortization of the debt discounts are calculated using the straight-line method over the term of the notes which approximates the effective interest method and are recorded in interest expense in the accompanying consolidated statements of operations.

Advertising Costs

Advertising costs are expensed as incurred and included in marketing and selling expense in the accompanying consolidated statements of operations. Advertising costs for the years ended December 31, 2017 and 2016 totaled $110,122 and $122,527, respectively.

Research and Development Expenses

Research and development expenditures are expensed in the period incurred.  Research and development expenses primarily consist of salaries, benefits and stock-based compensation, as well as consulting expenses and allocated facilities and other overhead costs. Research and development activities include the development of new technologies, features and functionality in support of the Company’s products and customer needs.

Income Taxes

The Company utilizes the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on the difference between the consolidated financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

Under ASC Topic 740, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority.  An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained.  Additionally, ASC Topic 740 provides requirements for derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense.

The Company files income tax returns in the U.S. federal jurisdiction, California and overseas in Germany and has open tax statutes for federal taxes for the years ended December 31, 2014 through 2016.  For California, the open tax statutes are for years December 31, 2013 through 2016 and for Germany the open years include December 31, 2015 and 2016.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”).  The Tax Act reduces the corporate tax rate to 21%, effective January 1, 2018.  Consequently, the Company has recorded a decrease related to deferred tax assets and deferred tax liabilities as of December 31, 2017 (Note 12).

Interest Expense

Interest expense consists primarily of interest associated with the Company’s issued debt including the amortization of debt discounts.  The Company recognizes the amortization of debt discounts and the amortization of interest costs using a straight-line method which approximates the effective interest method.

Net Income (Loss) Per Share

Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted-average common shares outstanding during the period.  Diluted net income (loss) per share is calculated by dividing the net income (loss) by the weighted-average shares and dilutive potential common shares outstanding during the period. Dilutive potential shares consist of dilutive shares issuable upon the conversion of convertible preferred stock and the exercise or vesting of outstanding stock options and warrants, respectively, computed using the treasury stock method. During a period where a net loss is incurred, dilutive potential shares are excluded from the computation of dilutive net loss per share, as the inclusion is anti-dilutive.

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). ASU 2014-09 supersedes the revenue recognition requirements in FASB Topic 605, Revenue Recognition. ASU 2014-09 implements a five-step process for customer contract revenue recognition that focuses on transfer of control, as opposed to transfer of risk and rewards. The amendment also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenues and cash flows from contracts with customers. Other major provisions include the capitalization and amortization of certain contract costs, ensuring the time value of money is considered in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption.  On July 9, 2015, the FASB approved amendments deferring the effective date of the standard by one year. The new standard will be effective for the Company in the first quarter of 2019. The Company has not yet selected a transition method and is currently assessing the impact the adoption of ASU 2014-09 will have on its consolidated financial statements and disclosures.

In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330) ("ASU 2015-11"). The amendments in ASU 2015-11 require that an entity measure inventory within the scope of the standard at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transaction. The amendments in this update more closely align the measurement of inventory in U.S. GAAP with the measurement of inventory in International Financial Reporting Standards. ASU 2015-11 is effective for annual and interim periods beginning on or after December 15, 2017.  The Company will adopt this guidance in the first quarter of 2018 and does not expect a material impact on its consolidated financial statements or disclosures.

In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASU 2016-02”).  Under ASU 2016-02, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term.  ASU 2016-02 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years.  Early application is permitted.  Lessees must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements.  The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented.  Lessees may not apply a full retrospective transition approach.  The Company is currently evaluating the impact of adopting ASU 2016-02 on its consolidated financial statements and disclosures.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”), which is intended to reduce the existing diversity in practice in how certain cash receipts and cash payments are classified in the statement of cash flows. ASU 2016-15 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years with early adoption permitted, provided that all of the amendments are adopted in the same period. The Company is currently evaluating the impact of adopting ASU 2016-15 on its consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (“ASU 2017-01”). The amendments in this update clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. ASU 2017-01 will be effective for the Company for the year ending December 31, 2019 and interim reporting periods within that year. Early adoption is permitted for transactions that have not been reported in financial statements that have been issued or made available for issuance. The Company is currently evaluating the effect of the adoption of this guidance on the Company’s consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”). ASU 2017-04 simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment testing. An entity will no longer determine goodwill impairment by calculating the implied fair value of goodwill by assigning the fair value of a reporting unit to all of its assets and liabilities as if that reporting unit had been acquired in a business combination. Instead, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. The loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary.  ASU 2017-04 will be effective for the Company for the fiscal year ending December 31, 2021 and interim reporting periods within that year. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company expects the adoption of this guidance will not have a material effect on the Company’s consolidated financial statements or footnotes.

In May 2017, the FASB issued ASU No. 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting (“ASU 2017-09”), which provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in ASC Topic 718. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award (as equity or liability) changes as a result of the change in terms or conditions. ASU 2017-09 will be effective for the Company for the year ending December 31, 2019 and interim reporting periods within that year. Early adoption is permitted. The Company expects the adoption of this guidance will not have a material effect on the Company’s consolidated financial statements or footnotes.

NOTE 2 – ACQUISITIONS

Magma

On July 15, 2016, the Company acquired 100% of the outstanding common shares of Mission Technology Group, Inc. (“Magma”) from Magma’s former stockholder (“Magma Stockholder”). Magma designs, manufactures, and markets industrial grade computer systems and components and is also located in Southern California. The acquisition is expected to increase the Company’s brand awareness and market share. The Company issued 1,263,749 shares of the Company’s common stock to the Magma Stockholder for 100% of Magma shares. The fair value assigned to the shares of common stock was $1,756,611.

Management estimated the fair value of the consideration issued to the Magma Stockholder and considered factors including recent third-party valuation reports of the Company’s common stock and estimates of discounts for lack of marketability related to the Company’s common stock to the extent not considered in the third-party valuation report.

The transaction was accounted for using the acquisition method pursuant to ASC Topic 805, Business Combinations. Accordingly, goodwill has been measured as the excess of the total consideration over the amounts assigned to the identifiable assets acquired and liabilities assumed. Goodwill was attributed to management’s assessment of projected increases in overall revenues derived from greater brand awareness and certain economies of scale. The acquisition combines the expertise of OSS in the computer hardware industry with Magma's customer base.

The allocation of the total consideration to the acquired net assets as of the acquisition date is as follows:

Cash	$68,308
Accounts receivable	356,499
Prepaid expenses	93,800
Inventories	1,208,675
Property and equipment	143,705
Customer lists and relationships	398,717
Drawings and technology	760,207
Trademarks and URL's	25,000
Other intangibles	2,759
Deposits and other	17,202
Accounts payable	(842,843)
Warranty reserve	(15,000)
Deferred tax liability	(266,620)
Accrued expenses	(816,249)
Other accrued liabilities	(50,000)
Line of credit	(517,335)
Notes payable, current portion	(157,572)
Notes payable, long-term	(200,000)
Total fair value excluding goodwill	209,253
Goodwill	1,547,358
Total consideration	$1,756,611

Fair valuation methods used for the identifiable net assets acquired in the acquisition make use of quoted prices in active markets, discounted cash flows for assessing the value of the customer lists and relationships  and the relief from royalty method for determination of drawing and technology values, both using a risk adjusted weighted cost of capital.  Management estimates that any residual value from the intangible assets listed above will not be significant.  The weighted-average amortization period of each intangible asset identified above is three years.

On the acquisition date, goodwill of $1,547,358 and other intangible assets of $1,186,683 were recorded. The business combination is considered a tax-free reorganization under Section 368(a) under the Internal Revenue Code; therefore, acquired goodwill and intangibles of $2,734,041 is not tax-deductible. However, Magma had tax-deductible goodwill of $496,275 (with an original basis of $1,294,624) that will continue to be amortized for tax purposes after the acquisition. In accordance with Topic 350, Intangibles––Goodwill and Other, the Company completed its annual impairment test and determined that the goodwill was not impaired at December 31, 2017.

The Company and Magma incurred $107,591 and $143,905, respectively, in accounting and legal fees related to the acquisition of Magma. The amount attributable to the Company has been included in general and administrative expenses in the accompanying consolidated statement of operations for the year ended December 31, 2016. These amounts have been removed from the 2016 pro forma information below.

In the consolidated statements of operations, revenues and expenses include the operations of Magma since July 15, 2016, which is the acquisition date. The following unaudited pro forma information presents the results of operations for the year ended December 31, 2016, as if the acquisition of Magma had occurred on January 1, 2016.

2016
Revenue	$21,665,957
Net loss	$(378,615)
Acquisition-related pro forma net loss per share attributable to common stockholders:
Basic	$(0.07)
Diluted	$(0.07)

The amount of revenues and net (loss) income of Magma included in the Company’s consolidated statement of operations for the years ended December 31, 2017 and 2016 are $5,346,453 and $3,183,783 and ($303,223) and ($216,642), respectively.

The definite lived intangible assets consisted of the following as of December 31, 2017:

Definite lived intangible assets:	Expected Life	Average Remaining Life	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Drawings and technology	3 years	1.5 years	$760,207	$(369,545)	$390,662
Customer lists and relationships	3 years	1.5 years	398,717	(193,821)	204,896
Trademarks, URLs and other	3 years	1.5 years	27,759	(14,912)	12,847
			$1,186,683	$(578,278)	$608,405

The definite lived intangible assets consisted of the following as of December 31, 2016:

Definite lived intangible assets:	Expected Life	Average Remaining Life	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Drawings and technology	3 years	2.6 years	$760,207	$(116,143)	$644,064
Customer lists and relationships	3 years	2.6 years	398,717	(60,915)	337,802
Trademarks, URLs and other	3 years	2.6 years	27,759	(5,576)	22,183
			$1,186,683	$(182,634)	$1,004,049

Amortization expense recognized during the years ended December 31, 2017 and 2016 was $395,642 and $182,634, respectively.  The amortization expense of the definite lived intangible assets for the next two years is as follows:

2018	2019	Total
$394,641	$213,764	$608,405

Ion Software and Services

On May 9, 2017, the Company entered into a Technology and Software Source Code License Agreement with Western Digital (WDT) for its Ion flash storage software.  The agreement provides the Company with the Ion source code and rights to develop and market derivative products with the intended purpose of developing and selling Ion flash storage software with the Company’s high-density storage arrays.  Concurrent with this agreement, the Company purchased certain equipment from Western Digital, has the right to hire selected employees and to forgo certain royalty payments on purchases of solid state drives for a designated customer.

The Company took receipt of the licensed software and equipment in July 2017 and made payment in September 2017.  A significant amount of the equipment has not yet been placed in service pending build-out of a facility and evaluation as to what equipment will be retained or sold.

Subsequently, on July 1, 2017, the Company entered in to a Service Agreement with WDT to service their existing customer base that utilizes Ion flash storage software.  The Services Agreement grants the rights and obligations to OSS to provide Ion software level 1-4 support services (as defined in the agreement) to existing WDT software users for a three year period based upon fixed quarterly payments.

The “Ion” transaction was accounted for using the acquisition method pursuant to ASC Topic 805, Business Combinations. Accordingly, the excess of the total fair value of identifiable assets value over the consideration paid was recognized as a bargain purchase and the resulting gain is being deferred and recognized over a thirty-six month period pro-rata with the time period and the rendering of WDT customer support services.  Deferred revenue recognized for the year ended December 31, 2017 is $57,675 and is included in revenue in the accompanying consolidated statements of operations.  The Company incurred $65,805 in shipping and storage fees related to the acquisition of this equipment.  These costs which have been included in general and administrative expenses in the accompanying consolidated statements of operations for the year ended December 31, 2017.

The determination of fair value for the identifiable net assets acquired in the acquisition was determined by management and considered the results of a third-party appraisal of the fair value of equipment purchased. Prior to July 1, 2017, there were no operations or activities associated with this acquisition.

The allocation of the total consideration to the acquired net assets as of the acquisition date for Ion is as follows:

Equipment at estimated fair value	$297,700
Amount paid	(67,000)
Gain on acquisition of equipment to be recognized over the three year contract service period	$230,700

NOTE 3 – ACCOUNTS RECEIVABLE

Accounts receivable, net consists of the following at December 31,

	2017	2016
Accounts receivable	$5,194,831	$4,940,815
Less: allowance for doubtful accounts	(2,101)	(3,877)
	$5,192,730	$4,936,938

NOTE 4 – INVENTORIES

Inventories, net consist of the following at December 31:

	2017	2016
Raw materials	$2,079,589	$2,700,581
Sub-assemblies	2,417,095	2,661,356
	4,496,684	5,361,937
Less: reserves for obsolete and slow-moving inventories	(800,354)	(2,140,969)
	$3,696,330	$3,220,968

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment, net consists of the following at December 31:

	2017	2016
Computers and computer equipment	$936,317	$205,210
Furniture and office equipment	161,434	63,769
Manufacturing equipment and engineering tools	2,041,238	1,595,474
Leasehold improvements	131,188	103,636
	3,270,177	1,968,089
Less: accumulated depreciation and amortization	(1,688,363)	(1,247,734)
	$1,581,814	$720,355

During the years ended December 31, 2017 and 2016, the Company incurred $441,632 and $256,159 of depreciation and amortization expense related to property and equipment, respectively.

NOTE 6 – ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consist of the following at December 31:

	2017	2016
Accrued compensation and related liabilities	$457,152	$506,076
Deferred revenue and customer deposits	1,033,845	761,315
Warranty reserve	56,774	37,768
Other accrued expenses	386,206	219,959
	$1,933,977	$1,525,118

NOTE 7 – DEBT

Bank Line of Credit

In May 2015, the Company entered into a credit agreement (“Credit Agreement”) with a financial institution which provides for a revolving line of credit and a term note payable. Borrowings under the Credit Agreement are collateralized by substantially all of the Company's assets and the guarantee of the Company’s CEO.  As of December 31, 2017 and 2016, the Company has $3,334,508 and $2,458,177, respectively outstanding under the line of credit.

Under the terms of the revolving line of credit, as amended in July 2016, the Company can borrow up to $3,000,000 without restriction. Borrowings under the revolving line of credit bear interest at a LIBOR-based rate, as defined in the Credit Agreement, plus 2.5% (totaling approximately 3.93% at December 31, 2017), and interest is payable monthly. The outstanding principal balance of the revolving line of credit is due and payable in full on July 31, 2017.  In August 2017, the Company received and extension on the line of credit for a three month period.  On October 5, 2017, the Company received a renewal and modification of terms that extends the due date to August 31, 2018, and increases the borrowing capacity to $3,500,000.

The Credit Agreement is subject to certain financial and non-financial covenants with which the Company is not in compliance as of December 31, 2017, but obtained a waiver.

Notes Payable

In May 2015, the Company issued a note payable in connection with the Credit Agreement totaling $1,250,000 (“May 2015 Note”).  Under the terms of the note agreement, interest accrued on the outstanding balance at 3.60% per annum.  The May 2015 Note required the Company to make monthly principal and interest payments totaling $36,750 through the maturity date.

In July 2016, the Company refinanced the Magma note payable (Note 2) and the May 2015 Note into a new $1,600,000 note payable (“Refinanced Note”).  Under the terms of the Refinanced Note, interest accrues on the outstanding balance at 3.80% per annum.  The Refinanced Note requires the Company to make monthly principal and interest payments totaling $47,219 through the maturity date of July 31, 2019.  The balance outstanding as of December 31, 2017 was $868,918.

In July 2016, the Company issued a note payable totaling $250,000 (“July 2016 Note”) to a third party.  Under the terms of the note agreement, interest accrues on the outstanding balance at 11% per annum.  The July 2016 Note requires the Company to make monthly principal and interest payments totaling $9,570 with a maturity date on January 15, 2019.  The note is unsecured and guaranteed by the Company’s CEO and is subordinated to borrowings under the Credit Agreement. As of December 31, 2017, the outstanding balance on the July 2016 Note is $116,774.

In connection with July 2016 Note, the Company issued to the noteholder warrants to purchase shares of the Company’s common stock equal to 20% of the original principal at a price per share equal to $1.78 per share. Accordingly, the Company issued to the noteholder warrants to purchase 28,090 shares of the Company’s common stock at an exercise price of $1.78 per share in July 2016.

The relative fair value of the warrants was $24,830. The fair value of warrants was estimated using Black-Scholes with the following weighted-average assumptions: fair value of the Company’s common stock at issuance of $1.78 per share; seven year contractual term; 54% volatility; 0% dividend rate; and a risk-free interest rate of 1.42%.

Related-Party Notes Payable

In July 2016, the Company issued notes payable totaling $350,000 (“July 2016 Related Party Notes”) to two stockholders.  Under the terms of the note agreements, interest accrues on the outstanding balance at 11% per annum.  The July 2016 Related Party Notes require the Company to make total monthly principal and interest payments of $13,397 with maturity dates on January 15, 2019.  The notes are unsecured and guaranteed by the Company’s CEO and are subordinated to borrowings under the Credit Agreement. As of December 31, 2017, the outstanding balance on the July 2016 Related Party Notes was $163,483.

In connection with July 2016 Related Party Notes, the Company issued to the noteholders warrants to purchase shares of the Company’s common stock equal to 20% of the original principal at a price per share equal to $1.78 per share. Accordingly, the Company issued to the noteholders warrants to purchase 39,326 shares of the Company’s common stock at an exercise price of $1.78 per share in July 2016.

The relative fair value of the warrants was $34,763. The fair value of warrants was estimated using Black-Scholes with the following weighted-average assumptions: fair value of the Company’s common stock at issuance of $1.78 per share; seven year contractual term; 54% volatility; 0% dividend rate; and a risk-free interest rate of 1.42%.

Debt Discount

The relative fair value of the warrants were recorded as debt discounts, decreasing notes payable and related-party notes payable and increasing additional paid-in capital on the accompanying consolidated balance sheets. The debt discounts are being amortized to interest expense over the terms of the corresponding notes payable using the straight-line method which approximates the effective interest method.

For the years ended December 31, 2017 and 2016, total debt discount amortization was $23,837 and $10,925, respectively, and is included in interest expense in the accompanying consolidated statements of operations.

Total future payments under the notes payable and related-party notes payable are as follows:

Years Ending December 31,	Related Parties	Third Parties	Total	Discount
2018	$150,208	$650,011	$800,219	$23,837
2019	13,275	335,681	348,956	993
Total minimum payments	163,483	985,692	1,149,175	24,830
Current portion of note payable	(150,208)	(650,011)	(800,219)	(23,837)
Note payable, net of current portion	$13,275	$335,681	$348,956	$993

NOTE 8 – STOCKHOLDERS’ EQUITY

Common Stock

During the year ended December 31, 2017, the Company issued 140,220 shares of common stock for proceeds of $105,502 in cash related to the exercise of stock options.  During the year ended December 31, 2016, the Company issued 22,138 shares of common stock for proceeds of $17,572 in cash related to the exercise of stock options.

Preferred Stock

The Company’s Certificate of Incorporation authorized the Company to issue 11,000,000 shares of common stock and 5,000,000 shares of preferred.  The authorized preferred stock has been further designated as follows:  500,000 as Series A Preferred Stock; 1,500,000 as Series B Preferred Stock; and 2,000,000 as Series C Preferred Stock.

The liquidation preferences of the preferred shares are as follows:

•	Series C Preferred Stock	The liquidation preference is $1.50 per share, and the shares have liquidation preference over common stock, Series A Preferred Stock, and Series B Preferred Stock.
•	Series B Preferred Stock	The liquidation preference is $0.50 per share, and the shares have liquidation preference over common stock and Series A Preferred Stock.
•	Series A Preferred Stock	The liquidation preference is $0.25 per share, the shares have liquidation preference over common stock.

Series A Preferred Stock, Series B Preferred Stock, and Series C Preferred Stock (“Preferred Shares”) are convertible at any time at the option of the holder into one share of common stock.  In addition, the shares automatically convert into shares of common stock upon the date specified by the holders of a majority of the then outstanding shares of such securities, or the closing of a public offering of common stock with gross proceeds of not less than $10,000,000 at an offering price of not less than $5.00 per share (see Note 16).

Each of the Preferred Shares is non-redeemable, has no par value, is not eligible for dividends, unless declared, and the voting rights of the Preferred Shares is equivalent to the voting rights of common stock.

Regarding unissued Preferred Shares, the Board of Directors is authorized to determine or alter any or all of the rights, preferences, privileges and restrictions granted to or imposed upon wholly unissued series of Preferred Shares, and to fix or alter the number of shares comprising any such series and the designation thereof, or any of them, and to provide for rights and terms of redemption or conversion of the shares of any such series.

On December 14, 2017, the Company was reincorporated in the State of Delaware.  Upon completion of the Company’s initial public offering, all the outstanding shares of preferred stock were converted into common stock and the number of authorized common and preferred shares were increased to reflect the new authorized capital structure (see Note 16).

Stock Options

The Company maintained a stock option plan that was established in 2000 (“2000 Plan”).  In November 2008, the Company increased the maximum number of shares of the Company's common stock that were issuable under the 2000 Plan to 3,000,000 shares of the Company's common stock.  The 2000 Plan has expired and no future grants may be awarded under the 2000 Plan.

In December 2011, the Company adopted a stock option plan (“2011 Plan”) under which the Company may issue up to 1,500,000 shares of the Company’s common stock and, as of December 31, 2017, the Company had

240,000 shares of common stock remaining unissued under the 2011 Plan. Our 2011 Plan was terminated by the Board of Directors on October 10, 2017, and accordingly, no shares are available for issuance under the 2011 Plan.

In December 2015, the Company adopted a stock option plan (“2015 Plan”) under which the Company may issue up to 1,500,000 shares of the Company’s common stock and, as of December 31, 2017, the Company had 790,000 shares of common stock remaining unissued under the 2015 Plan. The terms of the 2011 Plan and 2015 Plan provided for the grant of incentive options to employees and non-statutory options to employees, directors and consultants of the Company. Our 2015 Plan was terminated by the board of directors on October 10, 2017, and accordingly, no shares are available for issuance under the 2015 Plan.

Our Board of Directors adopted the 2017 Equity Incentive Plan on October 10, 2017 (the “2017 Plan”). Our 2017 Plan allows for the grant of a variety of equity vehicles to provide flexibility in implementing equity awards, including incentive stock options, non-qualified stock options, restricted stock grants, unrestricted stock grants and restricted stock units and stock bonuses and performance-based awards.  On December 18, 2017, the Company stockholders approved the 2017 Plan under which the Company may issue up to 1,500,000 shares of the Company’s common stock.

The exercise price per share for options under the 2011 Plan and 2015 Plan is determined by the Company’s Board of Directors.  For incentive stock options, the exercise price shall not be less than the fair market value of the Company's common stock on the date of grant, except that for incentive options granted to an owner/employee with a greater than 10% ownership interest in the Company, the exercise price shall not be less than 110% of the fair market value of the Company's common stock on the date of grant.

Options under the plans expire no more than ten years after the date of grant and/or within five years after the date of the grant for incentive options granted to an owner/employee with a greater than 10% ownership interest in the Company.

A summary of stock option activity under the plans during 2017 and 2016 is as follows:

	Stock Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2016	2,192,609	$0.72	5.16	$795,890
Granted	350,000	$1.34
Forfeited / Cancelled	(248,646)	$0.65
Exercised	(22,138)	$0.79
Outstanding at December 31, 2016	2,271,824	$0.82	5.05	2,569,047
Granted	360,000	$1.95
Forfeited / Cancelled	(112,160)	$0.75
Exercised	(140,220)	$0.75
Outstanding at December 31, 2017	2,379,444	$1.00	5.30	$15,472,456
Exercisable at December 31, 2017	1,912,769	$0.81	4.37	$12,799,076
Vested and expected to vest at December 31, 2017	2,363,697	$0.99	5.27	$15,380,725

The following table summarizes information about common stock options outstanding as of December 31, 2017:

	Stock Options Outstanding			Stock Options Exercisable
Exercise Price Range	Number of Shares Outstanding	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Number of Shares Exercisable	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price
$0.46-$0.50	400,000	6.54	$0.46	400,000	6.54	$0.46
$0.75-$1.00	1,269,444	2.90	$0.80	1,265,279	2.88	$0.80
$1.01-$1.95	710,000	8.89	$1.65	247,490	8.47	$1.40
	2,379,444	5.30	$1.00	1,912,769	4.37	$0.81

The following table presents details of the assumptions used to calculate the weighted-average grant date fair value of common stock options granted by the Company:

	Years Ended December 31,
	2017	2016
Expected term (in years)	5.3 - 5.9	5.3 - 5.9
Expected volatility	43.5 - 43.8%	43.4 – 44.0%
Risk-free interest rate	1.86 - 2.07%	1.22 – 1.40%
Weighted average grant date fair value per share	$0.85	$0.40
Grant date fair value of options vested	$1,546,692	$1,401,342
Intrinsic value of options exercised	$946,134	$25,599

As of December 31, 2017, the amount of unearned stock-based compensation estimated to be expensed from 2018 through 2020 related to unvested common stock options is $283,256, net of estimated forfeitures. The weighted-average period over which the unearned stock-based compensation is expected to be recognized is 1.05 years.

If there are any modifications or cancellations of the underlying unvested awards, the Company may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense or calculate and record additional expense.  Future stock-based compensation expense and unearned stock-based compensation will increase to the extent that the Company grants additional common stock options or other stock-based awards.

Stock-based compensation expense for the years ended December 31, 2017 and 2016 was comprised of the following:

	2017	2016
Stock-based compensation classified as:
General and administrative	$111,681	$56,933
Production	6,033	-
Marketing and selling	25,152	17,271
Research and development	17,196	3,443
Total	$160,062	$77,647

Warrants

During the year ended December 31, 2016, the Company issued warrants to purchase 67,416 shares of the Company’s common stock at an exercise price of $1.78 per share in connection with the July 2016 Note and the July 2016 Related Party Notes (Note 7).  The warrants are exercisable and have a weighted average remaining term of 3.72 years.

The following table summarizes the Company’s warrant activity during the years ended December 31, 2017 and 2016:

	Number of Shares	Weighted Average Exercise Price
Warrants outstanding – January 1, 2016	131,580	$0.76
Warrants granted	67,416	1.78
Warrants exercised	-	-
Warrants outstanding – December 31, 2016	198,996	$1.11
Warrants granted	-
Warrants exercised	-	-
Warrants outstanding – December 31, 2017	198,996	$1.11

NOTE 9 – EMPLOYEE BENEFIT PLAN

The Company has a 401(k) retirement plan. Under the terms of the plan, eligible employees may defer up to 20% of their pre-tax earnings, subject to the Internal Revenue Service annual contribution limit. Additionally, the Plan allows for discretionary matching contributions by the Company.  In 2016, the Company matched 100% of the employee's contribution up to a maximum of 4% of the employee’s annual compensation.  In 2017, the matching contributions were increased to 100% of the employee's contribution up to a maximum of 5% of the employee’s annual compensation.  During the years ended December 31, 2017 and 2016, the Company contributed $269,230 and $124,532, respectively to the 401(k) Plan.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Legal

From time to time the Company is subject to various legal claims and proceedings arising in the ordinary course of business.  In the opinion of management, after consultation with legal counsel, the ultimate disposition of any such matters as of December 31, 2017, will not have a materially adverse effect on the consolidated financial position or results of operations of the Company.

Guarantees and Indemnities

The Company has made certain indemnities, under which it may be required to make payments to an indemnified party, in relation to certain transactions.  The Company indemnifies its directors, officers, employees and agents to the maximum extent permitted under the laws of the State of Delaware.  In connection with its facility lease, the Company has indemnified its lessor for certain claims arising from the use of the facilities.  Also, in connection with its Credit Agreement (Note 7), the Company has agreed to indemnify its lender and others related to the use of the proceeds and other matters.  The duration of the indemnities varies, and in many cases is indefinite.  These indemnities do not provide for any limitation of the maximum potential future payments the Company could be obligated to make.  Historically, the Company has not been obligated to make any payments for these obligations and no liabilities have been recorded for these indemnities in the accompanying consolidated balance sheets.

Leases

The Company leases its offices, manufacturing, and warehouse facilities in San Diego County under non-cancelable operating leases that expire through August 2018.  The Company also leases a small office near Munich, Germany for GmbH and an office located in Utah County.  For the years ended December 31, 2017 and 2016, rent expense was $488,916 and $322,696, respectively.

Future annual minimum rental commitments under operating leases as of December 31, 2017 are approximately as follows:

Years Ending December 31,
2018	$402,721
2019	118,267
2020	54,265
Total minimum lease payments	$575,253

NOTE 11 – RELATED PARTY TRANSACTIONS

The Company has engaged an advertising firm whose president is a member of the Board of Directors of the Company. Amounts paid to this company are included in marketing and selling expense in the accompanying consolidated statements of operations and for the years ended December 31, 2017 and 2016, totaled $36,545 and $53,221, respectively.

The Company has appointed certain stockholders to the Board of Directors.  Director fees paid by the Company, including stock-based compensation, for the years ended December 31, 2017 and 2016 totaled $144,561 and $79,978, respectively, and are included in general and administrative expenses in the accompanying consolidated statements of operations.

The Company engaged a related-party accounting firm (a principal of that firm owns shares in the Company) to provide tax preparation and consulting services.  Amounts paid to this accounting firm are included in general and administrative expense in the accompanying consolidated statements of operations for the years ended December 31, 2017 and 2016 and totaled $15,750 and $15,250, respectively.

The Company has engaged a related-party law firm (a principal of that firm owns shares in the Company) to provide legal services. Legal fees paid to this firm are included in general and administrative expenses in the accompanying consolidated statements of operations for the years ended December 31, 2017 and 2016 and totaled $91,763 and $135,307, respectively.

The Company issued notes payable to Series B preferred stockholders totaling $350,000 during the year ended December 31, 2016.  In connection with the issuance of the July 2016 Related Party Notes during the year ended December 31, 2016, the Company issued warrants to purchase 39,326 shares of common stock at $1.78 per share (Notes 7 and 8).

Interest expense on all related-party notes payable for the years ended December 31, 2017 and 2016 totaled $40,749 and $18,803, respectively.

Effective August 1, 2016, the Company entered into a management services agreement with a company owned by the former Chief Executive Officer of Magma.  The agreement calls for payments of $180,000 per year for the first two years paid in monthly installments.  In year three, the amount is reduced to $37,500 for the year paid in monthly installments.  Additionally, the Company granted 30,000 options in conjunction with execution of this agreement.  Payments for the year ended December 31, 2017 and 2016 were $180,000 and $75,000, respectively.

NOTE 12 – INCOME TAXES

For the calendar years ended December 31, 2017 and 2016, pre-tax income (loss) was attributed to the following jurisdictions:

	2017	2016
Domestic operations	$(629,842)	$(369,908)
Foreign operations	10,587	2,534
	$(619,255)	$(367,374)

Set forth below is the (benefit) for income taxes for the years ended December 31:

	2017	2016
Current:
Federal	$10,000	$39,898
State	800	7,644
International	3,097	319
	13,897	47,861
Deferred:
Federal	(202,725)	(144,309)
State	(256,927)	(86,912)
International	-	423
	(459,652)	(230,798)
Adjustment to deferred taxes for tax rate change	43,038	-
Total benefit for income taxes	$(402,717)	$(182,937)

The reconciliation of the (benefit) for income taxes computed at federal statutory rates to the provision for income taxes for the years ended December 31, was as follows:

	2017	2016
Provision at federal statutory rates	$(210,547)	$(124,907)
State income taxes, net	(187,315)	(52,317)
Research credits	(175,938)	(58,771)
Transaction costs	-	36,612
Stock based compensation	22,965	8,952
Noncontrolling interest	133,605	-
Federal deferred revaluation	43,038	-
Uncertain tax provision	10,000	-
Other	(38,525)	7,494
	$(402,717)	$(182,937)

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  The 2017 balances reflect the revaluation for the reduction in the Federal corporate rate to 21%.  The 2016 balances are presented at the pre new tax law of 35%.  Significant components of deferred taxes as of December 31, 2017 and 2016 were as follows:

	2017	2016
Deferred tax assets:
Reserves	$88,243	$110,428
Accrued expenses	90,348	88,035
Deferred compensation	178,591	216,761
Deferred revenue	113,726	59,275
Inventories	355,387	1,099,361
Credits and loss carryforward	1,539,791	665,948
Total deferred tax assets	2,366,086	2,239,808
Deferred tax liabilities:
Property and equipment	(229,129)	(227,103)
Intangible assets	(602,126)	(944,127)
Other	(216,384)	(166,745)
Total deferred tax liabilities	(1,047,639)	(1,337,975)
Net deferred tax assets	$1,318,447	$901,833

The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those differences become deductible.  Management considers the scheduled reversals of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.  Management believes that it is more likely than not that the Company will realize the benefits of the net deferred tax assets as of December 31, 2017 and 2016.

The Company files income tax returns in the U.S. federal jurisdiction, California and overseas in Germany and has open tax statutes for federal taxes for the years ended December 31, 2014 through 2016.  For California the open tax statutes are for years December 31, 2013 through 2016 and for Germany the open years include December 31, 2015 and 2016.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”).  The Tax Act reduces the corporate tax rate to 21%, effective January 1, 2018.  The Securities and Exchange Commission issued Staff Accounting Bulletin No. 118 (“SAB 118”) on December 23, 2017. SAB 118 provides a one-year measurement period from a registrant’s reporting period that includes the U.S. Tax Act’s enactment date to allow the registrant sufficient time to obtain, prepare and analyze information to complete the accounting required under ASC 740.  The ultimate impact of the Tax Act on the Company’s reported results may differ from the estimates provided herein, possibly materially, due to, among other things, changes in interpretations and assumptions made, guidance that may be issued, and other actions the Company may take as a result of the Tax Act different from that presently contemplated.

Consequently, the Company recorded a decrease related to deferred tax assets and deferred tax liabilities of approximately, $552,581 and $509,544, respectively, with a net increase to deferred income tax expense of approximately $43,038 for the year ended December 31, 2017.

As of December 31, 2017, the Company has federal and state net operating loss (NOL’s) carryforwards of approximately $1,400,000 and $1,200,000, respectively, which begin to expire in 2037.  As of December 31, 2017 and 2016, the Company has $501,573 and $272,420 of federal tax credit carryforwards which begin to expire in 2035 and State credit carryforwards of $634,560 and $393,527 which carryforward indefinitely.

As of December 31, 2017 the unrecognized tax benefits associated with uncertain tax positions was $203,466, and such amount is included in other accrued expenses in the accompanying consolidated balance sheets.  If recognized, this would affect the Company’s effective tax rate.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Unrecognized tax benefits balance at December 31, 2015	$107,747
Gross increases for tax positions of prior years	-
Gross decreases for tax positions of prior years	-
Gross increases for tax positions of the current year	31,281
Settlements
Lapse of statute of limitations	(1,800)
Unrecognized tax benefits balance at December 31, 2016	137,228
Gross increases for tax positions of prior years	-
Gross decreases for tax positions of prior years	-
Gross increases for tax positions of the current year	66,438
Settlements	-
Lapse of statute of limitations	(200)
Unrecognized tax benefits balance at December 31, 2017	$203,466

The liability for uncertain tax positions is reviewed quarterly and adjusted as events occur that affect potential liabilities for additional taxes, such as lapsing of applicable statutes of limitations, proposed assessments by tax authorities, negotiations with taxing authorities, identification of new issues, and enactment of new legislation, regulations or promulgation of new case law.  Management believes that adequate amounts of tax and related interest, if any, have been provided for any adjustments that may result from these examinations of uncertain tax positions.  The Company does not expect the liability for uncertain tax positions to change significantly over the next year.  The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense.

NOTE 13 –NET INCOME (LOSS) PER SHARE

Basic and diluted net income (loss) per share was calculated as follows for the years ended December 31, 2017 and 2016:

	For The Years Ended December 31,
	2017	2016
Basic and diluted net income (loss) per share attributable to common stockholders:
Numerator:
Net income (loss) attributable to common stockholders	$96,620	$(184,437)
Denominator:
Weighted average common shares outstanding - basic	5,449,413	4,782,547
Effect of dilutive securities	5,239,634	-
Weighted average common shares outstanding - diluted	10,689,047	4,782,547
Net income (loss) per common share attributable to common stockholders:
Basic	$0.02	$(0.04)
Diluted	$0.01	$(0.04)

NOTE 14 – FAIR VALUE MEASUREMENTS

The Company uses a three-tier fair value hierarchy to classify and disclose all assets and liabilities measured at fair value on a recurring basis, as well as assets and liabilities measured at fair value on a non-recurring basis, in periods subsequent to their initial measurement.  These tiers include:

•	Level 1, defined as quoted market prices in active markets for identical assets or liabilities;
•

Level 2, defined as inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, model-based valuation techniques for which all significant assumptions are observable in the market, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and

•	Level 3, defined as unobservable inputs that are not corroborated by market data.

The carrying value of financial instruments including cash and cash equivalents, accounts receivable and accounts payable and accrued expenses and other liabilities approximate fair value due to the short-term nature of these instruments.  Assets and liabilities assumed in the acquisition of Magma were recorded at fair value based upon the Company’s market assumptions which approximated carrying value (except for acquired intangible assets – Note 2) due to the short-term nature of the instruments.

NOTE 15 – SEGMENT AND GEOGRAPHIC INFORMATION

The Company operates in one reportable segment: the design and manufacture of high-performance computer systems and components. The Company evaluates financial performance on a company-wide basis.

To date, a majority of the Company’s international sales relate to shipments of products to its U.S. customers’ international manufacturing sites or third- party hubs. Net revenue derived from shipments to international destinations represented approximately 53% and 44% of the Company’s net product sales in 2017 and 2016, respectively. All of the Company’s net product sales to date have been denominated in U.S. dollars.

As of December 31, 2017 and 2016, substantially all the Company’s long-lived assets were located in the United States of America.

NOTE 16 – SUBSEQUENT EVENTS

On December 18, 2017, the Company filed a Registration Statement on Form S-1 with the SEC related to a firm commitment underwritten initial public offering of the Company’s common stock, par value $0.0001 per share. The initial public offering was declared effective by the SEC on January 31, 2018.  The Company commenced trading on The Nasdaq Capital Market under the symbol “OSS” on February 1, 2018.  On February 5, 2018, the Company closed the initial public offering selling an aggregate of 3,800,000 shares of common stock at a price to the public of $5.00 for total gross proceeds to the Company of $19,000,000.  After deducting underwriting discounts and commissions of approximately $1,330,000 and underwriter offering-related transaction costs of $185,000, the Company received net proceeds of $17,485,000.

On February 1, 2018, in connection with the completion of its initial public offering, the Company filed its amended and restated certificate of incorporation with the Secretary of the State of Delaware whereby it increased its authorized common stock to 50,000,000 shares and authorized preferred stock to 10,000,000 shares.

On February 1, 2018, the Company issued warrants to purchase 380,000 shares of common stock at a price of $6.00 per share to Roth Capital Partners LLC.

On February 5, 2018, the Company paid down the outstanding balance of the line of credit which had an outstanding balance of $2,758,517.

On February 9, 2018, the underwriters exercised their over-allotment option to purchase an additional 200,000 shares of common stock at the public offering price of $5.00 per share of which 100,000 shares of newly issued common stock were purchased directly from the Company and 100,000 shares were sold by the Company’s CEO’s family trust.  The Company received gross proceeds of $500,000, which resulted in net proceeds of $465,000 to the Company, after deducting underwriting discounts and commissions of $35,000.

On February 15, 2018, the Company paid-off the remaining balances of the related party notes payable in the amount of $152,973.

On February 15, 2018, the Company paid-off the remaining balance of the “July 2016 Note” in the amount of $109,267.

On February 23, 2018, the Company paid of the remaining balance of the Bank of the West term loan in the amount of $834,103.

On March 2, 2018, the Company cancelled its line of credit with Bank of the West.

The proforma effects of the transactions described above on the balance sheet as of December 31, 2017 are as follows:

	December 31, 2017
	Actual	Proforma
Cash and cash equivalents	$185,717	$12,837,034

Debt:
Borrowings on bank line of credit	$3,334,508	$-
Current portion of related-party notes payable, net of debt discount of $13,905	136,303	-
Current portion of notes payable, net of debt discount of $9,932	640,079	-
Total current liabilities	4,110,890	-
Related-party notes payable, net of current portion and debt discount of $579	12,696	-
Notes payable, net of current portion and debt discount of $414	335,267	-
Total debt	4,458,853	-

Stockholders’ equity
Series C preferred stock, no par value, convertible; 2,000,000 shares authorized; 1,087,006 issued and outstanding; liquidation preference of $1,630,508	1,604,101	-
Series B preferred stock, no par value, convertible; 1,500,000 shares authorized; 1,450,000 issued and outstanding; liquidation preference of $725,000	697,996	-
Series A preferred stock, no par value, convertible; 500,000 shares authorized; 500,000 issued and outstanding; liquidation preference of $125,000	114,430	-
Common stock, $.0001 par value; 50,000,000 shares authorized; 5,514,917 and 12,451,923 shares issued and outstanding, respectively	551	1,245
Additional paid-in capital	3,484,428	23,035,261
Noncontrolling interest	436,842	436,842
Retained earnings	281,423	256,593
Total stockholders’ equity	6,619,771	23,729,941
Total debt and stockholders' equity	$11,078,624	$23,729,941

The Company has evaluated subsequent events after the consolidated balance sheet date of December 31, 2017 through the date of filing.  Based upon the Company’s evaluation, management has determined that, other than as disclosed in the accompanying notes, no subsequent events have occurred that would require recognition in the accompanying consolidated financial statements or disclosure in the notes thereto.

Exhibit Index

Exhibit Number	Description

3.1(1)	Amended and Restated Certificate of Incorporation (currently in effect).

3.2(2)	Bylaws, as amended (currently in effect).

4.1(4)	From of Common Stock Certificate of One Stop Systems, Inc.

4.2(3)	Second Amended and Restated Investors’ Rights Agreement, dated January 2007.

4.3(3)	Common Shareholder Piggyback Registration Rights Agreement, dated July 15, 2016.

4.4(5)	Form of Warrant issued to Roth Capital Partners, LLC in connection with One Stop Systems, Inc.’s initial public offering.

4.5(3)	Form of Common Stock Warrant issued to investors in connection with note financings.

10.1+(4)	Form of Indemnification Agreement between One Stop Systems, Inc. and each its directors and executive officers.

10.2+(3)	One Stop Systems, Inc. 2000 Stock Option Plan and related form agreements.

10.3+(3)	One Stop Systems, Inc. 2011 Stock Option Plan and related form agreements.

10.4+(3)	One Stop Systems, Inc. 2015 Stock Option Plan and related form agreements.

10.5+(3)	One Stop Systems, Inc. 2017 Stock Equity Incentive Plan and related form agreements.

10.6+(3)	Executive Employment Agreement between One Stop Systems, Inc. and Steve Cooper, dated October 1, 2017.

10.7+(3)	Executive Employment Agreement between One Stop Systems, Inc. and Jim Ison, dated October 1, 2017

10.8(4)	Business Loan Agreement and Promissory Note, dated May 6, 2015 by and between One Stop Systems, Inc. and Bank of the West, as amended.

10.9(4)	Lease Agreement dated October 21, 2004, as amended.

10.10(3)	Contribution Agreement for SkyScale, LLC by and between Jacoma Investments, LLC and One Stop Systems, Inc., dated April 11, 2017.

10.11(4)	Technology Source Code License Agreement by and between Western Digital Technologies, Inc. and One Stop Systems, Inc., dated May 9, 2017.

10.12(4)	Services Agreement by and between Western Digital Technologies, Inc. and One Stop Systems, Inc., dated July 1, 2017.

10.13(4)	Original Equipment Manufacturing and Supply Agreement by and between disguise (formerly d3 Technologies) and One Stop Systems, Inc., dated October 1, 2015.

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Amendment No.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 21, 2018.
(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on February 6, 2018.
(3)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-222121) filed with the SEC on December 18, 2017.
(4)	Incorporated by reference to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-222121) filed with the SEC on January 16, 2018.
(5)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on February 1, 2018.
+	Indicates management contract or compensatory plan.
*

These certifications are being furnished solely to accompany this annual report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of the Registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ONE STOP SYSTEMS, INC.
Date: March 21, 2018	By:	/s/ Steve Cooper
Steve Cooper
President, Chief Executive Officer and Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Steve Cooper	President, Chief Executive Officer and Chairman(Principal Executive Officer)	March 21, 2018
Steve Cooper

/s/ John W. Morrison Jr.	Chief Financial Officer (Principal Accounting and Financial Officer)	March 21, 2018
John W. Morrison Jr.

/s/ William Carpenter	Director	March 21, 2018
William Carpenter

/s/ Kenneth Potashner	Director	March 21, 2018
Kenneth Potashner

/s/ John Reardon	Director	March 21, 2018
John Reardon

/s/ Randy Jones	Director	March 21, 2018
Randy Jones

/s/ Jack Harrison	Director	March 21, 2018
Jack Harrison

/s/ David Raun	Director	March 21, 2018
David Raun