Form 10-Q
period 2018-03-31
ONE STOP SYSTEMS INC
filed 2018-05-08
CIK 1394056

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ________________

Commission File Number: 001-38371

One Stop Systems, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	33-0885351
( State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2235 Enterprise Street #110

Escondido, California  92029

(Address of principal executive offices including Zip Code

(877) 438-2724

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of April 1, 2018, the registrant had 12,773,289 shares of common stock (par value $0.0001) outstanding.

Table of Contents

PART I. FINANCIAL INFORMATION

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

ONE STOP SYSTEMS, INC. (OSS)

CONDENSED CONSOLIDATED BALANCE SHEETS

	Unaudited
	March 31,	December 31,
	2018	2017
ASSETS
Current assets
Cash and cash equivalents	$9,126,847	$185,717
Accounts receivable, net	5,213,551	5,192,730
Inventories, net	3,339,761	3,696,330
Prepaid expenses and other current assets	418,969	978,428
Total current assets	18,099,128	10,053,205
Property and equipment, net	1,824,422	1,581,814
Deposits and other	31,215	31,215
Deferred tax assets, net	1,102,465	1,318,447
Goodwill	3,324,128	3,324,128
Intangible assets, net	509,745	608,405
	$24,891,103	$16,917,214
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$1,101,298	$3,904,613
Accrued expenses and other liabilities	1,460,160	1,933,977
Borrowings on bank line of credit	-	3,334,508
Current portion of related-party notes payable, net of debt discount of $0 and $13,905, respectively	-	136,303
Current portion of note payable, net of debt discount of $0 and $9,932, respectively	-	640,079
Total current liabilities	2,561,458	9,949,480
Related-party notes payable, net of current portion and debt discount of $0 and $579, respectively	-	12,696
Note payable, net of current portion and debt discount of $0 and $414, respectively	-	335,267
Total liabilities	2,561,458	10,297,443
Commitments and contingencies (Note 9)
Stockholders’ equity
Series C preferred stock, no par value, convertible; 2,000,000 shares authorized; 0 and 1,087,006 issued and outstanding respectively; liquidation preference of $1,630,508 in 2017	-	1,604,101
Series B preferred stock, no par value, convertible; 1,500,000 shares authorized; 0 and 1,450,000 issued and outstanding respectively; liquidation preference of $725,000 in 2017	-	697,996
Series A preferred stock, no par value, convertible; 500,000 shares authorized; 0 and 500,000 issued and outstanding respectively; liquidation preference of $125,000 in 2017	-	114,430
Common stock, $0.0001 par value; 50,000,000 shares authorized;12,773,289 and 5,514,917 shares, respectively issued and outstanding, respectively	1,277	551
Additional paid-in capital	22,517,107	3,484,428
Noncontrolling interest	324,257	436,842
Retained (deficit) earnings	(512,996)	281,423
Total stockholders’ equity	22,329,645	6,619,771
	$24,891,103	$16,917,214

See accompanying notes to condensed consolidated financial statements

ONE STOP SYSTEMS, INC. (OSS)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For The Three Month Periods ended March 31,
	2018	2017
Net revenue	$7,119,712	$6,336,338
Cost of revenue	4,906,846	4,279,269
Gross margin	2,212,866	2,057,069
Operating expenses:
General and administrative	1,073,048	688,730
Marketing and selling	869,015	607,038
Research and development	972,631	587,454
Total operating expenses	2,914,694	1,883,222
(Loss) income from operations	(701,828)	173,847
Other income (expense):
Interest expense	(55,661)	(50,001)
Other, net	67,609	(67)
Total other income (expense), net	11,948	(50,068)
(Loss) income before provision for income taxes	(689,880)	123,779
Provision for income taxes	217,124	44,632
Net (loss) income	$(907,004)	$79,147
Net loss attributable to noncontrolling interest	$(112,585)	$-
Net (loss) income attributable to common stockholders	$(794,419)	$79,147
Net (loss) income per share attributable to common stockholders:
Basic	$(0.08)	$0.01
Diluted	$(0.08)	$0.01
Weighted average common shares outstanding:
Basic	10,140,459	5,379,141
Diluted	10,140,459	9,757,229

See accompanying notes to condensed consolidated financial statements

ONE STOP SYSTEMS, INC. (OSS)

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For The Three Month Period Ended March 31, 2018

	Series C Preferred Stock		Series B Preferred Stock		Series A Preferred Stock		Common Stock		Additional Paid-in	Noncontrolling	Retained (Deficit)	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Interest	Earnings	Equity
Balance, January 1, 2018	1,087,006	$1,604,101	1,450,000	$697,996	500,000	$114,430	5,514,917	$551	$3,484,428	$436,842	$281,423	$6,619,771
Conversion of preferred stock to common stock upon initial public offering	(1,087,006)	(1,604,101)	(1,450,000)	(697,996)	(500,000)	(114,430)	3,037,006	304	2,416,223	-	-	-
Stock-based compensation	-	-	-	-	-	-	-	-	35,318	-	-	35,318
Exercise of stock options	-	-	-	-	-	-	321,366	32	54,543	-	-	54,575
Taxes paid on net issuance of employee stock options	-	-	-	-	-	-	-	-	(274,663)	-	-	(274,663)
Relative fair value of warrants issued to Underwriters with IPO	-	-	-	-	-	-	-	-	669,408	-	-	669,408
Proceeds from issuance of stock, net of issuance costs of $3,367,760	-	-	-	-	-	-	3,900,000	390	16,131,850	-	-	16,132,240
Noncontrolling interest in consolidated subsidiary (Note 1)	-	-	-	-	-	-	-	-	-	(112,585)	-	(112,585)
Net loss	-	-	-	-	-	-	-	-	-	-	(794,419)	(794,419)
Balance, March 31, 2018	-	$-	-	$-	-	$-	12,773,289	$1,277	$22,517,107	$324,257	$(512,996)	$22,329,645

See accompanying notes to condensed consolidated financial statements

ONE STOP SYSTEMS, INC. (OSS)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Three Month Periods ended March 31,
	2018	2017
Cash flows from operating activities:
Net (loss) income	$(907,004)	$79,147
Less: Net loss attributable to noncontrolling interest	(112,585)	-
Net (loss) income attributable to common stockholders	(794,419)	79,147
Adjustments to reconcile net (loss) income to net cash (used) provided in operating activities:
Net loss attributable to noncontrolling interest	(112,585)	-
Deferred provision for income taxes	215,982	-
Provision for bad debt	91,127	-
Warranty reserves	1,326	2,135
Amortization of deferred gain	(28,838)	-
Depreciation and amortization	253,758	179,044
Inventory reserves	(457,872)	(152,647)
Amortization of debt discount	24,830	5,959
Stock-based compensation expense	35,318	24,626
Changes in operating assets and liabilities:
Accounts receivable	(111,949)	1,337,017
Inventories	430,121	(990,200)
Prepaid expenses and other current assets	(340,579)	(14,623)
Accounts payable	(2,803,316)	550,505
Accrued expenses and other liabilities	(433,714)	178,105
Net cash (used) provided in operating activities	(4,030,810)	1,199,068
Cash flows from investing activities:
Purchases of property and equipment, including capitalization of labor costs for tooling and test equipment	(13,387)	(51,760)
Net cash used in investing activities	(13,387)	(51,760)
Cash flows from financing activities:
Proceeds from stock options exercised	54,575	14,415
Payment of payroll taxes on net issuance of employee stock options	(274,663)	-
Stock issuance costs	(1,810,902)	-
Proceeds from issuance of common stock	19,500,000	-
Net repayments on bank line of credit	(3,334,508)	(982,982)
Payments on related-party notes payable	(163,483)	(32,357)
Payments on notes payable	(985,692)	(151,897)
Net cash provided (used) in financing activities	12,985,327	(1,152,821)
Net change in cash and cash equivalents	8,941,130	(5,513)
Cash and cash equivalents, beginning of period	185,717	14,197
Cash and cash equivalents, end of period	$9,126,847	$8,684

See accompanying notes to condensed consolidated financial statements

ONE STOP SYSTEMS, INC. (OSS)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – CONTINUED

	For The Three Month Periods ended March 31,
	2018	2017
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$39,351	$44,545
Cash paid during the period for income taxes	$-	$-
Supplemental disclosure of non-cash transactions:
Reclassification of inventory to property and equipment	$384,318	$-
Relative fair value of warrants issued in connection with initial public offering	$669,408	$-
Reclassification of prepaid IPO expenses to additional paid in capital	$887,450	$-

See accompanying notes to condensed consolidated financial statements

ONE STOP SYSTEMS, INC. (OSS)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For Three Month Periods Ended March 31, 2018 and 2017

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

One Stop Systems, Inc. (“we,” “our,” “OSS,” or the “Company”) was originally incorporated as a California corporation in 1999 after initially being formed as a California limited liability company in 1998. On December 14, 2017, the Company was reincorporated as a Delaware corporation in connection with its initial public offering.  The Company designs, manufactures and markets industrial grade computer systems and components that are based on industry standard computer architectures. The Company markets its products to manufacturers of automated equipment used for telecommunications, industrial and military applications.

During the year ended December 31, 2015, the Company formed a new wholly-owned subsidiary in Germany (“OSS GmbH”).  During July 2016, the Company acquired Mission Technologies Group, Inc. (“Magma”) and its operations (Note 2).

In April 2017, the Company and a related entity formed a joint venture named SkyScale, LLC in the State of California (“SkyScale”).  In accordance with the Contribution Agreement, each member contributed $750,000 and received a 50% interest in the joint venture.  The purpose of SkyScale, is to engage in the business of providing high performance computing capabilities as cloud services.

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

Also, in July 2017, the Company entered in to a Service Agreement with WDT to service their existing customer base that utilizes Ion flash storage software.  The Company also purchased certain equipment from WDT and hired selected employees to assist in the servicing of these existing customers.  Management has determined that the activities and assets acquired from WDT comprise a business as defined in ASC 805-10-55-4 through 55.  Consideration paid by the Company to WDT pursuant to the arrangements described above was $67,000.  In addition, the Company is required to pay prospective royalties to WDT of $2,500 or $5,000 for each sale of the Company’s products that include licensed software.  WDT is obligated to pay the Company for services rendered to support existing WDT software users the amount of $1,400,000 in defined declining quarterly amounts over a three year period.  Management does not believe this business acquisition meets the significance definition provided in Regulation S-X, Rune 210.1-02(w).

Through March 31, 2018, the Company’s primary sources of liquidity came from existing cash; cash generated from operations, a bank revolving line of credit and related party and third party term notes.  Borrowings under the debt agreements are collateralized by substantially all of the Company’s assets and the personal guarantee of its CEO.  During 2017, the Company experienced growing sales and gross profits, has a strong order backlog, and increased its line of credit facility.

On February 1, 2018, the Company completed its initial public offering through the initial sale of 3,800,000 shares of common stock at a price to the public of $5.00 per share (see Note 8).  Proceeds from the sale were used to retire outstanding debt obligations and provide the Company with requisite working capital.

ONE STOP SYSTEMS, INC. (OSS)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For The Three Month Periods Ended March 31, 2018 and 2017

The combination of the continued revenue growth we have experienced, coupled with an expected improvement in gross margins and cost containment of expenses and funding received from our initial public offering leads management to believe that it is probable that our liquidity will be sufficient to meet our cash requirements for current operations through at least a period of the next twelve months. If necessary, it is probable that external sources of debt and/or equity financing could be obtained based on management’s history of being able to raise capital. As a result of both management’s plans and current favorable business trends, management believes that the Company has sufficient liquidity to satisfy its anticipated cash requirements for at least the next twelve months.

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

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission.  Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.  It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the Company’s audited December 31, 2017 consolidated financial statements.

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

Principles of Consolidation

The accompanying unaudited consolidated financial statements include the accounts of OSS, which includes the results from the Magma acquisition and Ion business combination since their respective dates of acquisition, its wholly-owned subsidiary, OSS GmbH, and the accounts of the joint venture, SkyScale LLC (collectively referred to as the “Company”).  Intercompany balances and transactions have been eliminated in consolidation.

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

ONE STOP SYSTEMS, INC. (OSS)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For The Three Month Periods Ended March 31, 2018 and 2017

Management also determined that the Company is the primary beneficiary of SkyScale based primarily on the related party nature of SkyScale’s decision-makers and daily business operators.  As of March 31, 2018, SkyScale’s significant assets were comprised of cash, cash equivalents and receivables of $170,888 and computer-related equipment and other assets of $759,058, its significant liabilities were comprised of trade accounts payable of $222,395, and its net members’ equity totaled $707,551.  For the three month period ended March 31, 2018, SkyScale’s revenues were $120,539, its operating expenses (primarily personnel costs) aggregated $108,849, and its net loss was $135,290.  SkyScale did not have any operations in the three month period ended March 31, 2017.     The non-controlling interest attributable to SkyScale is shown as a component of equity on the consolidated balance sheets and the share of the profit (loss) attributable to the non-controlling interest is shown as a component of profit (loss) in the consolidated statements of operations.

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

Significant estimates made by management include, among others, the fair value of net assets of Magma acquired in July 2016 and ION in July 2017, the allowance for doubtful accounts, fair value of stock options and warrants, recoverability of inventories and long-lived assets, and realizability of deferred tax assets.  Actual results could differ from those estimates.

Concentration Risks

At times, deposits held with financial institutions may exceed the amount of insurance provided by the Federal Deposit Insurance Corporation (“FDIC”), which provides basic deposit coverage with limits up to $250,000 per owner.  As of March 31, 2018, the Company had $8,766,990 in excess of the insurance limits.  The Company has not experienced any such losses in these accounts.

At March 31, 2018 and December 31, 2017, three  customers accounted for 63% and 69% respectively of net trade accounts receivable.  For the three month periods ended March 31, 2018 and 2017, three customers accounted for 54% and 46% of net revenue.  During the three month periods ended March 31, 2018 and 2017, the Company made purchases from three suppliers which represented approximately 48% and 45% of materials purchased.

Fair Value of Financial Instruments

The Company’s financial instruments consist principally of cash, accounts receivable, accounts payable, accrued expenses and debt instruments. The fair value of the Company’s cash equivalents is determined based on quoted prices in active markets for identical assets or Level 1 inputs.  The Company recognizes transfers between Levels 1 through 3 of the fair value hierarchy at the beginning of the reporting period.  The fair values of the Company’s variable rate debt instruments approximate its carrying values based upon management’s assessment of the current credit markets.  It is not practicable to estimate the fair value of the Company’s fixed rate instruments (including related party notes payable) due to the private nature of those transactions and the lack of an observable market.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on deposit and money market accounts.  The Company considers all highly liquid temporary cash investments with an initial maturity of three months or less when acquired to be cash equivalents.  Management believes that the carrying amounts of cash equivalents approximate their fair value because of the short maturity period.

ONE STOP SYSTEMS, INC. (OSS)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For The Three Month Periods Ended March 31, 2018 and 2017

Accounts Receivable

Accounts receivable are presented net of an allowance for doubtful accounts.  The allowance for doubtful accounts is an estimate to cover the losses resulting from the inability of customers to make payments on their outstanding balances.  In estimating the required allowance, management considers the overall quality and aging of the accounts receivable, specific customer circumstances, current economic trends, and historical experience with collections.  At March 31, 2018 and December 31, 2017, the allowance for doubtful accounts is $93,228 and $2,101, respectively.

Inventories

Inventories are valued at the lower of cost or net realizable value determined on a first-in, first-out basis.  The Company uses the average cost method for purposes of determining cost, which approximates the first-in, first-out method.

The Company establishes reserves on its inventories to write-down the carrying value of its estimated obsolete or excess inventories to estimated net realizable value based upon observations of historical usage and assumptions about future demand and market conditions.  In addition, the Company considers changes in the market value of components in determining the net realizable value of its inventory.  Inventory reserves are considered permanent adjustments to the cost basis of the inventories and are not typically reversed until the specific inventories are sold or otherwise disposed.

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

Goodwill

Goodwill relates to the excess of the purchase price over the fair value of identifiable net assets acquired in a business combination.  Goodwill is not amortized, but instead the Company assesses possible impairment of goodwill on December 31, of each year and when an event occurs that may trigger such a review.  Determining whether a triggering event has occurred involves significant judgment by the Company.  Management assesses goodwill for impairment at the reporting unit level, and has determined that the Company only has one reporting unit.  In assessing qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the Company assesses relevant events and circumstances that may impact the fair value and the carrying amount of a reporting unit.  The identification of relevant events and circumstances and how these may impact a reporting unit’s fair value or carrying amount involve significant judgments by management.  These judgments include the consideration of macroeconomic conditions, industry and market considerations, cost factors, overall financial performance and events which are specific to the Company.  Each factor is assessed to determine whether it impacts the impairment test positively or negatively, and the magnitude of any such impact.

After the qualitative assessment, the impairment testing is a two-step process.  In the first step, the fair value of each reporting unit is compared to its carrying value.  If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, then goodwill is not impaired and no further testing is required.

ONE STOP SYSTEMS, INC. (OSS)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For The Three Month Periods Ended March 31, 2018 and 2017

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

Based upon its impairment testing, management determined that no impairment loss has occurred during the three month periods ended March 31, 2018 and 2017.  There can be no assurance, however, that market conditions will not change or demand for the Company’s products will continue, which could result in an impairment of goodwill in the future.

Impairment of Long-Lived Assets

The Company reviews the recoverability of its other long-lived assets, such as property and equipment and definite lived intangible assets, whenever events or changes in circumstances occur that indicate the carrying value of the asset or asset group may not be recoverable.  The assessment for possible impairment is based on the Company’s ability to recover the carrying value of the asset or asset group from the expected future pre-tax cash flows, undiscounted and without interest charges, from the related operations.

If the aggregate of the net cash flows is less than the carrying value of such assets, an impairment loss is recognized for the difference between estimated fair value and carrying value. The determination and measurement of impairment of long-lived assets requires management to estimate future cash flows and the fair value of long-lived assets.

Management determined that there were no impairment charges to be recognized during the three month periods ended March 31, 2018 and 2017.  There can be no assurance, however, that market conditions will not change or demand for the Company’s products will continue, which could result in an impairment of long-lived assets in the future.

Revenue Recognition

The Company recognizes revenue in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 605.  Accordingly, revenue from the sale of products is recognized when there is evidence of an arrangement, the selling price is fixed or determinable, title and risk of loss has transferred to the customer, any installation or service obligations have been satisfied, and collection is reasonably assured. Net revenue includes deductions for customer discounts and actual and estimated returns. All amounts billed to customers related to shipping and handling are classified as net sales.

Customer agreements include one vendor managed inventory program.  Pursuant to Staff Accounting Bulletin Topic 13.A.3.a, the Company recognizes revenue under this arrangement when (i) risks of ownership have passed to the customer; (ii) the customer's  commitment to purchase the goods is fixed; (iii) there is a fixed schedule for delivery of the goods that is reasonable and consistent with the customer's  business purpose; (iv) the Company does not have any specific performance obligations such that the earning process is not complete; (v) the ordered goods been segregated from the Company's inventory and are not subject to being used to fill other orders; and (vi) the product is complete and ready for shipment.  Also, such arrangement must be requested by the customer and the customer has explained a substantial business purpose for the arrangement.  Management also considers whether the customer's custodial risks are insured and whether modifications to the Company's normal billing and credit terms were required. During the three month periods ended March 31, 2018 and 2017, the Company recorded revenue from product sales that are held in vendor managed inventory under these agreements of $990,401 and $1,898,510, respectively.  As of March 31, 2018 and December 31, 2017, $721,335 and $996,588, respectively, of products sold through those dates were held by the Company in the vendor management program.

ONE STOP SYSTEMS, INC. (OSS)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For The Three Month Periods Ended March 31, 2018 and 2017

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

While such costs have historically been within management’s expectations and the provisions established, unexpected changes in failure rates could have a material adverse impact on the Company, requiring additional warranty reserves and could adversely affect the Company’s gross profit and gross margins.

Shipping and Handling Costs

The Company's shipping and handling costs are included in cost of goods sold for all periods presented.

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

ONE STOP SYSTEMS, INC. (OSS)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For The Three Month Periods Ended March 31, 2018 and 2017

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

Debt Discounts

The debt discounts, which originated from the relative fair value of the warrants issued in connection with note payable and related-party notes payable during 2016 and 2015 (Note 7), are recorded against note payable and related-party notes payable in the accompanying consolidated balance sheets. Amortization of the debt discounts are calculated using the straight-line method over the term of the notes which approximates the effective interest method and are recorded in interest expense in the accompanying consolidated statements of operations. All notes with warrants were retired in February of 2018, and the remaining debt discount balance of $24,830 was recognized as interest expense in the current period.

Advertising Costs

Advertising costs are expensed as incurred and included in marketing and selling expense in the accompanying consolidated statements of operations. Advertising costs for the three month periods ended March 31, 2018 and 2017 were $17,626 and $32,088, respectively.

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

ONE STOP SYSTEMS, INC. (OSS)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For The Three Month Periods Ended March 31, 2018 and 2017

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

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”).  The Tax Act reduces the corporate tax rate to 21%, effective January 1, 2018.  Consequently, the Company has recorded a decrease related to deferred tax assets and deferred tax liabilities as of December 31, 2017.   Except for this adjustment, the Company does not foresee material changes to its gross liability of uncertain tax positions within the next twelve months.

Interest Expense

Interest expense consists primarily of interest associated with the Company’s issued debt including the amortization of debt discounts.  The Company recognizes the amortization of debt discounts and the amortization of interest costs using a straight-line method which approximates the effective interest method.

Net Income (Loss) Per Share

Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted-average common shares outstanding during the period.  Diluted net income (loss) per share is calculated by dividing the net income (loss) by the weighted-average shares and dilutive potential common shares outstanding during the period. Dilutive potential shares consist of dilutive shares issuable and the exercise or vesting of outstanding stock options and warrants, respectively, computed using the treasury stock method. During a period where a net loss is incurred, dilutive potential shares are excluded from the computation of dilutive net loss per share, as inclusion is anti-dilutive.

On February 1, 2018, in connection with the Company’s initial public offering, the Company’s outstanding Series A, Series B, and Series C, Preferred Stock was automatically converted to common stock, par value $0.0001.

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

ONE STOP SYSTEMS, INC. (OSS)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For The Three Month Periods Ended March 31, 2018 and 2017

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

In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”). ASU 2017-04 simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment testing. An entity will no longer determine goodwill impairment by calculating the implied fair value of goodwill by assigning the fair value of a reporting unit to all of its assets and liabilities as if that reporting unit had been acquired in a business combination. Instead, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. The loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary.  ASU 2017-04 will be effective for the Company for the fiscal year ending December 31, 2021 and interim reporting periods within that year. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company expects the adoption of this guidance will not have a material effect on the Company’s consolidated financial statements.

In May 2017, the FASB issued ASU No. 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting (“ASU 2017-09”), which provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in ASC Topic 718. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award (as equity or liability) changes as a result of the change in terms or conditions. ASU 2017-09 will be effective for the Company for the year ending December 31, 2019 and interim reporting periods within that year. Early adoption is permitted. The Company expects the adoption of this guidance will not have a material effect on the Company’s consolidated financial statements.

ONE STOP SYSTEMS, INC. (OSS)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For The Three Month Periods Ended March 31, 2018 and 2017

Recently implemented accounting pronouncements

In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330) ("ASU 2015-11"). The amendments in ASU 2015-11 require that an entity measure inventory within the scope of the standard at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transaction. The amendments in this update more closely align the measurement of inventory in U.S. GAAP with the measurement of inventory in International Financial Reporting Standards. ASU 2015-11 is effective for annual and interim periods beginning on or after December 15, 2017.  The Company adopted ASU No. 2015-11 in the first quarter of 2018, without a material impact to its consolidated financial statements and disclosures.

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation (Topic 718) (“ASU 2016-09”), which simplified certain aspects of the accounting for stock-based payment transactions, including income taxes, classification of awards and classification in the statement of cash flows. ASU 2016-09 will be effective for annual reporting periods beginning after December 15, 2017 and interim periods within those annual periods. The Company adopted ASU No. 2016-09 in the first quarter of 2018, with no impact to its consolidated financial statements and disclosures.

NOTE 2 – ACQUISITIONS

Magma

On July 15, 2016, the Company acquired 100% of the outstanding common shares of Mission Technology Group, Inc. (“Magma”) from Magma’s former stockholder (“Magma Stockholder”) pursuant to a Merger Agreement and Plan of Reorganization (the “Merger Agreement”).  Magma designs, manufactures, and markets industrial grade computer systems and components and is also located in Southern California. The acquisition is expected to increase the Company’s brand awareness and market share and combines the expertise of OSS in the computer hardware industry with Magma's customer base.

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

This transaction was accounted for using the acquisition method pursuant to ASC Topic 805, Business Combinations. Accordingly, goodwill has been measured as the excess of the total consideration over the amounts assigned to the identifiable assets acquired and liabilities assumed. Goodwill was attributed to management’s assessment of projected increases in overall revenues derived from greater brand awareness and certain economies of scale.

ONE STOP SYSTEMS, INC. (OSS)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For The Three Month Periods Ended March 31, 2018 and 2017

The allocation of the total consideration to the acquired net assets as of the acquisition date for Magma was as follows:

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

On the acquisition date, goodwill of $1,547,358 and other intangible assets of $1,186,683 were recorded. The business combination is considered a tax-free reorganization under Section 368(a) under the Internal Revenue Code; therefore, acquired goodwill and intangibles of $2,734,041 is not tax-deductible. However, Magma had tax-deductible goodwill of $496,275 (with an original basis of $1,294,624) that will continue to be amortized for tax purposes after the acquisition.  In accordance with Topic 350, Intangibles––Goodwill and Other, the Company completed its most recent annual impairment test and determined that the goodwill was not impaired at December 31, 2017.

ONE STOP SYSTEMS, INC. (OSS)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For The Three Month Periods Ended March 31, 2018 and 2017

The amount of revenues and net (loss) income of Magma included in the Company’s consolidated statements of operations for the three month period ended March 31, 2017 was $1,564,365 and $11,620, respectively.  Subsequent to December 31, 2017, the results of operations for Magma are no longer identified on a standalone basis as Magma has been fully integrated into the consolidated operations of the Company.

Definite lived intangible assets as of March 31, 2018:

	Expected Life	Average Remaining Life	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Drawings and technology	3 years	1.25 years	$760,207	$(432,896)	$327,311
Customer lists and relationships	3 years	1.25 years	398,717	(227,047)	171,670
Trademarks, URLs and other	3 years	1.25 years	27,759	(16,995)	10,764
			$1,186,683	$(676,938)	$509,745

Definite lived intangible assets as of December 31, 2017:

	Expected Life	Average Remaining Life	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Drawings and technology	3 years	1.5 years	$760,207	$(369,545)	$390,662
Customer lists and relationships	3 years	1.5 years	398,717	(193,821)	204,896
Trademarks, URLs and other	3 years	1.5 years	27,759	(14,912)	12,847
			$1,186,683	$(578,278)	$608,405

Amortization expense recognized during the three month periods ended March 31, 2018 and 2017 was $98,660 and $99,208, respectively.  The amortization expense of the definite lived intangible assets for the years remaining is as follows:

2018	2019	Total
$295,981	$213,764	$509,745

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

The Company took receipt of the licensed software and equipment in July 2017 and made payment in September 2017.  As of December 31, 2017, a significant amount of the equipment has not yet been placed in service pending build-out of a facility and evaluation as to what equipment will be retained or sold.

Subsequently, on July 1, 2017, the Company entered into a Service Agreement with WDT to service their existing customer base that utilizes Ion flash storage software.  The Services Agreement grants the rights and obligations to OSS to provide Ion software level 1-4 support services (as defined in the agreement) to existing WDT software users for a three year period based upon fixed quarterly payments.

ONE STOP SYSTEMS, INC. (OSS)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For The Three Month Periods Ended March 31, 2018 and 2017

The “Ion” transaction was accounted for using the acquisition method pursuant to ASC Topic 805, Business Combinations. Accordingly, the excess of the total fair value of identifiable assets value over the consideration paid was recognized as a bargain purchase and the resulting gain is being deferred and recognized over a thirty-six month period pro-rata with the time period and the rendering of WDT customer support services.  Deferred revenue recognized for the three month period ended March 31, 2018 is $28,838 and is included in revenue in the accompanying consolidated statements of operations.  The Company incurred $65,805 in shipping and storage fees related to the acquisition of this equipment. These costs were included in general and administrative expenses in the consolidated statements of operations in the period incurred.

The determination of fair value for the identifiable net assets acquired in the acquisition was determined by management and considered the results of a third-party appraisal of the fair value of equipment purchased. Prior to July 1, 2017, there were no operations or activities associated with this acquisition.

The allocation of the total consideration to the acquired net assets as of the acquisition date for Ion is as follows:

Equipment at estimated fair value	$297,700
Amount paid	(67,000)
Gain on acquisition of equipment to be recognized over the three year contract service period	$230,700

NOTE 3 – ACCOUNTS RECEIVABLE

Accounts receivable, net consists of the following:

	March 31,	December 31,
	2018	2017
Accounts receivable	$5,306,779	$5,194,831
Less: allowance for doubtful accounts	(93,228)	(2,101)
	$5,213,551	$5,192,730

NOTE 4 – INVENTORIES

Inventories, net consist of the following:

	March 31,	December 31,
	2018	2017
Raw materials	$1,790,781	$2,079,589
Sub-assemblies	1,891,462	2,417,095
	3,682,243	4,496,684
Less: reserves for obsolete and slow-moving inventories	(342,482)	(800,354)
	$3,339,761	$3,696,330

ONE STOP SYSTEMS, INC. (OSS)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For The Three Month Periods Ended March 31, 2018 and 2017

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment, net consist of the following:

	March 31,	December 31,
	2018	2017
Computers and computer equipment	$1,162,948	$936,317
Furniture and office equipment	171,586	161,434
Manufacturing equipment and engineering tools	2,190,366	2,041,238
Leasehold improvements	142,982	131,188
	3,667,882	3,270,177
Less: accumulated depreciation and amortization	(1,843,460)	(1,688,363)
	$1,824,422	$1,581,814

During the three month periods ended March 31, 2018 and 2017, the Company incurred $155,097 and $79,835 of depreciation and amortization expense related to property and equipment, respectively.

NOTE 6 – ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consist of the following:

	March 31,	December 31,
	2018	2017
Accrued compensation and related liabilities	$479,055	$457,152
Deferred revenue and customer deposits	871,803	1,033,845
Warranty reserve	58,100	56,774
Other accrued expenses	51,202	386,206
	$1,460,160	$1,933,977

NOTE 7 – DEBT

Bank Line of Credit

In May 2015, the Company entered into a credit agreement (“Credit Agreement”) with a financial institution which provides for a revolving line of credit and a term note payable. Borrowings under the Credit Agreement are collateralized by substantially all of the Company's assets and the personal guarantee of the Company’s Chief Executive Officer (“CEO”).  Under the terms of the revolving line of credit, as amended on October 5, 2017, the line of credit was extended through August 31, 2018, and the unrestricted borrowing capacity was increased from $3,000,000 to $3,500,000.

Borrowings under the revolving line of credit bear interest at a LIBOR-based rate, as defined in the Credit Agreement, plus 2.5% (totaling 3.93% at December 31, 2017  ), and interest is payable monthly. On February 5, 2018, the Company paid down the outstanding balance on the line of credit with no balance remaining outstanding.

On March 2, 2018, the Company cancelled its line of credit with the Bank of West and the personal guarantee of the Company’s CEO was released as a result.

ONE STOP SYSTEMS, INC. (OSS)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For The Three Month Periods Ended March 31, 2018 and 2017

Notes Payable

In May 2015, the Company issued a note payable in connection with the Credit Agreement totaling $1,250,000 (“May 2015 Note”).  Under the terms of the note agreement, interest accrued on the outstanding balance at 3.60% per annum.  The May 2015 Note required the Company to make monthly principal and interest payments totaling $36,750 through the maturity date.

In July 2016, the Company refinanced the Magma note payable (Note 2) and the May 2015 Note into a new $1,600,000 note payable (“Refinanced Note”).  Under the terms of the Refinanced Note, interest accrues on the outstanding balance at 3.80% per annum.  The Refinanced Note requires the Company to make monthly principal and interest payments totaling $47,219 through the maturity date of July 31, 2019.  As of March 31, 2018, the note has been paid in full.

In July 2016, the Company issued a note payable totaling $250,000 (“July 2016 Note”) to a third party.  Under the terms of the note agreement, interest accrues on the outstanding balance at 11% per annum.  The July 2016 Note requires the Company to make monthly principal and interest payments totaling $9,570 with a maturity date on January 15, 2019.  The note is unsecured and guaranteed by the Company’s CEO and is subordinated to borrowings under the Credit Agreement. As of March 31, 2018, the July 2016 Note has been paid in full.

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

The relative fair value of warrants was estimated using Black-Scholes with the following weighted-average assumptions: fair value of the Company’s common stock at issuance of $1.78 per share; seven year contractual term; 54% volatility; 0% dividend rate; and a risk-free interest rate of 1.42%.

Related-Party Notes Payable

In July 2016, the Company issued notes payable totaling $350,000 (“July 2016 Related Party Notes”) to two stockholders.  Under the terms of the note agreements, interest accrues on the outstanding balance at 11% per annum.  The July 2016 Related Party Notes require the Company to make total monthly principal and interest payments of $13,397 with maturity dates on January 15, 2019.  The notes are unsecured and guaranteed by the Company’s CEO and are subordinated to borrowings under the Credit Agreement. As of March 31, 2018, the Related Party Notes have been paid in full.

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

The relative fair value of the warrants was $34,763. The relative fair value of warrants was estimated using Black-Scholes with the following weighted-average assumptions: fair value of the Company’s common stock at issuance of $1.78 per share; seven year contractual term; 54% volatility; 0% dividend rate; and a risk-free interest rate of 1.42%.

ONE STOP SYSTEMS, INC. (OSS)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For The Three Month Periods Ended March 31, 2018 and 2017

Debt Discount

The relative fair value of the warrants were recorded as debt discounts, decreasing notes payable and related-party notes payable and increasing additional paid-in capital on the accompanying consolidated balance sheets. The debt discounts are being amortized to interest expense over the terms of the corresponding notes payable using the straight-line method which approximates the effective interest method. The debt discount was fully amortized to interest expense when the related notes were paid in full.

For the three month periods ended March 31, 2018 and 2017, total debt discount amortization was $24,830 and $5,959, respectively, and is included in interest expense in the accompanying consolidated statements of operations.

NOTE 8 – STOCKHOLDERS’ EQUITY

The Company’s amended and restated certificate of incorporation filed on December 14, 2017, authorizes the Company to issue 10,000,000 shares of preferred stock and 50,000,000 shares of common stock. On February 1, 2018, in connection with the Company’s initial public offering, each share of the Company’s outstanding Series A, Series B, and Series C, Preferred Stock was automatically converted into a share of the Company’s common stock, par value $0.0001 on a one-for-one basis.

Common Stock

The voting, dividend and liquidation rights of the holders of the common stock are subject to rights of preferred stockholders, if any, as designated by the Board of Directors.  Common stockholders have voting rights at all meetings of stockholders and are entitled to one vote for each share held subject to certain limitations otherwise required by law.  Dividends may be declared and paid on the common stock as and when determined by the Board of Directors subject to any preferential dividend or other rights of preferred stockholders.  The Company does not anticipate declaring any dividends in the foreseeable future.  Upon the dissolution or liquidation of the Company, common stockholders are entitled to receive all assets of the Company, subject to any preferential or other rights of preferred stockholders.

Initial Public Offering

On December 18, 2017, the Company announced the commencement of an underwritten public offering of its common stock, par value $0.0001 per share. The offering became effective on January 31, 2018 and trading began on February 1, 2018.  On February 5, 2018, the Company closed the initial public offering selling an aggregate of 3,800,000 shares of common stock at a price to the public of $5.00 for total gross proceeds of $19,000,000, which resulted in net proceeds of $17,485,000, after deducting underwriting discounts and commissions of $1,330,000 and underwriter offering-related transaction costs of $185,000. Additionally, the Company incurred costs associated with the transaction for accounting, legal and other fees and costs of $1,148,352 and a warrant expense of $699,408 for warrants issued to the underwriter pursuant to the underwriter agreement.  Such stock issuance costs have been deducted from the proceeds received from the underwriter and disclosed as net proceeds in the consolidated statement of stockholders’ equity.

On February 9, 2018, the underwriters exercised their over-allotment option to purchase an additional 200,000 shares of common stock at the public offering price of $5.00 per share, of which 100,000 shares of newly issued common stock were purchased from the Company and 100,000 shares were sold by the Company’s CEO’s family trust.  The Company received gross proceeds of $500,000, which resulted in net proceeds to the Company of $465,000, after deducting underwriting discounts and commissions of $35,000.

ONE STOP SYSTEMS, INC. (OSS)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For The Three Month Periods Ended March 31, 2018 and 2017

Warrants

In conjunction with the Company’s initial public offering, on February 1, 2018, the Company issued warrants to the underwriter to purchase 380,000 shares of common stock at a price of $6.00 pursuant to the Underwriting and Warrant Agreements dated February 1, 2018.

The fair value of the warrants was $699,408. The fair value of warrants was estimated using Black-Scholes with the following weighted-average assumptions: fair value of the Company’s common stock at issuance of $5.00 per share; five year contractual term; 42.7% volatility; 0% dividend rate; and a risk-free interest rate of 2.72%.  The warrant expense was treated as a stock issuance cost and was deducted from the gross proceeds received in the offering in the current period.  A corresponding increase in additional paid in capital was recognized in relation to this transaction.

Exercise of Stock Options

During the three month period ended March 31, 2018, the Company issued 321,366 shares of common stock for proceeds of $54,575 in cash related to the exercise of stock options.

Preferred Stock

Preferred Stock may be issued in one or more series, with expressed rights by resolution of the Board of Directors.  As of March 31, 2018, there is no outstanding preferred stock.

On December 14, 2017, the Company was reincorporated in the State of Delaware.  Prior to that date the Company was authorized to issue 5,000,000 shares of preferred stock and 11,000,000 share of common stock.  The authorized preferred stock had been further designated as follows:  500,000 as Series A Preferred Stock; 1,500,000 as Series B Preferred Stock; and 2,000,000 as Series C Preferred Stock.

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

In addition, preferred shares automatically convert into shares of common stock upon the date specified by the holders of a majority of the then outstanding shares of such securities, or the closing of a public offering of common stock with gross proceeds of not less than $10,000,000 at an offering price of not less than $5.00 per share.  Each of the Preferred Shares is non-redeemable, has no par value, is not eligible for dividends, unless declared, and the voting rights of the Preferred Shares is equivalent to the voting rights of common stock.  As a result of the Company’s initial public offering exceeding the gross proceeds requirements and the requisite offering price, all of the preferred stock was converted to common stock on February 1, 2018.

ONE STOP SYSTEMS, INC. (OSS)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For The Three Month Periods Ended March 31, 2018 and 2017

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

In December 2011, the Company adopted a stock option plan (“2011 Plan”) under which the Company may issue up to 1,500,000 shares of the Company’s common stock and, as of December 31, 2017, the Company had 240,000 shares of common stock remaining unissued under the 2011 Plan. The 2011 Plan was terminated by the Board of Directors on October 10, 2017, and accordingly, no shares are available for issuance under the 2011 Plan.

In December 2015, the Company adopted a stock option plan (“2015 Plan”) under which the Company may issue up to 1,500,000 shares of the Company’s common stock and, as of December 31, 2017, the Company had 790,000 shares of common stock remaining unissued under the 2015 Plan. The terms of the 2011 Plan and 2015 Plan provided for the grant of incentive options to employees and non-statutory options to employees, directors and consultants of the Company. The 2015 Plan was terminated by the board of directors on October 10, 2017, and accordingly, no shares are available for issuance under the 2015 Plan.

The Board of Directors adopted the 2017 Equity Incentive Plan on October 10, 2017 (the “2017 Plan”). The 2017 Plan allows for the grant of a variety of equity vehicles to provide flexibility in implementing equity awards, including incentive stock options, non-qualified stock options, restricted stock grants, unrestricted stock grants and restricted stock units and stock bonuses and performance-based awards.  On December 18, 2017, the Company stockholders approved the “2017 Plan” under which the Company may issue up to 1,500,000 shares of the Company’s common stock.

The exercise price per share for options under the 2011 Plan, 2015 Plan and 2017 Plan is determined by the Company’s Board of Directors, for incentive stock options the exercise price shall not be less than the fair market value of the Company's common stock on the date of grant, except that for incentive options granted to an owner/employee with a greater than 10% ownership interest in the Company, the exercise price shall not be less than 110% of the fair market value of the Company's common stock on the date of grant.

Options under the plans expire no more than ten years after the date of grant and/or within five years after the date of the grant for incentive options granted to an owner/employee with a greater than 10% ownership interest in the Company.

ONE STOP SYSTEMS, INC. (OSS)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For The Three Month Periods Ended March 31, 2018 and 2017

A summary of stock option activity under the plans during the three month period ended March 31, 2018 is as follows:

	Stock Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2018	2,379,444	$1.00	5.30	$15,472,456
Granted	-	$-
Forfeited / Cancelled	(24,582)	$1.43
Exercised	(416,416)	$0.86
Outstanding at March 31, 2018	1,938,446	$1.02	5.69	$6,550,748
Exercisable at March 31, 2018	1,529,689	$0.81	4.82	$5,489,827
Vested and expected to vest at March 31, 2018	1,928,671	$1.02	5.67	$6,525,894

The following table presents details of the assumptions used to calculate the weighted-average grant date fair value of common stock options granted by the Company.  There were no options issued during the three month periods ended March 31, 2018 and 2017.

	For The Three Month Periods Ended March 31,
	2018	2017
Expected term (in years)	-	-
Expected volatility	-	-
Risk-free interest rate	-	-
Weighted average grant date fair value per share	-	-
Grant date fair value of options vested	$1,240,805	$1,428,468
Intrinsic value of options exercised	$1,472,506	$30,000

As of March 31, 2018, the amount of unearned stock-based compensation currently estimated to be expensed during the remainder of 2018 through 2020 related to unvested common stock options is $215,760, net of estimated forfeitures. The weighted-average period over which the unearned stock-based compensation is expected to be recognized is 1.0 years.

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

Stock-based compensation expense for the three month periods ended March 31, 2018 and 2017 was comprised of the following:

	For The Three Month Periods ended March 31,
	2018	2017
Stock-based compensation classified as:
Cost of revenue	$3,190	$-
General and administrative	21,820	18,500
Marketing and selling	2,949	4,900
Research and development	7,359	1,226
	$35,318	$24,626

ONE STOP SYSTEMS, INC. (OSS)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For The Three Month Periods Ended March 31, 2018 and 2017

Warrants

The following table summarizes the Company’s warrant activity during the three month period ended March 31, 2018:

	Number of Shares	Weighted Average Exercise Price
Warrants outstanding – January 1, 2018	198,996	$1.11
Warrants granted	380,000	6.00
Warrants exercised	-	-
Warrants outstanding – March 31, 2018	578,996	$4.32

In connection with the Company’s initial public offering, the Company issued warrants to purchase 380,000 shares of common stock, as described above.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Legal

From time to time the Company is subject to various legal claims and proceedings arising in the ordinary course of business.  In the opinion of management, after consultation with legal counsel, the ultimate disposition of any such matters as of March 31, 2018, will not have a materially adverse effect on the unaudited consolidated financial position or results of operations of the Company.

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

Leases

The Company leases its offices, manufacturing, and warehouse facilities in San Diego County under non-cancelable operating leases that expire in August 2018.  The Company also leases a small office near Munich, Germany for GmbH and an office located in Utah County.  For the three month periods ended March 31, 2018 and 2017, rent expense was $143,928 and $103,858, respectively

NOTE 10 – RELATED PARTY TRANSACTIONS

Board fees paid by the Company, including stock-based compensation, for the three month periods ended March 31, 2018 and 2017, totaled $36,450 and $28,795, respectively, and are included in general and administrative expenses in the accompanying consolidated statements of operations.

ONE STOP SYSTEMS, INC. (OSS)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For The Three Month Periods Ended March 31, 2018 and 2017

The Company has engaged a related-party advertising company whose president is a member of the Board of Directors of the Company.  Amounts paid for services are included in marketing and selling expense in the accompanying consolidated statements of operations.  Total fees paid for the three month periods ended March 31, 2018 and 2017 were $4,000 and $8,650, respectively.

The Company has engaged a related-party law firm (a principal of that firm owns shares in the Company) to provide legal services. Legal fees paid to this firm are included in general and administrative expenses in the accompanying consolidated statements of operations for the three month periods ended March 31, 2018 and 2017 and totaled $9,998 and $9,000, respectively.

Interest expense on all related-party notes payable for the three month periods ended March 31, 2018 and 2017 was $16,599 and $11,312, respectively.

Effective August 1, 2016, the Company entered into a management services with a company owned by the former Chief Executive Officer of Magma.  The agreement calls for payments of $180,000 per year for the first two years paid in monthly installments.  In year three, the amount is reduced to $37,500 for the year paid in monthly installments.  Additionally, the Company granted 30,000 options in conjunction with execution of this agreement.  Payments for the three month periods ended March 31, 2018 and 2017 were $45,000 and $45,000, respectively

NOTE 11 – UNAUDITED NET (LOSS) INCOME PER SHARE

Net (Loss) Income Per Share

Basic and diluted net (loss) income per share was calculated as follows for the three month periods ended March 31, 2018 and 2017 (unaudited):

	For The Three Month Periods ended March 31,
	2018	2017
Basic and diluted net (loss) income per share attributable to common stockholders:
Numerator:
Net (loss) income attributable to common stockholders	$(794,419)	$79,147
Denominator:
Weighted average common shares outstanding - basic	10,140,459	5,379,141
Effect of dilutive securities	-	4,378,088
Weighted average common shares outstanding - diluted	10,140,459	9,757,229
Net (loss) income per common share attributable to common stockholders:
Basic	$(0.08)	$0.01
Diluted	$(0.08)	$0.01

NOTE 12 – FAIR VALUE MEASUREMENTS

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

ONE STOP SYSTEMS, INC. (OSS)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For The Three Month Periods Ended March 31, 2018 and 2017

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

The carrying value of financial instruments including cash equivalents, accounts receivable and accounts payable and accrued expenses and other liabilities approximate fair value due to the short-term nature of these instruments.  Assets and liabilities assumed in the acquisition of Magma were recorded at fair value based upon the Company’s market assumptions which approximated carrying value (except for acquired intangible assets – Note 2) due to the short-term nature of the instruments.

NOTE 13 – SEGMENT AND GEOGRAPHIC INFORMATION

The Company operates in one reportable segment: the design and manufacture of high-performance computer systems and components. The Company evaluates financial performance on a company-wide basis.

To date, a majority of the Company’s international sales relate to shipments of products to its U.S. customers’ international manufacturing sites or third‑party hubs. Net product sales derived from shipments to international destinations, primarily to the United Kingdom (including foreign subsidiaries of customers that are headquartered in the United States) represented 46% and 52% of the Company’s net product sales during the three month periods ended March 31, 2018 and 2017, respectively. All of the Company’s net product sales to date have been denominated in U.S. dollars. As of March 31, 2018, substantially all long-lived assets were located in the United States of America.

NOTE 14 – SUBSEQUENT EVENTS

On April 30, 2018, the Board of Directors approved a $300,000 intercompany loan to SkyScale which is a 50% owned joint venture with Jacoma Investments, LLC, an entity controlled by our board member Jack Harrison.

The Company has evaluated subsequent events after the condensed consolidated balance sheet date of March 31, 2018 through the date of filing.  Based upon its evaluation, management has determined that, other than as disclosed in the accompanying notes, no subsequent events have occurred that would require recognition in the accompanying consolidated financial statements or disclosure in the notes thereto.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements other than statements of historical fact contained in this quarterly report, including statements regarding our future operating results, financial position and cash flows, our business strategy and plans and our objectives for future operations, are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. This quarterly report on Form 10-Q also contains estimates and other statistical data made by independent parties and by us relating to market size and growth and other data about our industry. This data involves a number of assumptions and limitations, and you are cautioned not to give undue weight to such estimates. In addition, projections, assumptions and estimates of our future performance and the future performance of the markets in which we operate are necessarily subject to a high degree of uncertainty and risk. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “would,” “could,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions.  The forward-looking statements in this quarterly report are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, operating results, business strategy, short-term and long-term business operations and objectives. These forward looking statements speak only as of the date of this quarterly report and are subject to a number of risks, uncertainties and assumptions, including those described in Part I, Item 1A, “Risk Factors.  The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors and uncertainties may emerge from time to time, and it is not possible for management to predict all risk factors and uncertainties. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise.

MANAGEMENT’S DISCUSSION AND ANLAYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion and analysis of our financial condition and operating results together with our financial statements and related notes included in our annual report on Form 10-K. This discussion and analysis contains forward-looking statements based upon current beliefs, plans and expectations that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” in our annual report on Form 10-K filed on March 21, 2018.

Business Overview

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

Business Developments

On April 6, 2017, we announced the co-funded creation of SkyScale LLC, a High-Performance Computing as a Service (HPCaaS) provider to offer customers world-class, ultra-fast, multi-GPU hardware platforms in the cloud.  SkyScale is jointly owned with Jacoma Investments, LLC, an entity controlled by our board member Jack Harrison.  In accordance with the terms of the operating agreement, Jacoma Investments, LLC agreed to contribute $750,000 in capital and we agreed to contribute $750,000 in the form of credits to purchase equipment, personnel or support services. Each of us received a 50% membership interest.

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

On July 1, 2017, we entered into a Service Agreement with Western Digital to service their existing customer base that utilizes Ion flash storage software.  Additionally, we purchased certain equipment from Western Digital and hired selected employees to assist in the servicing of these existing customers.

On August 1, 2017, we received a three month extension on our line of credit with no modification in terms.

On October 5, 2017, we received a renewal and modification on our line of credit that extends the line through August 31, 2018, and increases the borrowing capacity limit from $ 3.0 million to $3.5 million.

On November 9, 2017, we filed a confidential registration statement on Form S-1 with the U.S. Securities and Exchange Commission in connection with a proposed initial public offering of our common stock.

On December 14, 2017, the Company was reincorporated as a Delaware corporation in connection with our initial public offering.

On December 18, 2017, the Company filed a Registration Statement on Form S-1 with the SEC related to a firm commitment underwritten initial public offering of the Company’s common stock, par value $0.0001 per share. The Company’s Form S-1 was declared effective by the SEC on January 31, 2018.  The Company commenced trading on The Nasdaq Capital Market under the symbol “OSS” on February 1, 2018.  On February 5, 2018, the Company closed the initial public offering selling an aggregate of 3,800,000 shares of common stock at a price to the public of $5.00 per share for total gross proceeds to the Company of $19,000,000, after deducting underwriting discounts and commissions of approximately $1,330,000 and underwriter offering-related transaction costs of $185,000, the Company received net proceeds of $17,485,000.

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

On February 5, 2018, the Company paid off the outstanding balance of the line of credit which had an outstanding balance of $2,758,517.

On February 9, 2018, the underwriters exercised their over-allotment option to purchase an additional 200,000 shares of common stock at the public offering price of $5.00 per share, of which 100,000 newly issued shares of common stock were purchased directly from the Company and 100,000 shares were sold by our CEO’s family trust.  The Company received gross proceeds of $500,000, which resulted in net proceeds of $465,000 to the Company, after deducting underwriting discounts and commissions of $35,000.

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

In 2017, we began begun to offer support services which may involve providing customer phone support, system debug and software upgrades for a period of time. We recognize revenue from support services ratably over the contractual service period.

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

Provision for Income Taxes

Provision for income taxes consists of estimated income taxes due to the United States government and to the state tax authorities in jurisdictions in which we conduct business.

Results of Operations – For The Three Month Periods Ended March 31, 2018 and 2017

Results of operations for the three month periods ended March 31, 2018 and 2017 includes operating results for the acquired Magma business that was acquired on July 16, 2016, a 50% owned consolidated joint venture, SkyScale, LLC, which began operation in April 2017, and the purchase of the Ion business from Western Digital on July 1, 2017.

Accordingly, the periods presented below are not directly comparable.  After the completion of four quarters, these businesses for both revenue and expense reporting will be treated as organic operating activity for current and comparable historical periods.  The following tables set forth our results of operations for the three month periods ended March 31, 2018 and 2017 respectively, presented in dollars and as percentage of net revenue.

	For The Three Month Periods ended March 31,
	2018	2017
Net revenue	$7,119,712	$6,336,338
Cost of revenue	4,906,846	4,279,269
Gross margin	2,212,866	2,057,069
Operating expenses:
General and administrative	1,073,048	688,730
Marketing and selling	869,015	607,038
Research and development	972,631	587,454
Total operating expenses	2,914,694	1,883,222
(Loss) income from operations	(701,828)	173,847
Other income (expense):
Interest expense	(55,661)	(50,001)
Other, net	67,609	(67)
Total other income (expense), net	11,948	(50,068)
(Loss) income before provision for income taxes	(689,880)	123,779
Provision (benefit) for income taxes	217,124	44,632
Net (loss) income	$(907,004)	$79,147
Net loss attributable to noncontrolling interest	$(112,585)	-
Net (loss) income attributable to common stockholders	$(794,419)	$79,147

	For The Three Month Periods ended March 31,
	2018	2017
Net revenue	100.00%	100.00%
Cost of revenue	68.92%	67.54%
Gross margin	31.08%	32.46%
Operating expenses:
General and administrative	15.07%	10.87%
Marketing and selling	12.21%	9.58%
Research and development	13.66%	9.27%
Total operating expenses	40.94%	29.72%
(Loss) income from operations	-9.86%	2.74%
Other income (expense):
Interest expense	-0.78%	-0.79%
Other, net	0.95%	0.00%
Total other income (expense), net	0.17%	-0.79%
(Loss) income before provision for income taxes	-9.69%	1.95%
Provision (benefit) for income taxes	3.05%	0.70%
Net (loss) income	-12.74%	1.25%
Net loss attributable to noncontrolling interest	-1.58%	0.00%
Net (loss) income attributable to common stockholders	-11.16%	1.25%

Non-GAAP Financial Measures

We believe that the use of Adjusted Earnings before Interest, Taxes, Depreciation and Amortization, or Adjusted EBITDA, is helpful to assess the Company’s financial performance.  Adjusted EBITDA is defined as income from continuing operations before interest income and expense, income taxes, depreciation, amortization of intangible assets, other charges, impairment of long-lived assets, acquisition and financing costs, fair value adjustments from purchase accounting, and stock-based compensation expense and certain non-recurring expenses.

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

	For The Three Month Periods ended March 31,
	2018	2017
Net (loss) income attributable to common stockholders	$(794,419)	$79,147
Depreciation and amortization	253,758	179,044
Amortization of debt discount	24,830	5,959
Amortization of deferred gain	(28,838)	—
Stock-based compensation expense	35,318	24,626
Interest expense	55,661	50,001
Provision for income taxes	217,124	44,632
Adjusted EBITDA	$(236,566)	$383,409

Comparison of the three month periods ended March 31, 2018 and 2017

Net revenue

	For The Three Month Periods ended March 31,		For The Three Month Periods ended March 31,
Revenues:	2018	2017	2018	2017
Organic	$6,795,335	$6,336,338	95.4%	100.0%
Acquired	324,377	-	4.6%	0.0%
	$7,119,712	$6,336,338	100.0%	100.0%

For the three month periods ended March 31, 2018, total revenue increased $783,374 or 12.4%, as compared to the same period in 2017. The increase in revenue was primarily driven by OSS contributing $458,997 or 7.3 percentage points of the total increase in revenue.  This increase was attributable mainly to purchases of our airborne flash array systems associated with a long-term contract, growth from existing OEM customers and a growing number of new customers. ION contributed revenue $203,838 or 3.2 percentage points for the period and SkyScale contributed $120,539 or 1.9 percentage points of revenue.

Cost of revenue and gross margin

Cost of revenue increased by $627,577 or 14.6%, for the three month periods ended March 31, 2018 as compared to the same period in 2017. The increase in cost of revenue for OSS was $425,746 or 9.9 percentage points.  This increase is attributable to increases in reserves for inventory obsolescence of $278,993, applied labor to cost of goods sold of $217,988 and production costs of $67,728 attributable to increased volume.  These increased costs were offset by a reduction in material costs of $138,963.  Ion contributed costs of revenue of $52,870 or 1.2 percentage points and SkyScale contributed $148,961 or 3.5 percentage points which resulted in cost of revenue exceeding generated revenue due to underutilization during the ramp-up stage of this development stage business.

Total gross margin percentage decreased from 32.5% during the three month periods ended March 31, 2017 to 31.1% during the three month periods ended March 31, 2018, a decrease of 140 basis points.  The decrease in overall gross margin is predominately attributable to the inclusion of SkyScale which contributed negative gross margin of $28,422 or 23.4% as a result of underutilization and a significant increase in OSS reserves for inventory obsolescence which eroded overall margins by 3.9%. OSS contributed gross margin at 30.8% as compared to the prior period gross margin of 32.5% which was mainly attributable to the increase in reserves for inventory obsolescence.

Operating expenses

General and administrative expense

General and administrative expense increased $384,318, or 55.8%, for the three month period ended March 31, 2018, as compared to same period in 2017.  OSS contributed $226,305 or 58.9% of the total increase in these expenses.  The increase in general and administrative expense increased primarily due to increased third party service costs associated with being a public company which includes legal and accounting costs, insurance, listing fees and reporting and compliance costs.  Additionally there was a minimal increase in salaries.  SkyScale contributed $158,013 or 41.1% of the overall increase of which $89,880 was due to an increase in the reserve for bad debt. Overall general and administrative expenses increased as a percentage of revenue to 15.1% during the three month period ended March 31, 2018 as compared to 10.9% during the same period in 2017.

Marketing and selling expense

Marketing and selling expense increased by $261,977 or 43.2% during the three month period ended March 31, 2018, as compared to the same period in 2017.  OSS contributed $190,310 or 72.6% of the total increase.  SkyScale contributed $40,716 or 15.6% of the increase with Ion contributing $30,951 or 11.8%.   The increased expenses associated with marketing and selling expense is primarily attributable to increased commissions to third parties, tradeshows and brand awareness advertising and minimal increases in compensation.   Overall total marketing and selling expense increased as a percentage of revenue to 12.2% during the three month period ended March 31, 2018 as compared to 9.6% during the same period in 2017.

Research and development expense

Research and development expense increased by $385,177 or 65.6% during the three month period ended March 31, 2018 as compared to same period in 2017.  OSS saw an increase of $85,583 or 22.2% with Ion software development contributing $299,594 or 77.8%.   These expenses are mainly compromised of salary and related costs and professional consulting services attributable to continued development of new and enhanced product offerings.  Overall total research and development expense increased as a percentage of revenue to 13.7% during the three month period ended March 31, 2018 as compared to 9.3% during the same period in 2017.

Interest expense

Interest expense increased $5,660 or 11.3% for the three month period ended March 31, 2018, as compared to same period in 2017.   Interest expense includes the additional write-off $18,871 of the remaining non-cash amortization of warrant discounts issued in conjunction with debt offerings. This increase was offset by a reduction in interest expense as a result of paying-off the bank line of credit as of February 5, 2018 and paying off all previously remaining outstanding notes payable in February 2018.

Other income (expense), net

Other income (expense), increased $67,676 during the three month period ended March 31, 2018 as compared to the same period in 2017 attributable to settlement of outstanding obligations.

Provision for income taxes

We recorded an income tax provision of $217,124 for the three month period ended March 31, 2018 as compared to an income tax provision of $44,632 for the same period in 2017.  The increase in expense occurred despite the fact that the Company experienced a pretax loss for the quarter ended March 31, 2018.  In determining our current quarter income tax expense, GAAP requires us to forecast our annual effective income tax rate (“AETR”) for the year ending December 31, 2018.  Based on management’s projections, the Company expects income tax benefits related to research and development credits and equity compensation benefits to exceed its pretax earnings in 2018.  As a result, the Company expects its AETR to be negative for the year ending December 31, 2018, and when this negative AETR is applied to our current quarter’s pretax loss, the result is a quarterly income tax expense.  If we experience pretax earnings in future quarters, we expect to record an income tax benefit as a result of the negative AETR that we are forecasting for the year ending December 31, 2018.

Liquidity and capital resources

During the three month period ended March 31, 2018, our primary sources of liquidity came from our initial public offering in which we received net proceeds of $17,950,000 and existing cash.  Based on our current plans and business conditions, we believe that existing cash and cash generated from operations will be sufficient to satisfy our anticipated cash requirements for at least the next twelve months.

We had a credit agreement with a financial institution which provided for a revolving line of credit and a term note payable. Borrowings under the agreement were collateralized by substantially all of our assets and the personal guarantee of our CEO.  Borrowings under the revolving line of credit bore interest at a LIBOR-based rate, plus 2.5% (totaling 3.93% at December 31, 2017).  The outstanding balance on the line of credit as of December 31, 2017 was $3,334,508, the balance as of March 31, 2018 was $0.  The credit agreement was subject to certain financial and non-financial covenants with which we were not in compliance as of December 31, 2017, but we obtained a waiver. These covenants were as follows:

•

Debt to Effective Net Worth – We failed to maintain a ratio of Debt to Effective Tangible Net Worth of not more than 1.75 to 1, measured at each fiscal quarter-end. Our Debt to Effective Tangible Net Worth was 3.58 to 1, as of December 31, 2017.

•

Effective Tangible Net Worth – We failed to maintain a minimum Effective Tangible Net Worth of at least $2,500,000 through December 31, 2016 and $3,500,000 thereafter, measured at each fiscal quarter-end.  Our minimum Effective Tangible Net Worth was $2,836,000 as of December 31, 2017.

•

Net Income – We failed to maintain a minimum Net Income after tax of at least $500,000 for the year ended December 31, 2017. Our minimum Net income (loss) after tax was $96,782 for the year ended December 31, 2017, respectively.

Our lender provided a waiver of the above compliance failures as of December 31, 2017. Any future breaches of the credit agreement were not waived. During the first quarter of 2018, the Company paid off the outstanding balance on its line of credit and retired all outstanding notes payable.  On March 2, 2018, the line of credit with the Bank of the West was cancelled by the Company and the personal guarantee of the Company’s CEO was released.

In July 2016, we issued a note payable totaling $250,000 to a third party.  Under the terms of the note agreement, interest accrues on the outstanding balance at 11% per annum.  This note required us to make monthly principal and interest payments totaling $9,570 with a maturity date on January 15, 2019.  The note was unsecured and personally guaranteed by our CEO and was subordinated to borrowings under the bank’s credit agreement. We elected to pay-off and retire this note early as of February 15, 2018.  Thus the balance outstanding on this note payable as of March 31, 2018 is $0.

In July 2016, we issued notes payable totaling $350,000 to two stockholders.  Under the terms of the note agreements, interest accrues on the outstanding balance at 11% per annum.  This note required us to make total monthly principal and interest payments of $13,395 with maturity on January 15, 2019.  The notes were unsecured and personally guaranteed by our CEO and were subordinated to borrowings under the bank’s credit agreement. We elected to pay-off and retire these notes early as of February 15, 2018.  Thus the balance outstanding on these notes payable as of March 31, 2018 is $0.

Our future capital requirements will depend on many factors including our growth rate, the timing and extent of spending to support development efforts, the expansion of our sales and marketing, the timing of new product introductions, the continuing market acceptance of our products and services and future M&A activities.

We may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise monies on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, operating results and financial condition would be adversely affected.

The following table summarizes our cash flows for the three month periods ended March 31, 2018 and 2017:

Cash flows:	2018	2017
Net cash (used in) provided by operating activities	$(4,030,810)	$1,199,068
Net cash used in investing activities	$(13,387)	$(51,760)
Net cash provided by (used in) financing activities	$12,985,327	$(1,152,821)

Operating Activities

During the three month period ended March 31, 2018, we used $4,030,810 in cash in operating activities, an increase in the use of cash of $5,229,878 when compared to the cash provided by operating activities of $1,199,068 during the same period in 2017. The decrease in cash generated by operating activities was primarily a result of a decrease in income, and decreases in non-cash adjustments, comprised of the net loss attributable to non-controlling interests, amortization of deferred gain and inventory reserves.  During the three month periods ended March 31, 2018 and 2017 respectively, net loss adjusted for non-cash expenditures was ($771,373) in 2018 as compared to $138,264 in 2017, a decrease of $909,637.   Additionally, working capital requirements increased $4,320,241 attributable to working capital requirements for accounts receivable, prepaid expenses, accounts payable and accrued expenses of $5,740,562 which and was offset by $1,420,321 in decreases in working capital requirements attributable to inventories for the comparable period.

Our ability to generate cash from operations in future periods will depend in large part on our profitability, the rate and timing of collections of our accounts receivable, our inventory turns and our ability to manage other areas of working capital.

Investing Activities

During the three month period ended March 31, 2018, we used cash of $13,387 in investing activities as compared to $51,760 used during the same period in 2017, a decrease of $38,373. The difference is mainly attributable to timing of when equipment is acquired. We do not anticipate any significant purchases of equipment beyond that which is anticipated for use in the normal course of our core business activity.

Financing Activities

During the three month period ended March 31, 2018, we generated $12,985,327 from financing activities as compared to the cash used in financing activities of $1,152,821 during the same period in 2017.  During the three month period ended March 31, 2018, we received proceeds from the sale of common stock in our initial public offering of $19,500,000 which was offset by our stock issuance costs for commissions and third party professional services.  We also received $54,575 from the exercise of employee stock options.  With the proceeds from our initial public offering we paid off our bank line of credit and retired all outstanding debt obligations so that the Company is debt free.  We also incurred certain employee costs associated with the exercise of employee stock option which were consummated on a net exercise basis.

Contractual obligations and commitments

The following table sets forth our non-cancellable contractual obligations as of March 31, 2018.

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 Years
Operating leases	$627,463	$334,297	$293,166	-	-
Total	$627,463	$334,297	$293,166	$-	$-

All notes payable were paid-off in February 2018, from proceeds from our initial public offering.  We have made certain indemnities, under which the Company may be required to make payments to an indemnified party, in relation to certain transactions.  We indemnify our directors, officers, employees and agents to the maximum extent permitted under the laws of the State of Delaware.  In connection with our facilities leases, we indemnify our lessors for certain claims arising from the use of our facilities.  Also, in connection with our bank credit agreement, we have agreed to indemnify our lender and others related to the use of the proceeds and other matters.  The duration of the indemnities varies, and in many cases is indefinite.  These indemnities do not provide for any limitation of the maximum potential future payments we could be obligated to make.  Historically, we have not been obligated to make any payments for these obligations and no liabilities have been recorded for these indemnities.

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

Stockholder transactions

We issued notes payable to Series B preferred stockholders totaling $350,000 during the year ended December 31, 2016.  In connection with the issuance of the notes during the year ended December 31, 2016, we issued warrants to purchase 39,326 shares of common stock at $1.78 per share.  These loans were paid in full in February 2018.

Effective August 1, 2016, we entered into a management services agreement with a company owned by the former chief executive officer of Magma.  The agreement calls for payments of $180,000 per year for the first two years paid in monthly installments.  In year three the amount is reduced to $37,500 for the year paid in monthly installments.  Additionally, we granted 30,000 options in conjunction with execution of this agreement.  Payments for the three month periods ended March 31, 2018 and 2017 was $45,000, respectively.

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

Stock-Based Compensation

We measure and recognize compensation expense for all stock-based awards granted to our employees and other service providers, including stock options granted under our 2017 and 2015 Plans, based on the estimated fair value of the award. We use the Black-Scholes option pricing model to estimate the fair value of stock option awards granted under our 2017 and 2015 Plans. We recognize the fair value of stock options granted under our 2017 and 2015’s Plan as stock-based compensation on a straight line basis over the requisite service period. We record expense net of anticipated forfeitures and adjust the annual expense based upon actual experience.

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

These assumptions and estimates are as follows:

•

Fair Value of Common Stock.  While we were a privately-held company, our Board of Directors considered numerous objective and subjective factors to determine the fair value of our common stock at each grant date. These factors included, but were not limited to, (i) contemporaneous valuations of common stock performed by unrelated third-party specialists; (ii) the rights, preferences and privileges of our convertible preferred stock relative to those of our common stock; (iii) the lack of marketability of our common stock; (iv) developments in the business; (v) the likelihood of achieving a liquidity event, such as an IPO or a merger or acquisition of our business, given prevailing market conditions; and (vi) the market performance of comparable publicly traded companies.  Since the completion of our IPO, we use the market value of our stock on the date of grant.

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

Inventory Valuation

We value our inventory at the lower of cost or its current estimated net realizable value.  We use the average cost method for purposes of determining cost, which approximates the first-in, first-out method. We write down inventory for excess and obsolescence based upon a review of historical usage and assumptions about future demand, product mix and possible alternative uses. Actual demand, product mix and alternative usage may be lower than those that we project and this difference could have a material adverse effect on our gross margin if inventory write-downs beyond those initially recorded become necessary.  Alternatively, if actual demand, product mix and alternative usage are more favorable than those we estimated at the time of such a write-down, our gross margin could be favorably impacted in future periods.

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

As part of our annual goodwill impairment testing, we utilize a discount rate for our reporting unit, as defined by FASB ASC 350, Intangibles-Goodwill and Other, that we believe represents the risks that our business faces, considering our size, the current economic environment, and other industry data we believe is appropriate.  We also review finite-lived intangible assets and long-lived assets when indications of potential impairment exist, such as a significant reduction in undiscounted cash flows associated with the assets. Should the fair value of our long-lived assets decline because of reduced operating performance, market declines, or other indicators of impairment, a charge to operations for impairment may be necessary.

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

Business Combinations

We utilize the acquisition method of accounting for business combinations and allocate the purchase price of an acquisition to the various tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. We primarily establish fair value using the income approach based upon a discounted cash flow model. The income approach requires the use of many assumptions and estimates including future revenues and expenses, as well as discount factors and income tax rates. Other estimates include:

•	Estimated step-ups or write-downs for fixed assets and inventory;
•	Estimated fair values of intangible assets; and
•	Estimated income tax assets and liabilities assumed from the target

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

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”), which is intended to reduce the existing diversity in practice in how certain cash receipts and cash payments are classified in the statement of cash flows. ASU 2016-15 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years with early adoption permitted, provided that all of the amendments are adopted in the same period. The Company is currently evaluating the impact of adopting ASU 2016-15 on its consolidated financial statements

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (“ASU 2017-01”). The amendments in this update clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. ASU 2017-01 will be effective for the Company for the year ending December 31, 2019 and interim reporting periods within that year. Early adoption is permitted for transactions that have not been reported in financial statements that have been issued or made available for issuance. The Company is currently evaluating the effect of the adoption of this guidance on the Company’s consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”). ASU 2017-04 simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment testing. An entity will no longer determine goodwill impairment by calculating the implied fair value of goodwill by assigning the fair value of a reporting unit to all of its assets and liabilities as if that reporting unit had been acquired in a business combination. Instead, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. The loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. ASU 2017-04 will be effective for the Company for the fiscal year ending December 31, 2021 and interim reporting periods within that year. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company expects the adoption of this guidance will not have a material effect on the Company’s consolidated financial statements and disclosures.

In May 2017, the FASB issued ASU No. 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting (“ASU 2017-09”), which provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in ASC Topic 718. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award (as equity or liability) changes as a result of the change in terms or conditions.  ASU 2017-09 will be effective for the Company for the year ending December 31, 2019 and interim reporting periods within that year. Early adoption is permitted. The Company expects the adoption of this guidance will not have a material effect on the Company’s consolidated financial statements and disclosures.

Recently implemented accounting pronouncements

In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330) ("ASU 2015-11"). The amendments in ASU 2015-11 require that an entity measure inventory within the scope of the standard at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transaction. The amendments in this update more closely align the measurement of inventory in U.S. GAAP with the measurement of inventory in International Financial Reporting Standards. ASU 2015-11 is effective for annual and interim periods beginning on or after December 15, 2017.  The Company adopted ASU No. 2015-11 in the first quarter of 2018, without a material impact to its consolidated financial statements and disclosures.

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation (Topic 718) (“ASU 2016-09”), which simplified certain aspects of the accounting for stock-based payment transactions, including income taxes, classification of awards and classification in the statement of cash flows. ASU 2016-09 will be effective for annual reporting periods beginning after December 15, 2017 and interim periods within those annual periods. The Company adopted ASU No. 2016-09 in the first quarter of 2018, with no impact to its consolidated financial statements and disclosures.

Interest rate risk

Our exposure to interest rate risk is nominal as we currently do not have any debt outstanding.

Concentration of credit risk

Financial instruments that potentially expose us to concentrations of credit risk consist principally of cash, cash equivalents and accounts receivable. We place our cash and cash equivalents with financial institutions with high credit quality. At March 31, 2018, we had $8,766,990 of cash and cash equivalents on deposit or invested with our financial and lending institutions.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of the end of the period covered by this quarterly report. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of such date, our disclosure controls and procedures were not effective at the reasonable assurance level as a result of the material weaknesses in our internal control over financial reporting.  We continue to review our disclosure controls and procedures and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our Company’s business.  A control system, no matter how well conceived and operated, can provide only reasonable, assurance that the objectives of the control system are met.

There have been changes in our internal control over financial reporting during the quarter ended March 31, 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.  There has been improvement to our internal controls as a result of the initial implementation of our material weaknesses remediation plan which was prepared in response to material weaknesses in our internal control over financial reporting as of December 31, 2017. As defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, a “material weakness” is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Specifically:

(i)	we did not have sufficient segregation of duties within our accounting functions;
(ii)	we lacked appropriate controls to ensure the accuracy of labor and overhead inventory rates as well as excess and obsolescence inventory reserves.

We are in the process of remediating the material weaknesses set forth above. To date we have implemented the following steps in our remediation plan:

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

•

To remediate the deficiencies in the control environment surrounding inventory and inventory valuation, we have and continue to evolve a new analytical process to identify slow-moving and obsolete inventory as well as formalizing the methodology for application of labor overhead to inventory. We are also strengthening the controls regarding physical verification of inventory on-hand.

Our remediation plan also includes relevant and appropriate training on technical GAAP topics, as well as SEC reporting requirements.

We intend to complete the implementation of our remediation plan during the second quarter of 2018. Except for additional personnel costs, we have not incurred any material costs on our remediation plan to date as we have been implementing the plan internally. As we continue to evaluate and take actions to improve our internal control over financial reporting, we may determine to take additional actions to address control deficiencies or determine to modify certain of the remediation measurements that we are anticipating to make which may include retaining a third party to assist with the implementation of our remediation plan. The retention of third party service providers for purposes of remediation may involve us incurring material costs in the future.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We are subject to litigation, claims, investigations and audits arising from time to time in the ordinary course of our business. However, at this time, we are not aware of any pending, threatened, or unasserted claims.

Item 1A. Risk Factors.

You should carefully review and consider the information regarding certain factors that could materially affect our business, financial condition or future results set forth under Item 1A (Risk Factors) in our Annual Report on Form 10-K for the year ended December 31, 2017.  There have been no material changes from the factors disclosed in our 2017 Annual Report on Form 10-K filed on March 21, 2018, although we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the Securities and Exchange Commission.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three month period ended March 31, 2018, the Company issued 321,366 shares of common stock for proceeds of $54,575 in cash related to the exercise of stock options. Of the total shares issued, 265,366 shares of common stock were issued as a cashless exercise of stock options.

These shares were issued to officers, directors, employees and/or consultants of the Company, and thus in reliance on the exemption from registration contained in Rule 701 of the Securities Act. The options exercised were granted prior to the Company becoming subject to the reporting requirements of section 13 or 15(d) of the Exchange Act.

Use of Proceeds from Public Offering of Common Stock

On February 5, 2018, we closed our initial public offering (“IPO”), in which we sold 3,800,000 shares of common stock at a price to the public of $5.00 per share. An additional 200,000 shares (100,000 sold directly by the Company and 100,000 sold by our CEO as selling stockholder) were sold in connection with the underwriter’s option to purchase additional shares. The offer and sale of all of the shares in the IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-222121), which was declared effective by the SEC on January 31, 2018. We raised $17,485,000 in net proceeds after deducting underwriting discounts and commissions of approximately $1.33 million and underwriter offering-related transaction costs of $185,000. As a result of the underwriter’s partial exercise of its over-allotment option, the Company received gross proceeds of $500,000 for its portion of the over-allotment, which resulted in net proceeds to us of $465,000, after deducting underwriting discounts and commissions of $35,000.

Using the proceeds from the IPO, we reduced our indebtedness as follows:

On February 5, 2018, the Company paid down the outstanding balance of its line of credit with Bank of the West.  On March 2, 2018, the line of credit with the Bank of the West was cancelled by the Company and the personal guarantee of our CEO was released.

On February 15, 2018, the Company paid-off the remaining balance of the “July 2016 Note.”  Our CEO’s personal guarantee released as a result.

On February 15, 2018, the Company paid-off the remaining balances of the related party notes payable. Our CEO’s personal guarantee released as a result.

On February 23, 2018, the Company paid the remaining balance of the Bank of the West term loan in the amount of $834,103.

No payments were made by us to directors, officers or persons owning 10% or more of our capital stock or to their associates, or to our affiliates, other than payments in the ordinary course of business to officers for salaries. There has been no material change in the planned use of proceeds from our IPO as described in the final prospectus issued in connection with the IPO.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not Applicable

Item 5. Other Information.

None

Item 6. Exhibits.

Exhibit Number	Description
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**

These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any filing of the registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Company Name

Date: May 8, 2018	By:	/s/ Steve Cooper
Steve Cooper
Chief Executive Officer and President (Principal Executive Officer)

Date: May 8, 2018	By:	/s/ John W. Morrison Jr.
John W. Morrison Jr.
Chief Financial Officer (Principal Financial and Accounting Officer)