Form 10-Q
period 2018-06-30
ONE STOP SYSTEMS, INC.
filed 2018-08-08
CIK 1394056

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

As of July 31, 2018, the registrant had 12,779,210 shares of common stock (par value $0.0001) outstanding.

Table of Contents

PART I. FINANCIAL INFORMATION

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

ONE STOP SYSTEMS, INC. (OSS)

CONDENSED CONSOLIDATED BALANCE SHEETS

	Unaudited
	June 30,	December 31,
	2018	2017
ASSETS
Current assets
Cash and cash equivalents	$9,267,320	$185,717
Accounts receivable, net	4,510,711	5,192,730
Inventories, net	3,356,075	3,696,330
Prepaid expenses and other current assets	403,839	978,428
Total current assets	17,537,945	10,053,205
Property and equipment, net	1,756,218	1,581,814
Deposits and other	31,215	31,215
Deferred tax assets, net	530,221	1,318,447
Goodwill	3,324,128	3,324,128
Intangible assets, net	411,085	608,405
	$23,590,812	$16,917,214
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$1,272,803	$3,904,613
Accrued expenses and other liabilities	1,478,791	1,933,977
Borrowings on bank line of credit	-	3,334,508
Current portion of related-party notes payable, net of debt discount of $0 and $13,905, respectively	-	136,303
Current portion of note payable, net of debt discount of $0 and $9,932, respectively	-	640,079
Total current liabilities	2,751,594	9,949,480
Related-party notes payable, net of current portion and debt discount of $0 and $579, respectively	-	12,696
Note payable, net of current portion and debt discount of $0 and $414, respectively	-	335,267
Total liabilities	2,751,594	10,297,443
Commitments and contingencies (Note 9)
Stockholders’ equity
Series C preferred stock, no par value, convertible; 2,000,000 shares authorized; 0 and 1,087,006 issued and outstanding respectively; liquidation preference of $1,630,508 in 2017	-	1,604,101
Series B preferred stock, no par value, convertible; 1,500,000 shares authorized; 0 and 1,450,000 issued and outstanding respectively; liquidation preference of $725,000 in 2017	-	697,996
Series A preferred stock, no par value, convertible; 500,000 shares authorized; 0 and 500,000 issued and outstanding respectively; liquidation preference of $125,000 in 2017	-	114,430
Common stock, $0.0001 par value; 50,000,000 shares authorized; 12,779,210 and 5,514,917 shares, issued and outstanding, respectively	1,278	551
Additional paid-in capital	22,646,496	3,484,428
Noncontrolling interest	207,261	436,842
Retained (deficit) earnings	(2,015,817)	281,423
Total stockholders’ equity	20,839,218	6,619,771
	$23,590,812	$16,917,214

See accompanying notes to condensed consolidated financial statements

ONE STOP SYSTEMS, INC. (OSS)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For The Three Month Periods ended June 30,		For The Six Month Periods ended June 30,
	2018	2017	2018	2017
Net revenue	$5,892,666	$7,488,424	$13,012,378	$13,824,762
Cost of revenue	4,252,484	4,820,961	9,159,330	9,100,230
Gross margin	1,640,182	2,667,463	3,853,048	4,724,532
Operating expenses:
General and administrative	1,097,552	966,799	2,170,600	1,655,529
Marketing and selling	702,474	851,778	1,571,489	1,458,816
Research and development	958,775	605,529	1,931,406	1,192,983
Total operating expenses	2,758,801	2,424,106	5,673,495	4,307,328
(Loss) income from operations	(1,118,619)	243,357	(1,820,447)	417,204
Other income (expense):
Interest expense	-	(42,511)	(55,661)	(92,512)
Other, net	54,430	(1,095)	122,039	(1,162)
Total other income (expense), net	54,430	(43,606)	66,378	(93,674)
(Loss) income before provision for income taxes	(1,064,189)	199,751	(1,754,069)	323,530
Provision for income taxes	555,629	64,967	772,752	109,599
Net (loss) income	$(1,619,818)	$134,784	$(2,526,821)	$213,931
Net loss attributable to noncontrolling interest	$(116,996)	$(122,526)	$(229,581)	$(122,526)
Net (loss) income attributable to common stockholders	$(1,502,822)	$257,310	$(2,297,240)	$336,457
Net (loss) income per share attributable to common stockholders:
Basic	$(0.12)	$0.05	$(0.20)	$0.06
Diluted	$(0.12)	$0.03	$(0.20)	$0.03
Weighted average common shares outstanding:
Basic	12,773,419	5,414,637	11,464,246	5,394,777
Diluted	12,773,419	9,662,511	11,464,246	9,642,652

See accompanying notes to condensed consolidated financial statements

ONE STOP SYSTEMS, INC. (OSS)

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For The Six Month Period Ended June 30, 2018

	Series C Preferred Stock		Series B Preferred Stock		Series A Preferred Stock		Common Stock		Additional Paid-in	Noncontrolling	Retained (Deficit)	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Interest	Earnings	Equity
Balance, January 1, 2018	1,087,006	$1,604,101	1,450,000	$697,996	500,000	$114,430	5,514,917	$551	$3,484,428	$436,842	$281,423	$6,619,771
Conversion of preferred stock to common stock upon initial public offering	(1,087,006)	(1,604,101)	(1,450,000)	(697,996)	(500,000)	(114,430)	3,037,006	304	2,416,223	-	-	-
Stock-based compensation	-	-	-	-	-	-	-	-	160,133	-	-	160,133
Exercise of stock options	-	-	-	-	-	-	327,287	33	59,117	-	-	59,150
Taxes paid on net issuance of employee stock options	-	-	-	-	-	-	-	-	(274,663)	-	-	(274,663)
Fair value of warrants issued to Underwriters with IPO	-	-	-	-	-	-	-	-	669,408	-	-	669,408
Proceeds from issuance of stock, net of issuance costs of $3,367,760	-	-	-	-	-	-	3,900,000	390	16,131,850	-	-	16,132,240
Net loss attributable to noncontrolling interest in consolidated subsidiary (Note 1)	-	-	-	-	-	-	-	-	-	(229,581)	-	(229,581)
Net loss	-	-	-	-	-	-	-	-	-	-	(2,297,240)	(2,297,240)
Balance, June 30, 2018	-	$-	-	$-	-	$-	12,779,210	$1,278	$22,646,496	$207,261	$(2,015,817)	$20,839,218

See accompanying notes to condensed consolidated financial statements

ONE STOP SYSTEMS, INC. (OSS)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Six Month Periods ended June 30,
	2018	2017
Cash flows from operating activities:
Net (loss) income	$(2,526,821)	$213,931
Less: Net loss attributable to noncontrolling interest	(229,581)	(122,526)
Net (loss) income attributable to common stockholders	(2,297,240)	336,457
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Net loss attributable to noncontrolling interest	(229,581)	(122,526)
Deferred provision for income taxes	788,226	-
Provision for bad debt	94,431	(453)
Warranty reserves	(2,916)	-
Amortization of deferred gain	(57,675)	-
Depreciation and amortization	528,494	381,613
Inventory reserves	244,399	(82,641)
Amortization of debt discount	24,830	11,918
Stock-based compensation expense	160,133	60,630
Changes in operating assets and liabilities:
Accounts receivable	587,587	(140,910)
Inventories	(349,512)	(1,962,360)
Prepaid expenses and other current assets	(325,450)	(82,231)
Accounts payable	(2,631,811)	1,002,594
Accrued expenses and other liabilities	(382,004)	324,799
Net cash used in operating activities	(3,848,089)	(273,110)
Cash flows from investing activities:
Purchases of property and equipment, including capitalization of labor costs for tooling and test equipment	(60,210)	(13,971)
Net cash used in investing activities	(60,210)	(13,971)
Cash flows from financing activities:
Proceeds from stock options exercised	59,150	93,906
Contribution related to non-controlling interest	-	750,000
Net borrowings on bank line of credit	-	252,665
Payment of payroll taxes on net issuance of employee stock options	(274,663)	-
Stock issuance costs	(1,810,902)	-
Proceeds from issuance of common stock	19,500,000	-
Net repayments on bank line of credit	(3,334,508)	-
Payments on related-party notes payable	(163,483)	(65,473)
Payments on notes payable	(985,692)	(305,607)
Net cash provided by financing activities	12,989,902	725,491
Net change in cash and cash equivalents	9,081,603	438,410
Cash and cash equivalents, beginning of period	185,717	14,197
Cash and cash equivalents, end of period	$9,267,320	$452,607

See accompanying notes to condensed consolidated financial statements

ONE STOP SYSTEMS, INC. (OSS)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – CONTINUED

	For The Six Month Periods ended June 30,
	2018	2017
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$39,351	$80,455
Cash paid during the period for income taxes	$-	$-
Supplemental disclosure of non-cash transactions:
Reclassification of inventory to property and equipment	$445,366	$429,931
Fair value of warrants issued in connection with initial public offering	$669,408	$-
Reclassification of prepaid IPO expenses to additional paid in capital	$887,450	$-

See accompanying notes to condensed consolidated financial statements

ONE STOP SYSTEMS, INC. (OSS)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Quarter Ended June 30, 2018

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

Also, in July 2017, the Company entered in to a Service Agreement with WDT to service their existing customer base that utilizes Ion flash storage software.  The Company also purchased certain equipment from WDT and hired selected employees to assist in the servicing of these existing customers.  Management has determined that the activities and assets acquired from WDT comprise a business as defined in ASC 805-10-55-4 through 55.  Consideration paid by the Company to WDT pursuant to the arrangements described above was $67,000.  In addition, the Company is required to pay prospective royalties to WDT of $2,500 or $5,000 for each sale of the Company’s products that include licensed software.  WDT is obligated to pay the Company for services rendered to support existing WDT software users the amount of $1,400,000 in defined declining quarterly amounts over a three year period.  Management does not believe this business acquisition meets the significance definition provided in Regulation S-X, Rule 210.1-02(w).

Through February 2018, the Company’s primary sources of liquidity came from existing cash; cash generated from operations, a bank revolving line of credit and related party and third party term notes.  Borrowings under the debt agreements were collateralized by substantially all of the Company’s assets and the personal guarantee of its CEO.  During 2017, the Company experienced growing sales and gross profits, a strong order backlog, and increased its line of credit facility.

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

ONE STOP SYSTEMS, INC. (OSS)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Quarter Ended June 30, 2018

The combination of continued revenue growth, coupled with an expected improvement in gross margins, cost containment of expenses and funding received from our initial public offering leads management to believe that it is probable that our liquidity will be sufficient to meet our cash requirements for current operations through at least a period of the next twelve months. If necessary, external sources of debt and/or equity financing may be obtained based on management’s history of being able to raise capital. As a result of both management’s plans and current favorable business trends, management believes that the Company has sufficient liquidity to satisfy its anticipated cash requirements for at least the next twelve months.

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

Basis of Presentation

The accompanying financial statements have been prepared on an accrual basis of accounting in accordance with United States Generally Accepted Accounting Principles (“U.S. GAAP”), as set forth in the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”).  Certain prior year balances have been reclassified to conform to the current year presentation particularly with the presentation of common stock which is now presented with a par value of $0.0001 per share, in accordance with our reincorporation as a Delaware corporation.

The condensed consolidated balance sheet as of December 31, 2017, included herein was derived from the audited financial statements as of that date, but does not include all disclosures including notes required by US GAAP.  The condensed consolidated statements of operations for the three and six month periods ended June 30, 2018 and 2017 and the balance sheet data as of June 30, 2018 have been prepared on the same basis as the audited financial statements.

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission.  Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.  It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the Company’s audited December 31, 2017 consolidated financial statements from which the balance sheet information herein was derived.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal and recurring adjustments, necessary for a fair presentation of the results of the Company’s operations and financial position for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for the full year ending December 31, 2018 or for any future period.

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

ONE STOP SYSTEMS, INC. (OSS)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Quarter Ended June 30, 2018

Management also determined that the Company is the primary beneficiary of SkyScale based primarily on the related party nature of SkyScale’s decision-makers and daily business operators.  In Q2 2018, the Company loaned SkyScale $300,000 for operations at an interest rate of 12%, per annum.  At June 30, 2018, the amount owed to the Company was $304,500.  As of June 30, 2018, SkyScale’s significant assets were comprised of cash, cash equivalents and receivables of $94,151 and computer-related equipment and other assets of $682,949, its significant liabilities were comprised of trade accounts payable of $58,079, notes payable of $304,500 and its net members’ equity totaled $414,521.

Condensed operating results for SkyScale are as follows:

	For The Three Month Periods ended June 30,		For The Six Month Periods ended June 30,
	2018	2017	2018	2017
Net revenue	$18,514	$1,071	$139,053	$1,071
Cost of revenue	166,754	-	315,715	-
Gross margin	(148,240)	1,071	(176,662)	1,071
Operating expenses:
General and administrative	64,199	224,615	222,212	224,615
Marketing and selling	37,040	21,508	77,756	21,508
Research and development	-	-	-	-
Total operating expenses	101,239	246,123	299,968	246,123
Loss from operations	(249,479)	(245,052)	(476,630)	(245,052)
Other income	15,487	-	17,468	-
Net loss	$(233,992)	$(245,052)	$(459,162)	$(245,052)

The non-controlling interest attributable to SkyScale is shown as a component of equity on the consolidated balance sheets and the share of the loss attributable to the non-controlling interest is shown as a component of profit (loss) in the accompanying consolidated statements of operations.

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

Concentration Risks

At times, deposits held with financial institutions may exceed the amount of insurance provided by the Federal Deposit Insurance Corporation (“FDIC”), which provides basic deposit coverage with limits up to $250,000 per owner.  As of June 30, 2018, the Company had $9,013,171 in excess of the insurance limits.  The Company has not experienced any such losses in these accounts.

At June 30, 2018 and December 31, 2017, three  customers accounted for 64% and 69%, respectively, of net trade accounts receivable. Three customers accounted for approximately 48% and 53% of net revenue for the three month periods ended June 30, 2018 and 2017, respectively, and 49% and 47% of net revenue for the six month periods ended June 30, 2018 and 2017, respectively.

ONE STOP SYSTEMS, INC. (OSS)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Quarter Ended June 30, 2018

The Company made purchases from three suppliers which represented approximately 48% and 49% for the three month periods ended June 30, 2018 and 2017, respectively,  and 45% and 46% for the six month periods ended June 30, 2018 and 2017, respectively.

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

Accounts Receivable

Accounts receivable are presented net of an allowance for doubtful accounts.  The allowance for doubtful accounts is an estimate to cover the losses resulting from the inability of customers to make payments on their outstanding balances.  In estimating the required allowance, management considers the overall quality and aging of the accounts receivable, specific customer circumstances, current economic trends, and historical experience with collections.  At June 30, 2018 and December 31, 2017, the allowance for doubtful accounts is $96,532 and $2,101, respectively.

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

ONE STOP SYSTEMS, INC. (OSS)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Quarter Ended June 30, 2018

Goodwill

Goodwill relates to the excess of the purchase price over the fair value of identifiable net assets acquired in a business combination.  Goodwill is not amortized, but instead the Company assesses possible impairment of goodwill on December 31, of each year or when an event occurs that may trigger such a review.  Determining whether a triggering event has occurred involves significant judgment by the Company.  Management assesses goodwill for impairment at the reporting unit level, and has determined that the Company only has one reporting unit.  In assessing qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the Company assesses relevant events and circumstances that may impact the fair value and the carrying amount of a reporting unit.  The identification of relevant events and circumstances and how these may impact a reporting unit’s fair value or carrying amount involve significant judgments by management.  These judgments include the consideration of macroeconomic conditions, industry and market considerations, cost factors, overall financial performance and events which are specific to the Company.  Each factor is assessed to determine whether it impacts the impairment test positively or negatively, and the magnitude of any such impact.

After the qualitative assessment, an impairment testing is then done, which entails a two-step process.  In the first step, the fair value of each reporting unit is compared to its carrying value.  If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, then goodwill is not impaired and no further testing is required.

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

Based upon operations and market considerations, no event occurred to trigger a review of goodwill in management’s determination and thus, no impairment loss has occurred during the three and six month periods ended June 30, 2018 and 2017, respectively.  There can be no assurance, however, that market conditions will not change or demand for the Company’s products will continue, which could result in an impairment of goodwill in the future.

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

Management determined that there were no impairment charges to be recognized during the three and six month periods ended June 30, 2018 and 2017, respectively.  There can be no assurance, however, that market conditions will not change or demand for the Company’s products will continue, which could result in an impairment of long-lived assets in the future.

ONE STOP SYSTEMS, INC. (OSS)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Quarter Ended June 30, 2018

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

The Company recorded revenue from product sales that are held in vendor managed inventory under these agreements of $1,923,450 and $2,947,961, for the three month periods ended June 30, 2018 and 2017, respectively, and $2,913,851 and $4,846,471 for the six month periods ended June 30, 2018 and 2017, respectively.  As of June 30, 2018 and December 31, 2017, $1,483,673 and $996,588, respectively, of products sold through those dates were held by the Company in the vendor management program.

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

For the Quarter Ended June 30, 2018

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

Compensation cost for stock awards, which include restricted stock units (“RSUs”) is measured at the fair value on the grant date and recognized as expense, net of estimated forfeitures, over the related service period. The fair value of stock awards is based on the quoted price of our common stock on the grant date less the present value of expected dividends not received during the vesting period.

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

This calculation is based on a method permitted by the Securities and Exchange Commission in instances where the vesting and exercise terms of options granted meet certain conditions and where limited historical exercise data is available.  The expected volatility is based on the historical volatility of the common stock of comparable public companies that operate in similar industries as the Company.

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

ONE STOP SYSTEMS, INC. (OSS)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Quarter Ended June 30, 2018

Debt Discounts

Debt discounts, which originated from the relative fair value of the warrants issued in connection with note payable and related-party notes payable during 2016 and 2015 (Note 7), are recorded against note payable and related-party notes payable in the accompanying consolidated balance sheets. Amortization of the debt discounts are calculated using the straight-line method over the term of the notes which approximates the effective interest method and are recorded in interest expense in the accompanying consolidated statements of operations. All notes with warrants were retired in February 2018, and the remaining debt discount balance of $24,830 was recognized as interest expense in February 2018.

Advertising Costs

Advertising costs are expensed as incurred and included in marketing and selling expense in the accompanying consolidated statements of operations.  Advertising costs for the three month periods ended June 30, 2018 and 2017 were $26,754 and $37,212, respectively, and $44,380 and $69,300 for the six month periods ended June 30, 2018 and 2017, respectively.

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

The Company files income tax returns in the U.S. federal jurisdiction, California and Germany and has open tax statutes for federal taxes for the years ended December 31, 2014 through 2016.  For California, the open tax statutes are for years December 31, 2013 through 2016 and for Germany the open years include December 31, 2015 and 2016.

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

For the Quarter Ended June 30, 2018

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

For the Quarter Ended June 30, 2018

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

For the Quarter Ended June 30, 2018

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

For the Quarter Ended June 30, 2018

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

The amount of revenue and net loss of Magma included in the Company’s consolidated statements of operations for the three month period ended June 30, 2017 was $1,368,696 and $(76,629), respectively and for the six month period ended June 30, 2017 was $2,933,061 and $(65,009), respectively.  Subsequent to December 31, 2017, the results of operations for Magma are no longer identified on a standalone basis as Magma has been fully integrated into the consolidated operations of the Company.

Definite lived intangible assets as of June 30, 2018:

	Expected Life	Average Remaining Life	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Drawings and technology	3 years	1.0 years	$760,207	$(496,246)	$263,961
Customer lists and relationships	3 years	1.0 years	398,717	(260,274)	138,443
Trademarks, URLs and other	3 years	1.0 years	27,759	(19,078)	8,681
			$1,186,683	$(775,598)	$411,085

Definite lived intangible assets as of December 31, 2017:

	Expected Life	Average Remaining Life	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Drawings and technology	3 years	1.5 years	$760,207	$(369,545)	$390,662
Customer lists and relationships	3 years	1.5 years	398,717	(193,821)	204,896
Trademarks, URLs and other	3 years	1.5 years	27,759	(14,912)	12,847
			$1,186,683	$(578,278)	$608,405

Amortization expense recognized during the three month periods ended June 30, 2018 and 2017 was $98,660 and $98,970, respectively, and $197,321 and $198,178, for the six month periods ended June 30, 2018 and 2017, respectively.

The amortization expense of the definite lived intangible assets for the years remaining is as follows:

2018	2019	Total
$197,321	$213,764	$411,085

ONE STOP SYSTEMS, INC. (OSS)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Quarter Ended June 30, 2018

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

The “Ion” transaction was accounted for using the acquisition method pursuant to ASC Topic 805, Business Combinations. Accordingly, the excess of the total fair value of identifiable assets value over the consideration paid was recognized as a bargain purchase and the resulting gain is being deferred and recognized over a thirty-six month period pro-rata with the time period and the rendering of WDT customer support services.  Deferred revenue recognized for the three and six month periods ended June 30, 2018 was $28,838 and $57,675, respectively and is included in revenue in the accompanying consolidated statements of operations.  The Company incurred $65,805 in shipping and storage fees related to the acquisition of this equipment. These costs were included in general and administrative expenses in the consolidated statements of operations in the period incurred.

The determination of fair value for the identifiable net assets acquired in the acquisition was determined by management and considered the results of a third-party appraisal of the fair value of equipment purchased. Prior to July 1, 2017, there were no operations or activities associated with this acquisition.

The allocation of the total consideration to the acquired net assets as of the acquisition date for Ion is as follows:

Equipment at estimated fair value	$297,700
Amount paid	(67,000)
Gain on acquisition of equipment to be recognized over the three year contract service period	$230,700

NOTE 3 – ACCOUNTS RECEIVABLE

Accounts receivable, net consists of the following:

	June 30,	December 31,
	2018	2017
Accounts receivable	$4,607,243	$5,194,831
Less: allowance for doubtful accounts	(96,532)	(2,101)
	$4,510,711	$5,192,730

ONE STOP SYSTEMS, INC. (OSS)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Quarter Ended June 30, 2018

NOTE 4 – INVENTORIES

Inventories, net consist of the following:

	June 30,	December 31,
	2018	2017
Raw materials	$1,972,460	$2,079,589
Sub-assemblies	1,546,982	2,417,095
	3,519,442	4,496,684
Less: reserves for obsolete and slow-moving inventories	(163,367)	(800,354)
	$3,356,075	$3,696,330

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment, net consist of the following:

	June 30,	December 31,
	2018	2017
Computers and computer equipment	$1,167,602	$936,317
Furniture and office equipment	188,449	161,434
Manufacturing equipment and engineering tools	2,274,296	2,041,238
Leasehold improvements	142,982	131,188
	3,773,329	3,270,177
Less: accumulated depreciation and amortization	(2,017,111)	(1,688,363)
	$1,756,218	$1,581,814

Depreciation and amortization expense related to property and equipment was $176,071 and $103,910 for the three month periods ended June 30, 2018 and 2017, respectively, and  $331,168 and $184,293for the six month periods ended June 30, 2018 and 2017, respectively.

NOTE 6 – ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consist of the following:

	June 30,	December 31,
	2018	2017
Accrued compensation and related liabilities	$470,944	$457,152
Deferred revenue and customer deposits	918,739	1,033,845
Warranty reserve	53,858	56,774
Other accrued expenses	35,250	386,206
	$1,478,791	$1,933,977

ONE STOP SYSTEMS, INC. (OSS)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Quarter Ended June 30, 2018

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

Borrowings under the revolving line of credit bear interest at a LIBOR-based rate, as defined in the Credit Agreement, plus 2.5% (totaling 3.93% at December 31, 2017), and interest is payable monthly. On February 5, 2018, the Company paid down the remaining outstanding balance on the line of credit.

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

In July 2016, the Company refinanced the Magma note payable (Note 2) and the May 2015 Note into a new $1,600,000 note payable (“Refinanced Note”).  Under the terms of the Refinanced Note, interest accrues on the outstanding balance at 3.80% per annum.  The Refinanced Note requires the Company to make monthly principal and interest payments totaling $47,219 through the maturity date of July 31, 2019.  The note was paid in full on February 23, 2018.

In July 2016, the Company issued a note payable totaling $250,000 (“July 2016 Note”) to a third party.  Under the terms of the note agreement, interest accrues on the outstanding balance at 11% per annum.  The July 2016 Note requires the Company to make monthly principal and interest payments totaling $9,570 with a maturity date on January 15, 2019.  The note is unsecured and guaranteed by the Company’s CEO and is subordinated to borrowings under the Credit Agreement. The note was paid in full on February 15, 2018.

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

ONE STOP SYSTEMS, INC. (OSS)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Quarter Ended June 30, 2018

Related-Party Notes Payable

In July 2016, the Company issued notes payable totaling $350,000 (“July 2016 Related Party Notes”) to two stockholders.  Under the terms of the note agreements, interest accrues on the outstanding balance at 11% per annum.  The July 2016 Related Party Notes require the Company to make total monthly principal and interest payments of $13,397 with maturity dates on January 15, 2019.  The notes are unsecured and guaranteed by the Company’s CEO and are subordinated to borrowings under the Credit Agreement. The note was paid in full on February 15, 2018.

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

Total debt discount amortization was $0 and $5,959 for the three month periods ended June 30, 2018 and 2017 respectively, and $24,830 and $11,918 for the six month periods ended June 30, 2018 and 2017, respectively.  Debt discount amortization is included in interest expense in the accompanying consolidated statements of operations.

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

For the Quarter Ended June 30, 2018

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

Exercise of Stock Options

The Company issued 327,287 shares of common stock for proceeds of $59,150 in cash related to the exercise of stock options during the six month period ended June 30, 2018.  Of the total shares issued 265,366 shares of common stock were issued as a cashless exercise of stock options.

Preferred Stock

Preferred Stock may be issued from time to time in one or more series, each of these series to have such terms as stated or expressed in resolutions providing for the issue of such series adopted by the Board of Directors.  Since February 1, 2018, there has been no outstanding preferred stock.

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

ONE STOP SYSTEMS, INC. (OSS)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Quarter Ended June 30, 2018

The liquidation preferences of the preferred shares were as follows:

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

Series A Preferred Stock, Series B Preferred Stock, and Series C Preferred Stock (“Preferred Shares”) were convertible at any time at the option of the holder into one share of common stock.

In addition, preferred shares were automatically convertible into shares of common stock upon the date specified by the holders of a majority of the then outstanding shares of such securities, or the closing of a public offering of common stock with gross proceeds of not less than $10,000,000 at an offering price of not less than $5.00 per share.  Each of the Preferred Shares was non-redeemable, had no par value, was not eligible for dividends, unless declared, and the voting rights of the Preferred Shares was equivalent to the voting rights of common stock.

As a result of the Company’s initial public offering exceeding the gross proceeds requirements and the requisite offering price, all of the previously outstanding preferred stock was converted to common stock on February 1, 2018.

Regarding unissued preferred stock, the Board of Directors is authorized to determine or alter any or all of the rights, preferences, privileges and restrictions granted to or imposed upon wholly unissued series of preferred stock, and to fix or alter the number of shares comprising any such series and the designation thereof, or any of them, and to provide for rights and terms of redemption or conversion of the shares of any such series.

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

For the Quarter Ended June 30, 2018

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

A summary of stock option activity under the plans during the six month period ended June 30, 2018 is as follows:

	Stock Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2018	2,379,444	$1.00	5.30	$15,472,456
Granted	-	$-
Forfeited / Cancelled	(24,582)	$1.43
Exercised	(422,337)	$0.86
Outstanding at June 30, 2018	1,932,525	$1.02	5.44	$6,104,056
Exercisable at June 30, 2018	1,602,514	$0.86	4.77	$5,321,644
Vested and expected to vest at June 30, 2018	1,925,287	$1.02	5.43	$6,087,361

The following table presents details of the assumptions used to calculate the weighted-average grant date fair value of common stock options granted by the Company during the six month periods ended June 30, 2017.  There were no options issued during the six month period ended June 30, 2018.

	For The Six Month Periods Ended June 30,
	2018	2017
Expected term (in years)	-	5.32 - 5.88
Expected volatility	-	43.5 - 43.8%
Risk-free interest rate	-	1.86 - 1.93%
Weighted average grant date fair value per share	-	$0.84
Grant date fair value of options vested	$1,376,865	$1,374,421
Intrinsic value of options exercised	$20,235	$149,256

As of June 30, 2018, the amount of unearned stock-based compensation currently estimated to be expensed during the remainder of 2018 through 2020 related to unvested common stock options is $182,409, net of estimated forfeitures. The weighted-average period over which the unearned stock-based compensation is expected to be recognized is 0.91 years.

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

ONE STOP SYSTEMS, INC. (OSS)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Quarter Ended June 30, 2018

Restricted Stock Units

Restricted stock units may be granted at the discretion of the compensation committee of the Board of Directors under the “2017 Plan” in connection with the hiring and retention of personnel and are subject to certain conditions.  Restricted stock units generally vest quarterly over a period of three years and are typically forfeited if employment is terminated before the restricted stock unit vest.  The compensation expense related to the restricted stock units is calculated as the fair market value of the stock on the grant date and is adjusted for estimated forfeitures.

The Company’s restricted stock unit activity for the six months ended June 30, 2018 is as follows:

	Restricted Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at January 1, 2018	-	$-
Granted	160,000	$667,200
Vested	-	$-
Cancelled	(7,500)	$(31,275)
Unvested at June 30, 2018	152,500	$635,925

As of June 30, 2018, there was $522,417 of unrecognized compensation cost related to unvested restricted stock units which is expected to be recognized over a weighted average period of 1.06 years.  No restricted stock units vested during the six month period ended June 30, 2018.

Stock-based compensation expense for the three and six month periods ended June 30, 2018 and 2017 was comprised of the following:

	For The Three Month Periods ended June 30,		For The Six Month Periods ended June 30,
	2018	2017	2018	2017
Stock-based compensation classified as:
Cost of revenue	$3,273	$-	$6,463	$-
General and administrative	104,621	27,606	126,441	46,106
Marketing and selling	7,866	6,595	10,815	11,495
Research and development	9,056	1,803	16,414	3,029
	$124,816	$36,004	$160,133	$60,630

Warrants

The following table summarizes the Company’s warrant activity during the six month period ended June 30, 2018:

	Number of Shares	Weighted Average Exercise Price
Warrants outstanding – January 1, 2018	198,996	$1.11
Warrants granted	380,000	6.00
Warrants exercised	-	-
Warrants outstanding – June 30, 2018	578,996	$4.32

In connection with the Company’s initial public offering, the Company issued warrants to purchase 380,000 shares of common stock, as described above.

ONE STOP SYSTEMS, INC. (OSS)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Quarter Ended June 30, 2018

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Legal

From time to time the Company is subject to various legal claims and proceedings arising in the ordinary course of business.  In the opinion of management, after consultation with legal counsel, the ultimate disposition of any such matters as of June 30, 2018, will not have a materially adverse effect on the unaudited consolidated financial position or results of operations of the Company.

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

Leases

The Company leases its offices, manufacturing, and warehouse facilities in San Diego County under non-cancelable operating leases that expire in August 2018.  The Company also leases a small office near Munich, Germany for GmbH and an office located in Utah County.  Rent expense was $152,534 and $113,379 for the three month periods ended June 30, 2018 and 2017, respectively and $296,462 and $217,237 for the six month periods ended June 30, 2018 and 2017, respectively.

NOTE 10 – RELATED PARTY TRANSACTIONS

Board of Directors fees paid by the Company, including stock-based compensation was $64,018 and $37,133 , for the three month periods ended June 30, 2018 and 2017, respectively and $100,468 and $70,846, for the six month periods ended June 30, 2018 and 2017, respectively.  Such amounts are included in general and administrative expenses in the accompanying consolidated statements of operations.

The Company has engaged a related-party advertising company whose president is a member of the Board of Directors of the Company.  Amounts paid for services are included in marketing and selling expense in the accompanying consolidated statements of operations.  Total fees paid were $12,000 and $15,900 for the three month periods ended June 30, 2018 and 2017, respectively and $16,000 and $24,550, for the six month periods ended June 30, 2018 and 2017, respectively.

The Company has engaged a related-party law firm (a principal of that firm owns shares in the Company) to provide legal services. Legal fees paid to this firm were $32,093 and $56,166 for the three month periods ended June 30, 2018 and 2017, respectively and $42,090 and $65,165, for the six month periods ended June 30, 2018 and 2017, respectively.  Such fees are included in general and administrative expenses in the accompanying consolidated statements of operations.

The Company has an agreement with an employee to provide additional services for website site hosting and certain other technology related matters.  Fees paid to this employee were $3,627 and $0, for the three month periods ended June 30, 2018 and 2017, respectively and $6,491 and $0, for the six month periods ended June 30, 2018 and 2017, respectively.

Interest expense on all related-party notes payable for the three month periods ended June 30, 2018 and 2017 was $0 and $7,008, respectively and $16,599 and $14,912 for the six month periods ended June 30, 2018 and 2017, respectively.

ONE STOP SYSTEMS, INC. (OSS)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Quarter Ended June 30, 2018

Effective August 1, 2016, the Company entered into a management services agreement with a company owned by the former Chief Executive Officer of Magma.  The agreement calls for payments of $180,000 per year for the first two years paid in monthly installments.  In year three, the amount is reduced to $37,500 for the year paid in monthly installments.  Additionally, the Company granted 30,000 options in conjunction with execution of this agreement.  Payments were $45,000 and $45,000 for the three month periods ended June 30, 2018 and 2017, respectively and were $90,000 and $90,000, for the six month periods ended June 30, 2018 and 2017, respectively.

NOTE 11 – UNAUDITED NET (LOSS) INCOME PER SHARE

Net (Loss) Income Per Share

Basic and diluted net (loss) income per share was calculated as follows for the three and six month periods ended June 30, 2018 and 2017 (unaudited):

	For The Three Month Periods ended June 30,		For The Six Month Periods ended June 30,
	2018	2017	2018	2017
Basic and diluted net (loss) income per share attributable to common stockholders:
Numerator:
Net (loss) income attributable to common stockholders	$(1,502,822)	$257,310	$(2,297,240)	$336,457
Denominator:
Weighted average common shares outstanding - basic	12,773,419	5,414,637	11,464,246	5,394,777
Effect of dilutive securities	-	4,247,874	-	4,247,875
Weighted average common shares outstanding - diluted	12,773,419	9,662,511	11,464,246	9,642,652
Net (loss) income per common share attributable to common stockholders:
Basic	$(0.12)	$0.05	$(0.20)	$0.06
Diluted	$(0.12)	$0.03	$(0.20)	$0.03

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

For the Quarter Ended June 30, 2018

NOTE 13 – SEGMENT AND GEOGRAPHIC INFORMATION

The Company operates in one reportable segment: the design and manufacture of high-performance computer systems and components. The Company evaluates financial performance on a company-wide basis.

To date, a majority of the Company’s international sales relate to shipments of products to its U.S. customers’ international manufacturing sites or third‑party hubs. Net product sales derived from shipments to international destinations, primarily to the United Kingdom (including foreign subsidiaries of customers that are headquartered in the United States) represented 50% and 54% of the Company’s net product sales during the six month periods ended June 30, 2018 and 2017, respectively. All of the Company’s net product sales to date have been denominated in U.S. dollars. As of June 30, 2018, substantially all long-lived assets were located in the United States of America.

NOTE 14 – SUBSEQUENT EVENTS

On July 30, 2018, the Company entered into a lease modification whereby the term of the lease for its principal location was extended six additional years with additional space which increased the size of the facility by 6,121 square feet.  The new lease will be effective September 1, 2108.

The Company has evaluated subsequent events after the condensed consolidated balance sheet date of June 30, 2018 through the date of filing.  Based upon its evaluation, management has determined that, other than as disclosed in the accompanying notes, no subsequent events have occurred that would require recognition in the accompanying consolidated financial statements or disclosure in the notes thereto.

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

Forward Looking Statements

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

Business Developments

On December 18, 2017, the Company filed a Registration Statement on Form S-1 with the Securities and Exchange Commission related to a firm commitment underwritten initial public offering of the Company’s common stock, par value $0.0001 per share. The Company’s Form S-1 was declared effective by the Securities and Exchange Commission on January 31, 2018.  The Company commenced trading on The Nasdaq Capital Market under the symbol “OSS” on February 1, 2018.  On February 5, 2018, the Company closed the initial public offering selling an aggregate of 3,800,000 shares of common stock at a price to the public of $5.00 per share for total gross proceeds to the Company of $19,000,000, after deducting underwriting discounts and commissions of approximately $1,330,000 and underwriter offering-related transaction costs of $185,000, the Company received net proceeds of $17,485,000.

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

On July 30, 2018, the Company entered into a lease modification whereby the term of the lease for its principal location was extended six additional years with additional space which increased the size of the facility by 6,121 square feet.  The new lease will be effective September 1, 2108.

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

In 2017, we began to offer support services which may involve providing customer phone support, system debug and software upgrades for a period of time. We recognize revenue from support services ratably over the contractual service period.

Cost of revenue

Cost of revenue primarily consists of costs of materials, costs paid to third-party contract manufacturers (which may include the costs of components), and personnel costs associated with manufacturing and support operations. Personnel costs consist of wages, bonuses, benefits, stock-based compensation expenses. Cost of revenue also includes freight, allocated overhead costs and inventory excess and obsolescence reserves and warranty reserves. Allocated overhead costs consist of certain facilities and utility costs. We expect cost of revenue to increase in absolute dollars, as product revenue increases.

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

Results of Operations – For the Three and Six Month Periods Ended June 30, 2018 and 2017

Results of operations for the three and six month periods ended June 30, 2018 and 2017 includes operating results for the acquired Magma business that was acquired on July 16, 2016, a 50% owned consolidated joint venture, SkyScale, LLC, which began operation in April 2017, and the purchase of the Ion business from Western Digital on July 1, 2017.

Accordingly, the periods presented below are not directly comparable.  After the completion of four quarters, these businesses for both revenue and expense reporting will be treated as organic operating activity for current and comparable historical periods.  The following tables set forth our results of operations for the three and six month periods ended June 30, 2018 and 2017 respectively, presented in dollars and as percentage of net revenue.

	For The Three Month Periods ended June 30,		For The Six Month Periods ended June 30,
	2018	2017	2018	2017
Net revenue	$5,892,666	$7,488,424	$13,012,378	$13,824,762
Cost of revenue	4,252,484	4,820,961	9,159,330	9,100,230
Gross margin	1,640,182	2,667,463	3,853,048	4,724,532
Operating expenses:
General and administrative	1,097,552	966,799	2,170,600	1,655,529
Marketing and selling	702,474	851,778	1,571,489	1,458,816
Research and development	958,775	605,529	1,931,406	1,192,983
Total operating expenses	2,758,801	2,424,106	5,673,495	4,307,328
(Loss) income from operations	(1,118,619)	243,357	(1,820,447)	417,204
Other income (expense):
Interest expense	-	(42,511)	(55,661)	(92,512)
Other, net	54,430	(1,095)	122,039	(1,162)
Total other income (expense), net	54,430	(43,606)	66,378	(93,674)
(Loss) income before provision for income taxes	(1,064,189)	199,751	(1,754,069)	323,530
Provision for income taxes	555,629	64,967	772,752	109,599
Net (loss) income	$(1,619,818)	$134,784	$(2,526,821)	$213,931
Net loss attributable to noncontrolling interest	$(116,996)	$(122,526)	$(229,581)	$(122,526)
Net (loss) income attributable to common stockholders	$(1,502,822)	$257,310	$(2,297,240)	$336,457

	For The Three Month Periods ended June 30,		For The Six Month Periods ended June 30,
	2018	2017	2018	2017
Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	72.2%	64.4%	70.4%	65.8%
Gross margin	27.8%	35.6%	29.6%	34.2%
Operating expenses:
General and administrative	18.6%	12.9%	16.7%	12.0%
Marketing and selling	11.9%	11.4%	12.1%	10.6%
Research and development	16.3%	8.1%	14.8%	8.6%
Total operating expenses	46.8%	32.4%	43.6%	31.2%
(Loss) income from operations	-19.0%	3.2%	-14.0%	3.0%
Other income (expense):
Interest expense	0.0%	-0.5%	-0.4%	-0.7%
Other, net	0.9%	0.0%	0.9%	0.0%
Total other income (expense), net	0.9%	-0.5%	0.5%	-0.7%
(Loss) income before provision for income taxes	-18.1%	2.7%	-13.5%	2.3%
Provision (benefit) for income taxes	9.4%	0.9%	5.9%	0.8%
Net (loss) income	-27.5%	1.8%	-19.4%	1.5%
Net loss attributable to noncontrolling interest	-2.0%	-1.6%	-1.7%	-0.9%
Net (loss) income attributable to common stockholders	-25.5%	3.4%	-17.7%	2.4%

Non-GAAP Financial Measures

We believe that the use of Adjusted Earnings before Interest, Taxes, Depreciation and Amortization, or Adjusted EBITDA, is helpful to assess the Company’s financial performance.  We define Adjusted EBITDA as net income attributable to common stock holders before depreciation and amortization, amortization of deferred debt discount and deferred gain, stock-based compensation, interest expense and the provision for income taxes.

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

	For The Three Month Periods ended June 30,		For The Six Month Periods ended June 30,
	2018	2017	2018	2017
Net (loss) income attributable to common stockholders	$(1,502,822)	$257,310	$(2,297,240)	$336,457
Depreciation and amortization	274,736	202,569	528,494	381,613
Amortization of debt discount	-	5,959	24,830	11,918
Amortization of deferred gain	(28,837)	-	(57,675)	-
Stock-based compensation expense	124,816	36,004	160,133	60,630
Interest expense	-	42,511	55,661	92,512
Provision for income taxes	555,629	64,967	772,752	109,599
Adjusted EBITDA	$(576,478)	$609,320	$(813,045)	$992,729

Comparison of the three and six month periods ended June 30, 2018 and 2017

Net revenue

	For The Three Month Periods ended June 30,		For The Six Month Periods ended June 30,
Revenues:	2018	2017	2018	2017
Organic	$5,670,314	$7,487,353	$12,465,649	$13,823,691
Acquired	222,352	1,071	546,729	1,071
	$5,892,666	$7,488,424	$13,012,378	$13,824,762

Organic	96.23%	99.99%	95.80%	99.99%
Acquired	3.77%	0.01%	4.20%	0.01%
	100.00%	100.00%	100.00%	100.00%

For the three month period ended June 30, 2018, total revenue decrease $1,595,758 or (21.3%), as compared to the same period in 2017. The decrease in revenue was primarily driven by OSS with a reduction of $1,817,039 or (24.3) percentage points of the total decrease in revenue.  This decrease was attributable mainly to a reduction in sales to our OEM media and entertainment customers. Ion contributed additional revenue of $203,838 or 2.7 percentage points of the change for the period and SkyScale contributed $17,443 or 0.3 percentage points of the change in revenue as compared to the same period in 2017.

For the six month period ended June 30, 2018, total revenue decreased $812,384 or 5.9%, as compared to the same period in 2017. The decrease in revenue was primarily driven by OSS with a reduction of $1,358,041 or (9.8) percentage points of the total decrease in revenue.  This decrease was attributable mainly to a reduction in sales to our OEM media and entertainment customers. ION contributed additional revenue of $407,675 or 2.9 percentage points of the change for the period and SkyScale contributed $137,982 or 1.0 percentage points of the change in revenue as compared to the same period in 2017.

Cost of revenue and gross margin

Cost of revenue decreased by $568,477 or (11.8%), for the three month period ended June 30, 2018 as compared to the same period in 2017. The decrease in cost of revenue was primarily driven by a decrease in OSS cost of sales of $785,333 or (16.3) percentage points.  This decrease is mainly attributable to a reduction in sales of OEM products and an increase in applied labor and overhead to cost of goods sold of $278,032 based upon an evaluation of labor and overhead reserves.  Ion contributed increased costs of revenue of $50,102 or 1.0 percentage points and SkyScale contributed an increase of $166,754 or 3.5 percentage points which resulted in cost of revenue exceeding generated revenue due to underutilization during the ramp-up stage of this development stage business.

Total gross margin percentage decreased from 35.6% during the three month period ended June 30, 2017 to 27.8% during the three month period ended June 30, 2018, a decrease of (7.8%).  The decrease in overall gross margin is predominately attributable to the inclusion of SkyScale which contributed negative gross margin of $148,240 or (2.8) percentage points of the change as a result of underutilization and an increase in labor and overhead applied to cost of revenue for OSS of $278,032 which eroded overall margins by (4.9) percentage points. Excluding the increase in applied labor and overhead, OSS contributed gross margin at 33.7% as compared to the prior period gross margin of 35.6% which was mainly attributable to product mix.

Cost of revenue increased by $59,100 or 0.6%, for the six month period ended June 30, 2018 as compared to the same period in 2017. Cost of revenue for OSS decreased $359,587 or (3.9) percentage points.  This reduction which resulted from reduced sales was mitigated by charges to the period for inventory obsolescence of $244,399, and applied labor and overhead to cost of revenue of $371,220.  Ion contributed additional costs of revenue of $102,972 or 1.2 percentage points and SkyScale contributed $315,715 or 3.5 percentage points which resulted in cost of revenue exceeding generated revenue due to underutilization during the ramp-up stage of this development stage business.

Total gross margin percentage decreased from 34.2% during the six month period ended June 30, 2017 to 29.6% during the six month period ended June 30, 2018, a decrease of (4.6%).  The decrease in overall gross margin is predominately attributable to the inclusion of SkyScale which contributed negative gross margin of $176,662 or (1.4) percentage point of the change as a result of underutilization and an increase in OSS reserves for inventory obsolescence of $244,399 as a result of a detailed analysis of excess or slow-moving inventories and an increase in applied labor and overhead of $371,220 which eroded overall margins by (4.8) percentage points. These reductions in gross margin percentage were offset by Ion which contributed margin of $304,703 or 74.7% of Ion revenue.  Excluding the increase in the reserves for inventory and the increase in labor and overhead, OSS contributed gross margin at 34.8% as compared to the prior period gross margin of 34.2%.

Operating expenses

General and administrative expense

General and administrative expense increased $130,753, or 13.5%, for the three month period ended June 30, 2018, as compared to same period in 2017.  OSS contributed $290,897 or 222.5% of the total increase in these expenses.  The increase in general and administrative expense increased primarily due to increased third party service costs associated with being a public company which includes legal and accounting costs, insurance, listing fees and reporting and compliance costs.  Additionally there was a minimal increase in salaries.  SkyScale had a reduction of $160,416 or (122.7%) of the overall increase as a result of more costs being allocated to cost of revenue rather than general and administrative expenses and Ion contributed $272 or 0.2%. Overall general and administrative expenses increased as a percentage of revenue to 18.6% during the three month period ended June 30, 2018 as compared to 12.9 % during the same period in 2017.

General and administrative expense increased $515,071, or 31.1%, for the six month period ended June 30, 2018, as compared to same period in 2017.  OSS contributed $517,202 or 100.4% of the total increase in these expenses.  The increase in general and administrative expense increased primarily due to increased third party service costs associated with being a public company which includes legal and accounting costs, insurance, listing fees and reporting and compliance costs.  Additionally there was a minimal increase in salaries.  SkyScale had a reduction of $2,403 or (0.5%) as a result of more costs being allocated to cost of revenue rather than general and administrative expenses and Ion contributed $272 or less than 0.01%. Overall, general and administrative expenses increased as a percentage of revenue to 16.7% during the six month period ended June 30, 2018 as compared to 12.0% during the same period in 2017.

Marketing and selling expense

Marketing and selling expense decreased $149,304 or (17.5%) during the three month period ended June 30, 2018, as compared to the same period in 2017.  OSS had a reduction of $185,413 or (124.2%) of the total decrease.  SkyScale had a reduction $21,509 or (14.4%) of the decrease with Ion contributing an increase of $57,618 or 38.6%.   The reduction in expenses associated with marketing and selling expense is primarily attributable to reduced commissions to third parties, tradeshows and brand awareness advertising.   Overall, total marketing and selling expense increased as a percentage of revenue to 11.9% during the three month period ended June 30, 2018 as compared to 11.4% during the same period in 2017.

Marketing and selling expense increased by $112,673 or 7.7% during the six month period ended June 30, 2018, as compared to the same period in 2017.  OSS had a reduction of $32,142 or (28.5%) of the total increase.  SkyScale contributed $56,247 or 49.9% of the increase with Ion contributing $88,568 or 78.6%.   The increased expenses associated with marketing and selling expense is primarily attributable to additional costs for the SkyScale and Ion businesses.   Overall, total marketing and selling expense increased as a percentage of revenue to 12.1% during the six month period ended June 30, 2018 as compared to 10.6% during the same period in 2017.

Research and development expense

Research and development expense increased by $353,246 or 58.3% during the three month period ended June 30, 2018 as compared to same period in 2017.  OSS saw an increase of $16,867 or 4.8% with SkyScale contributing $37,040 or 10.5% and Ion software development contributing $299,339 or 84.7%.   These expenses are mainly compromised of salary and related costs and professional consulting services attributable to continued development of new and enhanced product offerings.  Overall, total research and development expense increased as a percentage of revenue to 16.3% during the three month period ended June 30, 2018 as compared to 8.1% during the same period in 2017.

Research and development expense increased by $738,423 or 61.9% during the six month period ended June 30, 2018 as compared to same period in 2017.  OSS saw an increase of $139,490 or 18.9% with Ion software development contributing $598,933 or 81.1%.   These expenses are mainly compromised of salary and related costs and professional consulting services attributable to continued development of new and enhanced product offerings.  Overall, total research and development expense increased as a percentage of revenue to 14.8% during the six month period ended June 30, 2018 as compared to 8.6% during the same period in 2017.

Interest expense

Interest expense decreased $42,511 or 100% for the three month period ended June 30, 2018, as compared to same period in 2017 as there was no outstanding debt during the current period.

Interest expense decreased $36,851 or 39.8% for the six month period ended June 30, 2018, as compared to same period in 2017.   Interest expense includes $18,871 of the remaining non-cash amortization of warrant discounts issued in conjunction with debt offerings. This increase was offset by a reduction in interest expense as a result of paying-off the bank line of credit as of February 5, 2018 and paying off all previously remaining outstanding notes payable in February 2018 with proceeds from the IPO.

Other income (expense), net

Other income (expense), increased $55,525 during the three month period ended June 30, 2018 as compared to the same period in 2017 attributable to other income earned through data mining of digital currencies by SkyScale utilizing any excess server capacity due to unsold time on the systems.

Other income (expense), increased $123,201 during the six month period ended June 30, 2018 as compared to the same period in 2017 attributable to settlement of outstanding obligations and other income earned through data mining of digital currencies by SkyScale utilizing any excess server capacity due to unsold time on the systems.

Provision for income taxes

We recorded an income tax provision of $555,629 and $772,752 for the three and six month periods ended June 30, 2018, respectively as compared to an income tax provision of $64,967 and $109,599, respectively for the same periods in 2017.  The increase in expense occurred despite the fact that the Company experienced a pretax loss for the three and six month periods ended June 30, 2018.  In determining our current quarter income tax expense, GAAP requires us to forecast our annual effective income tax rate (“AETR”) for the year ending December 31, 2018.  Based on management’s projections, the Company expects income tax benefits related to research and development credits and equity compensation benefits to exceed its forecasted pretax earnings in 2018.  As a result, the Company expects its AETR to be negative for the year ending December 31, 2018, and when this negative AETR is applied to our current quarter’s pretax loss, the result is a quarterly income tax expense.  If we experience pretax earnings in future quarters, we expect to record an income tax benefit as a result of the negative AETR that we are forecasting for the year ending December 31, 2018.

Liquidity and capital resources

During the six month period ended June 30, 2018, our primary sources of liquidity came from our initial public offering from which we received net proceeds of $17,950,000 and existing cash.  Based on our current plans and business conditions, we believe that existing cash and cash generated from operations will be sufficient to satisfy our anticipated cash requirements for at least the next twelve months.

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

The following table summarizes our cash flows for the six month periods ended June 30, 2018 and 2017:

	For The Six Month Periods ended June 30,
Cash flows:	2018	2017
Net cash used in operating activities	$(3,848,089)	$(273,110)
Net cash used in investing activities	$(60,210)	$(13,971)
Net cash provided by financing activities	$12,989,902	$725,491

Operating Activities

During the six month period ended June 30, 2018, we used $3,848,089 in cash in operating activities, an increase in the use of cash of $3,574,979 when compared to the cash used by operating activities of $273,110 during the same period in 2017. The decrease in cash generated by operating activities was primarily a result of a decrease in net income, offset by increases in non-cash adjustments and an increase in working capital.  During the six month periods ended June 30, 2018 and 2017 respectively, net loss adjusted for non-cash expenditures was $(746,899) in 2018 as compared to $584,998 in 2017, a decrease of $1,331,897.   Additionally, working capital requirements increased $2,243,082 attributable to working capital requirements for prepaid expenses, accounts payable and accrued expenses of $4,584,427 which was offset by $2,341,345 in decreases in working capital requirements attributable to accounts receivable and inventories for the comparable period.

Our ability to generate cash from operations in future periods will depend in large part on our profitability, the rate and timing of collections of our accounts receivable, our inventory turns and our ability to manage other areas of working capital.

Investing Activities

During the six month period ended June 30, 2018, we used cash of $60,210 in investing activities as compared to $13,971 used during the same period in 2017, an increase of $46,239. The difference is mainly attributable to timing of when equipment is acquired. We do not anticipate any significant purchases of equipment beyond that which is anticipated for use in the normal course of our core business activity.

Financing Activities

During the six month period ended June 30, 2018, we generated $12,989,902 from financing activities as compared to the cash provided by financing activities of $725,491during the same period in 2017.  During the six month period ended June 30, 2018, we received proceeds from the sale of common stock in our initial public offering of $19,500,000 which was offset by our stock issuance costs for commissions and third party professional services.  We also received $59,150 from the exercise of employee stock options.  With the proceeds from our initial public offering we paid off our bank line of credit and retired all outstanding debt obligations so that the Company is debt free.  We also incurred certain employee costs associated with the exercise of employee stock option which were consummated on a net exercise basis.

Contractual obligations and commitments

The following table sets forth our non-cancellable contractual obligations as of June 30, 2018.

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 Years
Operating leases	$468,562	$175,396	$293,166	-	-
Total	$468,562	$175,396	$293,166	$-	$-

All notes payable were paid-off in the month of February 2018, from proceeds from our initial public offering.  We have made certain indemnities, under which the Company may be required to make payments to an indemnified party, in relation to certain transactions.  We indemnify our directors, officers, employees and agents to the maximum extent permitted under the laws of the State of Delaware.  In connection with our facilities leases, we indemnify our lessors for certain claims arising from the use of our facilities.  Also, in connection with our bank credit agreement, we have agreed to indemnify our lender and others related to the use of the proceeds and other matters.  The duration of the indemnities varies, and in many cases is indefinite.  These indemnities do not provide for any limitation of the maximum potential future payments we could be obligated to make.  Historically, we have not been obligated to make any payments for these obligations and no liabilities have been recorded for these indemnities.

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

Stockholder transactions

We issued notes payable to Series B preferred stockholders totaling $350,000 during the year ended December 31, 2016.  In connection with the issuance of the notes during the year ended December 31, 2016, we issued warrants to purchase 39,326 shares of common stock at $1.78 per share.  These loans were paid in full in February 2018, but the warrants remain outstanding.

Effective August 1, 2016, we entered into a management services agreement with a company owned by the former chief executive officer of Magma.  The agreement calls for payments of $180,000 per year for the first two years paid in monthly installments.  In year three the amount is reduced to $37,500 for the year paid in monthly installments.  Additionally, we granted 30,000 options in conjunction with execution of this agreement.  Payments were $45,000 and $45,000 for the three month periods ended June 30, 2018 and 2017, respectively and were $90,000 and $90,000, for the six month periods ended June 30, 2018 and 2017, respectively.

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

Revenue Recognition

The Company recognizes revenue in accordance with FASB ASC Topic 605.  Accordingly, revenue from the sale of products is recognized when there is evidence of an arrangement, the selling price is fixed or determinable, title and risk of loss has transferred to the customer, any installation or service obligations have been satisfied, and collection is reasonably assured. Net revenue includes deductions for customer discounts and actual and estimated returns. All amounts billed to customers related to shipping and handling are classified as net sales.

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

Compensation cost for stock awards, which include restricted stock units (“RSUs”) is measured at the fair value on the grant date and recognized as expense, net of estimated forfeitures, over the related service period. The fair value of stock awards is based on the quoted price of our common stock on the grant date less the present value of expected dividends not received during the vesting period.

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

Inventory Valuation

We value our inventory at the lower of cost or its estimated net realizable value on a first-in, first-out basis.  We use the average cost method for purposes of determining cost, which approximates the first-in, first-out method. We write down inventory for excess and obsolescence based upon a review of historical usage and assumptions about future demand, product mix and possible alternative uses. Actual demand, product mix and alternative usage may be lower than those that we project and this difference could have a material adverse effect on our gross margin if inventory write-downs beyond those initially recorded become necessary.  Alternatively, if actual demand, product mix and alternative usage are more favorable than those we estimated at the time of such a write-down, our gross margin could be favorably impacted in future periods.

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

Concentration of credit risk

Financial instruments that potentially expose us to concentrations of credit risk consist principally of cash, cash equivalents and accounts receivable. We place our cash and cash equivalents with financial institutions with high credit quality. At June 30, 2018, we had $9,267,320 of cash and cash equivalents on deposit or invested with our financial and lending institutions.

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

There have been changes in our internal control over financial reporting during the quarter ended June 30, 2018, that we believe have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.  There has been improvement to our internal controls as a result of the implementation of the initial steps of our material weaknesses remediation plan which was prepared in response to material weaknesses in our internal control over financial reporting as of December 31, 2017. As defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, a “material weakness” is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Specifically:

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

We are continuing the implementation of our remediation plan with continual improvement expected on a quarterly basis during 2018. Except for additional personnel costs, we have not incurred any material costs on our remediation plan to date as we have been implementing the plan internally. As we continue to evaluate and take actions to improve our internal control over financial reporting, we may determine to take additional actions to address control deficiencies or determine to modify certain of the remediation measurements that we are anticipating to make which may include retaining a third party to assist with the implementation of our remediation plan. The retention of third party service providers for purposes of remediation may involve us incurring material costs in the future.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the six month period ended June 30, 2018, the Company issued 327,287 shares of common stock for proceeds of $59,149 in cash related to the exercise of stock options. Of the total shares issued, 265,366 shares of common stock were issued as a cashless exercise of stock options.

These shares were issued to officers, directors, employees and/or consultants of the Company, and thus in reliance on the exemption from registration contained in Rule 701 of the Securities Act. The options exercised were granted prior to the Company becoming subject to the reporting requirements of section 13 or 15(d) of the Exchange Act.

Use of Proceeds from Public Offering of Common Stock

On February 5, 2018, we closed our initial public offering (“IPO”), in which we sold 3,800,000 shares of common stock at a price to the public of $5.00 per share. An additional 200,000 shares (100,000 sold directly by the Company and 100,000 sold by our CEO as selling stockholder) were sold in connection with the underwriter’s option to purchase additional shares. The offer and sale of all of the shares in the IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-222121), which was declared effective by the Securities and Exchange Commission on January 31, 2018. We raised $17,485,000 in net proceeds after deducting underwriting discounts and commissions of approximately $1.33 million and underwriter offering-related transaction costs of $185,000. As a result of the underwriter’s partial exercise of its over-allotment option, the Company received gross proceeds of $500,000 for its portion of the over-allotment, which resulted in net proceeds to us of $465,000, after deducting underwriting discounts and commissions of $35,000.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

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

Company Name

Date: August 8, 2018	By:	/s/ Steve Cooper
Steve Cooper
Chief Executive Officer and President (Principal Executive Officer)

Date: August 8, 2018	By:	/s/ John W. Morrison Jr.
John W. Morrison Jr.
Chief Financial Officer (Principal Financial and Accounting Officer)