Form 10-Q
period 2018-09-30
ONE STOP SYSTEMS, INC.
filed 2018-11-08
CIK 1394056

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No ☒

As of October 31, 2018, the registrant had 14,184,167 shares of common stock (par value $0.0001) outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

ONE STOP SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	Unaudited
	September 30,	December 31,
	2018	2017
ASSETS
Current assets
Cash and cash equivalents	$7,057,228	$185,717
Accounts receivable, net	8,078,307	5,192,730
Inventories, net	3,408,911	3,696,330
Prepaid expenses and other current assets	426,286	978,428
Total current assets	18,970,732	10,053,205
Property and equipment, net	1,556,941	1,581,814
Deposits and other	49,966	31,215
Deferred tax assets, net	1,672,670	1,318,447
Goodwill	6,461,253	3,324,128
Intangible assets, net	2,048,202	608,405
	$30,759,764	$16,917,214

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$2,462,080	$3,904,613
Accrued expenses and other liabilities	1,967,304	1,933,977
Borrowings on bank line of credit	-	3,334,508
Current portion of related-party notes payable, net of debt discount of $0 and $13,905, respectively	-	136,303
Current portion of note payable, net of debt discount of $0 and $9,932, respectively	-	640,079
Total current liabilities	4,429,384	9,949,480
Related-party notes payable, net of current portion and debt discount of $0 and $579, respectively	-	12,696
Note payable, net of current portion and debt discount of $0 and $414, respectively	-	335,267
Total liabilities	4,429,384	10,297,443
Commitments and contingencies (Notes 8 and 10)
Stockholders’ equity
Series C preferred stock, no par value, convertible; 2,000,000 shares authorized; 0 and 1,087,006 issued and outstanding respectively; liquidation preference of $1,630,508 in 2017	-	1,604,101
Series B preferred stock, no par value, convertible; 1,500,000 shares authorized; 0 and 1,450,000 issued and outstanding respectively; liquidation preference of $725,000 in 2017	-	697,996
Series A preferred stock, no par value, convertible; 500,000 shares authorized; 0 and 500,000 issued and outstanding respectively; liquidation preference of $125,000 in 2017	-	114,430
Common stock, $0.0001 par value; 50,000,000 shares authorized; 14,073,234 and 5,514,917 shares, issued and outstanding, respectively	1,407	551
Additional paid-in capital	26,995,705	3,484,428
Noncontrolling interest	67,795	436,842
Retained (deficit) earnings	(734,527)	281,423
Total stockholders’ equity	26,330,380	6,619,771
	$30,759,764	$16,917,214

See accompanying notes to condensed consolidated financial statements

ONE STOP SYSTEMS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Net revenue	$9,633,338	$6,660,614	$22,645,715	$20,485,376
Cost of revenue	6,463,227	4,669,947	15,622,557	13,770,177
Gross margin	3,170,111	1,990,667	7,023,158	6,715,199
Operating expenses:
General and administrative	1,558,930	893,554	3,729,530	2,549,084
Marketing and selling	996,495	682,042	2,567,984	2,140,858
Research and development	894,744	551,070	2,826,149	1,744,053
Total operating expenses	3,450,169	2,126,666	9,123,663	6,433,995
(Loss) income from operations	(280,058)	(135,999)	(2,100,505)	281,204
Other (expense) income:
Interest expense	(160)	(51,645)	(55,821)	(144,157)
Other, net	(25,519)	9,771	96,520	8,609
Total other (expense) income, net	(25,679)	(41,874)	40,699	(135,548)
(Loss) income before provision for income taxes	(305,737)	(177,873)	(2,059,806)	145,656
(Benefit) provision for income taxes	(1,447,561)	23,869	(674,809)	133,468
Net income (loss)	$1,141,824	$(201,742)	$(1,384,997)	$12,188
Net loss attributable to noncontrolling interest	$(139,466)	$(82,582)	$(369,047)	$(205,108)
Net income (loss) attributable to common stockholders	$1,281,290	$(119,160)	$(1,015,950)	$217,296
Net income (loss) per share attributable to common stockholders:
Basic	$0.10	$(0.02)	$(0.08)	$0.04
Diluted	$0.09	$(0.02)	$(0.08)	$0.02
Weighted average common shares outstanding:
Basic	13,208,864	5,414,637	12,052,175	5,429,997
Diluted	14,549,354	5,414,637	12,052,175	9,540,490

See accompanying notes to condensed consolidated financial statements

ONE STOP SYSTEMS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For The Nine Months Ended September 30, 2018

	Series C Preferred Stock		Series B Preferred Stock		Series A Preferred Stock		Common Stock		Additional Paid-in	Noncontrolling	Retained (Deficit)	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Interest	Earnings	Equity
Balance, January 1, 2018	1,087,006	$1,604,101	1,450,000	$697,996	500,000	$114,430	5,514,917	$551	$3,484,428	$436,842	$281,423	$6,619,771
Conversion of preferred stock to common stock upon initial public offering	(1,087,006)	(1,604,101)	(1,450,000)	(697,996)	(500,000)	(114,430)	3,037,006	304	2,416,223	-	-	-
Stock-based compensation	-	-	-	-	-	-	-	-	374,979	-	-	374,979
Exercise of stock options	-	-	-	-	-	-	354,947	35	64,419	-	-	64,454
Taxes paid on net issuance of employee stock options	-	-	-	-	-	-	-	-	(340,148)	-	-	(340,148)
Fair value of warrants issued to Underwriters with IPO	-	-	-	-	-	-	-	-	669,408	-	-	669,408
Proceeds from issuance of stock, net of issuance costs of $3,367,760	-	-	-	-	-	-	3,900,000	390	16,131,850	-	-	16,132,240
Shares issued in merger with CDI (Note 3)	-	-	-	-	-	-	1,266,364	127	4,194,546			4,194,673
Net loss attributable to noncontrolling interest in consolidated subsidiary (Note 1)	-	-	-	-	-	-	-	-	-	(369,047)	-	(369,047)
Net loss	-	-	-	-	-	-	-	-	-	-	(1,015,950)	(1,015,950)
Balance, September 30, 2018	-	$-	-	$-	-	$-	14,073,234	$1,407	$26,995,705	$67,795	$(734,527)	$26,330,380

See accompanying notes to condensed consolidated financial statements

ONE STOP SYSTEMS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net (loss) income	$(1,384,997)	$12,188
Less: Net loss attributable to noncontrolling interest	(369,047)	(205,108)
Net (loss) income attributable to common stockholders	(1,015,950)	217,296
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Net loss attributable to noncontrolling interest	(369,047)	(205,108)
Deferred provision for income taxes	(649,288)	-
Disposal loss on property and equipment	60,642	-
Provision for bad debt	90,793	(453)
Warranty reserves	2,496	17,555
Amortization of deferred gain	(111,859)	(28,838)
Depreciation and amortization	842,034	600,844
Inventory reserves	283,634	(1,064,285)
Amortization of debt discount	24,830	17,878
Stock-based compensation expense	374,979	104,250
Changes in operating assets and liabilities:
Accounts receivable	(2,487,103)	950,690
Inventories	(247,131)	(447,331)
Prepaid expenses and other current assets	(308,439)	(288,885)
Accounts payable	(1,534,530)	(423,257)
Accrued expenses and other liabilities	(91,026)	846,444
Net cash (used in) provided by operating activities	(5,134,965)	296,800
Cash flows from investing activities:
Cash acquired in merger	139,634	-
Proceeds from sales of property and equipment	34,450	-
Cash paid in acquistion of CDI	(646,759)	-
Purchases of property and equipment, including capitalization of labor costs for tooling and test equipment	(80,474)	(117,523)
Net cash used in investing activities	(553,149)	(117,523)
Cash flows from financing activities:
Proceeds from stock options exercised	64,454	99,594
Contribution related to non-controlling interest	-	750,000
Payment on working capital loan	(370,096)	-
Payment of payroll taxes on net issuance of employee stock options	(340,148)	-
Stock issuance costs	(1,810,902)	-
Proceeds from issuance of common stock	19,500,000	-
Net repayments on bank line of credit	(3,334,508)	6,142
Payments on related-party notes payable	(163,483)	(99,646)
Payments on notes payable	(985,692)	(460,980)
Net cash provided by financing activities	12,559,625	295,110
Net change in cash and cash equivalents	6,871,511	474,387
Cash and cash equivalents, beginning of period	185,717	14,197
Cash and cash equivalents, end of period	$7,057,228	$488,584

See accompanying notes to condensed consolidated financial statements

ONE STOP SYSTEMS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – CONTINUED

	For the Nine Months Ended September 30,
	2018	2017
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$39,511	$123,120
Cash paid during the period for income taxes	$2,500	$-

Supplemental disclosure of non-cash transactions:
Acquisition of CDI through issuance of common stock (Note 3)	$4,194,673	$-
Fair value of warrants issued in connection with initial public offering	$669,408	$-
Reclassification of prepaid IPO expenses to additional paid in capital	$887,450	$-
Disposal of obsolete inventory	$947,400	$867,538
Change in labor and overhead applied to inventory	$957,694	$(149,014)

See accompanying notes to condensed consolidated financial statements

ONE STOP SYSTEMS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Quarter Ended September 30, 2018

NOTE 1 – THE COMPANY AND BASIS OF PRESENTATION

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

In April 2017, the Company and a related entity formed a joint venture named SkyScale, LLC in the State of California (“SkyScale”).  In accordance with the Contribution Agreement, each member contributed $750,000 and received a 50% interest in the joint venture.  The purpose of SkyScale is to engage in the business of providing high performance computing capabilities as cloud services.

In May 2017, the Company entered into a Technology and Software License Agreement with Western Digital (“WDT”) for their Ion flash storage software.  The agreement provides the Company with the Ion source code and rights to develop and market derivative products.  The Company intends to develop and sell Ion flash storage software with its high-density storage arrays, as well as service existing WDT software users (Note 2).

Also, in July 2017, the Company entered in to a Service Agreement with WDT to service its existing customer base that utilizes Ion flash storage software.  The Company also purchased certain equipment from WDT and hired selected employees to assist in the servicing of these existing customers.  Management has determined that the activities and assets acquired from WDT comprise a business as defined in ASC 805-10-55-4 through 55.  Consideration paid by the Company to WDT pursuant to the arrangements described above was $67,000.  In addition, the Company is required to pay prospective royalties to WDT of $2,500 or $5,000 for each sale of the Company’s products that include licensed software.  WDT is obligated to pay the Company for services rendered to support existing WDT software users the amount of $1,400,000 in defined declining quarterly amounts over a three year period.  Management does not believe this business acquisition meets the significance definition provided in Regulation S-X, Rule 210.1-02(w).

On August 31, 2018, the Company acquired Concept Development Inc. (CDI) located in Irvine, California for cash of $646,759, and common stock of $4,194,673 (Note 3).  CDI specializes in the design and manufacture of custom high-performance computing systems for airborne in-flight entertainment systems.  The operating results for CDI for the month of September 2018 are included in the accompanying consolidated financial statements.

Going Concern Considerations

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

ONE STOP SYSTEMS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Quarter Ended September 30, 2018

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

The condensed consolidated balance sheet as of December 31, 2017, included herein was derived from the audited financial statements as of that date, but does not include all disclosures including notes required by U.S. GAAP.  The condensed consolidated statements of operations for the three and nine month periods ended September 30, 2018 and 2017 and the balance sheet data as of September 30, 2018 have been prepared on the same basis as the audited financial statements.

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

Principles of Consolidation

The accompanying unaudited consolidated financial statements include the accounts of OSS, which includes the results from the Magma acquisition, Ion business combination and Concept Development Inc., since their respective dates of acquisition, its wholly-owned subsidiary, OSS GmbH, and the accounts of the joint venture, SkyScale LLC (collectively referred to as the “Company”).  Intercompany balances and transactions have been eliminated in consolidation.

ONE STOP SYSTEMS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Quarter Ended September 30, 2018

On April 6, 2017, the Company and Jacoma Investments, LLC, an entity owned by our board member Jack Harrison, formed a joint venture, SkyScale, LLC (“SkyScale”), to engage in the business of providing high performance computing capabilities as cloud services.  In accordance with the terms of the contribution agreement, Jacoma Investments, LLC agreed to contribute $750,000 in capital and the Company agreed to contribute $750,000 in the form of credits to purchase equipment, personnel or support services from the Company.  Each party received a 50% membership interest in the joint venture.  Management determined that SkyScale is a variable interest entity primarily because it is thinly capitalized and may require additional capital to finance its activities.

Management also determined that the Company is the primary beneficiary of SkyScale based primarily on the related party nature of SkyScale’s decision-makers and daily business operators.  In May 2018, the Company loaned SkyScale $300,000 for operations at an interest rate of 12%, per annum.  On August 30, 2018, an additional one-year working capital loan of $300,000 was authorized on similar terms.  At September 30, 2018, the amount owed by SkyScale to the Company was $465,099.  As of September 30, 2018, SkyScale’s significant assets were comprised of cash, cash equivalents and receivables of $127,218 and computer-related equipment and other assets of $608,915, its significant liabilities were comprised of trade accounts payable of $135,444, notes payable of $465,099 and its net members’ equity totaled $135,590.

Condensed operating results for SkyScale are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Net revenue	$-	$7,129	$139,053	$8,200
Cost of revenue	179,755		495,470
Gross margin	(179,755)	7,129	(356,417)	8,200
Operating expenses:
General and administrative	67,902	158,158	290,114	382,773
Marketing and selling	28,209	14,135	105,965	35,643
Total operating expenses	96,111	172,293	396,079	418,416
Loss from operations	(275,866)	(165,164)	(752,496)	(410,216)
Other (expense) income	(3,065)	-	14,402	-
Net loss	$(278,931)	$(165,164)	$(738,094)	$(410,216)

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

Significant estimates made by management include, among others, the fair value of net assets of ION in July 2017 and CDI in August 2018, the allowance for doubtful accounts, fair value of stock options and warrants, recoverability of inventories and long-lived assets, and realizability of deferred tax assets.  Actual results could differ from those estimates.

ONE STOP SYSTEMS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Quarter Ended September 30, 2018

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Concentration Risks

At times, deposits held with financial institutions may exceed the amount of insurance provided by the Federal Deposit Insurance Corporation (“FDIC”), which provides basic deposit coverage with limits up to $250,000 per owner.  As of September 30, 2018, the Company had $6,753,981 in excess of the insurance limits.  The Company has not experienced any such losses in these accounts.

At September 30, 2018 and December 31, 2017, three  customers accounted for 78% and 69%, respectively, of net trade accounts receivable. Three customers accounted for approximately 72% and 48% of net revenue for the three month periods ended September 30, 2018 and 2017, respectively, and 58% and 46% of net revenue for the nine month periods ended September 30, 2018 and 2017, respectively.

The Company made purchases from three suppliers which represented approximately 48% and 53% for the three month periods ended September 30, 2018 and 2017, respectively, and 46% and 47% for the nine month periods ended September 30, 2018 and 2017, respectively.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on deposit and money market accounts.  The Company considers all highly liquid temporary cash investments with an initial maturity of three months or less when acquired to be cash equivalents.  Management believes that the carrying amounts of cash equivalents approximate their fair value because of the short maturity period.

Accounts Receivable

Accounts receivable are presented at net realizable value.  This value includes an appropriate allowance for estimated uncollectible accounts to reflect any loss anticipated on the trade accounts receivable and unbilled receivables.   Unbilled receivables include cost and gross profit earned in excess of billing.  The allowance for doubtful accounts is an estimate to cover the losses resulting from the inability of customers to make payments on their outstanding balances and unbilled receivables.  In estimating the required allowance, management considers the overall quality and aging of the accounts receivable, specific customer circumstances, current economic trends, and historical experience with collections.  At September 30, 2018 and December 31, 2017, the allowance for doubtful accounts is $97,784 and $2,101, respectively.

Revenues earned in excess of related billings are recorded as an asset on the balance sheet, as unbilled receivables.  Unbilled receivables as of September 30, 2018, were $31,836.

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

ONE STOP SYSTEMS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Quarter Ended September 30, 2018

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

Goodwill

Goodwill relates to the excess of the purchase price over the fair value of identifiable net assets acquired in a business combination.  Goodwill is not amortized, but instead the Company assesses possible impairment of goodwill on December 31, of each year or when an event occurs that may trigger such a review.  Determining whether a triggering event has occurred involves significant judgment by the Company.  Management assesses goodwill for impairment at the reporting unit level, and has determined that the Company has two reporting units.  In assessing qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the Company assesses relevant events and circumstances that may impact the fair value and the carrying amount of a reporting unit.  The identification of relevant events and circumstances and how these may impact a reporting unit’s fair value or carrying amount involve significant judgments by management.  These judgments include the consideration of macroeconomic conditions, industry and market considerations, cost factors, overall financial performance and events which are specific to the Company.  Each factor is assessed to determine whether it impacts the impairment test positively or negatively, and the magnitude of any such impact.

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

Based upon operations and market considerations, no event occurred to trigger a review of goodwill in management’s determination and thus, no impairment loss has occurred during the three and nine month periods ended September 30, 2018 and 2017, respectively.  There can be no assurance, however, that market conditions will not change or demand for the Company’s products will continue, which could result in an impairment of goodwill in the future.

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

ONE STOP SYSTEMS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Quarter Ended September 30, 2018

Management determined that there were no impairment charges to be recognized during the three and nine month periods ended September 30, 2018 and 2017, respectively.  There can be no assurance, however, that market conditions will not change or demand for the Company’s products will continue, which could result in an impairment of long-lived assets in the future.

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

The Company recorded revenue from product sales that are held in vendor managed inventory under these agreements of $3,472,699 and $2,774,464, for the three month periods ended September 30, 2018 and 2017, respectively, and $6,386,550 and $7,620,935 for the nine month periods ended September 30, 2018 and 2017, respectively.  As of September 30, 2018 and December 31, 2017, $869,554 and $996,588, respectively, of products sold through those dates were held by the Company in the vendor management program.

Revenues on certain fixed-price contracts where we provide engineering services, prototypes and completed products are recognized over the contract term based on the percentage of completion or based upon milestones delivered that are provided during the period and compared to the total estimated development and milestone goals to be provided over the entire contract. These services require that we perform significant, extensive and complex design, development, modification or implementation of our customers’ systems. Performance will often extend over long periods of time, and our right to receive future payment depends on our future performance in accordance with the agreement.  Recognized revenue using the percentage of completion accounting method during the three and nine month periods ended September 30, 2018, was $187,702, respectively.

The percentage-of-completion methodology involves recognizing probable and reasonably estimable revenue using the percentage of services completed, on a current cumulative cost to estimate total cost basis, using a reasonably consistent profit margin over the period. Due to the long-term nature of these projects, developing the estimates of costs often requires significant judgment. Factors that must be considered in estimating the progress of work completed and ultimate cost of the projects include, but are not limited to, the availability of labor and labor productivity, the nature and complexity of the work to be performed and the impact of delayed performance. If changes occur in delivery, productivity or other factors used in developing the estimates of costs or revenues, we revise our cost and revenue estimates, which may result in increases or decreases in revenues and costs, and such revisions are reflected in earnings in the period in which the facts that give rise to that revision become known.

Related billings that are in excess of revenue earned are deferred and recorded as a liability on the balance sheet until the related services are provided.  Deferred revenue as of September 30, 2018 was $57,905.  The Company recognizes revenues for non-refundable, upfront implementation fees on a straight-line basis over the period beginning with initiation of ongoing services through the end of the contract term.

ONE STOP SYSTEMS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Quarter Ended September 30, 2018

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

Compensation cost for stock awards, which include restricted stock units (“RSUs”), is measured at the fair value on the grant date and recognized as expense, net of estimated forfeitures, over the related service period. The fair value of stock awards is based on the quoted price of our common stock on the grant date.

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

ONE STOP SYSTEMS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Quarter Ended September 30, 2018

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

Debt Discounts

Debt discounts, which originated from the relative fair value of the warrants issued in connection with note payable and related-party notes payable during 2016 and 2015 (Note 8), are recorded against note payable and related-party notes payable in the accompanying consolidated balance sheets. Amortization of the debt discounts are calculated using the straight-line method over the term of the notes which approximates the effective interest method and are recorded in interest expense in the accompanying consolidated statements of operations. All notes with warrants were retired in February 2018, and the remaining debt discount balance of $24,830 was recognized as interest expense in February 2018.

Advertising Costs

Advertising costs are expensed as incurred and included in marketing and selling expense in the accompanying consolidated statements of operations.  Advertising costs for the three month periods ended September 30, 2018 and 2017 were $20,790 and $7,942, respectively, and $65,170 and $104,179 for the nine month periods ended September 30, 2018 and 2017, respectively.

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

ONE STOP SYSTEMS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Quarter Ended September 30, 2018

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

The Company files income tax returns in the U.S. federal jurisdiction, California and Germany and has open tax statutes for federal taxes for the years ended December 31, 2015 through 2017.  For California, the open tax statutes are for years December 31, 2014 through 2017 and for Germany the open years include December 31, 2016 and 2017.

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

ONE STOP SYSTEMS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Quarter Ended September 30, 2018

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

ONE STOP SYSTEMS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Quarter Ended September 30, 2018

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

NOTE 3 – ACQUISITIONS

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

Management estimated the fair value of the consideration issued to the Magma Stockholder and considered factors including recent third-party valuation reports of the Company’s common stock and estimates of discounts for lack of marketability related to the Company’s common stock to the extent not considered in the third-party valuation report.  The allocation of the total consideration to the acquired net assets as of the acquisition date for Magma is disclosed in our annual consolidated financial statements for the year ended December 31, 2017.

ONE STOP SYSTEMS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Quarter Ended September 30, 2018

The amount of revenue and net income (loss) of Magma included in the Company’s consolidated statements of operations for the three month period ended September 30, 2017 was $1,425,156 and $8,162, respectively and for the nine month period ended September 30, 2017 was $4,358,217 and $(56,847), respectively.  Subsequent to September 30, 2017, the results of operations for Magma are no longer identified on a standalone basis as Magma has been fully integrated into the consolidated operations of the Company.

Definite lived intangible assets as of September 30, 2018:
	Expected Life	Average Remaining Life	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Drawings and technology	3 years	1.0 years	$760,207	$(559,597)	$200,610
Customer lists and relationships	3 years	1.0 years	398,717	(293,500)	105,217
Trademarks, URLs and other	3 years	1.0 years	27,759	(21,162)	6,597
			$1,186,683	$(874,259)	$312,424

Definite lived intangible assets as of December 31, 2017:
	Expected Life	Average Remaining Life	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Drawings and technology	3 years	1.5 years	$760,207	$(369,545)	$390,662
Customer lists and relationships	3 years	1.5 years	398,717	(193,821)	204,896
Trademarks, URLs and other	3 years	1.5 years	27,759	(14,912)	12,847
			$1,186,683	$(578,278)	$608,405

Amortization expense recognized during the three month periods ended September 30, 2018 and 2017 was $98,660 and $98,767, respectively, and $295,980 and $296,946, for the nine month periods ended September 30, 2018 and 2017, respectively.

The amortization expense of the definite lived intangible assets for the years remaining is as follows:

2018	2019	Total
$98,660	$213,764	$312,424

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

ONE STOP SYSTEMS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Quarter Ended September 30, 2018

The “Ion” transaction was accounted for using the acquisition method pursuant to ASC Topic 805, Business Combinations. Accordingly, the excess of the total fair value of identifiable assets value over the consideration paid was recognized as a bargain purchase and the resulting gain is being deferred and recognized over a thirty-nine month period pro-rata with the time period and the rendering of WDT customer support services.  Deferred revenue recognized for the three and nine month periods ended September 30, 2018 was $16,479 and $74,154, respectively and is included in revenue in the accompanying consolidated statements of operations.  The Company incurred $65,805 in shipping and storage fees related to the acquisition of this equipment. These costs were included in general and administrative expenses in the consolidated statements of operations in the period incurred.

The determination of fair value for the identifiable net assets acquired in the acquisition was determined by management and considered the results of a third-party appraisal of the fair value of equipment purchased. Prior to July 1, 2017, there were no operations or activities associated with this acquisition.

The amount of revenue and net loss of Ion included in the Company’s consolidated statements of operations for the three month period ended September 30, 2018 and 2017 was $80,569 and $(388,511), and $203,838 and $(69,926), respectively and for the nine month period ended September 30, 2018 and 2017 was $488,244 and $(771,581), and $203,838 and $(69,962), respectively.

The allocation of the total consideration to the acquired net assets as of the acquisition date for Ion is as follows:

Equipment at estimated fair value	$297,700
Amount paid	(67,000)
Gain on acquisition of equipment to be recognized over the three year contract service period	$230,700

Concept Development, Inc.

On August 31, 2018, the Company acquired 100% of the outstanding common stock of Concept Development, Inc. (“CDI”) from CDI’s former stockholder (“CDI Stockholder”) pursuant to an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”).  CDI specializes in the design and manufacturing of custom high-performance computing systems for airborne in-flight entertainment systems.  CDI is located in Southern California. The acquisition is expected to increase the Company’s access to the in-flight entertainment market and gain technical expertise in the design and manufacturing of airborne equipment.

The Company paid cash of $646,759 and issued 1,266,364 shares of the Company’s common stock to the CDI Stockholder for 100% of CDI outstanding common stock. The fair value assigned to the shares of common stock was $4,194,673 which was based upon the closing price of OSS’s stock on August 31, 2018 of $3.63 less a discount of 8.75% for lack of marketability for a one year period.

This transaction was accounted for using the acquisition method pursuant to ASC Topic 805, Business Combinations. Accordingly, goodwill has been measured as the excess of the total consideration over the amounts assigned to the identifiable assets acquired and liabilities assumed.

ONE STOP SYSTEMS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Quarter Ended September 30, 2018

The preliminary allocation of the total consideration to the acquired net assets as of the acquisition date for CDI is as follows:

Cash	$139,634
Accounts receivable	489,267
Prepaid expenses	45,683
Inventories	205,635
Property and equipment	45,026
Deposits and other	12,526
Customer lists and relationships	1,470,000
Trade name	100,000
Non-compete	200,000
Accounts payable	(91,997)
Accrued expenses	(99,711)
Deferred revenue	(95,610)
Deferred income taxes	(295,065)
Other accrued liabilities	(50,985)
Working capital loan	(370,096)
Total fair value excluding goodwill	1,704,307
Goodwill	3,137,125
Total consideration	$4,841,432

ONE STOP SYSTEMS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Quarter Ended September 30, 2018

The determination of fair value for the identifiable net assets acquired in the acquisition was determined by management and considered the results of a third-party appraisal of the fair value of equipment purchased. Management estimates that any residual value from the intangible assets listed above will not be significant. On the acquisition date, goodwill of $3,137,125 and other intangible assets of $1,770,000 were recorded. The business combination is considered a tax-free reorganization under Section 368(a) under the Internal Revenue Code.

As of the date of this report, management is still in the process of determining the final accounting related to the CDI transaction.  Because management’s analysis has not yet been completed, the Company’s determination of the purchase price and the resulting purchase price allocation is preliminary.

The Company incurred $198,893 in accounting and legal fees related to the acquisition of CDI.  The amount attributable to the Company has been included in general and administrative expenses in the accompanying consolidated statements of operation for the three and nine month periods ended September 30, 2018.

The amount of revenue and net loss of CDI included in the Company’s consolidated statements of operations for the three and nine month and periods ended September 30, 2018 was $187,702 and ($65,753), respectively.  The following unaudited consolidated pro forma information presents the results of operations for the nine month period ended September 30, 2018 and for the year ended December 31, 2017 as if the acquisition occurred on January 1, 2017.

	Nine Months Ended September 30, 2018	Year Ended December 31, 2017
Revenue	$25,056,963	$31,418,213
Net (loss) income	$(866,063)	$596,637

Acquisition-related pro forma net (loss) income per share attributable to common stockholders
Basic	$(0.07)	$0.09
Diluted	$(0.07)	$0.05

Definite lived intangible assets as of September 30, 2018:
	Expected Life	Remaining Life	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Customer lists and relationships	60 months	59 months	$1,470,000	$(24,500)	$1,445,500
Trade name	24 months	23 months	100,000	(4,167)	95,833
Non-compete	36 months	35 months	200,000	(5,556)	194,444
			$1,770,000	$(34,222)	$1,735,778

The amortization expense of the definite lived intangible assets for the years remaining is as follows:

2018	2019	2020	2021	2022	Thereafter	Total
$102,667	$410,667	$394,000	$338,444	$294,000	$196,000	$1,735,778

ONE STOP SYSTEMS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Quarter Ended September 30, 2018

Amortization expense recognized during the three month and nine periods ended September 30, 2018 was $34,222.

NOTE 4 – ACCOUNTS RECEIVABLE

Accounts receivable, net consists of the following:

	September 30,	December 31,
	2018	2017
Accounts receivable	$8,144,255	$5,194,831
Unbilled receivable	31,836	-
	8,176,091	5,194,831
Less: allowance for doubtful accounts	(97,784)	(2,101)
	$8,078,307	$5,192,730

Unbilled receivable includes amounts associated with percentage-of-completion accounting, which includes cost and gross profit earned in excess of billing, not currently billable due to contractual provisions. Provision for bad debt expense related to accounts receivable was $(3,638) and $-0- for the three month periods ended September 30, 2018 and 2017, respectively, and $90,793 and $(453) for the nine month periods ended September 30, 2018 and 2017, respectively.

NOTE 5 – INVENTORIES

Inventories, net consist of the following:

	September 30,	December 31,
	2018	2017
Raw materials	$1,999,553	$2,079,589
Sub-assemblies	1,209,688	2,417,095
Work-in-Process	242,315	-
Finished Goods	90,949	-
	3,542,505	4,496,684
Less: reserves for obsolete and slow-moving inventories	(133,594)	(800,354)
	$3,408,911	$3,696,330

NOTE 6 – PROPERTY AND EQUIPMENT

Property and equipment, net consist of the following:

	September 30,	December 31,
	2018	2017
Computers and computer equipment	$1,150,567	$936,317
Furniture and office equipment	196,603	161,434
Manufacturing equipment and engineering tools	2,115,307	2,041,238
Leasehold improvements	166,624	131,188
	3,629,101	3,270,177
Less: accumulated depreciation and amortization	(2,072,160)	(1,688,363)
	$1,556,941	$1,581,814

ONE STOP SYSTEMS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Quarter Ended September 30, 2018

Depreciation and amortization expense related to property and equipment was $180,663 and $117,588 for the three month periods ended September 30, 2018 and 2017, respectively, and  $511,833 and $301,988 for the nine month periods ended September 30, 2018 and 2017, respectively.

NOTE 7 – ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consist of the following:

	September 30,	December 31,
	2018	2017
Accrued compensation and related liabilities	$661,254	$457,152
Deferred revenue and customer deposits	1,139,681	1,033,845
Warranty reserve	59,270	56,774
Other accrued expenses	107,099	386,206
	$1,967,304	$1,933,977

NOTE 8 – DEBT

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

ONE STOP SYSTEMS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Quarter Ended September 30, 2018

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

Total debt discount amortization was $0 and $5,959 for the three month periods ended September 30, 2018 and 2017 respectively, and $24,830 and $17,878 for the nine month periods ended September 30, 2018 and 2017, respectively.  Debt discount amortization is included in interest expense in the accompanying consolidated statements of operations.

NOTE 9 – STOCKHOLDERS’ EQUITY

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

ONE STOP SYSTEMS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Quarter Ended September 30, 2018

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

Exercise of Stock Options

The Company issued 354,947 shares of common stock for proceeds of $64,454 in cash related to the exercise of stock options during the nine month period ended September 30, 2018.  Of the total shares issued, 286,409 shares of common stock were issued as a cashless exercise of stock options.

Preferred Stock

Preferred Stock may be issued from time to time in one or more series, each of these series to have such terms as stated or expressed in resolutions providing for the issue of such series adopted by the Board of Directors.  Since February 1, 2018, there has been no outstanding preferred stock.

ONE STOP SYSTEMS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Quarter Ended September 30, 2018

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

ONE STOP SYSTEMS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Quarter Ended September 30, 2018

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

A summary of stock option activity under the plans during the nine month period ended September 30, 2018 is as follows:

	Stock Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2018	2,379,444	$1.00	5.30	$15,472,456
Granted	113,000	$3.84
Forfeited / Cancelled	(194,582)	$0.88
Exercised	(428,954)	$0.86
Outstanding at September 30, 2018	1,868,908	$1.21	5.56	$4,703,975
Exercisable at September 30, 2018	1,509,618	$0.92	4.77	$4,228,179
Vested and expected to vest at September 30, 2018	1,858,687	$1.20	5.54	$4,694,024

The following table presents details of the assumptions used to calculate the weighted-average grant date fair value of common stock options granted by the Company during the nine month periods ended September 30, 2018 and 2017 .

	For the Nine Months Ended September 30,
	2018	2017
Expected term (in years)	5.81 - 5.88	5.32 - 5.88
Expected volatility	45.9 - 46.0%	43.5 - 43.8%
Risk-free interest rate	2.71 - 2.76%	1.86 - 2.07%
Weighted average grant date fair value per share	1.80	$0.85
Grant date fair value of options vested	$1,387,600	$1,374,421
Intrinsic value of options exercised	$1,512,110	$149,256

ONE STOP SYSTEMS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Quarter Ended September 30, 2018

As of September 30, 2018, the amount of unearned stock-based compensation estimated to be expensed during the remainder of 2018 through 2020 related to unvested common stock options is $356,431, net of estimated forfeitures. The weighted-average period over which the unearned stock-based compensation is expected to be recognized is 2.25 years.

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

Restricted Stock Units

Restricted stock units may be granted at the discretion of the compensation committee of the Board of Directors under the “2017 Plan” in connection with the hiring and retention of personnel and are subject to certain conditions.  Restricted stock units generally vest quarterly over a period of three years and are typically forfeited if employment is terminated before the restricted stock unit vest.  The compensation expense related to the restricted stock units is calculated as the fair value of the stock on the grant date and is adjusted for estimated forfeitures.

The Company’s restricted stock unit activity for the nine months ended September 30, 2018 is as follows:

	Restricted Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at January 1, 2018	-	$-
Granted	225,000	$930,200
Vested	(38,751)	$(160,258)
Cancelled	(7,500)	$(31,275)
Unvested at September 30, 2018	178,749	$738,667

As of September 30, 2018, there was $609,141 of unrecognized compensation cost related to unvested restricted stock units which is expected to be recognized over a weighted average period of 2.04 years.

Stock-based compensation expense for the three and nine month periods ended September 30, 2018 and 2017 was comprised of the following:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Stock-based compensation classified as:
Cost of revenue	$6,595	$2,821	$13,058	$2,821
General and administrative	185,624	27,189	312,065	73,295
Marketing and selling	12,460	6,867	23,275	18,362
Research and development	10,167	6,743	26,582	9,772
	$214,846	$43,620	$374,979	$104,250

ONE STOP SYSTEMS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Quarter Ended September 30, 2018

Warrants

The following table summarizes the Company’s warrant activity during the nine month period ended September 30, 2018:

	Number of Shares	Weighted Average Exercise Price
Warrants outstanding – January 1, 2018	198,996	$1.11
Warrants granted	380,000	6.00
Warrants exercised	-	-
Warrants outstanding – September 30, 2018	578,996	$4.32

In connection with the Company’s initial public offering, the Company issued warrants to purchase 380,000 shares of common stock, as described above.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Legal

From time to time the Company is subject to various legal claims and proceedings arising in the ordinary course of business.  In the opinion of management, after consultation with legal counsel, the ultimate disposition of any such matters as of September 30, 2018, will not have a materially adverse effect on the unaudited consolidated financial position or results of operations of the Company.

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

Leases

The Company leases its offices, manufacturing, and warehouse facilities in San Diego County under non-cancelable operating leases that expired in August 2018.  Effective September 1, 2018, the Company renewed this lease for an additional six years and took on additional space to accommodate growth and consolidate San Diego based facilities. Additionally, CDI is the lessee of approximately 12,000 square feet located in Irvine, California.  The Company also leases a small office near Munich, Germany for GmbH and an office located in Utah County.

Rent expense was $163,392 and $138,951 for the three month periods ended September 30, 2018 and 2017, respectively and $459,953 and $356,187 for the nine month periods ended September 30, 2018 and 2017, respectively.

ONE STOP SYSTEMS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Quarter Ended September 30, 2018

NOTE 11 – RELATED PARTY TRANSACTIONS

Board of Directors fees paid by the Company, including stock-based compensation was $26,392 and $37,650, for the three-month periods ended September 30, 2018 and 2017, respectively and $126,859 and $107,896, for the nine-month periods ended September 30, 2018 and 2017, respectively.  Such amounts are included in general and administrative expenses in the accompanying consolidated statements of operations.

The Company has engaged a related-party advertising company whose president is a member of the Board of Directors of the Company.  Amounts paid for services are included in marketing and selling expense in the accompanying consolidated statements of operations.  Total fees paid were $9,000 and $7,500 for the three month periods ended September 30, 2018 and 2017, respectively and $25,000 and $32,050, for the nine month periods ended September 30, 2018 and 2017, respectively.

The Company has engaged a related-party law firm (a principal of that firm owns shares in the Company) to provide legal services. Legal fees paid to this firm were $154,088 and $18,415 for the three month periods ended September 30, 2018 and 2017, respectively and $196,178 and $80,121, for the nine month periods ended September 30, 2018 and 2017, respectively.  Such fees are included in general and administrative expenses in the accompanying consolidated statements of operations.

The Company has an agreement with an employee to provide additional services for website site hosting and certain other technology related matters.  Fees paid to this employee were $2,866 and $0, for the three month periods ended September 30, 2018 and 2017, respectively and $9,357 and $0, for the nine month periods ended September 30, 2018 and 2017, respectively.

Interest expense on all related-party notes payable for the three month periods ended September 30, 2018 and 2017 was $0 and $6,087, respectively and $16,599 and $20,979 for the nine month periods ended September 30, 2018 and 2017, respectively.

Effective August 1, 2016, the Company entered into a management services agreement with a company owned by the former Chief Executive Officer of Magma.  The agreement calls for payments of $180,000 per year for the first two years paid in monthly installments.  In year three, the amount is reduced to $37,500 for the year paid in monthly installments.  Additionally, the Company granted 30,000 options in conjunction with execution of this agreement.  Payments were $21,250 and $45,000 for the three month periods ended September 30, 2018 and 2017, respectively and were $111,250 and $135,000, for the nine month periods ended September 30, 2018 and 2017, respectively.

ONE STOP SYSTEMS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Quarter Ended September 30, 2018

NOTE 12 – UNAUDITED NET (LOSS) INCOME PER SHARE

Net (Loss) Income Per Share

Basic and diluted net (loss) income per share was calculated as follows for the three and nine month periods ended September 30, 2018 and 2017 (unaudited):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Basic and diluted net income (loss) per share attributable to common stockholders:
Numerator:
Net income (loss) attributable to common stockholders	$1,281,290	$(119,160)	$(1,015,950)	$217,296
Denominator:
Weighted average common shares outstanding - basic	13,208,864	5,414,637	12,052,175	5,429,997
Effect of dilutive securities	1,340,490	-	-	4,110,493
Weighted average common shares outstanding - diluted	14,549,354	5,414,637	12,052,175	9,540,490
Net income (loss) per common share attributable to common stockholders:
Basic	$0.10	$(0.02)	$(0.08)	$0.04
Diluted	$0.09	$(0.02)	$(0.08)	$0.02

NOTE 13 – FAIR VALUE MEASUREMENTS

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

ONE STOP SYSTEMS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Quarter Ended September 30, 2018

NOTE 14 – SEGMENT AND GEOGRAPHIC INFORMATION

The Company operates in two reportable segments: the design and manufacture of high-performance computer systems and components and the CDI segment is not reported separately in the accompanying condensed financial statements, as this segment did not meet the quantitative thresholds established in ASC 280. The Company evaluates financial performance on a company-wide basis.

To date, a majority of the Company’s international sales relate to shipments of products to its U.S. customers’ international manufacturing sites or third‑party hubs. Net product sales derived from shipments to international destinations, primarily to the United Kingdom (including foreign subsidiaries of customers that are headquartered in the United States) represented 49% and 55% of the Company’s net product sales during the nine month periods ended September 30, 2018 and 2017, respectively. All of the Company’s net product sales to date have been denominated in U.S. dollars. As of September 30, 2018, substantially all long-lived assets were located in the United States of America.

NOTE 15 – SUBSEQUENT EVENTS

On October 3, 2018, the Company filed a Form S-8 relating to the 3,432,525 shares of the Company’s common stock, par value $0.0001 per share issuable to the employees, officers, directors, consultants and advisors of the Company under the Company’s 2017 Plan, 2015 Plan, 2011 Plan, and 2000 Plan.

On October 31, 2018, the Company’s wholly-owned German subsidiary, OSS GmbH, acquired 100% of the outstanding stock of Bressner Technology GmbH, a Germany limited liability company located near Munich, Germany, from its principal owners for cash consideration of €4,725,000 (US$5,362,875) and stock consideration of 106,463 newly-issued restricted shares of the Company’s common stock.

The Company has evaluated subsequent events after the condensed consolidated balance sheet date of September 30, 2018 through the date of filing.  Based upon its evaluation, management has determined that, other than as disclosed in the accompanying notes, no subsequent events have occurred that would require recognition in the accompanying consolidated financial statements or disclosure in the notes thereto.

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

On July 30, 2018, the Company entered into a lease modification whereby the term of the lease for its principal location was extended nine additional years with additional space which increased the size of the facility by 6,121 square feet.  The new lease will be effective September 1, 2108.

On August 31, 2018, the Company acquired 100% of the outstanding common stock of Concept Development Inc., in exchange for cash, and common stock.

On October 31, 2018, the Company’s wholly-owned German subsidiary, OSS GmbH, acquired 100% of the outstanding stock of Bressner Technology GmbH, a Germany limited liability company located near Munich, Germany, from its principal owners for cash consideration of €4,725,000 (US$5,362,875) and stock consideration of 106,463 newly-issued restricted shares of the Company’s common stock.

Components of Results of Operations

Revenue

We derive revenue from the sale of our hardware products and, to a lesser extent, support and engineering services. Provided that all other revenue recognition criteria has been met, we typically recognize revenue upon shipment, as title and risk of loss are transferred to customers and channel partners at that time. Products are typically shipped directly to our customers, or in some cases to our international distributors.  These international distributors assist with import regulations, currency conversions and local language, but do not stock our inventory.  Our product revenues vary from period to period based on, among other things, the customer orders received and our ability to produce and deliver the ordered products. Customers often specify requested delivery dates that coincide with their need for our products.

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

Revenues on certain fixed-price contracts where we provide engineering services, prototypes and completed products are recognized over the contract term based on the percentage of completion based upon milestones delivered that are provided during the period and compared to the total estimated development and milestone goals to be provided over the entire contract. These services require that we perform significant, extensive and complex design, development, modification or implementation of our customers’ systems. Performance will often extend over long periods of time, and our right to receive future payment depends on our future performance in accordance with the agreement.

The percentage-of-completion methodology involves recognizing probable and reasonably estimable revenue using the percentage of services completed, on a current cumulative cost to estimate total cost basis, using a reasonably consistent profit margin over the period. Due to the long-term nature of these projects, developing the estimates of costs often requires significant judgment. Factors that must be considered in estimating the progress of work completed and ultimate cost of the projects include, but are not limited to, the availability of labor and labor productivity, the nature and complexity of the work to be performed and the impact of delayed performance. If changes occur in delivery, productivity or other factors used in developing the estimates of costs or revenues, we revise our cost and revenue estimates, which may result in increases or decreases in revenues and costs, and such revisions are reflected in income in the period in which the facts that give rise to that revision become known. Related billings that are in excess of revenue earned are deferred and recorded as a liability on the balance sheet until the related services are provided.  The Company recognizes revenues for non-refundable, upfront implementation fees on a straight-line basis over the period beginning with initiation of ongoing services through the end of the contract term.

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

Marketing and Selling - Sales and marketing expense consists primarily of employee compensation and related expenses, sales commissions, marketing programs, travel and entertainment expenses as well as allocated overhead. Marketing programs consist of advertising, tradeshows, events, corporate communications and brand-building activities. We expect sales and marketing expenses to increase in absolute dollars as we expand our sales force, increase marketing resources, and further develop sales channels.

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

(Benefit) provision for income taxes

The benefit or provision for income taxes consists of estimated current and deferred income taxes due to the United States government and to the state tax authorities in jurisdictions in which we conduct business.

Results of Operations – For the Three and Nine Month Periods Ended September 30, 2018 and 2017

Results of operations for the three and nine month periods ended September 30, 2018 and 2017 includes operating results for the acquired Magma business that was acquired on July 16, 2016, a 50% owned consolidated joint venture, SkyScale, LLC, which began operation in April 2017, the purchase of the Ion business from Western Digital on July 1, 2017 and Concept Development Inc., which was acquired on August 31, 2018.

Accordingly, the periods presented in this quarterly report are not directly comparable.  After the completion of four comparative quarters, these businesses for both revenue and expense reporting will be treated as organic operating activity for current and comparable historical periods.  The following tables set forth our results of operations for the three and nine month periods ended September 30, 2018 and 2017 respectively, presented in dollars and as percentage of net revenue.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Net revenue	$9,633,338	$6,660,614	$22,645,715	$20,485,376
Cost of revenue	6,463,227	4,669,947	15,622,557	13,770,177
Gross margin	3,170,111	1,990,667	7,023,158	6,715,199
Operating expenses:
General and administrative	1,558,930	893,554	3,729,530	2,549,084
Marketing and selling	996,495	682,042	2,567,984	2,140,858
Research and development	894,744	551,070	2,826,149	1,744,053
Total operating expenses	3,450,169	2,126,666	9,123,663	6,433,995
(Loss) income from operations	(280,058)	(135,999)	(2,100,505)	281,204
Other income (expense):
Interest expense	(160)	(51,645)	(55,821)	(144,157)
Other, net	(25,519)	9,771	96,520	8,609
Total other income (expense), net	(25,679)	(41,874)	40,699	(135,548)
(Loss) income before provision for income taxes	(305,737)	(177,873)	(2,059,806)	145,656
Provision for income taxes	(1,447,561)	23,869	(674,809)	133,468
Net (loss) income	$1,141,824	$(201,742)	$(1,384,997)	$12,188
Net loss attributable to noncontrolling interest	$(139,466)	$(82,582)	$(369,047)	$(205,108)
Net (loss) income attributable to common stockholders	$1,281,290	$(119,160)	$(1,015,950)	$217,296

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	67.1%	70.1%	69.0%	67.2%
Gross margin	32.9%	29.9%	31.0%	32.8%
Operating expenses:
General and administrative	16.2%	13.4%	16.5%	12.4%
Marketing and selling	10.3%	10.2%	11.3%	10.5%
Research and development	9.3%	8.3%	12.5%	8.5%
Total operating expenses	35.8%	31.9%	40.3%	31.4%
(Loss) income from operations	-2.9%	-2.0%	-9.3%	1.4%
Other income (expense):
Interest expense	0.0%	-0.7%	-0.2%	-0.7%
Other, net	-0.3%	0.1%	0.4%	0.0%
Total other income (expense), net	-0.3%	-0.5%	0.2%	-0.7%
(Loss) income before provision for income taxes	-3.2%	-2.7%	-9.1%	0.7%
Provision (benefit) for income taxes	-15.0%	0.4%	-3.0%	0.7%
Net (loss) income	11.9%	-3.0%	-6.1%	0.1%
Net loss attributable to noncontrolling interest	-1.4%	-1.2%	-1.5%	-1.0%
Net (loss) income attributable to common stockholders	13.3%	-1.8%	-4.5%	1.1%

Comparison of the three and nine month periods ended September 30, 2018 and 2017

Net revenue

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Revenues:	2018	2017	2018	2017
Organic	$9,297,121	$6,448,577	$21,830,716	$20,273,339
Acquired	336,217	212,038	814,999	212,038
	$9,633,338	$6,660,614	$22,645,715	$20,485,376

Organic	96.51%	96.82%	96.40%	98.96%
Acquired	3.49%	3.18%	3.60%	1.04%
	100.00%	100.00%	100.00%	100.00%

For the three-month period ended September 30, 2018, total revenue increased $2,972,724 or 44.6%, as compared to the same period in 2017. The increase in revenue was primarily driven by OSS with an increase of $2,848,545 or 42.8 percentage points of the total increase in revenue.  This increase was attributable mainly to increased sales of flash arrays on our airborne military contract and improvement in sales to our OEM media and entertainment customers. Ion and SkyScale saw a reduction in revenue in the comparative period of ($63,523) or (1.0%) percentage point reduction which was offset by a contribution of revenue from CDI of $187,702 or 2.8 percentage points of the change for the period as compared to the same period in 2017.

For the nine-month period ended September 30, 2018, total revenue increased $2,160,339 or 10.5%, as compared to the same period in 2017. The increase in revenue was primarily driven by OSS with an increase of $1,557,377 or 7.6 percentage points of the total increase in revenue.  This increase was attributable mainly to increased sales of flash arrays on our airborne military contract and improvement in sales to our OEM media and entertainment customers. Ion contributed additional revenue of $284,406 or 1.4 percentage points of the change for the period and SkyScale contributed $130,854 or 0.6 percentage points and CDI contributed $187,702 or 0.9 percentage points of the change in revenue as compared to the same period in 2017.

Cost of revenue and gross margin

Cost of revenue increased by $1,793,280 or 38.4%, for the three-month period ended September 30, 2018 as compared to the same period in 2017. The increase in cost of revenue was primarily driven by an increase in OSS cost of sales of $1,513,020 or 32.4 percentage points of the total increase.  This increase was attributable mainly to increased sales of flash arrays on our airborne military contract and improvement in sales to our OEM media and entertainment customers and an increase in applied labor and overhead to cost of goods sold of $586,473 based upon an evaluation as of September 30, 2018, of labor and overhead costs and allocations.  Ion saw a reduction in costs of revenue of ($123,705) or (2.6) percentage points and SkyScale had an increase of $236,548 or 5.0 percentage points which resulted in cost of revenue exceeding generated revenue due to underutilization during the ramp-up stage of this development stage business.  CDI contributed $167,417 in costs or 3.6 percentage points of the increase.

The overall gross margin percentage increased from 29.9% during the three-month period ended September 30, 2017 to 32.9% during the three-month period ended September 30, 2018, an increase of 3.0 percentage points.  The increase is attributable to the core business of OSS of the sale of flash array systems and custom servers.  OSS gross margin percentage for the quarter was 35.5% which includes the revaluation of labor and overhead costs and allocations applied to inventory as of September 30, 2018, which eroded the OSS’s gross margin by approximately 6.0 percentage points.  SkyScale contributed negative gross margin which eroded the overall margin by (2.4) percentage points as a result of underutilization of resources and generating no revenue, Ion and CDI contributed margin percentage at the rate of 55.7% and 10.8% .

Cost of revenue increased by $1,852,380 or 13.5%, for the nine-month period ended September 30, 2018 as compared to the same period in 2017. Cost of revenue for OSS increased $1,226,372 or 8.9 percentage points of the overall increase as a result of sales of flash arrays on our airborne military contract and improvement in sales to our OEM media and entertainment customers as well as revaluation of labor and overhead costs and allocations applied to inventory of $957,693 based upon an evaluation of applied labor and overhead costs as of September 30, 2018.  SkyScale contributed $495,471 of costs or 3.6 percentage points with CDI contributing $167,417 or1.2 percentage points as compared to the same period in 2017.  Ion saw a minimal reduction in cost of revenue of (0.2) percentage points.

Total gross margin percentage decreased from 33.8% during the nine-month period ended September 30, 2017 to 31.0% during the nine-month period ended September 30, 2018, a decrease of (2.8) percentage points.  The decrease in overall gross margin is predominately attributable to the inclusion of SkyScale which contributed negative gross margin of (1.6) percentage points of the change as a result of underutilization of resources and slow development of revenue.  Additionally increases in OSS reserves for inventory obsolescence of $283,633 as a result of a detailed analysis of excess or slow-moving inventories and revaluation of labor and overhead applied to inventory further eroded overall margins by (5.4) percentage points.  These reductions were offset by favorable margin on the sale of OSS product on our flash array military program.

Operating expenses

General and administrative expense

General and administrative expense increased $665,375, or 74.5.5%, for the three-month period ended September 30, 2018, as compared to same period in 2017.  OSS contributed $829,529 or 124.6% of the total increase in these expenses.  The increase in general and administrative expense increased primarily due to acquisition fees of $305,574 incurred in the acquisition of CDI and other anticipated acquisitions, increased third party service costs associated with being a public company which includes legal and accounting costs, insurance, listing fees and reporting and compliance costs.  Additionally there was a minimal increase in salaries.  SkyScale and Ion had reductions of ($135,111) or (20.3%) and ($70,673) or (10.6%), respectively of the overall increase as a result of more costs being allocated to cost of revenue rather than general and administrative expenses. CDI contributed $41,630 or 6.3% of the increase.  Overall general and administrative expenses increased as a percentage of revenue to 16.2% during the three-month period ended September 30, 2018 as compared to 13.4 % during the same period in 2017.

General and administrative expense increased $1,180,446, or 46.3%, for the nine-month period ended September 30, 2018, as compared to same period in 2017.  OSS contributed $1,301,876 or 110.3% of the total increase in these expenses.  The increase in general and administrative expense increased primarily due to acquisition fees of $306,741 incurred in the acquisition of CDI and other anticipated acquisitions, increased third party service costs associated with being a public company which includes legal and accounting costs, insurance, listing fees and reporting and compliance costs.  Additionally there was a minimal increase in salaries.  SkyScale and Ion had reductions of ($92,659) or (7.8%) and ($70,401) or (6.0%), respectively of the overall increase as a result of more costs being allocated to cost of revenue rather than general and administrative expenses.  CDI contributed $41,630 or 3.5% of the increase.  Overall general and administrative expenses increased as a percentage of revenue to 16.5% during the nine-month period ended September 30, 2018 as compared to 12.4 % during the same period in 2017.

Marketing and selling expense

Marketing and selling expense increased $314,453 or 46.1% during the three-month period ended September 30, 2018, as compared to the same period in 2017.  OSS had an increase of $214,289 or 68.2% of the total increase.  SkyScale and Ion had increases of $18,022 or 5.7% and $77,624 or 24.7%, respectively of the overall increase.  CDI contributed $4,518 or 1.4% of the increase. The increases in expenses associated with marketing and selling expense is primarily attributable to increased commissions to third parties for sales of flash array systems, tradeshows and brand awareness advertising.   Overall, total marketing and selling expense increased as a percentage of revenue to 10.8% during the three-month period ended September 30, 2018 as compared to 10.2% during the same period in 2017.

Marketing and selling expense increased by $427,126 or 19.9% during the nine-month period ended September 30, 2018, as compared to the same period in 2017.  OSS had an increase of $205,297 or 48.1% of the total increase.  SkyScale and Ion had increases of $70,322 or 16.5% and $146,989 or 34.4%, respectively of the overall increase.  CDI contributed $4,518 or 1.0% of the increase. The increases in expenses associated with marketing and selling expense is primarily attributable to increased commissions to third parties for sales of flash array systems, tradeshows and brand awareness advertising. Overall, total marketing and selling expense increased as a percentage of revenue to 11.3% during the nine-month period ended September 30, 2018 as compared to 10.5% during the same period in 2017.

Research and development expense

Research and development expense increased by $343,674 or 62.43% during the three-month period ended September 30, 2018 as compared to same period in 2017. OSS saw a reduction of ($93,983) or (27.4%) with Ion having an increase of $397,610 or 115.7% of the overall increase.  CDI contributed $40,047 or 11.7% of the increase.  These expenses are mainly compromised of salary and related costs and professional consulting services attributable to continued development of new and enhanced product offerings.  Overall, total research and development expense increased as a percentage of revenue to 9.3% during the three-month period ended September 30, 2018 as compared to 8.3% during the same period in 2017.

Research and development expense increased by $1,082,096 or 62.0% during the nine-month period ended September 30, 2018 as compared to same period in 2017.  OSS saw an increase of $143,223 or 13.2% with Ion software development contributing $898,826 or 83.1%.   CDI contributed $40,047 or 3.7% of the increase.  These expenses are mainly compromised of salary and related costs and professional consulting services attributable to continued development of new and enhanced product offerings.  Overall, total research and development expense increased as a percentage of revenue to 12.5% during the nine-month period ended September 30, 2018 as compared to 8.5% during the same period in 2017.

Interest expense

Interest expense decreased $51,485 or 99.7% for the three-month period ended September 30, 2018, as compared to same period in 2017 as there was very little debt outstanding during the quarter and there is no outstanding indebtedness as of the end of the current period.

Interest expense decreased $88,336 or 61.3% for the nine-month period ended September 30, 2018, as compared to same period in 2017.   Interest expense includes $18,871 of the remaining non-cash amortization of warrant discounts issued in conjunction with debt offerings. This increase was offset by a reduction in interest expense as a result of paying-off the bank line of credit as of February 5, 2018 and paying off all previously remaining outstanding notes payable in February 2018 with proceeds from the IPO.

Other income (expense), net

Other income (expense), decreased $35,290 during the three-month period ended September 30, 2018 as compared to the same period in 2017 attributable to other income earned through data mining of digital currencies by SkyScale utilizing any excess server capacity due to unsold time on the systems being offset by a loss on sale of equipment by Ion of $47,490.

Other income (expense), increased $87,910 during the nine-month period ended September 30, 2018 as compared to the same period in 2017 attributable to settlement of outstanding obligations and other income earned through data mining of digital currencies by SkyScale utilizing any excess server capacity due to unsold time on the systems.  This income was offset by a loss on sale of equipment by Ion of $47,490.

Provision for income taxes

We have recorded an income tax benefit of $1,447,561 and $674,809 for the three and nine-month periods ended September 30, 2018, respectively as compared to an income tax provision of $23,869 and $133,468, respectively for the same periods in 2017.  This resulted in an estimated year-to-date effective tax rate of 39.9% and 91.6% for the 2018 and 2017, respectively.

The lower effective tax rate as of September 30, 2018 resulted primarily from the new tax law enacted on December 22, 2017.  In fiscal 2017, President Trump signed into law H.R. 1, “An Act to provide for reconciliation pursuant to titles II and V of the concurrent resolution on the budget for fiscal year 2018” (this legislation was formerly called the “Tax Cuts and Jobs Act” and is referred to herein as the “Tax Act”). The Tax Act provides for significant changes in the U.S. Internal Revenue Code of 1986, as amended. The Tax Act contains provisions with separate effective dates but is generally effective for taxable years beginning after December 31, 2017. Also, under the Tax Act, the Domestic Production Activities Deduction was repealed for tax years beginning after December 31, 2017, reducing the effective tax rate for 2018.

In addition, the Company's effective tax rate was impacted by the forecasted pretax loss for 2018.  The shift from pretax income in 2017 to pretax loss in 2018, resulted in a collective decrease to the Company's effective tax rate with respect to the adjustments for the Company's noncontrolling 50% ownership in SkyScale, LLC, research and development credits generated in the current year and additional equity compensation expense recognized related to the exercise of nonqualified stock options.

Liquidity and capital resources

During the nine-month period ended September 30, 2018, our primary sources of liquidity came from our initial public offering from which we received net proceeds of $17,950,000 and existing cash.  Based on our current plans and business conditions, we believe that existing cash and cash generated from operations will be sufficient to satisfy our anticipated cash requirements for at least the next twelve months.

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

The following table summarizes our cash flows for the nine month periods ended September 30, 2018 and 2017:

	For The Nine Month Periods ended September 30,
Cash flows:	2018	2017
Net cash (used in) provided by operating activities	$(5,134,965)	$301,120
Net cash used in investing activities	$(553,149)	$(117,523)
Net cash provided by financing activities	$12,559,625	$295,110

Operating Activities

During the nine-month period ended September 30, 2018, we used $5,134,965 in cash in operating activities, an increase in the use of cash of $5,436,086 when compared to the cash generated by operating activities of $301,120 during the same period in 2017. The decrease in cash generated by operating activities was primarily a result of a decrease in net income, offset by increases in non-cash adjustments and an increase in working capital.  During the nine-month periods ended September 30, 2018 and 2017 respectively, net loss adjusted for non-cash expenditures was $(466,736) in 2018 as compared to ($340,861) in 2017, a decrease of $125,875.   Additionally, working capital requirements increased $5,310,210 attributable to working capital requirements for accounts receivable, prepaid expenses, accounts payable and accrued expenses of $5,510,410 which was offset by a $200,200 in decrease in working capital requirement attributable to inventories for the comparable period.

Our ability to generate cash from operations in future periods will depend in large part on our profitability, the rate and timing of collections of our accounts receivable, our inventory turns and our ability to manage other areas of working capital.

Investing Activities

During the nine-month period ended September 30, 2018, we used cash of $553,149 in investing activities as compared to $117,523 used during the same period in 2017, an increase of $435,626. The difference is mainly attributable to the acquisition of CDI which utilized a net of $507,125 in cash which is offset by differences in the timing of when equipment is acquired. We do not anticipate any significant purchases of equipment beyond that which is anticipated for use in the normal course of our core business activity. As part of our business and operational strategy we anticipate that acquiring additional companies will be a core component of our growth and development for which cash will be part of the investment consideration used for acquisitions.

Financing Activities

During the nine-month period ended September 30, 2018, we generated $12,559,626 from financing activities as compared to the cash provided by financing activities of $295,110 during the same period in 2017.  During the nine month period ended September 30, 2018, we received proceeds from the sale of common stock in our initial public offering of $19,500,000 which was offset by our stock issuance costs for commissions and third party professional services.  We also received $64,454 from the exercise of employee stock options.  With the proceeds from our initial public offering we paid off our bank line of credit and retired all outstanding debt obligations so that the Company is debt free.  Additionally, as part of the acquisition of CDI the Company assumed the obligation of a working capital loan in the amount of $370,096 which was subsequently paid in full.  We also incurred certain employee costs associated with the exercise of employee stock option which were consummated on a net exercise basis.

Non-GAAP Financial Measures

We believe that the use of Adjusted Earnings before Interest, Taxes, Depreciation and Amortization, or Adjusted EBITDA, is helpful to assess the Company’s financial performance.  We define Adjusted EBITDA as net income attributable to common stock holders before depreciation and amortization, amortization of deferred debt discount and deferred gain, loss on disposal of property and equipment, stock-based compensation, interest expense, the provision for income taxes and non-recurring acquisition expenses.

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

Our Adjusted EBITDA measure may not provide information that is directly comparable to that provided by other companies in our industry, as other companies in our industry may calculate non-GAAP financial results differently, particularly related to non-recurring, unusual items. Adjusted EBITDA should not be considered as an alternative to operating income or as an indication of operating performance or any other measure of performance derived in accordance with GAAP. We do not consider Adjusted EBITDA to be a substitute for, or superior to, the information provided by GAAP financial results.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Net income (loss) attributable to common stockholders	$1,281,290	$(119,160)	$(1,015,950)	$217,296
Depreciation and amortization	313,541	219,231	842,034	600,844
Amortization of debt discount	-	5,960	24,830	17,878
Amortization of deferred gain	(54,184)	(28,838)	(111,859)	(28,838)
Loss on disposal of property and equipment	60,642	-	60,642	-
Stock-based compensation expense	214,846	43,620	374,979	104,250
Interest expense	160	51,645	55,821	144,157
Provision for income taxes	(1,447,561)	23,869	(674,809)	133,468
Acquisition expenses	305,574	-	306,741	-
Adjusted EBITDA	$674,308	$196,327	$(137,571)	$1,189,055

Contractual obligations and commitments

The following table sets forth our non-cancellable contractual obligations as of September 30, 2018.

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 Years
Operating leases	$2,580,803	$147,981	$1,607,293	$825,529	$-
Total	$2,580,803	$147,981	$1,607,293	$825,529	$-

All notes payable were paid-off in the month of February 2018, from proceeds from our initial public offering and any subsequent loans that were assumed with an acquisition.  We have made certain indemnities, under which the Company may be required to make payments to an indemnified party, in relation to certain transactions.  We indemnify our directors, officers, employees and agents to the maximum extent permitted under the laws of the State of Delaware.  In connection with our facilities leases, we indemnify our lessors for certain claims arising from the use of our facilities.  Also, in connection with our bank credit agreement, we have agreed to indemnify our lender and others related to the use of the proceeds and other matters.  The duration of the indemnities varies, and in many cases is indefinite.  These indemnities do not provide for any limitation of the maximum potential future payments we could be obligated to make.  Historically, we have not been obligated to make any payments for these obligations and no liabilities have been recorded for these indemnities.

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

Revenues on certain fixed-price contracts where we provide engineering services, prototypes and completed products are recognized over the contract term based on the percentage of completion based upon milestones delivered that are provided during the period and compared to the total estimated development and milestone goals to be provided over the entire contract. These services require that we perform significant, extensive and complex design, development, modification or implementation of our customers’ systems. Performance will often extend over long periods of time, and our right to receive future payment depends on our future performance in accordance with the agreement.

The percentage of-completion methodology involves recognizing probable and reasonably estimable revenue using the percentage of services completed, on a current cumulative cost to estimate total cost basis, using a reasonably consistent profit margin over the period. Due to the long-term nature of these projects, developing the estimates of costs often requires significant judgment. Factors that must be considered in estimating the progress of work completed and ultimate cost of the projects include, but are not limited to, the availability of labor and labor productivity, the nature and complexity of the work to be performed and the impact of delayed performance. If changes occur in delivery, productivity or other factors used in developing the estimates of costs or revenues, we revise our cost and revenue estimates, which may result in increases or decreases in revenues and costs, and such revisions are reflected in income in the period in which the facts that give rise to that revision become known.

Related billings that are in excess of revenue earned are deferred and recorded as a liability on the balance sheet until the related services are provided.  The Company recognizes revenues for non-refundable, upfront implementation fees on a straight-line basis over the period beginning with initiation of ongoing services through the end of the contract term.

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

These assumptions and estimates are as follows:

•

Fair Value of Common Stock.  While we were a privately-held company, our Board of Directors considered numerous objective and subjective factors to determine the fair value of our common stock at each grant date. These factors included, but were not limited to, (i) contemporaneous valuations of common stock performed by unrelated third-party specialists; (ii) the rights, preferences and privileges of our convertible preferred stock relative to those of our common stock; (iii) the lack of marketability of our common stock; (iv) developments in the business; (v) the likelihood of achieving a liquidity event, such as an IPO or a merger or acquisition of our business, given prevailing market conditions; and (vi) the market performance of comparable publicly traded companies.  Since the completion of our IPO, we use the closing quoted price of our common stock on the date of grant.

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

Recent accounting pronouncements

Recent accounting pronouncements are described in Note 2 to our condensed consolidated financial statements included in Part 1, Item 1.

Interest rate risk

Our exposure to interest rate risk is nominal as we currently do not have any debt outstanding.

Concentration of credit risk

Financial instruments that potentially expose us to concentrations of credit risk consist principally of cash, cash equivalents and accounts receivable. We place our cash and cash equivalents with financial institutions with high credit quality. At September 30, 2018, we had $7,057,228 of cash and cash equivalents on deposit or invested with our financial and lending institutions.

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

As of October 31, 2018, as a result of the acquisition of Bressner Technology GmbH, a company located near Munich, Germany, going forward the Company will have exposure to changes in currency rates for the euro in the translation of their financial results into U.S. dollars.

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

There have been changes in our internal control over financial reporting during the quarter ended September 30, 2018, that we believe have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.  There has been improvement to our internal controls as a result of the implementation of the initial steps of our material weaknesses remediation plan which was prepared in response to material weaknesses in our internal control over financial reporting as of December 31, 2017. As defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, a “material weakness” is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Specifically:

(i)	we did not have sufficient segregation of duties within our accounting functions;
(ii)	we lacked appropriate controls to ensure the accuracy of labor and overhead inventory rates as well as excess and obsolescence inventory reserves.

We are in the process of remediating the material weaknesses set forth above. To date we have implemented the following steps in our remediation plan:

•

To address the identified weaknesses surrounding segregation of duties, supervision and expertise, in September 2017, we hired a chief financial officer with appropriate experience applying GAAP technical accounting guidance and have increased the number of hours worked by our contracted accounting personnel who are responsible for the closing process and external financial reporting. In June 2018, we hired a controller for the Company who is responsible for the day-to-day activities and supervision of the Accounting Department.  With the introduction of additional personnel, incompatible functions with respect to the segregation of duties and the recording of a transaction (including the review and approval processes) are being reassigned to different personnel to strengthen the control environment.

•

To remediate the deficiencies in the control environment surrounding inventory and inventory valuation, we have and continue to evolve a new analytical process to identify slow-moving and obsolete inventory as well as formalizing the methodology for application of labor overhead to inventory. We are also strengthening the controls regarding physical verification of inventory on-hand.

•

As of October 31, 2018, the Company has contracted for a new Enterprise Resource Planning (ERP) and accounting system with Infor.  The implementation of this company-wide system will allow the Company to improve management and accounting controls over manufacturing and reporting.  The implementation is expected to be completed by the end of the second quarter of 2019.

Our remediation plan also includes relevant and appropriate training on technical GAAP topics, as well as SEC reporting requirements.

We are continuing the implementation of our remediation plan with continual improvement expected on a quarterly basis during 2018 and 2019. Except for additional personnel costs, we have not incurred any material costs on our remediation plan to date as we have been implementing the plan internally. The capital investment into a new ERP system is expected to cost approximately $600,000.   As we continue to evaluate and take actions to improve our internal control over financial reporting, we may determine to take additional actions to address control deficiencies or determine to modify certain of the remediation measurements that we are anticipating to make which may include retaining a third party to assist with the implementation of our remediation plan. The retention of third party service providers for purposes of remediation may involve us incurring material costs in the future.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On August 31, 2018, pursuant to an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) the Company acquired all of the outstanding common stock of Concept Development, Inc., and issued 1,266,364 shares of newly-issued common stock of the Company as consideration for the transaction.

On October 31, 2018, the Company’s wholly-owned German subsidiary, OSS GmbH, acquired 100% of the outstanding stock of Bressner Technology GmbH, a Germany limited liability company located near Munich, Germany, from its principal owners for cash consideration of €4,725,000 (US$5,362,875) and stock consideration of 106,463 newly-issued restricted shares of the Company’s common stock.

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

Company Name

Date: November 8, 2018	By:	/s/ Steve Cooper
Steve Cooper
Chief Executive Officer and President (Principal Executive Officer)

Date: November 8, 2018	By:	/s/ John W. Morrison Jr.
John W. Morrison Jr.
Chief Financial Officer (Principal Financial and Accounting Officer)