Form 10-K
period 2018-12-31
ONE STOP SYSTEMS, INC.
filed 2019-03-21
CIK 1394056

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _______

Commission File Number 001-38371

One Stop Systems, Inc.

(Exact name of Registrant as specified in its Charter)

Delaware	33-0885351
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2018, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $34,236,900, based on the closing price of the registrant’s common stock on The Nasdaq Capital Market of $4.18 per share.

As of February 28, 2019, the registrant had 14,270,268 shares of common stock (par value $0.0001) outstanding.

One Stop Systems, Inc.

FORM 10-K

For the Fiscal Year Ended December 31, 2018

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

WHERE YOU CAN FIND MORE INFORMATION

We file annual, quarterly and current reports, proxy statements and other information required by the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), with the Securities and Exchange Commission (the “SEC”).  You may read and copy any document we file with the SEC at the SEC’s public reference room located at 100 F Street, N.E. Washington D.C. 20549, U.S.A.  Please call the SEC at 1-800-SEC0330 for further information on the public reference room.  Our SEC filings are also available to the public from the SEC’s internet site at http://www.sec.gov.

On our internet website, http://www.onestopsystems.com, we post the following recent filings as soon as reasonably practicable after they are electronically file with or furnish to the SEC: our annual reports on Form 10-K, our quarterly reports on Form 10-Q our current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act.  The information in or accessible through the SEC and our website are not incorporated into, and are not considered part of, this filing. Further, our references to the URLs for these websites are intended to be inactive textual references only.

PART I

ITEM 1. BUSINESS.

Overview

One Stop Systems (OSS) designs, manufactures and markets specialized high-performance computing modules and systems.  These specialized computers incorporate state-of-the art components and allow our customers to offer high-end computing capabilities (often embedding within their equipment) to their target markets. Our customer applications often require ultra-fast processing power and the ability to quickly access and store ever-growing data sets. We are uniquely positioned as a specialized provider for the high-end of this marketplace providing custom servers, compute accelerators, solid-state storage arrays and system expansion systems. We deliver this high-end technology to our customers through the sale of equipment and embedded software.

The worldwide high-performance computing (HPC) market is expected to grow from $38.4 billion in 2018 to $43.9 billion by 2021, representing a compound annual growth rate (CAGR) of 6.0%. We are establishing a leading position as a provider of specialized servers, compute accelerators and flash storage arrays to the high-end of this growing marketplace. In addition, we are a leading provider of PCIe over cable adapters and expansion systems used worldwide. PCIe is the high performance communication protocol used within servers for Input/Output expansion.  This protocol can also be used between servers and external systems to enable additional expansion at very high performance levels.   OSS systems offer high performance in a physically dense packaging, enabling our customers to build end-user systems that occupy less space and require less power and cooling than conventional systems.

The more GPU compute acceleration and flash-based storage resources available to a server, the faster it can process, store, and retrieve data. In cases where the amount of these resources does not fit within the constraints of a conventional server, PCIe is used to disaggregate the resources into a multi-chassis solution. We have built leading edge expertise in PCIe expansion technology and leveraged it to design and build systems that offer a high quantity and density of GPU compute acceleration, flash storage and other I/O resources.

A key element of our product strategy is technological market leadership. We believe a first-to-market strategy is key to our ability to continue to win significant OEM design wins. As a result, we are continually developing new state-of-the-art products. Our ability to drive the leading edge of technology is enabled by our strong relationships with strategic component manufactures, including NVIDIA (for GPUs), Western Digital (for flash memory) and Broadcom (for PCIe switch components). In each of these cases, OSS has access to product roadmaps and other technical information relating to future technology. Access to this information allows us to begin our design process well before the future components we are designing for even exist. This accelerates our time-to-market and allows us to produce and release state-of-the-art designs well ahead of our competitors.

High-performance computing applications are moving beyond the traditional academic and scientific realms to broad application across the spectrum of vertical markets. These applications include computationally intense areas like artificial intelligence (AI), deep learning, seismic exploration, media and entertainment, test and measurement, medical imaging, genomics, cyber security and defense. We are well positioned to leverage these market trends and capitalize on our unique core competencies in high speed system design. We have a proven track record of delivering first-to-market advanced technologies and have continued to do so recently with high-end GPU accelerators and high-performance flash arrays with light-weight removable high-capacity canisters. These products fit solidly into the emerging markets for specialized high-performance computing.

OSS sells its products worldwide to industry leading customers.  In total, we service over 1,500 customers per year, with major repeat customers including disguise, National Instruments, and Raytheon. We anticipate continued market growth in our target markets and sustaining the ability to increase market share through our leading technology, engineering expertise, supply chain management and go-to-market innovation.

We were originally organized as One Stop Systems, LLC, a California limited liability company in 1998 before converting into One Stop Systems, Inc., a California corporation in 1999. On July 6, 2016, we entered into a Merger Agreement and Plan of Reorganization with Mission Technology Group, Inc. (“Magma”) whereby Magma merged with and into OSS with OSS continuing as the surviving corporation. We reincorporated as a Delaware corporation on December 14, 2017 and began trading as a public company on the Nasdaq Capital Markets on February 1, 2018. On August 31, 2018, we acquired Concept Development Inc., a provider of specialty in-flight entertainment located in Irvine, California.  On October 31, 2018, we acquired Bressner Technology GmbH located near Munich, Germany.  Bressner is a valued-added reseller of high technology hardware.  Our principal executive offices are located at 2235 Enterprise Street, Suite 110, Escondido, California 92029 and our telephone number is (760) 745-9883. Our website address is www.onestopsystems.com. Information contained in, or accessible through, our website is for reference purposes only.

Industry Background

High performance computing refers to computing solutions capable of processing large amounts of data and storing and retrieving that data at speeds 10-1,000 times faster than a typical corporate computer. Increasingly, commercial companies, financial entities, governmental agencies, including the Department of Defense (DoD), and academic institutions are turning to high-performance computing solutions to analyze vast amounts of data to obtain meaningful and actionable insights. Two technologies, GPU compute accelerators and flash memory, enable systems to process and store data at significantly higher rates than traditional systems. By harnessing large quantities of these components, companies can receive necessary data analysis much more quickly. Industry experts typically divide the high-performance computing market into the following categories:

•

Servers – This market represents all high-end servers, which is composed of Supercomputers (>$500,000 per unit), Divisional Servers ($250,000-$500,000), Departmental Servers ($100,000-$250,000), and Workgroup Servers (<$100,000 per unit).

•	Storage – This includes both traditional hard disc drives and flash storage devices.
•	Middleware – A broad category encompassing programming environments, schedulers, and other tools outside the operating system.
•	Applications – Specific applications for high performance computing.
•	Services – All services associated with high performance computing.

Intersect360 Research categorizes and projects sales in the total high-performance computing market.

High Performance Computing Market by Product Category — Total Market Forecast by Economic Sectors ($M)

	2018	2019	2020	2021	CAGR
Servers	12,480	13,072	13,370	14,443	6.53%
Storage	6,460	6,845	7,272	7,772	8.33%
Services	3,939	4,010	4,090	4,174	2.49%
Software	9,502	9,852	10,243	10,775	5.45%
Networks	2,955	3,066	3,190	3,324	5.20%
Cloud	930	1,015	1,108	1,210	12.32%
Other	2,134	2,183	2,238	2,296	3.18%
Total	38,400	40,042	41,871	43,944	5.97%

Source: HPC Advisory Council Website, Market Report, HPC Market Update, Total HPC Market by Revenue, June 2017, Report by Intersect360 Research, authored by Addison Snell, Christopher Willard, Ph.D., and Laura Segervall. (Accessed on July 23, 2017).

The markets for these products are large, and growing. The industry sectors that are currently or anticipated to require high-performance computing systems include:

•	Artificial Intelligence
•	Computer Aided Engineering
•	Test and Measurement
•	Media and Entertainment
•	Economics/Financial
•	Environmental Data Acquisition
•	Geosciences

•	Mechanical Design Defense
•	Government Laboratories
•	Medical Imaging

These industry sectors expect to deploy increasingly faster computing systems to meet industry and competitive goals. GPU computer acceleration and high-density flash storage are key subsets of the high-performance computing market.

GPU Compute Acceleration

The capabilities and speed of GPU accelerated computers are beginning to drive significant advances in AI and machine learning. Massive amounts of data are being collected, stored and analyzed by today’s sophisticated algorithms.   AI and machine learning are poised to transform worldwide business, as advances in computing speed and storage come together to enable businesses to solve complex problems.

High Density Solid-State Storage

The market for flash memory based solid-state storage systems is large and growing. According to a study by MarketsandMarkets, the flash storage market is growing at 9.5% per year and is expected to reach $25.3 billion by 2022. The proliferation of larger and larger databases, virtualized servers, virtual desktop servers, analytic application servers and other server configurations are feeding the need for higher capacity and higher performance storage.

Traditionally, companies have used hard disk drives for their primary storage.  Hard drive based systems are being replaced by flash memory based systems which offer higher capacity, performance and ruggedness.  Flash-based storage systems also consume significantly less power.

Flash-based storage systems are especially useful for many high performance computing applications, which deal with large amounts of data and the need for complex calculations to be completed very rapidly. In these applications, speed and efficiency are paramount. Military systems, for example, generate vast amounts of data using sensor systems, radar systems, and a myriad of other applications. This data needs to be collected, stored, analyzed and acted upon in a real-time environment.

Key Components of Our Business

Product Development

Our systems are built using the latest GPU and flash storage technologies and draw upon years of expertise in designing and manufacturing semi-custom systems for OEMs. We have a history of being first to market with many solutions for emerging technologies. When PCIe was introduced in 2005, we were the first company to produce PCIe over cable adapters allowing system-to-system communication at same speed as internal I/O expansion. Today, we are one of the largest providers of PCIe adapters and expansion components used worldwide.

When GPU technology and solid-state flash were first introduced, we began designing systems that maximized the effectiveness of these technologies. We now produce compute systems with large numbers of GPUs and flash memory to allow faster processing and data storage and retrieval. The more GPUs and flash devices available to a server the faster that system can process and store data.

We use leading edge, state-of-the art components from major technology providers to design purpose-built systems that solve customer problems in an efficient, cost-effective manner. We do not design silicon chips, but instead apply the technology provided by Intel, NVIDIA, Western Digital, Broadcom and others to deliver customer driven designs to provide true value to our customers.

Worldwide Sales

We provide our products on a worldwide basis and are supported through a network of reseller and distribution partners. Sales in North America and Europe are predominately driven by our direct sales force whereas Asian sales are driven through distributors. In June 2015, we formed our wholly-owned subsidiary One Stop Systems, GmbH (“OSS GmbH”), located within the Bressner GmbH facility in Gröbenzell, Germany.

On October 31, 2018, OSS GmbH acquired 100% of the outstanding stock of Bressner Technology GmbH, (Bressner) a Germany Limited Liability Company.  This acquisition provides a strong European corporate presence with sales, marketing, engineering, manufacturing and support capabilities.

Recent Business Initiatives

On April 6, 2017, OSS formed SkyScale, LLC (“SkyScale”) to provide high-performance computing through the cloud. SkyScale is a 50/50 joint venture between OSS and Jacoma Investments, LLC, an entity affiliated with a member of our board of directors, which allows customers to lease state-of-the-art high performance computing hardware. This business has contributed only a small amount of revenue to the Company, and the Company is in the process of exiting this business area.

On May 9, 2017, OSS entered into an agreement to acquire the source code license to the Ion flash array software from Western Digital. We plan to continue to develop and sell Ion software with our high-density storage arrays, as well as servicing existing Western Digital software users. OSS Ion software works with our all-flash storage systems, and provides a critical point of differentiation with respect to speed and throughput. The OSS Ion software leverages flash storage to accelerate applications and storage-area network performance.   Having the Ion software source code and engineering team on-board allows us to strategically grow our all-flash storage business in the many markets as well as increases our software content over time.

On August 31, 2018, the Company acquired 100% of the outstanding common stock of Concept Development Inc. (“CDI”) from CDI’s former stockholder (“CDI Stockholder”) pursuant to an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”).  CDI specializes in the design and manufacturing of custom high-performance computing systems for airborne in-flight entertainment systems.  CDI is located in Irvine, California. The acquisition is expected to increase the Company’s access to the in-flight entertainment market and gain technical expertise in the design and manufacturing of airborne equipment.

The Company paid cash of $646,759 and issued 1,266,364 shares of the Company’s common stock to the CDI Stockholder for 100% of CDI outstanding common stock. The fair value assigned to the shares of common stock was $4,194,673 which was based upon the closing price of OSS’s stock on August 31, 2018 of $3.63 less a discount of 8.75% for lack of marketability for a one year period.

On October 31, 2018, OSS GmbH, our wholly owned subsidiary, acquired 100% of the outstanding stock of Bressner Technology GmbH, a Germany limited liability company located near Munich, Germany, from its principal owners for cash consideration of €4,725,000 (US$5,374,582) and stock consideration of 106,463 newly-issued restricted shares of the Company’s common stock. The fair value assigned to the shares of common stock was $220,890 which was based upon the closing price of OSS’s stock on October 31, 2018 of $2.47 less a discount of 13.0% for lack of marketability for a two year period.

What Sets OSS Apart

Several factors differentiate OSS from other suppliers of high-performance computing solutions:

•

Our expertise in PCIe expansion and building custom systems allows us to design reliable systems using this challenging highest performance technology with a greater quantity of GPUs and flash storage devices than other suppliers.

•

We design systems that both attach to existing servers through PCIe over cable leveraging our customer’s existing investments as well as all-in-one systems with the server, GPU computing and flash storage devices all included in a single package.

•

We produce the software required to operate high-capacity, low-latency storage systems used by defense systems and commercial applications and expect this will expand into other products in the future.

Our business model generally consists of developing specialized computing solutions that our OEM customers utilize as a major component of the equipment that they sell to end users.

Our niche is to provide reliable purpose-built platforms with the latest high-performance computing technology.

Business Strategy

We have traditionally followed a strategy of being first-to-market in leading edge technologies by designing and developing products that are delivered before our competitors. This market leader strategy is accomplished through what we term a “Catch the Wave” approach to the market. We currently have products spanning the spectrum of high-performance computing including servers, flash storage, GPU acceleration, networking and PCIe expansion. Within these product areas the OSS “Catch the Wave” approach implies that we:

•	anticipate trends in these markets;
•	consistently deploy resources in engineering and sales to bring innovative products to market before our competitors;
•	work closely and leverage strategic vendor relationships to get early access to future products and technologies;
•	seek to procure early design wins; and
•	continually monitoring the market for next generation technologies for which a new “Wave” may be forming.

Growth Strategy

OSS intends to continue its rapid growth through three avenues:

•	Ramp-up of existing OEM and military design-wins

Many of our design wins are in the early stages, and we anticipate significant revenue growth as they move into full production.

•	Winning new OEM and military program designs

Our technology leadership provides the “in” to many potential OEM relationships. As we continue to grow the Company, our capabilities and market recognition also grow rapidly, providing even more opportunities for OEM and military program design-ins.

•	Acquisitions of strategic companies

OSS has an experienced team that has negotiated and managed numerous acquisitions of smaller companies. We have identified a number of firms that we believe have potential to be acquired and could provide significant, accretive value to OSS. Some of the proceeds from our initial public offering have been used in our acquisition activities.

OSS is using the following criteria for potential acquisition targets:

•	Target has a presence in our served or desired markets.
•	Target’s products can be easily integrated into our product portfolio and/or product roadmap resulting in an accretive benefit to our existing position.
•	Target should be profitable with positive cash flow at the outset or shortly following the acquisition.
•	Will consider companies that can extend our markets geographically.
•	Will consider companies that have an existing incremental services revenue stream.

Our acquisition strategy has the following benefits for OSS and our stockholders:

•	Immediate acquisition of new customers and products. Acquisition of new engineering, sales, administrative and operations personnel.
•	The increase in size and scale of OSS which can be leveraged to lower overall costs and increase margins/profits.
•	Increased credibility with customers, vendors, and suppliers.

Our Opportunity

The worldwide high-performance computing market is expected to grow from $38.4 billion in 2018 to $43.9 billion by 2021. Within this market, OSS is positioned in the highest performance and fastest growing portions of the market including the server (custom and GPU accelerators), storage (flash arrays) and PCIe expansion sectors. Custom Built Servers

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

We believe the custom server segment is growing at a greater rate than the standard server segment. Intersect360 Research estimates that the market for high-performance servers is expected to be approximately $14.4 billion by 2021, with corporate market share as follows:

Hewlett Packard	33.0%
Dell	26.4%
Lenovo	6.9%
IBM	6.8%
Cray	4.5%
ATOS/Bull	2.6%
Inspur	2.0%
Fujitsu	1.8%
Penguin	1.5%
Huawei	1.2%
Others	13.5%

It is our experience that OSS is increasingly competitive in the “Others” category, where customers require their systems to meet specific operational specifications, power requirements, speed, latency, or other requirements not covered by traditional designs. We estimate that our addressable market for HPC computers is approximately 20% of the “Others” category in the above chart. This translates to an addressable market size of approximately $389 million with our current engineering capability and product set. Our strategy is to remain focused and be the best in this market segment.

GPU Compute Accelerators

GPU computing uses hardware components that are optimized to perform mathematical calculations in a rapid fashion. NVIDIA is the market leader in the design and manufacturing of these components. NVIDA has done extremely well in recent years as this part of the computing market is growing much faster compared to the traditional CPUs from companies like Intel.  OSS works closely with NVIDIA to design and build systems which use multiple GPUs to accelerate the applications being run by the computer.

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

Markets such as image rendering and processing, self-driving cars, deep learning, molecular modeling and genomics, advanced visualization, machine learning, and image processing, all benefit from the ability to use GPUs to accelerate the application. OSS builds specialized compute accelerators, using the latest GPU technology, to attach to traditional servers used in these emerging growth markets. Because of the relative newness of these markets, little market data exists to precisely define these markets, but we estimate these markets to be very large and growing. While we are beginning from a small base, we expect these markets to be valued in the billions of dollars in the near future. Because our strategy has been to be first-to-market with the fastest and densest compute accelerator appliances, we anticipate our addressable market here to be in the hundreds of millions of dollars.

We also have a strong position in the government market which, according to Grandview Research and Intersect360, constitutes 26% of the market that is growing to $46.2 billion by 2021. OSS products can form a basis for companies who wish to participate in the hyper-scale market, which includes deep learning and AI. This is a major technology trend that OSS is addressing through its product roadmap. Intersect360 estimates the deep learning market was worth more than $3.2 billion in 2018 with 41.7% growth projected from 2018 to 2013 resulting in $18.2 billion in 2023 according to MarketsandMarkets.

All Flash Arrays

We build flash storage arrays to customer specifications utilizing our unique know-how in packaging, cooling, and PCIe-over-cable. We deliver dense, high-performance systems that provide customers with extreme value and utility in the most demanding, data-intensive operations.

Through a strategic agreement with Western Digital, we have acquired the software engineering team and the appropriate source code license for the Ion flash array software.  This provides OSS flash arrays with a high level of differentiation relating to storage management, latency and throughput. Although we maintain an offering of standard flash array products, our expertise and success has been in providing arrays with specialized packaging for demanding applications that are not suitable for standard offerings.

For example, we provide products to a large military contractor for integration into a military aircraft that required us to provide a completely new ruggedized mil-spec flash array. This new product provides extreme data density with low weight and a high degree of portability and security for the data. We believe our experience and capability in high speed, low-latency, digital signaling via PCIe gives us an edge in providing these custom designs to OEMs, military programs and other special purpose applications.

The overall market for flash arrays is growing rapidly. According to IDC the flash storage market totaled more than $2.1 billion in the first quarter of 2018, up 55% compared to the same year-ago quarter, and is expected to grow to reach $12 billion by 2022. According to Dell’Oro Group about 82% of the total in the first quarter was attributed to traditional large OEMs, like Dell EMC, NetApp, Hewlett Packard Enterprise, Pure Storage and IBM. The remaining 18% is addressed by many smaller flash storage providers, including OSS. We believe that because our products are positively differentiated by speed, density, and management features, our offerings compete favorably in this market and provide a substantial growth opportunity.

OSS participates in the broader market for dense, high-performance flash storage systems that may or may not be deployed into data center environments. Since we develop custom flash storage arrays, we work closely with both OEMs and end users to insure they receive the product they want in the specific configuration, size and weight required for their application. We believe this gives OSS an advantageous position in a market that is growing rapidly and allows us to favorably compete in the market.

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

Our Technology

We design and manufacture high performance computing systems that increase compute performance while reducing cost and impact to the infrastructure. Our high-density compute accelerators connect directly to a server’s PCIe bus, delivering substantial compute performance. Our flash storage arrays support hundreds of terabytes of high-speed storage that can also be accessed by multiple servers.

Technology Drivers for OSS High-Performance Computing Business

OSS has developed expertise and core competencies in the three fundamental technology drivers of today’s high-performance computing market. Namely, high-speed serial interconnect technology, compute acceleration utilizing GPUs, and low latency flash storage. In combination, these technologies are changing the economics of computing, bringing high-performance computing within the grasp of a wide range of new industries and commercial applications. Simultaneously the emergence of massive data being generated in each of these industries is pushing the requirement for state-of-the-art technology.

The opportunity is not only to provide competitive advantage for corporations, but also address some of the most fundamental challenges in life science, energy and security. OSS is well situated to leverage these major industry forces. By exploiting its unique set of expertise in the underpinning technologies of high-performance computing, OSS will continue to deliver world leading solutions, with the opportunity to capture a growing market share of this rapidly expanding marketplace.

Switched Serial Interconnect

Switched serial interconnects are the data highways connecting many elements of today’s high-performance computing platforms. At ever increasing speeds, these pathways move data between system’s processing units, storage, networking, and peripheral elements. For high performance computing the primary processing, storage and peripheral interconnect is PCIe Gen 3. PCIe Gen 3 has an ability to run up to 16 lanes in parallel, which allows up to 16 gigabytes per second bandwidth between system elements.

Serial switches incorporated in system design allow many system elements to be connected together in a non-blocking interconnect fabric at PCIe Gen 3 speeds. This allows systems to scale internally avoiding bottlenecks. The serial interconnect can be embedded directly in the computer printed circuit boards, across connectors board-to-board, or traverse across copper or optical cables for chassis-to-chassis connection. Due to the extremely high speeds, the design considerations around signal integrity are rigorous and with unforgiving tolerances. PCIe Gen 4 will begin deployment in 2019, doubling the interconnect speed.

Serial interconnects are also used to interconnect nodes into larger scale networks and clusters. In this case, the primary interconnects are Infiniband and Ethernet. These technologies have the advantage of scaling to very high numbers of network elements over potentially large distances. The tradeoff over PCIe is higher latency (transit time across the interconnect) and protocol complexity requiring processing cycles to manage. Many high-performance computing deployments incorporate these interconnect technologies in order to deliver large scale solutions with optimized technology selections for each system aspect. In summary, PCIe is used at the local level for the ultimate performance/low latency and these other interconnects are used to expand the network.

Compute Acceleration with GPUs.

Over the last several years, GPUs have evolved from graphics display acceleration to becoming general-purpose processing workhorses for high-performance computing systems. Today, the majority of the fastest supercomputers in the world utilize GPUs as their primary compute engines. GPUs are ideal for high-performance computing workloads because of their ability to do massively parallel processing. While traditional CPUs today may have dozens of processing cores, GPUs have thousands of cores that are all able to execute calculations simultaneously.

For many high-performance applications, fundamental pieces of the code can be optimized to run in parallel and therefore experience significant performance enhancements. NVIDIA, a key supplier of GPUs to the market, has done extensive benchmarking showing the ability of single GPU based machines to exceed the performance of dozens or even thousands of traditional CPU-only computers. NVIDIA has worked extensively with the software development community, and hundreds of applications have been tuned and developed to run on GPUs.

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

Many of these applications also scale performance based on the number of GPU components utilized. OSS has designed multi-GPU systems including up to 16 GPUs in a single system. Current state-of-the art GPUs provide over 7 teraflops of performance, with future products set to dramatically increase overall processing capabilities in the years to come.

Although GPUs provide tremendous application performance advantages, they pose significant system design challenges due to their high power requirements. High-end GPUs can require as much as 350 watts of power, which generates a tremendous amount of heat. Sophisticated power distribution and cooling designs are required, especially for large scale systems with multiple GPUs per chassis.

PCI Express Flash Storage – NVMe protocol

The use of flash memory technology for system storage has gained traction over the last several years, as the cost per gigabyte has continued to dropFlash memory is now becoming the ubiquitous storage technology in high-performance systems.

Combined with the move away from traditional rotating hard drive technology has been the trend toward eliminating traditional storage protocols in favor of low latency flash memory protocols. Newer flash memory modules utilize a protocol known as NVNe, which connects the flash memory directly to the system’s PCIe interconnect. This direct connection allows for very high bandwidth between the storage and the other system elements and eliminates the need for protocol translation as data is moved from storage subsystems to and from the compute complex.

Today, flash memory modules with capacities up to 8 terabytes and PCIe Gen 3 interfaces are available. OSS flash storage arrays with hundreds of terabytes of capacity are available, enabling the scaling of high-speed storage to meet the full range of high-performance application requirements.

Core Technical Capabilities

For 20 years, OSS has developed unique expertise and core competency across the fundamental technologies of today’s rapidly expanding specialized high-performance computing marketplace. These valuable assets are embedded in the leading-edge engineering capabilities of our engineers, the proprietary intellectual property residing in our vast library of designs, and our brand equity based on our reputation as a high-quality producer of state-of-the-art custom and standard solutions across a broad array of markets.

High Speed System Interconnect Design

Our electrical engineers are experts in high speed digital signaling design. They have continually designed at the leading edge of the state-of-the-art signaling speeds, as semiconductor technology has driven up the clock rate of digital transmission. We have consistently been among a small handful of companies able to come to market first with the latest technology. In fact, we delivered the industry’s first PCIe over cable solutions for PCIe Gen 1, Gen 2 and Gen 3 and are currently on track to accomplish this again in Gen 4. The expertise required includes circuit design, PCB (printed circuit board) layout and routing optimizations all with a focus on achieving the highest levels of signal integrity. In our current systems, PCIe Gen 3 signals are propagated across multiple PCBs, connectors, and copper cabling while maintaining the ability to recognize digital signal transitions at 8 billion times per second.

In high-performance computing systems the trajectory of ever increasing signaling speeds is continuing.  Next generations of PCIe and nvlink will increase signaling rates to 16 and 20 gigahertz (billions of transitions per second).  An ever-shrinking set of companies have the capability to design robust, highly-reliable systems at these speeds. We believe our core competency in large-scale, high-speed design and layout will allow us to remain on the forefront of this growing industry.

Complex System Design

In addition to low-level signal integrity design expertise, we have amassed expertise and intellectual property in high-performance system architecture design. This expertise allows us to develop extremely sophisticated systems with massive scaling, while meeting customer demands for reliability, cost, and flexibility.

We have developed the deep knowledge for high-capacity input/output systems and operating system adjustments and configuration tuning required. Our engineers are often called upon to co-design with OEM designers to create the perfect fit solution for their customers.

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

For maximum system performance, design for optimizing data transfer speeds is also an important consideration. OSS has developed expertise in system design to leverage peer-to-peer data flows between GPUs and pioneering techniques for optimized data flows between flash storage and GPU compute engines. Our systems optimize switch and GPU configuration topologies to optimize GPU-to-GPU communication without requiring latency-inducing data transfer between host dual processors. Our platforms feature RDMA (remote direct memory access) across compute nodes, which support data transfer without burdening the host CPU.

OSS has pioneered the ability to extend the PCIe bus beyond the confines of a single enclosure, opening the possibility of flexible system expansion options. We believe we are one of the leading designers and suppliers of PCIe host bus adapters that extend PCIe signals from the host motherboard across copper or optical cables to expansion enclosures. OSS adapters provide both ends of the external cable connection. Our expertise in high-speed signal design in printed circuit boards, connectors and cables is essential to successful expansion designs. We also hold expertise in incorporating clustering and rack scale expansion into our system designs, including 100 gigabit Ethernet, 100 gigabit Infiniband, and emerging PCIe top-of-rack switch technology.

Expertise in power, cooling and mechanical design are required to address the requirements of the high-performance computing customers. We have developed leadership design capability in high-power design and distribution within large rack enclosures. High-end GPUs today require 350 watts or above, and in our high-end systems up to 16 of these can reside in a single chassis. Thousands of kilowatts of redundant power are required. Power stability and huge thermal loads are some of the critical design issues that must be addressed.

We have expertise in power distribution, redundant power and complex chassis cooling design, including materials selection, airflow simulation, fan technology and cable routing. We have also developed extensive intellectual property in regulatory compliance of complex high-performance computing system design across emission, shock, vibration, thermal, humidity and other environmental requirements that are required for highly reliable and highly available solutions. OSS engineers are experts in design for regulatory testing for FCC (Federal Communications Commission), CE (European Conformity), UL (Underwriters Laboratories), and Mil-Spec (Military Standard) standards. Additionally, we have expertise in rapid prototyping, design for manufacturability, and design for serviceability.

Storage Management Software

Given our hardware design and integration expertise, we see the next natural step is to add a robust software capability that will allow us to offer more optimized and customized systems. Our Ion software design team provides the expertise to deliver full server and storage solutions that produce the highest performance from today’s leading-edge flash storage devices.

The Ion software allows flash-based modules to be put into a variety of storage and network configurations which can then be accessed by multiple servers. The Ion software can do this cost-effectively, while preserving the low latency that is vital for many business and mission-critical enterprise applications, from database and transaction processing to massive data collection programs. Ion also has a full high-availability option to ensure complete data integrity.

In-house mature and established foundational storage software allows OSS to add new products and capabilities to its product portfolio. Possibilities range from increasing data efficiency with de-duplication and compression, to improving system manageability and adding software-defined storage to our server products.

Benefits of Technology and Core Capabilities to our Customers

Due to our core capabilities, we can provide our high-performance computing customers with platforms possessing high reliability and cost effectiveness. Such performance allows our customers to solve bigger problems faster, and save the cost and time of highly-paid engineers, data scientists, and other human resources. Our technology enhances innovation by allowing more ‘what-if’ analysis in a finite amount of time. Our price/performance leadership enhances our customers’ competitiveness, and lowers capital expense and total cost of ownership.

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

Desktop Computing Appliances – OSS designs and builds desktop expansion appliances in many configurations that add input/output flexibility to any user’s desktop system. These appliances come pre-configured with many combinations of flash memory, GPUs, and other add-in boards.

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

Raytheon – OSS is working closely with Raytheon to build a customized flash storage array, with flash drives installed in removable canisters. Raytheon has installed these storage arrays on a current military aircraft equipped with multiple sensors and data capture arrays. These devices are fully compliant with appropriate military specifications, including shock and vibration. Each canister has the capacity to save 50 terabytes of data and weighs only 6.5 pounds. Data is captured onto the OSS flash array canisters, which can be easily removed at the end of the mission for analysis. Our expertise in designing and manufacturing high-density flash arrays in the lightest, most compact package allow military aircraft to realize faster turn-arounds during critical missions. These systems are intended to be incorporated into new aircraft and retrofitted into the existing fleet.

disguise– disguise is the leading provider of hardware and software that allows their customers to produce live events, television broadcasts, theater effects, and special effects for concert tours. OSS has worked with disguise to design purpose-built, custom servers that act as video controllers for special effects at these events. These servers work seamlessly with disguise software applications, providing up to 16 simultaneous video outputs that supports a rich array of special effects. Events like the Super Bowl halftime show and numerous musical concerts rely upon disguise controllers, designed and produced by OSS, to deliver a lasting impression on audiences.

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

Sales and Marketing

Our sales and marketing efforts are focused on promoting sales and brand awareness.

Sales

Our sales efforts entail three main areas:

•

General Sales – OSS maintains a web site and direct sales team that sell directly to end-users. This includes e-commerce sales via typical web store functionality, and direct calling of potential customers to provide unique solutions that fits their needs. The OSS direct sales team typically works in the OSS booth at tradeshows, directly interacting with potential customers and presenting solutions for their high-performance needs.

•

OEM Focused Sales – Our direct sales team also works to identify and develop potential OEM and government program customers. This is the largest and fastest growing part of our business. For typical OEM customers, we design and build customer specified systems that are branded with the OEMs name and label. These companies then resell the products through their own channels. We actively seek this type of relationship, which is leveraged as a sales multiplier, allowing us to grow sales at a faster rate without adding more dedicated sales resources.

•

Channels – We have a dedicated sales resource that manages our worldwide network of resellers and distributors. We typically sell standard products through these channels, which allow us to achieve global customer touch without requiring a physical presence in all geographies. With the recent acquisition of Bressner, we have a greater presents in Europe which will allow greater access to those markets.

Marketing

Our marketing department focuses on building cost effective brand awareness in several ways. We generate interest by utilizing traditional and non-traditional marketing to convey the uniqueness and compelling value of our products and services. The markets we target include machine learning, deep learning, finance, medical equipment, in-flight entertainment, manufacturing automation, defense/government, oil and gas exploration, media and entertainment. Among the many channels utilized are:

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

•

Trade Shows – OSS participates in many tradeshow and events during the marketing year. Among these are AFCEA/USNI West, Rice University Oil and Gas Conference, National Association of Broadcasters (NAB), GPU Technology Conference (GTC), Gearfest, ISC (high performance computing show), HPC Summit, AI World, Supercomputing, and GTC Tokyo. OSS evaluates the value and costs of each show on an annual basis, and the number and themes of our participation may change from year to year.

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

New market entrants continue to move into the rapidly evolving high-performance computing space. Some, such as Pure Storage, raise significant amounts of capital and endure huge loses in an attempt to establish market share.

Manufacturing and Operations

OSS is certified under ISO 9001-20015 for “design, manufacture, and supply of industrial computers.” This means OSS has demonstrated its ability to consistently provide products that meet both customer requirements and applicable regulatory or statutory requirements. It also indicates that we have programs and processes in place to ensure a high level of customer satisfaction, as well as a continuous improvement program that ensures OSS gets better over time.

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

Some examples of OSS developments:

•	GPU compute accelerators with the most GPUs per rack unit.
•	Networking of GPUs.
•	Broad range of solutions, due to specific customer design.
•	Capability to expand existing servers from virtually any OEM.
•	First-to-market products as new GPUs are introduced by NVIDIA, Intel, Western Digital and Broadcom.
•	Complete customization per the needs of our OEM customers.
•	Integration of multiple new technologies (servers, GPUs, flash drives, and PCIe) into optimized products for our OEM customers.

Intellectual Property

The primary intellectual property value of OSS emanates from the more than 600 individual design projects we have undertaken over the decades since our founding. These designs are archived and cataloged, so we rarely begin a new design from scratch.

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

Employees

As of December 31, 2018, we had approximately 114 employees or which 112 are full-time and 2 are part-time employees.  Our employees are comprised 90 which are domestic and 24 which are international. Our employees include highly skilled engineers, technicians, assemblers, and support staff. They are housed in multiple facilities, and are led by a management team that is supportive and helpful. We have experienced very little turnover of personnel in the past and endeavor to provide an environment that allows meaningful employee input to all functional areas of the Company. The management team provides transparency to its employees through regular communication meetings designed to update employees on current results and future expectations. None of our employees are covered by a collective bargaining agreement or represented by a labor union. We consider our relationship with our employees to be strong.

Facilities

Our corporate headquarters are in a leased space comprising approximately 24,032 square feet in Escondido, California under a lease that was renewed in August 2018 and now expires in August 2024.  Our headquarters were expanded to accommodate increased manufacturing capacity and to assimilate personnel from a facility on which the Company did not renew its lease. We also lease a 3,208 square foot facility in Salt Lake City, Utah that houses our Ion software development team. CDI is the lessee of approximately 12,000 square feet located in Irvine, California with the lease expiring in June 2021.  Bressner Technology, which was acquired in October 2018, leases space comprising 8,073 square feet which lease expires in December 2019.

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

A limited number of customers represent a significant portion of our sales. If we were to lose any of these customers, our sales could decrease significantly.

In the fiscal years ended December 31, 2018 and December 31, 2017, two customers, disguise (formerly d3) and Raytheon accounted for approximately 61%, and 43% of net sales of OSS, excluding the revenue of the recent acquisitions of CDI and Bressner, respectively. As of December 31, 2018, three customers accounted for 74% of net trade accounts receivable and, as of December 31, 2017, three customers accounted for 69% of net trade accounts receivables, excluding recent acquisitions.

A significant portion of revenue for CDI is derived from two customers, Thales and Inflight Canada which represents approximately 67% of its revenue earned since CDI’s acquisition on August 31, 2018.  Two customers represented 84% of accounts receivable as of December 31, 2018.

Bressner Technologies GmbH has two customers which represent approximately 47% of the Company’s revenue earned since their acquisition on October 31, 2018.  Two customers represented 61% of accounts receivable as of December 31, 2018.

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

Some of our contracts allow our customers to have access to the design drawings for products which we have designed and manufacture for them.

Some of our contracts allow our customers to have access to the design drawings for products which we have designed and manufacture for them.  In some cases these drawings are included as a deliverable in conjunction with their non-recurring engineering fee, and in other cases, an additional fee is required to obtain the drawings package.  Since these customers have access to the drawings, there is no guarantee that they will continue to purchase the manufactured products from OSS.  This arrangement applies to our large media and entertainment customer, several of the customers within the recently acquired CDI business and other customers.  Neither our media and entertainment customer, nor our current CDI customers have had any of the OSS-designed products manufactured by anyone other than OSS, but they may have the capability to do so in the future.

We rely on a limited number of parts suppliers to support our manufacturing and design processes.

We rely on a limited number of suppliers to provide us with the necessary devices, parts and systems to allow us to build, design and manufacture our products, and the failure to manage our relationships with these parties successfully could adversely affect our ability to market and sell our products. In the fiscal years ended December 31, 2018 and December 31, 2017, excluding recent acquisitions, three suppliers, Concisys, Inc., Exact Computers and Supermicro, accounted for approximately 45%, and 48%, respectively, of materials purchased.

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

If we are unable to maintain effective internal control over financial reporting in the future, the accuracy and timeliness of our financial reporting may be adversely affected. In addition, because of our status as an emerging growth company, you will not be able to depend on any attestation from our independent registered public accounting firm as to our internal control over financial reporting for the foreseeable future.

The Sarbanes-Oxley Act requires, among other things, that we assess disclosure controls and procedures and controls over financial reporting. In particular, we are required to perform system and process evaluations and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. We are required to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting beginning with the fiscal year ended December 31, 2018. However, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act until the date we are no longer an “emerging growth company” as defined in the JOBS Act. Accordingly, you will not be able to depend on any attestation concerning our internal control over financial reporting from our independent registered public accounting firm for the foreseeable future.

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

Our international operations subject us to a variety of risks and challenges, including: exposure to fluctuations in foreign currency exchange rates, increased management, travel, infrastructure and legal compliance costs associated with having international operations; reliance on channel partners; increased financial accounting and reporting burdens and complexities; compliance with foreign laws and regulations; compliance with U.S. laws and regulations for foreign operations; and reduced protection for intellectual property rights in some countries and practical difficulties of enforcing rights abroad. Any of these risks could adversely affect our international operations, reduce our international sales or increase our operating costs, adversely affecting our business, operating results and financial condition and growth prospects.

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

Our directors, executive officers and significant stockholders have substantial control over the Company and could delay or prevent a change in corporate control. Our directors, executive officers and holders of more than 5% of our common stock, together with their affiliates, beneficially own, in the aggregate, 37.8% of our outstanding common stock, based on the number of shares outstanding as of February 28, 2019. As a result, these stockholders, acting together, would have the ability to control the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, would have the ability to control the management and affairs of our company. Accordingly, this concentration of ownership might adversely affect the market price of our common stock by:

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

The market price of shares of our common stock could decline as a result of substantial sales of our common stock, particularly sales by our directors, executive officers and significant stockholders, a large number of shares of our common stock becoming available for sale or the perception in the market that holders of a large number of shares intend to sell their shares. As of February 28, 2019, we have 14,270,268 shares of our common stock outstanding. This includes the shares issued in our initial public offering, which may be resold in the public market immediately without restriction.

Moreover, certain holders of our common stock will have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or our stockholders. Substantially all of these shares are subject to lock-up agreements restricting their sale for a period of one to two years depending on the terms of the agreement.

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

Provisions in our certificate of incorporation and amended and restated bylaws may have the effect of delaying or preventing a change of control or changes in our management. Some of these provisions:

•	authorize our board of directors to issue, without further action by the stockholders, up to 10,000,000 shares of undesignated preferred stock and up to 50,000,000 shares of authorized common stock;
•	require that any action to be taken by our stockholders be affected at a duly called annual or special meeting and not by written consent;
•	specify that special meetings of our stockholders can be called only by our board of directors, the chairman of the board of directors, the chief executive officer or the president;
•

establish an advance notice procedure for stockholder approvals to be brought before an annual meeting of our stockholders, including proposed nominations of persons for election to our board of directors;

•	provide that our directors may be removed only for cause; and;
•	provide that vacancies on our board of directors may, except as otherwise required by law, be filled only by a majority of directors then in office, even if less than a quorum.

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

We are an “emerging growth company” as defined in the JOBS Act. For as long as we continue to be an emerging growth company, we may choose to take advantage of certain exemptions from various reporting requirements applicable to other public companies but not to emerging growth companies, which includes, among other things:

•	exemption from the auditor attestation requirements under Section 404(b) of the Sarbanes-Oxley Act of 2002;
•	reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements; and
•	exemption from the requirements of holding non-binding stockholder votes on executive compensation arrangements.

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

We have limited experience operating as a public company. As a public company, particularly after we cease to qualify as an emerging growth company, we will incur significant legal, accounting and other expenses that we did not incur as a private company, including costs associated with public company reporting and corporate governance requirements, to comply with the rules and regulations imposed by the Sarbanes-Oxley Act and the Dodd-Frank Act, as well as rules implemented by the SEC and Nasdaq. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives and our legal and accounting compliance costs will increase. It is likely that we will need to hire additional staff or devote additional financial and other resources in the areas of investor relations, legal and accounting to operate as a public company. We also expect these new rules and regulations may make it more difficult and expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as executive officers. We are evaluating and monitoring developments regarding these rules, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

For example, the Sarbanes-Oxley Act requires, among other things, that we assess the effectiveness of internal controls over financial reporting and disclosure controls and procedures. In particular, as a public company, we will be required to perform system and process evaluations and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. As described above, as an emerging growth company, we will not need to comply with the auditor attestation provisions of Section 404(b) for several years. Our testing, or the subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal control over financial reporting that are deemed to be material weaknesses. Our compliance with Section 404 will require that we incur substantial accounting expense and management time on compliance-related issues. Moreover, if we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, we could lose investor confidence in the accuracy and completeness of our financial reports, which could cause our stock price to decline.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2. PROPERTIES.

Our corporate headquarters are in a leased space comprising approximately 24,032 square feet in Escondido, California under a lease that was renewed in August 2018 and now expires in August 2024.  We also lease a 3,208 square foot facility in Salt Lake City, Utah that houses our Ion software development team that expires in August 2020. CDI is the lessee of approximately 12,000 square feet located in Irvine, California with the lease expiring in June 2021.  Bressner Technology, which was acquired in October 2018, leases space comprising 8,073 square feet which lease expires in December 2019.

ITEM 3. LEGAL PROCEEDINGS.

We are subject to litigation, claims, investigations and audits arising from time to time in the ordinary course of our business. However, at this time, we are not aware of any material pending, threatened or unasserted claims.

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock par value $0.0001, has been publicly traded on The Nasdaq Capital Market under the symbol “OSS” since our initial public offering on February 1, 2018, which was completed at an offering price to the public of $5.00 per share.  Prior to our initial public offering, there was no public market for our common stock.  Due to the fact that our common stock has only been traded on a public market since February 1, 2018, we have only set forth quarterly information with respect to the high and low sale prices for our common stock for such time period.

Year ended December 31, 2019	High	Low
First Quarter (through March 8, 2019)	$2.85	$1.87

Year ended December 31, 2018	High	Low
First Quarter (beginning February 1, 2018)	$6.25	$4.40
Second Quarter	$5.00	$4.10
Third Quarter	$4.75	$3.20
Fourth Quarter	$3.99	$1.81

Holders

As of February 28, 2019, there were 14,270,268 shares of our common stock outstanding held by approximately 64 holders of record of our common stock.  This number was derived from our stockholder records and does not include beneficial holders of our common stock whose shares are held in “street name” with various dealers, clearing agencies, banks, brokers and other fiduciaries.

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

On February 9, 2018, the underwriter partially exercised their over-allotment option to purchase an additional 200,000 shares of common stock of which 100,000 were newly issued by the Company and 100,000 were sold by our CEO Steve Cooper, as selling stockholder, at the public offering price of $5.00 per share. The Company received gross proceeds of $500,000 for its portion of the over-allotment, which resulted in net proceeds to us of $465,000, after deducting underwriting discounts and commissions of $35,000.

On February 15, 2018, the Company paid-off the remaining balances of the related party notes payable in the amount of $152,973.

On February 15, 2018, the Company paid-off the remaining balance of the “July 2016 Note” in the amount of $109,267.

On February 23, 2018, the Company paid-off the remaining balance of the Bank of the West term loan in the amount of $834,103.

On March 2, 2018, the Company cancelled its line of credit with Bank of the West.

On August 31, 2018, the Company acquired Concept Development Inc., and utilized cash of approximately $891,787, inclusive of acquisition and working capital requirements.

On October 31, 2018, the Company acquired Bressner Technology GmbH and utilized cash of approximately $5,794,000, inclusive of acquisition costs.

There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC on February 1, 2018, pursuant to Rule 424(b)(4).

Issuer Repurchases of Equity Securities

None.

ITEM 6. SELECTED FINANCIAL DATA.

The following tables set forth a summary of our historical financial data as of, and for the periods ended on, the dates indicated. We have derived the statements of operations and balance sheet data for the years ended December 31, 2018 and 2017 from our audited consolidated financial statements included elsewhere in this Annual Report. The following selected financial data should be read in conjunction with our financial statements and related notes included elsewhere in this Annual Report and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report. Our historical results for any prior period are not indicative of our future results.

	For The Years Ended December 31,
	2018	2017
Net revenue	$37,027,382	$27,538,333
Cost of revenue	25,692,658	18,873,797
Gross margin	11,334,724	8,664,536
Operating expenses:
General and administrative	6,513,298	3,502,998
Marketing and selling	3,995,258	2,924,727
Research and development	4,001,757	2,687,249
Total operating expenses	14,510,313	9,114,974
Loss from operations	(3,175,589)	(450,438)
Other income (expense):
Interest expense	(65,693)	(199,257)
Other, net	271,878	30,440
Total other income (expense), net	206,185	(168,817)
Loss before benefit from income taxes	(2,969,404)	(619,255)
Benefit for income taxes	(1,396,784)	(402,717)
Net loss	$(1,572,620)	$(216,538)
Net loss attributable to noncontrolling interest	$(436,342)	$(313,158)
Net (loss) income attributable to common stockholders	$(1,136,278)	$96,620

Balance Sheet Data:	As of December 31,
	2018	2017
Cash and cash equivalents	$2,272,256	$185,717
Other working capital accounts	8,810,952	(81,992)
Total working capital	$11,083,208	$103,725

Long-term debt	$265,038	$347,963
Preferred stock	-	2,416,527
Common stock	1,422	551
Noncontrolling interest	500	436,842
Additional paid in capital	27,424,113	3,484,428
Retained (deficit) earnings	(854,855)	281,423
Total long-term debt and stockholders' equity	$26,836,218	$6,967,734

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

Overview

OSS designs, manufactures and markets custom high speed computing systems for high performance computing (HPC) applications. These applications require ultra-fast processing power and the ability to quickly access and store ever-growing data sets.  Systems are built using the latest GPU (graphical processing unit) and solid-state flash (memory) technologies.  We are a niche provider of HPC custom servers, compute accelerators, and flash storage arrays.  We deliver this technology to customers through sale of equipment and software to customers.  Concept Development Inc., (CDI) which was acquired on August 31, 2018, specializes in the design and manufacture of specialized high-performance in-flight entertainment systems for commercial aircraft.  CDI’s capabilities include electrical, mechanical and software design as well as extensive experience in test and certifications required for airborne systems. Bressner Technology GmbH, (Bressner) which was acquired on October 31, 2018, provides standard and customized servers, panel PCs, and PCIe expansion systems. Bressner provides manufacturing, test, sales and marketing services for customers throughout Europe.

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

On February 9, 2018, the underwriters exercised their over-allotment option to purchase an additional 200,000 shares of common stock at the public offering price of $5.00 per share of which 100,000 newly issued shares of common stock were purchased directly from the Company and 100,000 shares were sold by our CEO’s family trust as selling stockholder.  The Company received gross proceeds of $500,000, which resulted in net proceeds of $465,000 to the Company, after deducting underwriting discounts and commissions of $35,000.

On February 15, 2018, the Company paid-off the remaining balances of the related party notes payable in the amount of $152,973.

On February 15, 2018, the Company paid-off the remaining balance of the “July 2016 Note” in the amount of $109,267.

On February 23, 2018, the Company paid-off the remaining balance of the Bank of the West term loan in the amount of $834,103.

On March 2, 2018, the Company cancelled its line of credit with Bank of the West.

On August 31, 2018, the Company acquired Concept Development Inc. (CDI) located in Irvine, California for cash of $646,759, and common stock of $4,194,673 (Note 3).  CDI specializes in the design and manufacture of custom high-performance computing systems for airborne in-flight entertainment systems.  The operating results for CDI for the months of September 2018 through December 2018 are included in the accompanying consolidated financial statements.

On October 3, 2018, the Company filed a Form S-8 relating to the 3,432,525 shares of the Company’s common stock, par value $0.0001 per share issuable to the employees, officers, directors, consultants and advisors of the Company under the Company’s 2017 Plan, 2015 Plan, 2011 Plan, and 2000 Plan.

On October 31, 2018, the Company’s wholly-owned German subsidiary, OSS GmbH, acquired 100% of the outstanding stock of Bressner Technology GmbH, a Germany limited liability company located near Munich, Germany, from its principal owners for cash consideration of €4,725,000 (US$5,374,582) and stock consideration of 106,463 newly-issued restricted shares of the Company’s common stock.  The operating results for Bressner for the months of November 2018 and December 2018 are included in the accompanying consolidated financial statements.

On December 31, 2018, as a result of changes in the competitive landscape and downward pressure on pricing from large competitors, the members to the joint venture agreement agreed to begin the dissolution of SkyScale.

Our Business Model

OSS designs, manufactures and sells specialized high performance computing (HPC) systems to customers world-wide.  We differentiate ourselves from other suppliers of HPC solutions by utilizing our expertise in custom systems design and PCIe expansion to build systems with a greater quantity of PCIe add-in slots, GPU-based compute cards and/or flash cards. Our systems offer industry leading capabilities that occupy less physical space and power consumption.

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

Revenues on certain fixed-price contracts where we provide engineering services, prototypes and completed products are recognized over the contract term based on the percentage of completion or based upon milestones delivered that are provided during the period and compared to the total estimated development and milestone goals to be provided over the entire contract. These services require that we perform significant, extensive and complex design, development, modification or implementation of our customers’ systems. Performance will often extend over long periods of time, and our right to receive future payment depends on our future performance in accordance with the agreement

The percentage-of-completion methodology involves recognizing probable and reasonably estimable revenue using the percentage of services completed, on a current cumulative cost to estimated total cost basis, using a reasonably consistent profit margin over the period. Due to the long-term nature of these projects, developing the estimates of costs often requires significant judgment. Factors that must be considered in estimating the progress of work completed and ultimate cost of the projects include, but are not limited to, the availability of labor and labor productivity, the nature and complexity of the work to be performed and the impact of delayed performance. If changes occur in delivery, productivity or other factors used in developing the estimates of costs or revenues, we revise our cost and revenue estimates, which may result in increases or decreases in revenues and costs, and such revisions are reflected in earnings in the period in which the revision becomes known.

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

In 2017, we began offering support services which may involve providing customer phone support, system debug and software upgrades for a period of time. We recognize revenue from support services ratably over the contractual service period.

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

General and Administrative - General and administrative expense consists primarily of employee compensation and related expenses for administrative functions including finance, legal, human resources and fees for third-party professional services, as well as allocated overhead. For 2018, general and administrative expenses include the costs related to the dissolution of SkyScale, LLC.  We expect our general and administrative expense to increase in absolute dollars as we continue to invest in growing the business.

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

Provision for Income Taxes

Provision for income taxes consists of estimated income taxes due to the United States and German governments and to the state tax authorities in jurisdictions in which we conduct business, as well as the change in our deferred income tax assets and liabilities.

Results of Operations

Results of operations for the years ended December 31, 2018 and 2017 include Magma, SkyScale, which began operations in April 2017, the purchase of the Ion business from Western Digital on July 1, 2017, Concept Development Inc., which was acquired on August 31, 2018, and Bressner Technology GmbH, which was acquired on October 31, 2018.

Accordingly, the periods presented below are not directly comparable.  After the completion of four quarters, these businesses for both revenue and expense reporting will be treated as organic operating activity for current and comparable historical periods.  The following tables set forth our results of continued operations for the years ended December 31, 2018 and 2017 respectively, presented in dollars and as percentage of net revenue.

The following tables set forth our results of operations for the years ended December 31, 2018 and 2017 respectively, presented in dollars and as a percentage of net revenue.

	For The Years Ended December 31,
	2018	2017
Net revenue	$37,027,382	$27,538,333
Cost of revenue	25,692,658	18,873,797
Gross margin	11,334,724	8,664,536
Operating expenses:
General and administrative	6,513,298	3,502,998
Marketing and selling	3,995,258	2,924,727
Research and development	4,001,757	2,687,249
Total operating expenses	14,510,313	9,114,974
Loss from operations	(3,175,589)	(450,438)
Other income (expense):
Interest expense	(65,693)	(199,257)
Other, net	271,878	30,440
Total other income (expense), net	206,185	(168,817)
Loss before benefit from income taxes	(2,969,404)	(619,255)
Benefit for income taxes	(1,396,784)	(402,717)
Net loss	$(1,572,620)	$(216,538)
Net loss attributable to noncontrolling interest	$(436,342)	$(313,158)
Net (loss) income attributable to common stockholders	$(1,136,278)	$96,620

	For The Years Ended December 31,
	2018	2017
Net revenue	100.0%	100.0%
Cost of revenue	69.4%	68.5%
Gross margin	30.6%	31.5%
Operating expenses:
General and administrative	17.6%	12.7%
Marketing and selling	10.8%	10.6%
Research and development	10.8%	9.8%
Total operating expenses	39.2%	33.1%
Loss from operations	-8.6%	-1.6%
Other income (expense):
Interest expense	-0.2%	-0.7%
Other, net	0.7%	0.1%
Total other income (expense), net	0.6%	-0.6%
Loss before benefit from income taxes	-8.0%	-2.2%
Benefit for income taxes	-3.8%	-1.5%
Net loss	-4.2%	-0.8%
Net loss attributable to noncontrolling interest	-1.2%	-1.1%
Net (loss) income attributable to common stockholders	-3.1%	0.4%

Non-GAAP Financial Measures

Adjusted EBITDA

We believe that the use of adjusted earnings before interest, taxes, depreciation and amortization, or adjusted EBITDA, is helpful for an investor to assess the performance of the Company.  The Company defines adjusted EBITDA as income (loss) attributable to common stockholders before interest, taxes, depreciation, amortization, acquisition expense, impairment of long-lived assets, financing costs, fair value adjustments from purchase accounting, stock-based compensation expense and expenses related to discontinued operations.

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

	December 31,
	2018	2017
Net (loss) income attributable to company	$(1,136,278)	$96,620
Depreciation and amortization	1,350,329	836,274
Amortization of debt discount	24,830	23,837
Stock-based compensation expense	527,335	160,062
Interest expense	65,693	199,257
Benefit for income taxes	(1,396,784)	(402,717)
Costs resulting from dissolution of SkyScale	705,309	-
Acquisition expense (1)	664,333	65,805
Adjusted EBITDA	$804,767	$979,138

(1)	Expenses incurred in the acquisition of CDI and Bressner in 2018 and Ion in 2017, respectively.

Adjusted EPS

Adjusted EPS excludes the impact of certain items and, therefore, has not been calculated in accordance with GAAP. We believe that exclusion of certain selected items assists in providing a more complete understanding of our underlying results and trends and allows for comparability with our peer company index and industry. We use this measure along with the corresponding GAAP financial measures to manage our business and to evaluate our performance compared to prior periods and the marketplace. The Company defines Non-GAAP (loss) income attributable to common stockholders as (loss) or income before amortization, stock-based compensation, expenses related to discontinued operations, and acquisition costs.  Adjusted EPS expresses adjusted (loss) income on a per share basis using weighted average diluted shares outstanding.

Adjusted EPS is a non-GAAP financial measure and should not be considered in isolation or as a substitute for financial information provided in accordance with GAAP. These non-GAAP financial measures may not be computed in the same manner as similarly titled measures used by other companies. We expect to continue to incur expenses similar to the adjusted income from continuing operations and adjusted EPS financial adjustments described above, and investors should not infer from our presentation of these non-GAAP financial measures that these costs are unusual, infrequent or non-recurring.

The following table reconciles net (loss) income attributable to common stockholders and diluted earnings per share:

	For The Year Ended December 31,
	2018	2017
Net (loss) income attributable to common stockholders	$(1,136,278)	$96,620
Amortization of intangibles	636,786	395,644
Stock-based compensation expense	527,335	160,062
Costs resulting from dissolution of SkyScale	705,309	-
Acquisition expenses	664,333	65,805
Non-GAAP income attributable to common stockholders	$1,397,485	$718,131

Non-GAAP income per share attributable to common stockholders:
Basic	$0.11	$0.13
Diluted	$0.10	$0.07
Weighted average common shares outstanding:
Basic	12,586,513	5,449,413
Diluted	13,741,343	10,689,047

Free cash flow, a non-GAAP measure for reporting cash flow, is defined as cash provided by operating activities less capital expenditures for property and equipment, which includes capitalized software development costs. We believe free cash flow provides investors with an important perspective on cash available for investments and acquisitions after making capital investments required to support ongoing business operations and long-term value creation.   We believe that trends in our free cash flow can be valuable indicators of our operating performance and liquidity.

Free cash flow is a non-GAAP financial measure and should not be considered in isolation or as a substitute for financial information provided in accordance with GAAP. This non-GAAP financial measure may not be computed in the same manner as similarly titled measures used by other companies.

We expect to continue to incur expenditures similar to the free cash flow adjustments described above, and investors should not infer from our presentation of this non-GAAP financial measure that these expenditures reflect all of our obligations which require cash.  The following table reconciles cash provided by operating activities, the most directly comparable GAAP financial measure, to free cash flow:

	As of December 31,
	2018	2017
Cash used in operating activities	$(3,909,643)	$(381,766)
Capital expenditures	(623,166)	(425,482)
Free cash flow	$(4,532,809)	$(807,248)

Comparison of the Years Ended December 31, 2018 and 2017

Net revenue

	Year Ended December 31,		Year Ended December 31,
Revenues:	2018	2017	2018	2017
OSS - (organic, inclusive of SkyScale)	$32,487,630	$27,538,333	87.7%	100.0%
Concept Development Inc.	755,259	-	2.0%	0.0%
Bressner Technology GmbH	3,784,493	-	10.2%	0.0%
	$37,027,382	$27,538,333	100.0%	100.0%

For the year ended December 31, 2018, total revenue increased $9,489,049 or 34.5%, as compared to the same period in 2017. The increase in revenue was primarily driven by OSS with an increase of $4,821,671 or 17.5 percentage points of the total increase in revenue.  This increase was attributable mainly to increased sales of flash arrays on our airborne military contract and improvement in sales to our OEM media and entertainment customers. SkyScale contributed $158,514 or 0.5 percentage points which was an increase of $127,627 as compared to the previous year.  CDI which was acquired on August 31, 2018 contributed $755,259 or 2.7 percentage points of the total revenue increase for 2018.  Bressner Technology GmbH (Bressner) which was acquired on October 31, 2018, contributed $3,784,493 or 13.8 percentage points of the total revenue increase for 2018.

Cost of revenue and gross margin

Cost of revenue increased by $6,818,861 or 36.1%, for the year ended December 31, 2018 as compared to the same period in 2017. The increase in cost of revenue was primarily driven by an increase in OSS cost of sales of $2,551,507 or 13.5 percentage points of the total increase.  This increase was attributable mainly to increased sales of flash arrays on our airborne military contract and improvement in sales to our OEM media and entertainment customers and an increase in applied labor and overhead to cost of goods sold of $952,341 based upon an evaluation of labor and overhead costs and allocations.   SkyScale had cost of revenue of $675,058 or 3.6 percentage points as a result of underutilization of resources.  CDI contributed $748,230 in costs or 4.0 percentage points of the annual increase while Bressner contributed $2,844,066 or 15.0 percentage points of the annual increase for 2018.

The overall gross margin percentage decreased from 31.5% for the year ended December 31, 2017 to 30.6% for the year ended December 31, 2018, a decrease of 0.7 percentage points.  OSS gross margin percentage for the year ended December 31, 2018, was 33.7%, which includes a revaluation of labor and overhead cost allocations applied to inventory which eroded the OSS’s gross margin by approximately 2.9 percentage points, this is in comparison to the prior year period of 31.4%.  The improvement in OSS’s margin is attributable to the core business of OSS and the sale of flash array systems.  SkyScale contributed negative margin of $516,545 as a result the underutilization of resources and lack of revenue.  CDI contributed gross margin at a rate of 0.9%, while Bressner contributed gross margin at a rate of 24.8% for the periods in which these new entities were owned.

Operating expenses

General and administrative expense

General and administrative expense increased $3,010,300, or 85.9%, for the year ended December 31, 2018, as compared to same period in 2017.  OSS contributed an additional $2,754,460 or 91.5% of the total annual increase in these expenses.  The increase in general and administrative expense increased primarily due to acquisition fees of $664,333 incurred in the acquisitions of CDI and Bressner.  Additionally, due to the dissolution of SkyScale the Company incurred $776,811 in additional costs.  The Company wrote off receivables of $648,411 for notes, interest receivable, and accounts receivable.  There was also an accrual for additional costs expected to be incurred in the amount of $288,400 related to termination of a service agreement and the settlement for abandonment of the rental space at this co-location facility.  These charges were offset by the receipt of equipment valued at $160,000 and allocated net income of $71,502 from the dissolution of SkyScale.  Additionally, there was increased third party service costs associated with being a public company which includes legal and accounting costs, insurance, listing fees and reporting and compliance costs.  Additionally, there was a minimal increase in salaries.  SkyScale actually saw a reduction of administrative costs of $221,340 (7.3%) as a result of not incurring one-time start-up costs that were incurred in the prior year.  CDI contributed $144,971 or 4.8% of the annual increase while Bressner contributed $332,209 or 11.0 % of the total annual increase.  Overall general and administrative expenses increased as a percentage of revenue to 17.6% during the year ended December 31, 2018 as compared to 12.7 % during the same period in 2017.

Marketing and selling expense

Marketing and selling expense increased $1,070,531 or 36.6% during the year ended December 31, 2018, as compared to the same period in 2017.  OSS had an increase of $693,543 or 64.8% of the total increase.  Major components of the change were an increase in external commissions associated with the sale of flash array systems and increases in employee costs.  SkyScale had an increase of $54,864 or 5.1% of the increase attributable to tradeshow costs.  CDI’s marketing expense for 2018 was negligible at $4,518 and Bressner contributed $317,606 or 31.3% of the total annual increase.  Overall, total marketing and selling expense increased as a percentage of revenue to 10.8% during the year ended December 31, 2018 as compared to 10.6% during the same period in 2017.

Research and development expense

Research and development expense increased by $1,314,508 or 48.9% during the year ended December 31, 2018 as compared to same period in 2017.  These expenses are mainly compromised of salary and related costs and professional consulting services attributable to continued development of new and enhanced product offerings.  OSS saw an increase of $1,059,429 or 80.6%.  The increase for the year was largely driven by increased employee compensation costs of approximately $700,000 which was attributable to new employees being hired in the latter half of 2017 for which the full annualized burden of these additional employees is reflected in 2018.  Additionally, OSS incurred additional expense for outside contractors of approximately $180,000 and depreciation expense of approximately $113,000 associated with test equipment.  CDI contributed $174,522 or 13.3% of the annual increase while Bressner contributed $80,555 of 6.1% of the annual increase for 2018. Overall, total research and development expense increased as a percentage of revenue to 10.8% during the year ended December 31, 2018 as compared to 9.8% during the same period in 2017.

Interest expense

Interest expense decreased $133,564 or (67.0%) for the year ended December 31, 2018, as compared to same period in 2017, as the outstanding debt associated with OSS which was outstanding as of December 31, 2017, was paid down in its entirety with proceeds from its public offering.  Thus, since February 2018, OSS has been free of debt. Interest expense decreased $143,451 as compared to the same time period in the previous year as a result of not carrying any debt after February 2018. CDI contributed a minimal amount of interest expense.  On October 31, 2018, the Company acquired Bressner which has a line of credit and certain term loans outstanding and as a result incurred interest charges of $9,817.

Other income (expense), net

Other income (expense), which increased $241,438 during the year ended December 31, 2018, as compared to the same period in 2017.  Significant components of other income (expenses), includes interest income of $85,710 which was mainly attributable to earned interest on bank deposits which were derived from our public offering, and a net currency translation gain of $16,983, a gain of $56,058 attributable to settlement of outstanding obligations, and a loss on disposal of OSS equipment of $63,142.  Included in other income is also a net gain of $173,105 from SkyScale resulting from disposition of certain of its assets and liabilities and $30,729 from data mining of digital currencies.

Provision for income taxes

We have recorded an income tax benefit of $1,396,784 for the year ended December 31, 2018, as compared to a tax benefit of $402,717 for the same period in 2017.  The increase in benefit is attributable to the increase in pre-tax loss of $2,350,149 when comparing the two periods.  The effective tax rates for the years ended December 31, 2018 and 2017 were 47% and 65%, respectively.  For the year ended December 31, 2018, the reduction in the effective tax rate is attributable to the increased loss for the year and the related tax benefit and an increase in stock compensation expense.

Liquidity and capital resources

During 2018, our primary sources of liquidity came from existing cash, net proceeds from our February IPO, a bank revolving line of credit and related party and third party term notes. Based on our current plans and business conditions, we believe that existing cash and cash generated from operations will be sufficient to satisfy our anticipated cash requirements for at least the next twelve months.  In addition to cash generated from operations, certain members of the Company’s Board of Directors have executed a definitive agreement to commit funds of up to $4,000,000 as a credit facility if called upon.

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

The following table summarizes our cash flows for the years ended December 31, 2018 and 2017:

	For the years ended December 31,
Cash flows:	2018	2017
Net cash used in operating activities	$(3,909,643)	$(381,766)
Net cash used in investing activities	$(5,909,192)	$(425,482)
Net cash provided by financing activities	$11,900,178	$978,768

Operating Activities

During the year ended December 31, 2018, we used $3,909,623 in cash from operating activities, an increase in the use of cash of $3,527,857 when compared to the cash used in operating activities of $381,766 during the same period in 2017. The increase in cash used in operating activities was primarily a result of an increase in net loss, and an increase in non-cash adjustments, comprised of the deferred benefit for income taxes, amortization of deferred gain, , inventory reserves, offset by increases in amortization and depreciation,  and stock-based compensation expense.  During the year ended December 31, 2018 and 2017, respectively, net loss adjusted for non-cash expenditures was $595,347 in 2018 as compared to a net income adjusted for non-cash expenditures of $929,438 in 2017, a decrease of $1,524,785. Additionally, working capital requirements increase overall by $2,003,072.  This net increase was attributable to an increase in working capital provided by reductions in inventories and prepaid expenses and other current assets and an increase in accrued expenses and other liabilities of $3,045,031.  These sources of working capital were offset by uses of working capital of $5,048,103 attributable to accounts receivable and accounts payable for the comparable period.

Our ability to generate cash from operations in future periods will depend in large part on our profitability, the rate and timing of collections of our accounts receivable, our inventory turns and our ability to manage other areas of working capital including accounts payable.

Investing Activities

During the year ended December 31, 2018, we used cash of $5,909,192 in investing activities as compared to $425,483 used during the same period in 2017, an increase of $5,483,710. The net increase is primarily due to purchase of two entities, Concept Development Inc., on August 31, 2018 and Bressner Technology GmbH on October 31, 2018.  Additionally, the Company made investments in test equipment and began the implementation of an ERP system for which the software costs and external consulting costs are being capitalized.  We are in the process of expanding and completing tenant improvements to our facility which are anticipated to be approximately $550,000 and anticipate additional costs in the implementation of our ERP system of approximately $600,000.  We do not anticipate any other significant purchases of equipment beyond that which is anticipated for use in the normal course of our core business activity.

Financing Activities

During the year ended December 31, 2018, we generated $11,900,178 from financing activities as compared to the cash generated of $978,768 during the same period in 2017.  During the year 2018, we received proceeds from the sale of common stock in our initial public offering of $19,500,000 which was offset by our stock issuance costs for commissions and third party professional services.  We also received $113,168 from the exercise of warrants and stock options.  With the proceeds from our initial public offering we paid off our line of credit and retired all outstanding debt obligations so that the Company is debt free.  Additionally, as part of the acquisition of CDI the Company assumed the obligation of a working capital line loan in the amount of $370,096, which was subsequently paid in full.  We also incurred certain employee costs associated with the exercise of employee stock options, which were consummated on a net exercise basis.

Contractual obligations and commitments

The following table sets forth our non-cancellable contractual obligations as of December 31, 2018.

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 Years
Notes payable	$1,421,953	$1,156,915	$265,038	$-	$-
Operating leases	2,707,126	867,281	1,316,678	523,167	-
Total	$4,129,079	$2,024,196	$1,581,716	$523,167	$-

All OSS notes payable were paid-off in February 2018, from proceeds from the Company’s initial public offering.  Subsequently on October 31, 2018, the Company acquired Bressner which had a line of credit and certain term loans outstanding which are reflected in the schedule above.  We have made certain indemnities, under which the Company may be required to make payments to an indemnified party, in relation to certain transactions.  We indemnify our directors, officers, employees and agents to the maximum extent permitted under the laws of the State of Delaware.  In connection with our facilities leases, we indemnify our lessors for certain claims arising from the use of our facilities.  The duration of the indemnities varies, and in many cases is indefinite.  These indemnities do not provide for any limitation of the maximum potential future payments we could be obligated to make.  Historically, we have not been obligated to make any payments for these obligations and no liabilities have been recorded for these indemnities.

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

Stockholder transactions

Effective August 1, 2016, we entered into a management services agreement with a company owned by the former Chief Executive Officer of Magma.  The agreement calls for payments of $180,000 per year for the first two years paid in monthly installments.  In year three the amount is reduced to $37,500 for the year paid in monthly installments.  Additionally, we granted 30,000 options in conjunction with execution of this agreement.  Payments for the year ended December 31, 2018 were $120,625.

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

The percentage-of-completion methodology involves recognizing probable and reasonably estimable revenue using the percentage of services completed, on a current cumulative cost to estimated total cost basis, using a reasonably consistent profit margin over the period. Due to the long-term nature of these projects, developing the estimates of costs often requires significant judgment. Factors that must be considered in estimating the progress of work completed and ultimate cost of the projects include, but are not limited to, the availability of labor and labor productivity, the nature and complexity of the work to be performed and the impact of delayed performance. If changes occur in delivery, productivity or other factors used in developing the estimates of costs or revenues, we revise our cost and revenue estimates, which may result in increases or decreases in revenues and costs, and such revisions are reflected in income in the period in which the facts that give rise to that revision become known. Related billings that are in excess of revenue earned are deferred and recorded as a liability on the balance sheet until the related services are provided.  The Company recognizes revenues for non-refundable, upfront implementation fees on a straight-line basis over the period beginning with initiation of ongoing services through the end of the contract term.

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

Inventory Valuation

We value our inventory at the lower of cost or its estimated net realizable value with cost measured on a first-in, first-out basis.  We use the average cost method for purposes of determining cost, which approximates the first-in, first-out method. We write down inventory for excess and obsolescence based upon a review of historical usage and assumptions about future demand, product mix and possible alternative uses. Actual demand, product mix and alternative usage may be lower than those that we project and this difference could have a material adverse effect on our gross margin if inventory write-downs beyond those initially recorded become necessary.  Alternatively, if actual demand, product mix and alternative usage are more favorable than those we estimated at the time of such a write-down, our gross margin could be favorably impacted in future periods.

Goodwill, Intangible Assets and Long-lived Assets

We evaluate our goodwill, intangible and long-lived assets for impairment when events or circumstances arise that indicate our goodwill, intangible and long–assets may be impaired. Indicators of impairment include, but are not limited to, a significant deterioration in overall economic conditions, a decline in our market capitalization, the loss of significant business, significant decreases in funding for our contracts, or other significant adverse changes in industry or market conditions.  The Company completed its qualitative assessment for impairment in December 2018 and determined that there was no impairment of goodwill, intangible and long-lived assets.

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

Recent accounting pronouncements

In May 2014, the FASB issued guidance which provides a single, comprehensive accounting model for revenue arising from contracts with customers. This guidance supersedes most of the existing revenue recognition guidance, including industry-specific guidance. Under this model, revenue is recognized at an amount that a company expects to be entitled to upon transferring control of goods or services to a customer, as opposed to when risks and rewards transfer to a customer. The new guidance also requires additional disclosures about the nature, timing and uncertainty of revenue and cash flow arising from customer contracts, including significant judgments and changes in judgments. Considering the one-year delay in the required adoption date for the guidance as issued in July 2015, the new guidance is effective for us beginning in 2018 and may be applied retrospectively to all prior periods presented or through a cumulative adjustment to the opening retained earnings balance in the year of adoption. We will adopt this standard beginning January 1, 2019 and expect to use the modified retrospective method of adoption. Under the new guidance, based on the nature of our contracts, we expect to continue to recognize revenue in a similar manner as with the current guidance. Additionally, we expect the unit of accounting, that is, the identification of performance obligations, will be consistent with current revenue guidance. Accordingly, the adoption of this standard is not expected to significantly impact our revenues.

The new standard is not expected to have a significant impact to revenue recognition for product deliveries for which we have historically recognized revenue as the related products were shipped. Under the new standard we will recognize revenue for these contracts at a point in time when the products transfer to the customer which is customarily upon shipment.

The new standard is not expected to have a significant impact to revenue recognition for our customer-funded research and development contracts that we have historically recognized revenue based on completion of specified milestones. Under the new standard we will continue to recognize revenue for these contracts based upon completion and acceptance of the specified milestone.

In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASU 2016-02”).  Under ASU 2016-02, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term.  ASU 2016-02 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years.  Early application is permitted.  Lessees must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements.  The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented.  Lessees may not apply a full retrospective transition approach.  The Company is currently evaluating the impact of adopting ASU 2016-02 on its consolidated financial statements and disclosures, but preliminary expects its assets and liabilities to increase significantly.

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

In June 2018, the FASB issued ASU No. 2018-07, Stock-based Compensation: Improvements to Nonemployee Share-based Payment Accounting, which amends the existing accounting standards for share-based payments to nonemployees. This ASU aligns much of the guidance on measuring and classifying nonemployee awards with that of awards to employees. Under the new guidance, the measurement of nonemployee equity awards is fixed on the grant date. This ASU becomes effective in the first quarter of fiscal year 2019 and early adoption is permitted but no earlier than an entity’s adoption date of Topic 606. Entities will apply the ASU by recognizing a cumulative-effect adjustment to retained earnings as of the beginning of the annual period of adoption. We are currently evaluating the impact that ASU 2018-07 will have on our condensed consolidated financial statements.

Recently implemented accounting pronouncements

In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”). ASU 2017-04 simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment testing. An entity will no longer determine goodwill impairment by calculating the implied fair value of goodwill by assigning the fair value of a reporting unit to all of its assets and liabilities as if that reporting unit had been acquired in a business combination. Instead, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. The loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary.  The Company adopted early ASU 2017-04 in 2018, as permitted for interim and annual impairment testing after January 1, 2017.  The Company’s early adoption of this guideline did not have a material effect on the Company’s consolidated financial statements.

In May 2017, the FASB issued ASU No. 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting (“ASU 2017-09”), which provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in ASC Topic 718. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award (as equity or liability) changes as a result of the change in terms or conditions. ASU 2017-09 will be effective for the Company for the year ending December 31, 2017 and interim reporting periods within that year. Early adoption is permitted. The Company adoption of this guideline did not have a material effect on the Company’s consolidated financial statements.

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

Interest rate risk

Our exposure to interest rate risk is related primarily associated with borrowing on revolving lines of credit denominated in both U.S. dollars and Euros.  We are exposed to the impact of interest rate changes primarily through our borrowing activities for our variable rate borrowings.

Concentration of credit risk

Financial instruments that potentially expose us to concentrations of credit risk consist principally of cash, cash equivalents and accounts receivable. We place our cash and cash equivalents with financial institutions with high credit quality. At December 31, 2018 and 2017, we had $2,272,256 and $185,716, respectively, of cash and cash equivalents on deposit or invested with our financial and lending institutions.

We provide credit to our customers in the normal course of business. We perform ongoing credit evaluations of our customers’ financial condition and limit the amount of credit extended when deemed necessary.

Foreign currency risk

We operate primarily in the United States.  Foreign sales of products and services are primarily denominated in U.S. dollars.  We also conduct business outside the United States through our foreign subsidiary in Germany, where business is largely transacted in non-U.S. dollar currencies particularly the Euro, which is subject to fluctuations due to changes in foreign currency exchange rates.   Accordingly, we are subject to exposure from changes in the exchange rates of local currencies. Foreign currency transaction gains and losses are recorded in other income (expense), net in the consolidated statements of operations

OSS GmbH operates as an extension of OSS’s domestic operations and acquired Bressner Technology GmbH in October 2018.  The functional currency of OSS GmbH is the Euro. Transactions denominated in currencies other than the functional currency are remeasured to the functional currency at the average exchange rate in effect during the period.  At the end of each reporting period, monetary assets and liabilities are translated using exchange rates in effect at the balance sheet date. Non-monetary assets and liabilities are remeasured at historical exchange rates. Consequently, changes in the exchange rates of the currencies may impact the translation of the foreign subsidiaries’ statements of operations into U.S. dollars, which may in turn affect our consolidated statement of operations. The resulting foreign currency translation adjustments are recorded as a separate component of accumulated other comprehensive income in the consolidated statement of comprehensive income.

Derivative Financial Instruments

We employ derivatives to manage certain market risks through the use of foreign exchange forward contracts. We do not use derivatives for trading or speculative purposes. Our derivatives are designated as a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (cash flow hedge). We hedge a portion of the exchange risk involved in anticipation of highly probable foreign currency-denominated transactions. In anticipation of these transactions, we enter into foreign exchange contracts to provide currency at a fixed rate.

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

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of the end of the period covered by this Annual Report. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

As disclosed elsewhere in this report, the Company acquired CDI and Bressner during 2018.  Because these businesses were recently acquired, management has excluded them from our assessment.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal controls over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Internal control over financial reporting is a process designed under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.  Because of its inherent limitations, internal controls over financial reporting may not prevent or detect all misstatements.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.  We have conducted an evaluation of the effectiveness of our internal control over financial reporting.  Based on our evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2018.

As disclosed elsewhere in this report, the Company acquired CDI and Bressner during 2018.  Because these businesses were recently acquired, management has excluded them from our assessment.

Attestation Report of the Registered Public Accounting Firm

This annual report does not include an attestation report of our independent registered public accounting firm due to an exemption established by the JOBS Act for “emerging growth companies.”

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.  However, there have been changes in our internal control over financial reporting during the year ended December 31, 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.  There has been significant improvement to our internal controls as a result of initial implementation of our material weaknesses remediation plan which was prepared in response to material weaknesses in our internal control over financial reporting as of December 31, 2017. As defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, a “material weakness” is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Specifically:

(i)	we did not have sufficient segregation of duties within our accounting functions; and
(ii)	we lacked appropriate controls to ensure the accuracy of labor and overhead inventory rates as well as excess and obsolescence inventory reserves.

We have remediated the material weaknesses set forth above through implementation of the following policies and procedures:

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

•

To strengthen the weaknesses in the control environment surrounding inventory and inventory valuation, we have and continue to evolve a new analytical process to identify slow-moving and obsolete inventory and we have re-evaluated our methodology of applying labor and overhead to work-in-process and finished goods inventory.  We are also strengthening the controls regarding physical verification of inventory on-hand by introducing cycle counts and doing periodic inventory counts.

•

As of October 31, 2018, the Company has contracted for a new Enterprise Resource Planning (ERP) and accounting system with Infor.  The implementation of the company-wide system will allow the Company to improve management and accounting controls over manufacturing and reporting.  The initial implementation phase is expected to be completed during the third quarter of 2019.

•

On February 13, 2019, our Board of Directors decided, based on the recommendation of its Nominating and Governance Committee, to separate the roles of Chairman of the Board and Chief Executive Officer. Steve Cooper remains as our Chief Executive Officer, and Kenneth Potashner, an existing board member, was appointed Chairman, effective after the Company’s annual stockholder meeting currently scheduled for May 15, 2019.  We believe the appointment of an independent director as our Chairman and the separation of roles further solidifies the segregation of duties and board oversite as it relates to internal controls over financial reporting.

Our ongoing plan for improvement in our internal control environment also includes the integration of recent acquisitions and relevant and appropriate internal training on technical GAAP topics, as well as SEC reporting requirements.

•

On August 31, 2018, the Company acquired Concept Development Inc., and is in the process of integrating business operations which includes the integration of financial reporting systems and adopting the Company’s policies, procedures and internal controls over financial and management systems.

•

On October 31, 2018, OSS GmbH acquired Bressner Technology Inc., located near Munich, Germany.  We are in the process of reviewing the internal control environment and establishing and refining the financial reporting process and procedures.

We continue to improve upon our internal control environment as we integrate recent acquisitions into our control environment and refine our processes and procedures to address our growing business and operations in other geographies. Except for additional personnel costs, we have not incurred any material costs in the implementation of our remediation plan as we have been implementing the plan internally. However, the Company is now making a substantial capital investment into a new ERP system which is expected to cost approximately $700,000 for software and implementation resources.  As we continue to evaluate and take actions to improve our internal control over financial reporting, we may determine to take additional actions to address control deficiencies or determine to modify our plan based upon changes in our internal control environment.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Executive Officers and Directors

The following table sets forth the names, ages, and positions of our executive officers and directors as of February 28, 2019. There are no arrangements, agreements or understandings between non-management security holders and management under which non-management security holders may directly or indirectly participate in or influence the management of our affairs. There are no arrangements or understandings between any director and any other person pursuant to which any director or executive officer was or is to be selected as a director or executive officer, as applicable. There currently are no legal proceedings, and during the past ten years there have been no legal proceedings that are material to the evaluation of the ability or integrity of any of our directors or director nominees.

Name	Age	Position
Executive Officers
Steve Cooper	61	President, Chief Executive Officer and Chairman
John W. Morrison, Jr.	61	Chief Financial Officer
Jim Ison	49	Vice President of Sales

Non-Employee Directors
Kenneth Potashner (1)(2)	61	Director
John Reardon	58	Director
Kimberly Sentovich (2)(3)	51	Director
Randy Jones	68	Director and Vice Chairman
Jack Harrison (1)(2)(3)	63	Director
David Raun (1)(3)	57	Director

(1)	Member of the Nominating and Corporate Governance Committee.
(2)	Member of the Compensation Committee.
(3)	Member of the Audit Committee.

Executive Officers

Steve Cooper has served as our chief executive officer, president and chairman of our board of directors since co-founding OSS in 1998. He brings more than 39 years of experience running high technology, high growth rate businesses as a technologist with a long record of technical innovations, including multiple patents. Mr. Cooper began his career with Intel and RadiSys in sales, marketing and technology roles. He has authored and published more than 30 articles and technical conference papers dealing with the computer technology, fault-tolerant computer architectures, bus interfacing standards, open systems and related business and technology issues. He holds a B.S. in electrical engineering from University of California at Santa Barbara.

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

Board of Directors

Kenneth Potashner has served as a member of our board of directors since 2006.  Mr. Potashner has extensive BOD experience in high growth, high technology global organizations. He has served as Chairman of Newport Corporation where he provided 18 years of service culminating in the sale of Newport in 2016 for $980M.  Mr. Potashner was Chairman of Maxwell Technologies and directed it through a period of rapid expansion. He has also served on the BOD of California Micro Devices, SonicBlue Inc, and Singapore Technologies, all publicly traded companies.  Potashner is currently serving as the Executive Chairman of Home Bay Technologies.  He has also has served on the Board of many private companies as well including  DynaOptics, MyOffice.com, Underground Elephant, Lumedyne, Events.com,  and several others. Several of the private companies that Mr. Potashner has had affiliations with have achieved successful exits or significant financings.  Mr. Potashner has a BSEE from Lafayette College and an MSEE from SMU, Executive certifications from Columbia and INSEAD in Lausanne, Switzerland. He also has an Advanced Professional Director certification from American Board of Directors.

John Reardon has served on our board of directors since 2000.  Mr. Reardon has served as an independent director on Neonode, Inc. (Nasdaq, Neon), an optical touch and sensor company located in Stockholm, Sweden; along with SBE, Inc. (Nasdaq, SBEI), a telecommunications company located in Silicon Valley, California.  He has served in the capacity of Chairman on Audit, Compensation, Pricing and Special Committees.  Mr. Reardon also runs as Chief Executive Officer a boutique publishing company, RTC Media, LLC where he performs services for many industry leaders such as NVidia, AMD, Intel, Microsoft, Mercury and ARM.  He holds a Bachelor of Arts degree from National University in Marketing.    Mr. Reardon has been a senior mentor for Chairmen’s Round Table for 12 years, where he aids companies in achieving their strategic goals.

Randy Jones has served as a director since December 2016. He also currently serves as a strategic consultant to OSS. Prior to joining OSS as a director and consultant, he served as the chief executive officer of Mission Technology Group, Inc. (“Magma”) from April 2007 up through Magma’s acquisition by OSS in July 2016. Prior to Magma, he gained decades of senior and C-level experience in high technology companies including IBM, Sybase, Intelligent Electronics, Ingram Micro, and others. Mr. Jones holds an MBA from the University of California, Los Angeles and an M.S. in engineering sciences (bioengineering) from the University of California, San Diego. He brings a broad range of strategic knowledge in OSS’ industry by virtue of his time growing and developing Magma and his previous high-tech related roles. Mr. Jones will not be standing for re-election at our forthcoming annual stockholders’ meeting.

Jack Harrison has served on our board of directors since December 2016. He was founder, president and chief executive officer of Aspen Integrated Technologies, a microelectronics and MEMS company, which he sold in 2011. Mr. Harrison is currently the president of Integrity Energy, an oil and gas company, and also serves as the chairman of the board of Reach Beyond: a non-profit charitable organization of which he has been affiliated for more than 20 years. Mr. Harrison holds a BME degree from Wheaton College. He brings decades of experience in the microelectronics space and his business and technical expertise represent important assets to OSS.

David Raun has served on our board of directors since December 2016. Mr. Raun currently serves as the chief operations officer at Home Bay, an on-line technology base real estate company.  Previously, Mr. Raun was the president, interim chief financial officer and COO of ASSIA, Inc. a Silicon Valley-based SaaS and strategic partner and solutions vendor to broadband service providers worldwide until August 2018.  Prior to ASSIA, he was with PLX Technology, Inc., a publicly-traded company on Nasdaq, from 2004-2014 where he eventually became president, chief executive officer and a director. As president and chief executive officer he led the company to an acquisition by Avago (now Broadcom). Mr. Raun holds a B.S. in computer and electrical engineering from University of California, Santa Barbara. In all, Mr. Raun holds more than 20 years of experience at senior management and board levels in public and private companies which is a great benefit to OSS.

Kimberly Sentovich joined the board in February 2019 and is a seasoned merchandising, operations, IT and supply chain executive with 30 years of experience with multi-billion-dollar profit and loss responsibility.  From 2017 to 2018, Ms. Sentovich served as the Senior Vice President of Operations for Torrid, an apparel retailer.  From 2015 to 2017, Ms. Sentovich was Executive Vice President of Stores and Logistics at Gymboree, responsible for all 1300 company owned stores in North America.  Ms. Sentovich previously spent seven years (2008-2015) at Walmart rising from Regional Vice President of Operations – California to Divisional Senior Vice President of Operations – Pacific Division and fifteen years at The Home Depot (1993-2008) rising to the level of Regional Vice President of Operations.  Ms. Sentovich obtained her MBA from The Paul Merage School of Business, University of California, Irvine and her B.A. in Philosophy and Political Science with a Minor in economics from Bryn Mawr College. Ms. Sentovich’s extensive executive and operations experience, as well as her independence, judgment and exceptional leadership experience makes her a valuable addition to the Board.

Board Composition and Election of Directors

Director Independence

Our board of directors consists of seven (7) members. Our board of directors has determined that Kenneth Potashner, Jack Harrison, David Raun, and Kim Sentovich are all independent directors in accordance with the listing requirements of The Nasdaq Capital Market. The Nasdaq independence definition includes a series of objective tests, including that the director is not, and has not been for at least three years, one of our employees and that neither the director nor any of his family members has engaged in various types of business dealings with us. In addition, as required by Nasdaq rules, our board of directors has made a subjective determination as to each independent director that no relationships exist, which, in the opinion of our board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In making these determinations, our board of directors reviewed and discussed information provided by the directors and us with regard to each director’s business and personal activities and relationships as they may relate to us and our management.

Except for the following, there are no family relationships among any of our directors of executive officers.  John Reardon, a director of the Company, and James Reardon, President of the CDI Division of the Company are brothers.  Upon acquisition of CDI and James Reardon’s affiliation with the Company, John Reardon is no longer deemed an independent director of the Company.

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

The members of our audit committee are Mr. Raun, Mr. Harrison and Ms. Sentovich. Mr. Raun serves as the chairperson of the committee. All members of our audit committee meet the requirements for financial literacy under the applicable rules and regulations of the SEC and The Nasdaq Capital Market. Our board of directors has determined that Mr. Raun is an “audit committee financial expert” as defined by applicable SEC rules and has the requisite financial sophistication as defined under the applicable Nasdaq rules and regulations. Our board of directors has determined that Mr. Raun, Mr. Harrison and Ms. Sentovich are independent under the applicable rules of the SEC and The Nasdaq Capital Market. Under the applicable Nasdaq Capital Market rules, we are permitted to phase in our compliance with the independent audit committee requirements of The Nasdaq Capital Market on the same schedule as we are permitted to phase in our compliance with the independent audit committee requirements pursuant to Rule 10A-3 under the Exchange Act which require: (1) one independent member at the time of listing, (2) a majority of independent members within 90 days of listing and (3) all independent members within one year of listing. We are currently in compliance with Nasdaq rules and Rule 10A-3 due to the fact that all members of our audit committee have been deemed independent by our board of directors. The audit committee operates under a written charter that satisfies the applicable standards of the SEC and The Nasdaq Capital Market.

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

The members of our compensation committee are Mr. Harrison, Mr. Potashner, and Ms. Sentovich. Mr. Harrison serves as the chairperson of the committee. Our board of directors has determined that Mr. Harrison, Mr. Potashner, and Ms. Sentovich are independent under the applicable rules and regulations of The Nasdaq Capital Market and all current members qualify as a “non-employee director” as defined in Rule 16b-3 promulgated under the Exchange Act. Our board of directors has determined that each of the members of our compensation committee is an “outside director” as that term is defined in Section 162(m) of the U.S. Internal Revenue Code of 1986, as amended, or Section 162(m). Under the applicable Nasdaq Capital Market rules, we are permitted to phase in our compliance with the independent compensation committee requirements of The Nasdaq Capital Market which require: (1) one independent member at the time of listing, (2) a majority of independent members within 90 days of listing and (3) all independent members within one year of listing. We are currently in compliance with Nasdaq rules due to the fact that all members of our compensation committee have been deemed independent by our board of directors. The compensation committee operates under a written charter, which the compensation committee will review and evaluate at least annually.

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

The members of our nominating and corporate governance committee are Mr. Potashner, Mr. Raun, and Mr. Harrison. Mr. Potashner serves as the chairman of the committee. Our board of directors has determined that Mr. Potashner, Mr. Raun, and Mr. Harrison and are independent under the applicable rules and regulations of The Nasdaq Capital Market relating to nominating and corporate governance committee independence. Under the applicable Nasdaq Capital Market rules, we are permitted to phase in our compliance with the independent nominating and corporate governance committee requirements of The Nasdaq Capital Market which require: (1) one independent member at the time of listing, (2) a majority of independent members within 90 days of listing and (3) all independent members within one year of listing. We are currently in compliance with Nasdaq rules due to the fact that all members of our nominating and corporate governance committee have been deemed independent by our board of directors. The nominating and corporate governance committee operates under a written charter, which the nominating and corporate governance committee will review and evaluate at least annually.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Exchange Act, directors, executive officers and beneficial owners of 10% or more of our common stock, or reporting persons, are required to report to the SEC on a timely basis the initiation of their status as a reporting person and any changes with respect to their beneficial ownership of our common stock. Based solely on our review of copies of such forms that we have received, or written representations from reporting persons, we believe that during the fiscal year ended December 31, 2018, all executive officers, directors and greater than 10% stockholders complied with all applicable filing requirements, other than a late Form 4 filed on December 11, 2018 by Jim Ison and a late Form 4 filed on December 12, 2018 by Steve Cooper.  On February 13, 2019, the Board of Directors authorized the granting of RSU’s to board members and the executive leadership team as part of the annual review of compensation.  The filing of the related Form 4’s was not completed until March 21, 2019.

ITEM 11. EXECUTIVE COMPENSATION.

This section discusses the material components of the executive compensation program for our executive officers who are named in the “Summary Compensation Table” below. In 2018, our “named executive officers” and their positions were as follows:

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

Summary Compensation Table

The following table provides information regarding the total compensation for services rendered in all capacities that was earned by each individual who served as our principal executive officer at any time in 2018, and our two other most highly compensated executive officers who were serving as executive officers as of December 31, 2018.  These individuals are our named executive officers for 2018.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($) (2)	Total ($)
Steve Cooper	2018	$300,984	$38,523	$125,100	$-	$34,731	$499,338
President and Chief Executive Officer	2017	$296,138	$197,568	$38,250	$-	$39,252	$571,208

Jim Ison	2018	$221,587	$14,799	$41,700	$-	$30,097	$308,183
VP of Sales	2017	$217,417	$70,316	$17,000	$-	$31,056	$335,789

John W. Morrison Jr.	2018	$247,083	$16,131	$413,000	$-	$33,199	$709,413
Chief Financial Officer (3)	2017	$83,333	$-	$-	$-	$6,004	$89,337

(1)

Amounts reflect the full grant-date fair value of stock awards granted during the relevant fiscal year computed in accordance with ASC Topic 718, rather than the amounts paid to or realized by the named individual. We provide information regarding the assumptions used to calculate the value of all stock awards and option awards made to our officers in Note 9 to the audited consolidated financial statements for the year ended December 31, 2018 contained elsewhere in this Annual Report.

(2)	Represents payment of health insurance premiums and 401(k) contributions.
(3)	Mr. Morrison was appointed Chief Financial Officer of the Company on September 1, 2017.

Narrative Disclosure to Compensation Tables

Employment Agreements

We have entered into employment agreements with each of our named executive officers (the “Executives”) as of October 1, 2017. Prior to October 1, 2017, we did not have written employment agreements with our executive officers.

Executive Employment Agreement with Steve Cooper

Mr. Cooper is entitled to a base salary of $345,000, as approved by the Board of Directors on February 13, 2019, and subsequent annual increases as determined by the compensation committee and a target quarterly bonus in the amount of 50% of his quarterly base salary. The target quarterly bonus is based on Mr. Cooper’s performance, as determined by the board of directors in its sole discretion, against fundamental corporate and/or individual objectives to be determined by the board of directors. Mr. Cooper is eligible to participate in our 2017 Equity Incentive Plan subject to the discretion of the board of directors if and when the board of directors determines to make a grant to him.

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

Executive Employment Agreement with John Morrison

Mr. Morrison is entitled to a base salary of $275,000, as approved by the Board of Directors on February 13, 2019, and subsequent annual increases as determined by the compensation committee and a target quarterly bonus in the amount of 35% of his quarterly base salary. The target quarterly bonus is based on Mr. Morrison’s performance, as determined by the board of directors in its sole discretion, against fundamental corporate and/or individual objectives to be determined by the board of directors. Mr. Morrison is eligible to participate in our 2017 Equity Incentive Plan subject to the discretion of the board of directors if and when the board of directors determines to make a grant to him.

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

Executive Employment Agreement with Jim Ison

Mr. Ison is entitled to a base salary of $255,000, as approved by the Board of Directors on February 13, 2019, and subsequent annual increases as determined by the compensation committee and a target quarterly bonus in the amount of 25% of his quarterly base salary. The target quarterly bonus is based on Mr. Ison’s performance, as determined by the board of directors in its sole discretion, against fundamental corporate and/or individual objectives to be determined by the board of directors. Mr. Ison is eligible to participate in our 2017 Equity Incentive Plan subject to the discretion of the board of directors if and when the board of directors determines to make a grant to him.

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

Defined Terms Applicable to Executive Employment Agreements

For purposes of executive employment agreements, “change in control” shall mean:

(i) The direct or indirect sale or transfer, in a single transaction or a series of related transactions, by the stockholders of the Company of voting securities, in which the holders of the outstanding voting securities of the Company immediately prior to such transaction or series of transactions hold, as a result of holding Company securities prior to such transaction, in the aggregate, securities possessing less than fifty percent (50%) of the total combined voting power all outstanding voting securities of the Company or of the acquiring entity immediately after such transaction or series of related transactions;

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

Annual Cash Bonus

For 2018 and 2017, Mr. Cooper, Mr. Ison and Mr. Morrison were eligible for bonuses. The executives’ bonuses for 2018 were determined at the discretion of our board of directors based on its assessment of our corporate performance. Based on this assessment, our board of directors determined to award and paid Mr. Cooper a bonus of $38,523 and $197,568 for 2018 and 2017, representing 12.8% and 66.7% of his paid salary for 2018 and 2017; Mr. Ison a bonus of $14,799 and $70,316, representing 6.6% and 32.3% of his paid salary for 2018 and 2017 and Mr. Morrison received a bonus of $16,131 and $0, of his paid salary representing 6.5% and 0% respectively for 2018 and 2017.

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

On April 11, 2018, Mr. Cooper received a restricted stock unit (RSU’s) grant of 30,000 shares of our common stock.   The RSU’s vest over three years, with equal quarterly installments over a period of three years, subject to his continued employment with us on each vesting date.

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

On April 11, 2018, Mr. Ison received a restricted stock unit (RSU’s) grant of 10,000 shares of our common stock.   The RSU’s vest over three years, with equal quarterly installments over a period of three years, subject to his continued employment with us on each vesting date.

On April 11, 2018, Mr. Morrison received a restricted stock unit (RSU’s) grant of 50,000 shares of our common stock.   The RSU’s vests over three years, with 1/3 of the shares subject to the option vested upon the anniversary of the date of initial employment and the remainder vesting in equal quarterly installments over a period of two years thereafter, subject to his continued employment with us on each vesting date.

On July 2, 2018, Mr. Morrison received a restricted stock unit (RSU’s) grant of 50,000 shares of our common stock.   The RSU’s vests over three years, with 1/3 of the shares subject to the option vested upon the anniversary of the date of initial employment and the remainder vesting in equal quarterly installments over a period of two years thereafter, subject to his continued employment with us on each vesting date.

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

Other Elements of Compensation

Retirement Plans

We have a 401(k) retirement plan. Under the terms of the plan, eligible employees may defer up to 20% of their pre-tax earnings, subject to the Internal Revenue Service annual contribution limit. Additionally, the Plan allows for discretionary matching contributions by us. In 2018 and 2017, the matching contribution was increased to 100% of the employee’s contribution up to a maximum of 5% of the employee’s annual compensation.

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

Outstanding Equity Awards at Fiscal Year End

The following table summarizes the number of shares of common stock underlying outstanding equity incentive plan awards for each named executive officer as of December 31, 2018.

	Option Awards						Stock Awards
Name	Grant Date	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity Incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option Exercise Price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares of units of stock that have not vested ($)	Equity Incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity Incentive plan awards: Market or payout value of unearned share, units or other right that have not vested ($)
Steve Cooper	5/14/2009	100,000			$0.75	5/13/2019
	12/7/2011	200,000			$0.76	12/6/2021
	1/18/2012	100,000			$0.76	1/17/2022
	7/16/2014	180,000			$0.46	7/15/2024
	4/2/2016	75,000		15,000	$1.08	4/1/2026
	4/18/2017	22,499		22,501	$1.95	4/17/2027
	4/11/2018					4/10/2028	25,000	48,500

Jim Ison	10/1/2012	34,197			$0.76	9/30/2022
	7/16/2014	50,000			$0.46	7/15/2024
	4/2/2016	20,833		4,167	$1.08	4/1/2026
	4/18/2017	9,999		10,001	$1.95	4/17/2027
	4/11/2018					4/10/2028	8,334	16,168

John W. Morrison Jr. (1)	4/11/2018					4/10/2028	29,167	56,584
	7/2/2018					7/1/2028	29,167	56,584

(1)	Mr. Morrison was appointed chief financial officer of the Company on September 1, 2017. No equity awards were issued to Mr. Morrison in 2017.

Directors Compensation

Mr. Cooper, who is our chief executive officer, received no compensation for his service as a director. The compensation received by Mr. Cooper as an officer is presented in “Executive Compensation – Summary Compensation Table.”

The following table sets forth information for the year ended December 31, 2018, regarding the compensation awarded to, earned by or paid to our non-employee directors who served on our board of directors during 2018.

Name	Fees earned or paid in cash ($)	Stock awards ($)	RSU Awards awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Randy Jones	$19,075		$31,350				$50,425
John Reardon	$19,075		$31,350				$50,425
Ken Potashner	$19,075		$31,350				$50,425
Bill Carpenter (1)	$6,932		$-				$6,932
David Raun	$19,075		$31,350				$50,425
Jack Harrison	$19,075		$31,350				$50,425

(1) Mr. Carpenter elected not to stand for re-election to the board effective May 22, 2018

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

S-8 Registration Statement:

On October 3, 2018, the Company filed a Form S-8 Registration Statement relating to 3,432,525 shares of the Company’s common stock, par value $0.0001 per share issuable to the employees, officers, directors, consultants and advisors of the Company under the Company’s 2017 Plan, 2015 Plan, 2011 Plan, and 2000 Plan.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information regarding beneficial ownership of our common stock, as of February 28, 2019, by:

•	each person, or group of affiliated persons, known by us to be the beneficial owner of more than 5% of our common stock;
•	each of our named executive officers;
•	each of our directors; and
•	all of our executive officers and directors as a group.

We have determined beneficial ownership in accordance with SEC rules. The information does not necessarily indicate beneficial ownership for any other purpose. Under these rules, the number of shares of common stock deemed outstanding includes shares issuable upon exercise of stock options or warrants held by the respective person or group that may be exercised or converted within 60 days after February 28, 2019. For purposes of calculating each person’s or group’s percentage ownership, stock options and warrants exercisable within 60 days after February 28, 2019 are included for that person or group but not for any other person or group.

Applicable percentage ownership is based on 14,270,268 shares of common stock outstanding at February 28, 2019.

Unless otherwise indicated and subject to applicable community property laws, to our knowledge, each stockholder named in the following table possesses sole voting and investment power over the shares listed. Unless otherwise noted below, the address of each person listed on the table is c/o One Stop Systems, Inc., 2235 Enterprise Street, #110, Escondido, CA 92029.

Name and Address of Beneficial Owner (1)	Number of Shares of Common Stock Beneficially Owned (2)	Percent of Common Stock Beneficially Owned
5% or greater stockholders:
James Reardon (10)	1,330,496	9.3%
AIGH Investment Partners L.P. (11)	1,037,650	7.3%
Wasatch Advisors, Inc. (12)	1,020,580	7.2%

Named Executive Officer and Directors:
Steve Cooper (1)	3,621,644	24.2%
Randy Jones (2)	1,313,749	9.2%
John Reardon (3)	404,285	2.8%
Ken Potashner (4)	379,933	2.6%
Jack Harrison (5)	10,000	*
David Raun (6)	22,500	*
Jim Ison (7)	131,866	*
John Morrison (8)	25,086	*
All executive officers and directors as a group (8 persons)(9)	5,909,063	37.8%

*	Less than 1%.

(1)

Consists of (i) 2,930,394 shares of common stock held by The Cooper Revocable Trust dated April 25, 2001, and (ii) 688,750 shares of common stock and 2,500 RSU’s that Mr. Cooper has the right to acquire or receive  from us within 60 days of February 28, 2019 pursuant to exercise of stock options. Steve Cooper shares joint voting and investment control of The Cooper Revocable Trust dated April 25, 2001 with his wife Lori Cooper. Mr. Cooper serves as chief executive officer, president and chairman of the board of directors.

(2)

Consists of (i) 1,263,749 shares of common stock held by Randy Jones and Roseann Piazza Jones Revocable Trust, and (ii) 50,000 shares of common stock that Mr. Jones has the right to acquire from us within 60 days of February 28, 2019 pursuant to the exercise of stock options. Randy Jones shares joint voting and investment control of the Randy Jones and Roseann Piazza Jones Revocable Trust. Mr. Jones is a member of the board of directors and consultant with the Company.

(3)

Consists of (i)145,422 shares of common stock held by the Reardon Family Trust dated August 31, 2011 of which Mr. Reardon holds joint voting and investment control with his wife Dawn Reardon, (ii) 88,863 shares of common stock held by The RTC Group, Inc. of which Mr. Reardon exercises sole voting and investment control, and (iii) 170,000 shares of common stock that Mr. Reardon has the right to acquire from us within 60 days of February 28, 2019 pursuant to the exercise of stock options. Mr. Reardon is a member of the board of directors.

(4)

Consists of (i) 70,000 shares of common stock held by Mr. Potashner, (ii)139,933 shares of common stock that Kenco, Inc. has the right to exercise within 60 days of February 28, 201( pursuant to common stock warrants, and (iii) 170,000 shares of common stock that Mr. Potashner has the right to acquire from us within 60 days of February 28, 2019 pursuant to the exercise of stock options. Mr. Potashner has sole voting and investment control over Kenco, Inc. Mr. Potashner is a member of the board of directors.

(5)

Includes 10,000 shares of common stock that Mr. Harrison has the right to acquire from us within 60 days of February 28, 2019 pursuant to the exercise of stock options. Mr. Harrison is a member of the board of directors.

(6)

Consists of (i) 12,500 shares of common stock held by Mr. Raun, (ii) 10,000 shares of common stock the Mr. Raun has the right to acquire from us within 60 days of February 28, 2019 pursuant to the exercise of stock options. Mr. Raun is a member of the board of directors.

(7)

Consists of (i) 12,252 shares of common stock held by Mr. Ison and (ii) 118,780 shares of common stock and 834 RSU’s that Mr. Ison has the right to acquire or receive from us within 60 days of February 28, 2019 pursuant to the exercise of stock options. Mr. Ison is the VP of Sales for the Company.

(8)	Consists of (i) 16,666 shares of common stock held by Mr. Morrison, (ii) 8,332 of RSU’s that Mr. Morrison has a right to receive. Mr. Morrison is the Chief Financial Officer of the company.
(9)

Includes (i) 4,451,071 shares beneficially owned by our current named executive officers and directors and (ii) 1,357,463shares subject to options, warrants or convertible securities and 11,666 RSU’s that are either exercisable or has a right to receive within 60 days of February 28, 2019, as set forth in the previous footnotes.

(10)	Schedule 13D filed with the SEC on September 10, 2018. Mr. Reardon is also the President, CDI Division of the Company.
(11)	Schedule 13G filed with the SEC on February 12, 2019.
(12)	Schedule 13G filed with the SEC on February 15, 2019.

Equity Compensation Plan Information:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
2017 Stock Option Plan	298,335	$3.98	1,157,500
2015 Stock Option Plan	674,458	$1.61	-
2011 Stock Option Plan	994,289	$0.70	-
2000 Stock Option Plan	175,000	$0.65	-
Warrants	578,996	$4.32	-

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

We describe below the transactions and series of similar transactions, since January 1, 2016, to which we were a party or will be a party, in which:

•	the amounts involved exceeded or will exceed $120,000; and
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

SkyScale Joint Venture

On April 6, 2017, OSS and Jacoma Investments, LLC, an entity controlled by our board member Jack Harrison, formed a joint venture named SkyScale, LLC in the State of California. In accordance with the terms of the joint venture, Jacoma Investments, LLC agreed to contribute $750,000 in capital and OSS agreed to contribute $750,000 in the form of credits to purchase equipment, personnel or support services from OSS. Each party received a 50% membership interest in the joint venture. The purpose of SkyScale, LLC is to engage in the business of providing high performance computing capabilities as cloud services. This joint venture is currently winding down and is being accounted for as a discontinued operation.  On December 31, 2018, as a result of changes in the competitive landscape and downward pressure on pricing from large competitors, the members to the SkyScale joint venture agreement agreed to begin the dissolution of SkyScale.

Convertible Note and Warrant Financing

From 2013 through 2016, we sold to investors in private placements an aggregate of $1,600,000 in promissory notes which included 198,996 warrants to purchase shares of our common stock. Via an affiliated entity controlled by him, our director, Kenneth Potashner, lent $1,100,000 in promissory notes and received 139,933 warrants in the private placement for an aggregate exercise price of $135,000. These notes were paid-off from proceeds received in our initial public offering in February 2018.

Management Services Agreement

Effective August 1, 2016, we entered into a management services agreement with a company owned by the former chief executive officer of Magma. The agreement calls for payments of $180,000 per year for the first two years paid in monthly installments. In the third year, the amount is reduced to $37,500 for the year paid in monthly installments. Additionally, we granted 30,000 nonstatutory stock options in conjunction with execution of this agreement with an exercise price of $1.78 per share. Payments for the year ended December 31, 2018 and 2017 were $120,625 and $180,000, respectively.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The Audit Committee of the Board has selected Haskell & White LLP (“H&W”) as our independent registered public accounting firm for the fiscal year ending December 31, 2018. H&W has audited our consolidated financial statements for the years ended December 31, 2018 and 2017.

Principal Accountant Fees and Services

The aggregate fees for professional services rendered to us by Haskell &White LLP, our independent registered public accounting firm which performed our audits for the years ended December 31, 2018 and 2017, and for other services were as follows:

	2018	2017
Audit fees (1)	$158,470	$205,372
Audit-Related fees (2)	145,505	40,274
Tax fees	-	-
Other fees	-	-
Total fees	$303,975	$245,646

(1)

Includes fees for (i) audits and reviews of our consolidated financial statements for the fiscal years ended December 31, 2018 and 2017, (ii) review of our interim period financial statements for fiscal year 2018, and (iii) fees related to the initial and subsequent review of our registration on Form S-1.

(2)

Includes fees for (i) the pre-acquisition audit of Mission Technologies Group (“Magma”) of the balance sheet as of December 31, 2015 and the related statements of operations, changes in stockholder’s equity (deficit) and cash flows, for the year then ended, and for the period from January 1, 2016 through July 15, 2016 (ii) review procedures of Form 8-K for the acquisitions of CDI and Bressner Technology GmbH.

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

In situations where it is impractical to wait until the next regularly scheduled quarterly meeting, the chairman of the committee has been delegated authority to approve audit and non-audit services to be provided by our independent registered public accounting firm. Fees payable to our independent registered public accounting firm for any specific, individual service approved by the chairman pursuant to the above-described delegation of authority may not exceed $25,000, and the chairman is required to report any such approvals to the full committee at its next scheduled meeting. In addition, the Audit Committee has pre-approved a list of acceptable services and fees payable to H & W in an aggregate amount of up to $12,500 per quarter for such services, including without limitation audit and allowable non-audit and tax consulting.  This pre-approval is for small projects needing quick reaction and judged by the Audit Committee not to raise any independence issues with H&W. Such projects and fees are required to be presented in detail at the next Audit Committee meeting.  Fees that were incurred in 2017 and 2018 were pre-approved by the Audit Committee.

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

83

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

One Stop Systems, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of One Stop Systems, Inc. (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive (loss) income,  stockholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively, the “consolidated financial statements”).  In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2018 and 2017, and the consolidated results of its operations and its cash flows for each of the years then ended, in conformity with U.S. generally accepted accounting principles.

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

Irvine, California

March 21, 2019

ONE STOP SYSTEMS, INC. (OSS)

CONSOLIDATED BALANCE SHEETS

	December 31,
	2018	2017
ASSETS
Current assets
Cash and cash equivalents	$2,272,256	$185,717
Accounts receivable, net	10,540,150	5,192,730
Inventories, net	6,823,930	3,696,330
Prepaid expenses and other current assets	666,330	978,428
	20,302,666	10,053,205
Property and equipment, net	1,759,086	1,581,814
Deposits and other	49,966	31,215
Deferred tax assets, net	2,505,632	1,318,447
Goodwill	7,914,211	3,324,128
Intangible assets, net	3,525,257	608,405
	$36,056,818	$16,917,214

See accompanying notes to consolidated financial statements

ONE STOP SYSTEMS, INC. (OSS)

CONSOLIDATED BALANCE SHEETS - CONTINUED

	December 31,
	2018	2017
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$3,708,865	$3,904,613
Accrued expenses and other liabilities	3,930,718	1,933,977
Borrowings on bank lines of credit	422,960	3,334,508
Current portion of related-party notes payable, net of debt discount of $13,905	-	136,303
Current portion of notes payable, net of debt discount of $9,932	-	640,079
Current portion of notes payable to foreign banks (Note 8)	1,156,915	-
Total current liabilities	9,219,458	9,949,480
Related-party notes payable, net of current portion and debt discount of $579	-	12,696
Notes payable, net of current portion and debt discount of $414	-	335,267
Notes payable to foreign banks, net of current portion (Note 8)	265,038	-
Total liabilities	9,484,496	10,297,443
Commitments and contingencies (Note 11)
Stockholders’ equity
Series C preferred stock, no par value, convertible; 0 shares and 2,000,000 shares, respectively authorized; 0 and 1,087,006 issued and outstanding respectively; liquidation preference of $1,630,509	-	1,604,101
Series B preferred stock, no par value, convertible; 0 and 1,500,000 shares, respectively authorized; 0 and 1,450,000 issued and outstanding, respectively; liquidation preference of $725,000	-	697,996
Series A preferred stock, no par value, convertible; 0 and 500,000 shares, respectively authorized; 0 and 500,000 issued and outstanding, respectively; liquidation preference of $125,000	-	114,430
Common stock, $.0001 par value; 50,000,000 shares authorized; 14,216,328 and 5,514,917 shares issued and outstanding, respectively	1,422	551
Additional paid-in capital	27,424,113	3,484,428
Noncontrolling interest	500	436,842
Accumulated other comprehensive income	1,142	-
Retained (deficit) earnings	(854,855)	281,423
Total stockholders’ equity	26,572,322	6,619,771
	$36,056,818	$16,917,214

See accompanying notes to consolidated financial statements

ONE STOP SYSTEMS, INC. (OSS)

CONSOLIDATED STATEMENTS OF OPERATIONS

	For The Years Ended December 31,
	2018	2017
Net revenue	$37,027,382	$27,538,333
Cost of revenue	25,692,658	18,873,797
Gross margin	11,334,724	8,664,536
Operating expenses:
General and administrative	6,513,298	3,502,998
Marketing and selling	3,995,258	2,924,727
Research and development	4,001,757	2,687,249
Total operating expenses	14,510,313	9,114,974
Loss from operations	(3,175,589)	(450,438)
Other income (expense):
Interest expense	(65,693)	(199,257)
Other, net	271,878	30,440
Total other income (expense), net	206,185	(168,817)
Loss before benefit from income taxes	(2,969,404)	(619,255)
Benefit for income taxes	(1,396,784)	(402,717)
Net loss	$(1,572,620)	$(216,538)
Net loss attributable to noncontrolling interest	$(436,342)	$(313,158)
Net (loss) income attributable to common stockholders	$(1,136,278)	$96,620

Net (loss) income per share attributable to common stockholders:
Basic	$(0.09)	$0.02
Diluted	$(0.09)	$0.01

Weighted average common shares outstanding:
Basic	12,586,513	5,449,413
Diluted	12,586,513	10,689,047

See accompanying notes to consolidated financial statements

ONE STOP SYSTEMS, INC. (OSS)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

	For The Years Ended December 31,
	2018	2017
Net (loss) income attributable to common stockholders	$(1,136,278)	$96,620
Other comprehensive income
Change in foreign currency translation adjustment	19,999	-
Change in unrealized (loss) on available for sale investments	(18,857)	-
Total other comprehensive income	1,142	-
Comprehensive (loss) income	$(1,135,136)	$96,620

See accompanying notes to consolidated financial statements

ONE STOP SYSTEMS, INC. (OSS)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For The Years Ended December 31, 2018 and 2017

	Series C Preferred Stock		Series B Preferred Stock		Series A Preferred Stock		Common Stock		Additional		Accumulated Other	Retained	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Paid in Capital	Noncontrolling Interest	Comprehensive Income	(Deficit) Earnings	Stockholders' Equity
Balance, January 1, 2017	1,087,006	$1,604,101	1,450,000	$697,996	500,000	$114,430	5,374,697	$537	$3,218,878	$-	$-	$184,803	$5,820,745
Stock-based compensation	-	-	-	-	-	-	-	-	160,062	-	-	-	160,062
Exercise of stock options	-	-	-	-	-	-	140,220	14	105,488	-	-	-	105,502
Noncontrolling interest in consolidated subsidiary (Note 1)	-	-	-	-	-	-	-	-	-	436,842	-	-	436,842
Net income	-	-	-	-	-	-	-	-	-	-	-	96,620	96,620
Balance, December 31, 2017	1,087,006	1,604,101	1,450,000	697,996	500,000	114,430	5,514,917	551	3,484,428	436,842	-	281,423	6,619,771
Conversion of preferred stock to common stock upon initial public offering	(1,087,006)	(1,604,101)	(1,450,000)	(697,996)	(500,000)	(114,430)	3,037,006	304	2,416,223	-	-	-	-
Stock-based compensation	-	-	-	-	-	-			527,335	-	-	-	527,335
Exercise of stock options	-	-	-	-	-	-	391,578	39	113,129	-	-	-	113,168
Taxes paid on net issuance of employee stock options	-	-	-	-	-	-	-	-	(341,574)	-	-	-	(341,574)
Fair value of warrants issued to Underwriters with IPO	-	-	-	-	-	-	-	-	669,408	-	-	-	669,408
Proceeds from issuance of stock, net of issuance costs of $3,367,760	-	-	-	-	-	-	3,900,000	390	16,131,850	-	-	-	16,132,240
Shares issued in acquisition of CDI (Note 3)	-	-	-	-	-	-	1,266,364	127	4,194,546	-	-	-	4,194,673
Shares issued in acquisition of Bressner Technology (Note 3)							106,463	11	228,768	-	-	-	228,779
Net loss attributable to noncontrolling interest in consolidated subsidiary (Note 1)	-	-	-	-	-	-	-	-	-	(436,342)	-	-	(436,342)
Currency translation adjustment									-	-	19,999	-	19,999
Unrealized loss	-	-	-	-	-	-	-	-	-	-	(18,857)	-	(18,857)
Net loss	-	-	-	-	-	-	-	-	-	-		(1,136,278)	(1,136,278)
Balance, December 31, 2018	-	$-	-	$-	-	$-	14,216,328	$1,422	$27,424,113	$500	$1,142	$(854,855)	$26,572,322

See accompanying notes to consolidated financial statements

ONE STOP SYSTEMS, INC. (OSS)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended December 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(1,572,620)	$(216,538)
Net loss attributable to noncontrolling interest	(436,342)	(313,158)
Net (loss) income attributable to common stockholders	(1,136,278)	96,620
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Net loss attributable to noncontrolling interest	(436,342)	(313,158)
Deferred provision for income taxes	(1,489,330)	(416,614)
Disposal loss on property and equipment (Note 1)	406,049	-
Provision for bad debt	(2,939)	(1,776)
Warranty reserves	15,088	19,005
Amortization of deferred gain	(134,640)	(57,675)
Depreciation and amortization	1,350,329	836,274
Inventory reserves	299,388	582,863
Amortization of debt discount	24,830	23,837
Stock-based compensation expense	527,335	160,062
Unrealized loss on forward currency contracts	(18,857)	-
Changes in operating assets and liabilities:
Accounts receivable	(2,563,523)	(254,015)
Inventories	46,789	(1,704,134)
Prepaid expenses and other current assets	(275,720)	(835,350)
Accounts payable	(1,460,540)	1,278,055
Accrued expenses and other liabilities	938,718	204,240
Net cash used in operating activities	(3,909,643)	(381,766)

Cash flows from investing activities:
Cash acquired in acquisitions	700,865	-
Proceeds from sales of property and equipment	34,450	-
Cash paid in acquisition of Concept Development Inc.	(646,759)	-
Cash paid in acquisition of Bressner Technology GmbH	(5,374,582)	-
Purchases of property and equipment, including capitalization of labor costs for tooling and test equipment, (net)	(623,166)	(425,482)
Net cash used in investing activities	(5,909,192)	(425,482)

Cash flows from financing activities:
Proceeds from stock options exercised	113,168	105,502
Contribution related to non-controlling interest	-	750,000
Payment on working capital loan	(370,096)
Payment of payroll taxes on net issuance of employee stock options	(341,574)
Stock issuance costs	(1,810,902)
Proceeds from issuance of common stock	19,500,000
Net (repayments) borrowings on bank line of credit	(4,041,243)	876,331
Payments on related-party notes payable	(163,483)	(134,698)
Payments on notes payable	(985,692)	(618,367)
Net cash provided by financing activities	11,900,178	978,768

Net change in cash and cash equivalents	2,081,343	171,520
Effect of exchange rates on cash	5,196	-
Cash and cash equivalents, beginning of year	185,717	14,197
Cash and cash equivalents, end of year	$2,272,256	$185,717

See accompanying notes to consolidated financial statements

ONE STOP SYSTEMS, INC. (OSS)

CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

	For the Years Ended December 31,
	2018	2017
Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$41,138	$167,255
Cash paid during the year for income taxes	$7,626	$49,508

Supplemental disclosure of non-cash transactions:
Acquisition of Bressner Technology GmbH through issuance of common stock (Note 3)	$228,779	$-
Acquisition of CDI through issuance of common stock (Note 3)	$4,194,673	$-
Fair value of warrants issued in connection with initial public offering	$669,408	$-
Reclassification of prepaid IPO expenses to additional paid in capital	$887,450	$-
Disposal of obsolete inventory	$947,400	$867,538
Change in labor and overhead applied to inventory	$957,694	$(149,014)
Fixed assets received from SkyScale in dissolution	$160,000	$-
Reclassification of inventories to property and equipment	$-	$645,909
Deferred revenue on gain from bargain purchase ( Note 3)	$-	$230,700

See accompanying notes to consolidated financial statements

ONE STOP SYSTEMS, INC. (OSS)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Years Ended December 31, 2018 and 2017

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

During the year ended December 31, 2015, the Company formed a new wholly-owned subsidiary in Germany (“OSS GmbH”).  During July 2016, the Company acquired Mission Technologies Group, Inc. (“Magma”) and its operations (Note 3).

In April 2017, the Company and a related entity formed a joint venture named SkyScale, LLC in the State of California (“SkyScale”).  In accordance with the Contribution Agreement, each member contributed $750,000 and received a 50% interest in the joint venture.  The purpose of SkyScale is to engage in the business of providing high performance computing capabilities as cloud services.

In May 2017, the Company entered into a Technology and Software License Agreement with Western Digital (“WDT”) for their Ion flash storage software.  The agreement provides the Company with the Ion source code and rights to develop and market derivative products.  The Company intends to develop and sell Ion flash storage software with its high-density storage arrays, as well as service existing WDT software users (Note 3).

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

On October 31, 2018, the Company’s wholly-owned German subsidiary, OSS GmbH, acquired 100% of the outstanding stock of Bressner Technology GmbH, a Germany limited liability company located near Munich, Germany, from its principal owners for cash consideration of €4,725,000 (US$5,374,582) and stock consideration of 106,463 newly-issued restricted shares of the Company’s common stock.

On December 31, 2018, as a result of changes in the competitive landscape and downward pressure on pricing from large competitors, the members to the SkyScale joint venture agreement agreed to dissolve SkyScale.  As a result, it became necessary for OSS to write-off the outstanding balances of accounts and notes receivable and interest in the amount of $648,411, which write-off was offset by receipt of equipment valued at $160,000 and allocation of income from disposition of assets and liabilities of $71,502.  These amounts have been included as an administrative expense in the accompanying consolidated statements of operations.  Additional reserves for future expenses to be incurred in the process of closing SkyScale were recorded in the amount of $288,400 and are included in administrative expenses.  As a result of the above, total charges related to the dissolution of SkyScale were $705,309 during the year ended December 31, 2018.

Going Concern Considerations

On February 1, 2018, the Company completed its initial public offering through the initial sale of 3,800,000 shares of common stock at a price to the public of $5.00 per share (see Note 8).  Proceeds from the sale were used to retire outstanding debt obligations, complete complimentary business acquisitions, and provide the Company with requisite working capital.

The combination of continued revenue growth, coupled with an expected improvement in gross margins, cost containment of expenses and funding received from our initial public offering leads management to believe that it is probable that our liquidity will be sufficient to meet our cash requirements for current operations through at least a period of the next twelve months. If necessary, external sources of debt and/or equity financing may be obtained based on management’s history of being able to raise capital.  As of February 28, 2019, the Company has received funding commitments in the amount of $4.0 million from members of the Board of Directors until such time as the Company secures a line of credit from a financial institution.

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

Principles of Consolidation

The accompanying unaudited consolidated financial statements include the accounts of OSS, which include the results from the Magma acquisition, Ion business combination, and acquisition of Concept Development Inc., since their respective dates of acquisition, its wholly-owned subsidiary, OSS GmbH, which includes the acquisition of Bressner Technology GmbH on October 31, 2018 and the accounts of the joint venture, SkyScale LLC (collectively referred to as the “Company”).  Intercompany balances and transactions have been eliminated in consolidation.

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

Management determined that the Company is the primary beneficiary of SkyScale based primarily on the related party nature of SkyScale’s decision-makers and daily business operators.  In May 2018, the Company loaned SkyScale $300,000 for operations at an interest rate of 12%, per annum.  On August 30, 2018, an additional one-year working capital loan of $300,000 was authorized on similar terms of which SkyScale utilized $150,000.

On December 31, 2018, as a result of changes in the competitive landscape and downward pressure on pricing from large competitors, the members to the SkyScale joint venture agreement agreed to dissolve SkyScale.  As a result, it became necessary for the Company to write-off the outstanding balances due from SkyScale of notes receivable and interest in the amount of $478,599.  The Company also had unpaid invoices for services rendered to SkyScale in the amount of $169,812.  These amounts have been charged to administrative expenses and are included in the accompanying consolidated financial statements as an operating expense.  As partial consideration for unpaid balances, SkyScale transferred computer equipment to the Company at an estimated market value of $160,000, which is held-for-sale and included in prepaid expenses and other current assets in the accompanying consolidated balance sheet.  The Company also received allocated income from disposition of SkyScale assets and liabilities of $71,502.  Additionally, reserve for future expenses to be incurred in the process of closing SkyScale were recorded in the amount of $288,400.   As a result of the above, total charges related to the dissolution of SkyScale were $705,309 during the year ended December 31, 2018.

The assets and liabilities of SkyScale are as follows:

	December 31,
	2018	2017
Cash and cash equivalents	$47,663	$180,269
Receivables	-	24,522
Other assets	-	8,500
Fixed assets	-	590,452
Total assets	$47,663	$803,743

Accounts payable	$46,663	$82,993
Accrued expenses		10,875
Notes payable	-
Total liabilities	46,663	93,868
Members' equity	1,000	709,875
Total liabilities and members' equity	$47,663	$803,743

Operating results for SkyScale are as follows:

	For the Years Ended
	December 31,
	2018	2017
Net revenue	$158,514	$30,887
Cost of revenue	(675,058)	-
Gross margin	(516,544)	30,887
Operating expenses:
General and administrative	358,725	580,064
Marketing and selling	132,004	77,139
Total operating expenses	490,729	657,203
Loss from operations	(1,007,273)	(626,316)
Other (expense) income	134,590	-
Net loss	$(872,683)	$(626,316)

The non-controlling interest attributable to SkyScale is shown as a component of equity on the consolidated balance sheets and the share of the loss attributable to the non-controlling interest is shown as a component of income (loss) in the accompanying consolidated statements of operations.  Management determined that the dissolution of SkyScale did not represent a strategic shift that has a major effect on the Company’s operations and financial results.  Accordingly, it has not been reported as discontinued operations.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

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

Significant estimates made by management include, among others, the fair value of acquired net assets of Ion in July 2017, CDI in August 2018, and Bressner Technology GmbH in October 2018, dissolution expenses for SkyScale, the allowance for doubtful accounts, fair value of stock options and warrants, recoverability of inventories and long-lived assets, and realizability of deferred tax assets.  Actual results could differ from those estimates.

Concentration Risks

At times, deposits held with financial institutions may exceed the amount of insurance provided by the Federal Deposit Insurance Corporation (“FDIC”), which provides basic deposit coverage with limits up to $250,000 per owner.  As of December 31, 2018, the Company had $989,508 in excess of the insurance limits.  The Company has not experienced any such losses in these accounts.  In German, the deposit insurance is €100,000 per bank, per customer.  Bressner has funds on deposit in both Euro and U.S. dollar denominations of €548,962 (US$628,221), with banks in excess of the insurance limits.

In the years ended December 31, 2018 and December 31, 2017, two customers, disguise (formerly d3) and Raytheon, accounted for approximately 60%, and 46% of the net sales of OSS, excluding the revenue from the recent acquisitions of CDI and Bressner, respectively. As of December 31, 2018, three customers accounted for 74% of net trade accounts receivable and, as of December 31, 2017, three customers accounted for 68% of net trade accounts receivables, excluding recent acquisitions. The revenue for CDI comes predominately from two customers and represents 67% of revenue for the four month period ended December 31, 2018.  Bressner received approximately 47% of its revenue for two customers for the two month period ended December 31, 2018.

Excluding the recent acquisitions of CDI and Bressner, the Company made purchases from three suppliers which represented approximately 45% and 48% of purchases for the years ended December 31, 2018 and 2017, respectively.  CDI made purchases from three suppliers which represented approximately 44% for the four month period ended December 31, 2018.  Bressner Technology GmbH made purchases from three suppliers which represented 36% for the two month period ended December 31, 2018.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on deposit and money market accounts.  The Company considers all highly liquid temporary cash investments with an initial maturity of three months or less when acquired to be cash equivalents.  Management believes that the carrying amounts of cash equivalents approximate their fair value because of the short maturity period.

Accounts Receivable

Accounts receivable are presented at net realizable value.  This value includes an appropriate allowance for estimated uncollectible accounts to reflect any loss anticipated on the trade accounts receivable and unbilled receivables.   Unbilled receivables include cost and gross profit earned in excess of billings.  The allowance for doubtful accounts is an estimate to cover the losses resulting from the inability of customers to make payments on their outstanding balances and unbilled receivables.  In estimating the required allowance, management considers the overall quality and aging of the accounts receivable, specific customer circumstances, current economic trends, and historical experience with collections.  At December 31, 2018 and 2017, the allowance for doubtful accounts is $13,403 and $2,101, respectively.

Revenues earned in excess of related billings are recorded as an asset on the balance sheet as unbilled receivables.  Unbilled receivables as of December 31, 2018, were $65,157.

Inventories

Inventories are valued at the lower of cost or net realizable value determined on a first-in, first-out basis.  The Company uses the average cost method for purposes of determining cost, which approximates the first-in, first-out method.

The Company establishes reserves on its inventories to write-down the carrying value of its estimated obsolete or excess inventories to estimated net realizable value based upon observations of historical usage and assumptions about future demand and market conditions.  In addition, the Company considers changes in the market value of components in determining the net realizable value of its inventory.  Inventory reserves are not typically reversed until the specific inventories are sold or otherwise disposed.

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

Goodwill

Goodwill represents the excess of the purchase price paid over the fair value of the net assets acquired in business combinations. Goodwill is not amortized but is tested for impairment at least annually or when we deem that a triggering event has occurred.  The Company reviews goodwill for impairment annually on December 31st.  The Company completed its annual assessment for goodwill impairment and determined that goodwill is not impaired as of December 31, 2018 and no adjustment was required.   For the year ended December 31, 2018, the Company recognized goodwill related to two business acquisitions as described in Note 3.

Intangible Assets and Long-lived Assets

We evaluate our intangible and long-lived assets for impairment annually when events or circumstances arise that indicate our intangible and long-lived assets may be impaired. Indicators of impairment include, but are not limited to, a significant deterioration in overall economic conditions, a decline in our market capitalization, the loss of significant business, significant decreases in funding for our contracts, or other significant adverse changes in industry or market conditions. The Company completed its qualitative assessment for impairment in December 2018 and determined that there was no impairment as of December 31, 2018. There can be no assurance, however, that market conditions will not change or demand for the Company’s products will continue, which could result in an impairment of intangible and long-lived assets in the future.

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

The Company recorded revenue from product sales that are held in vendor managed inventory under these agreements of $9,960,469 and $10,149,186, for the years ended December 31, 2018 and 2017, respectively.  As of December 31, 2018 and 2017, $1,662,293 and $996,588, respectively, of products sold through those dates were held by the Company in the vendor management program.

Revenues on certain fixed-price contracts where we provide engineering services, prototypes and completed products are recognized over the contract term based on the percentage of completion or based upon milestones delivered that are provided during the period and compared to the total estimated development and milestone goals to be provided over the entire contract. These services require that we perform significant, extensive and complex design, development, modification or implementation of our customers’ systems. Performance will often extend over long periods of time, and our right to receive future payment depends on our future performance in accordance with the agreement.  Recognized revenue using the percentage of completion accounting method during the year ended December 31, 2018 was $152,390.

The percentage-of-completion methodology involves recognizing probable and reasonably estimable revenue using the percentage of services completed, on a current cumulative cost to estimate total cost basis, using a reasonably consistent profit margin over the period. Due to the long-term nature of these projects, developing the estimates of costs often requires significant judgment. Factors that must be considered in estimating the progress of work completed and ultimate cost of the projects include, but are not limited to, the availability of labor and labor productivity, the nature and complexity of the work to be performed and the impact of delayed performance. If changes occur in delivery, productivity or other factors used in developing the estimates of costs or revenues, we revise our cost and revenue estimates, which may result in increases or decreases in revenues and costs, and such revisions are reflected in earnings in the period in which the revision becomes known.

Related billings that are in excess of revenue earned are deferred and recorded as a liability on the balance sheet until the related services are provided.  Deferred revenue as of December 31, 2018 was $51,602.  The Company recognizes revenues for non-refundable, upfront implementation fees on a straight-line basis over the period beginning with initiation of ongoing services through the end of the contract term.

Warranty Reserve

The Company offers product warranties that generally extend for one year from the date of sale. Such warranties require the Company to repair or replace defective product returned to the Company during the warranty period at no cost to the customer. The Company records an estimate for warranty‑related costs at the time of sale based on its historical and estimated future product return rates and expected repair or replacement costs (Note 7).

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

OSS GmbH operates as an extension of OSS’s domestic operations.  The functional currency of OSS GmbH is the Euro. Transactions denominated in currencies other than the functional currency are remeasured to the functional currency at the average exchange rate in effect during the period.  At the end of each reporting period, monetary assets and liabilities are remeasured using exchange rates in effect at the balance sheet date. Non-monetary assets and liabilities are remeasured at historical exchange rates. Consequently, changes in the exchange rates of the currencies may impact the translation of the foreign subsidiaries’ statements of operations into U.S. dollars, which may in turn affect our consolidated statement of operations. The resulting foreign currency translation adjustments are recorded as a separate component of accumulated other comprehensive income in the consolidated balance sheet.

Derivative Financial Instruments

We employ derivatives to manage certain market risks through the use of foreign exchange forward contracts. We do not use derivatives for trading or speculative purposes. Our derivatives are designated as a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (cash flow hedge). We hedge a portion of the exchange risk involved in anticipation of highly probable foreign currency-denominated transactions. In anticipation of these transactions, we enter into foreign exchange contracts to provide currency at a fixed rate. As of December 31, 2018, Bressner had no foreign exchange contracts outstanding as of December 31, 2018.

Unrealized gains on derivatives designated as cash flow hedges are recorded at fair value as assets, and unrealized losses on derivatives designated as cash flow hedges are recorded at fair value as liabilities. For derivative instruments designated as cash flow hedges, the effective portion is reported as a component of accumulated OCI until reclassified into interest expense in the same period the hedged transaction affects earnings. The gain or loss on the ineffective portion is recognized as “Other income (expense) – net” in the consolidated statements of income in each period.

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

Advertising Costs

Advertising costs are expensed as incurred and included in marketing and selling expense in the accompanying consolidated statements of operations.  Advertising costs for the years ended December 31, 2018 and 2017 were $100,520 and $74,293, respectively.

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

The Company files income tax returns in the U.S. federal jurisdiction, California and Germany and has open tax statutes for U.S. federal taxes for the years ended December 31, 2015 through 2017.  For California, the open tax statutes are for years December 31, 2014 through 2017 and for Germany the open years include December 31, 2016 and 2017.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”).  The Tax Act reduces the corporate tax rate to 21%, effective January 1, 2018.  Consequently, the Company has recorded a decrease related to deferred tax assets and deferred tax liabilities as of December 31, 2017.   Except for this adjustment, the Company does not foresee material changes to its gross liability of uncertain tax positions within the next twelve months (Note 13).

Interest Expense

Interest expense consists primarily of interest associated with the Company’s issued debt including the amortization of debt discounts.  The Company recognizes the amortization of debt discounts and the amortization of interest costs using a straight-line method which approximates the effective interest method.

Net (Loss) Income Per Share

Basic net (loss) income per share is calculated by dividing net (loss) income by the weighted-average common shares outstanding during the period.  Diluted net (loss) income per share is calculated by dividing the net (loss) income by the weighted-average shares and dilutive potential common shares outstanding during the period. Dilutive potential shares consist of dilutive shares issuable and the exercise or vesting of outstanding stock options and warrants, respectively, computed using the treasury stock method. During a period where a net loss is incurred, dilutive potential shares are excluded from the computation of dilutive net loss per share, as inclusion is anti-dilutive.

On February 1, 2018, in connection with the Company’s initial public offering, the Company’s outstanding Series A, Series B, and Series C, Preferred Stock was automatically converted to common stock, par value $0.0001.

Recent Accounting Pronouncements

In May 2014, the FASB issued guidance which provides a single, comprehensive accounting model for revenue arising from contracts with customers. This guidance supersedes most of the existing revenue recognition guidance, including industry-specific guidance. Under this model, revenue is recognized at an amount that a company expects to be entitled to upon transferring control of goods or services to a customer, as opposed to when risks and rewards transfer to a customer. The new guidance also requires additional disclosures about the nature, timing and uncertainty of revenue and cash flow arising from customer contracts, including significant judgments and changes in judgments. Considering the one-year delay in the required adoption date for the guidance as issued in July 2015, the new guidance is effective for us beginning in 2018 and may be applied retrospectively to all prior periods presented or through a cumulative adjustment to the opening retained earnings balance in the year of adoption. We will adopt this standard beginning January 1, 2019 and expect to use the modified retrospective method of adoption. Under the new guidance, based on the nature of our contracts, we expect to continue to recognize revenue in a similar manner as with the current guidance. Additionally, we expect the unit of accounting, that is, the identification of performance obligations, will be consistent with current revenue guidance. Accordingly, the adoption of this standard is not expected to significantly impact our revenues.

The new standard is not expected to have a significant impact to revenue recognition for product deliveries for which we have historically recognized revenue as the related products were shipped. Under the new standard we will recognize revenue for these contracts at a point in time when the products transfer to the customer which is customarily upon shipment.

The new standard is not expected to have a significant impact to revenue recognition for our customer-funded research and development contracts that we have historically recognized revenue based on completion of specified milestones. Under the new standard we will continue to recognize revenue for these contracts based upon completion and acceptance of the specified milestone.

In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASU 2016-02”).  Under ASU 2016-02, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term.  ASU 2016-02 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years.  Early application is permitted.  Lessees must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements.  The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented.  Lessees may not apply a full retrospective transition approach.  The Company is currently evaluating the impact of adopting ASU 2016-02 on its consolidated financial statements and disclosures, but preliminary expects its assets and liabilities to increase significantly.

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

In June 2018, the FASB issued ASU No. 2018-07, Stock-based Compensation: Improvements to Nonemployee Share-based Payment Accounting, which amends the existing accounting standards for share-based payments to nonemployees. This ASU aligns much of the guidance on measuring and classifying nonemployee awards with that of awards to employees. Under the new guidance, the measurement of nonemployee equity awards is fixed on the grant date. This ASU becomes effective in the first quarter of fiscal year 2019 and early adoption is permitted but no earlier than an entity’s adoption date of Topic 606. Entities will apply the ASU by recognizing a cumulative-effect adjustment to retained earnings as of the beginning of the annual period of adoption. We are currently evaluating the impact that ASU 2018-07 will have on our condensed consolidated financial statements.

Recently implemented accounting pronouncements

In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”). ASU 2017-04 simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment testing. An entity will no longer determine goodwill impairment by calculating the implied fair value of goodwill by assigning the fair value of a reporting unit to all of its assets and liabilities as if that reporting unit had been acquired in a business combination. Instead, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. The loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary.  The Company adopted early ASU 2017-04 in 2018, as permitted for interim and annual impairment testing after January 1, 2017.  The Company’s early adoption of this guideline did not have a material effect on the Company’s consolidated financial statements.

In May 2017, the FASB issued ASU No. 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting (“ASU 2017-09”), which provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in ASC Topic 718. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award (as equity or liability) changes as a result of the change in terms or conditions. ASU 2017-09 will be effective for the Company for the year ending December 31, 2017 and interim reporting periods within that year. Early adoption is permitted. The Company adoption of this guideline did not have a material effect on the Company’s consolidated financial statements.

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

Fair valuation methods used for the identifiable net assets acquired in the acquisition make use of quoted prices in active markets, discounted cash flows for assessing the value of the customer lists and relationships  and the relief from royalty method for determination of drawing and technology values, both using a risk adjusted weighted cost of capital.  Management estimates that any residual value from the intangible assets will not be significant.  The weighted-average amortization period of each intangible asset identified is three years.

On the acquisition date, goodwill of $1,547,358 and other intangible assets of $1,186,683 were recorded. The business combination is considered a tax-free reorganization under Section 368(a) under the Internal Revenue Code; therefore, acquired goodwill and intangibles of $2,734,041 is not tax-deductible. However, Magma had tax-deductible goodwill of $496,275 (with an original basis of $1,294,624) that will continue to be amortized for tax purposes after the acquisition. In accordance with Topic 350, Intangibles––Goodwill and Other, the Company completed its annual impairment test and determined that the goodwill was not impaired at December 31, 2018.

The definite lived intangible assets related to the Magma acquisition consisted of the following as of December 31, 2018:

Definite lived intangible assets:	Expected Life	Remaining Life	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Drawings and technology	3 years	.5 years	$760,207	$(622,949)	$137,258
Customer lists and relationships	3 years	.5 years	398,717	(326,725)	71,992
Trademarks, URLs and other	3 years	.5 years	27,759	(23,245)	4,514
			$1,186,683	$(972,919)	$213,764

The definite lived intangible assets consisted of the following as of December 31, 2017:

Definite lived intangible assets:	Expected Life	Remaining Life	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Drawings and technology	3 years	1.5 years	$760,207	$(369,545)	$390,662
Customer lists and relationships	3 years	1.5 years	398,717	(193,821)	204,896
Trademarks, URLs and other	3 years	1.5 years	27,759	(14,912)	12,847
			$1,186,683	$(578,278)	$608,405

Amortization expense recognized during the years ended December 31, 2018 and 2017 was $394,641 and $395,642, respectively.  The future amortization expense of the definite lived intangible assets is as follows:

2019	Total
213,764	213,764

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

The Ion transaction was accounted for using the acquisition method pursuant to ASC Topic 805, Business Combinations. Accordingly, the excess of the total fair value of identifiable assets value over the consideration paid was recognized as a bargain purchase and the resulting gain is being deferred and recognized over a thirty-six month period pro-rata with the time period and the rendering of WDT customer support services.  Deferred revenue recognized for the years ended December 31, 2018 and 2017 was $90,632 and $57,675, respectively and is included in revenue in the accompanying consolidated statements of operations.  The Company incurred $65,805 in shipping and storage fees related to the acquisition of this equipment.  These costs which have been included in general and administrative expenses in the accompanying consolidated statements of operations for the year ended December 31, 2017.

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

Concept Development Inc.

On August 31, 2018, the Company acquired 100% of the outstanding common stock of Concept Development Inc. (“CDI”) from CDI’s former stockholder (“CDI Stockholder”) pursuant to an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”).  CDI specializes in the design and manufacturing of custom high-performance computing systems for airborne in-flight entertainment systems.  CDI is located in Southern California. The acquisition is expected to increase the Company’s access to the in-flight entertainment market and gain technical expertise in the design and manufacturing of airborne equipment.

The Company paid cash of $646,759 and issued 1,266,364 shares of the Company’s common stock to the CDI Stockholder for 100% of CDI outstanding common stock. The fair value assigned to the shares of common stock was $4,194,673, which was based upon the closing price of OSS’s stock on August 31, 2018 of $3.63 less a discount of 8.75% for lack of marketability for a one year period.

This transaction was accounted for using the acquisition method pursuant to ASC Topic 805, Business Combinations. Accordingly, goodwill has been measured as the excess of the total consideration over the amounts assigned to the identifiable assets acquired and liabilities assumed.

The preliminary allocation of the total consideration to the acquired net assets as of the acquisition date for CDI is as follows:

Cash	$139,634
Accounts receivable	489,267
Prepaid expenses	45,683
Inventories	205,635
Property and equipment	45,026
Deposits and other	12,526
Customer lists and relationships	1,470,000
Trade name	100,000
Non-compete	200,000
Accounts payable	(91,997)
Accrued expenses	(99,711)
Deferred revenue	(95,610)
Deferred income taxes	(258,301)
Other accrued liabilities	(50,985)
Working capital loan	(370,096)
Total fair value excluding goodwill	1,741,071
Goodwill	3,100,361
Total consideration	$4,841,432

The determination of fair value for the identifiable net assets acquired in the acquisition was determined by management and considered the results of a third-party appraisal of the fair value of equipment purchased. Management estimates that any residual value from the intangible assets listed above will not be significant. On the acquisition date, goodwill of $3,100,361 and other intangible assets of $1,770,000 were recorded. The business combination is considered a tax-free reorganization under Section 368(a) under the Internal Revenue Code.

As of the date of this report, management is still in the process of determining the final accounting related to the CDI transaction.  Because management’s analysis has not yet been completed, the Company’s determination of the purchase price and the resulting purchase price allocation is preliminary.

The Company incurred $245,028 in accounting and legal fees related to the acquisition of CDI.  The amount attributable to the Company has been included in general and administrative expenses in the accompanying consolidated statements of operation for the year ended December 31, 2018.

The amount of revenue and net loss of CDI included in the Company’s consolidated statements of operations for the year ended December 31, 2018 was $755,259 and $(316,390), respectively.  The following unaudited consolidated pro forma information presents the results of operations for the years ended December 31, 2018 and 2017 as if the acquisition occurred on January 1, 2017.

	Year Ended December 31, 2018 (unaudited)	Year Ended December 31, 2017 (unaudited)
Revenue	$39,589,527	$31,418,213
Net (loss) income	$(994,325)	$596,637

Acquisition-related pro forma net (loss) income per share attributable to common stockholders
Basic	$(0.08)	$0.09
Diluted	$(0.08)	$0.05

Definite lived intangible assets related to the CDI acquisition are as follows as of December 31, 2018:
	Expected Life	Remaining Months	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Customer lists and relationships	60 months	56 months	$1,470,000	$(98,000)	$1,372,000
Trade name	24 months	20 months	100,000	(16,667)	83,333
Non-compete	36 months	32 months	200,000	(22,222)	177,778
			$1,770,000	$(136,889)	$1,633,111

The amortization expense of the definite lived intangible assets for the years remaining is as follows:

2019	2020	2021	2022	2023	Total
$410,667	$394,000	$338,444	$294,000	$196,000	$1,633,111

Amortization expense recognized during the year ended December 31, 2018 was $136,889.

Bressner Technology GmbH

On October 31, 2018, the Company’s wholly-owned German subsidiary, OSS GmbH, acquired 100% of the outstanding stock of Bressner Technology GmbH, a Germany limited liability company located near Munich, Germany, from its principal owners for cash consideration of €4,725,000 (US$5,374,582) and stock consideration of 106,463 newly-issued restricted shares of the Company’s common stock. The fair value assigned to the shares of common stock was $228,779, which was based upon the closing price of OSS’s stock on October 31, 2018 of $2.47 less a discount of 13.0% for lack of marketability for a two year period.

This transaction was accounted for using the acquisition method pursuant to ASC Topic 805, Business Combinations. Accordingly, goodwill has been measured as the excess of the total consideration over the amounts assigned to the identifiable assets acquired and liabilities assumed.

The preliminary allocation of the total consideration to the acquired net assets as of the acquisition date for Bressner Technology GmbH is as follows:

Cash	$560,932
Accounts receivable	2,238,881
Inventory	3,721,685
Prepaid expenses and deposits	124,491
Fixed assets	346,637
Customer relationships	1,215,798
Trade name	329,515
Non-compete - Josef Bressner	231,797
Accounts payable and accrued expenses	(2,076,450)
Notes payable	(2,536,148)
Deferred tax liability	(43,499)
Total fair value excluding goodwill	4,113,639
Goodwill	1,489,722
Total allocated purchase price	$5,603,361

The determination of fair value for the identifiable net assets acquired in the acquisition was determined by management and considered the results of a third-party appraisal of the fair value of equipment purchased. Management estimates that any residual value from the intangible assets listed above will not be significant. On the acquisition date, goodwill of $1,489,722 and other intangible assets of $1,777,110 were recorded. The business combination is considered a tax-free reorganization under Section 368(a) under the Internal Revenue Code.

As of the date of this report, management is still in the process of determining the final accounting related to the Bressner transaction.  Because management’s analysis has not yet been completed, the Company’s determination of the purchase price and the resulting purchase price allocation is preliminary.

The Company incurred $419,305 in accounting and legal fees related to the acquisition of Bressner.  The amount attributable to the Company has been included in general and administrative expenses in the accompanying consolidated statements of operation for the year ended December 31, 2018.

The amount of revenue and net income of Bressner included in the Company’s consolidated statements of operations for the year ended December 31, 2018 was $3,849,625 and $153,614, respectively.  The following unaudited consolidated pro forma information presents the results of operations for the years ended December 31, 2018 and 2017 as if the acquisition occurred on January 1, 2017.

	Year Ended December 31, 2018 (unaudited)	Year Ended December 31, 2017 (unaudited)
Revenue	$51,071,348	$44,270,437
Net (loss) income	$(597,018)	$586,400

Acquisition-related pro forma net (loss) income per share attributable to common stockholders
Basic	$(0.05)	$0.11
Diluted	$(0.05)	$0.05

Definite lived intangible assets related to the Bressner acquisition are as follows as of December 31, 2018:
	Expected Life	Remaining Life	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Customer lists and relationships	36 months	34 months	$1,215,798	$(67,544)	$1,148,254
Trade name	36 months	34 months	329,515	(18,306)	311,209
Non-compete	36 months	34 months	231,797	(12,878)	218,919
			$1,777,110	$(98,728)	$1,678,382

The amortization expense of the definite lived intangible assets for the years remaining is as follows:

2019	2020	2021	Total
$592,370	$592,370	$493,642	$1,678,382

Amortization expense recognized during the year ended December 31, 2018 was $98,728.

NOTE 4 – ACCOUNTS RECEIVABLE

Accounts receivable, net consists of the following at December 31,

	2018	2017
Accounts receivable	$10,488,396	$5,194,831
Unbilled receivables	65,157	-
	10,553,553	5,194,831
Less: allowance for doubtful accounts	(13,403)	(2,101)
	$10,540,150	$5,192,730

NOTE 5 – INVENTORIES

Inventories, net consist of the following at December 31:

	2018	2017
Raw materials	$2,248,520	$2,079,589
Sub-assemblies	1,198,071	2,417,095
Work-in-process	311,072	-
Finished goods	3,466,419	-
	7,224,082	4,496,684
Less: reserves for obsolete and slow-moving inventories	(400,152)	(800,354)
	$6,823,930	$3,696,330

NOTE 6 – PROPERTY AND EQUIPMENT

Property and equipment, net consists of the following at December 31:

	2018	2017
Computers and computer equipment	$609,921	$936,317
Furniture and office equipment	211,759	161,434
Manufacturing equipment and engineering tools	2,211,080	2,041,238
Leasehold improvements	163,373	131,188
	3,196,133	3,270,177
Less: accumulated depreciation and amortization	(1,880,167)	(1,688,363)
	1,315,966	1,581,814
Construction in progress - facilities	197,619	-
Software implementation in progress - ERP	245,501	-
	$1,759,086	$1,581,814

During the years ended December 31, 2018 and 2017, the Company incurred $417,259 and $328,907 of depreciation and amortization expense related to property and equipment, respectively.

NOTE 7 – ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consist of the following at December 31:

	2018	2017
Accrued compensation and related liabilities	$1,183,653	$457,152
Deferred revenue and customer deposits	1,135,470	1,033,845
Warranty reserve	416,313	56,774
Other accrued expenses	1,195,282	386,206
	$3,930,718	$1,933,977

NOTE 8 – DEBT

Bank Lines of Credit

In May 2015, the Company entered into a credit agreement (“Credit Agreement”) with a financial institution which provides for a revolving line of credit and a term note payable. Borrowings under the Credit Agreement were collateralized by substantially all of the Company's assets and the personal guarantee of the Company’s Chief Executive Officer (“CEO”).  Under the terms of the revolving line of credit, as amended on October 5, 2017, the line of credit was extended through August 31, 2018, and the unrestricted borrowing capacity was increased from $3,000,000 to $3,500,000.

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

Bressner Technology has six revolving lines of credit with German institutions totaling €3,320,000.  Borrowing under the lines of credit bear interest at variable rates of Euribor plus a stated rate.  Current rates are between 3.75% and 7.99%.  The lines of credit are guaranteed by the managing director through March 31, 2019. Total outstanding balance as of December 31, 2018 was €369,567 (US$422,960).

Notes Payable

In May 2015, the Company issued a note payable in connection with the Credit Agreement totaling $1,250,000 (“May 2015 Note”).  Under the terms of the note agreement, interest accrued on the outstanding balance at 3.60% per annum.  The May 2015 Note required the Company to make monthly principal and interest payments totaling $36,750 through the maturity date.

In July 2016, the Company refinanced the Magma note payable (Note 2) and the May 2015 Note into a new $1,600,000 note payable (“Refinanced Note”).  Under the terms of the Refinanced Note, interest accrued on the outstanding balance at 3.80% per annum.  The Refinanced Note required the Company to make monthly principal and interest payments totaling $47,219 through the maturity date of July 31, 2019.  The note was paid in full on February 23, 2018.

In July 2016, the Company issued a note payable totaling $250,000 (“July 2016 Note”) to a third party.  Under the terms of the note agreement, interest accrued on the outstanding balance at 11% per annum.  The July 2016 Note requires the Company to make monthly principal and interest payments totaling $9,570 with a maturity date on January 15, 2019.  The note is unsecured and guaranteed by the Company’s CEO and is subordinated to borrowings under the Credit Agreement. The note was paid in full on February 15, 2018.

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

Bressner Technology GmbH has four term loans outstanding with a total balance outstanding of €1,242,554 (US$1,421,953) as follows:

Bressner entered into an unsecured note payable for working capital in August 2015, in the amount of €250,000 which bears interest at 2.125% which matures on August 12, 2019.  Quarterly payments of €15,600 are due at the beginning of each calendar quarter with remaining balance due at maturity.  The balance outstanding as of December 31, 2018 is €48,554 (US$55,563).

Bressner entered into a note payable in August 2016, in the amount of €250,000 which bears interest at 2.125% which matures on September 30, 2020.  The loan is guaranteed by the managing director of Bressner through March 31, 2019.  Quarterly payments of €15,600 are due at the end of each calendar quarter with remaining balance due at maturity.  The balance outstanding as of December 31, 2018 is €94,000 (US$107,572).

Bressner entered into an unsecured note payable for working capital in February 2017, in the amount of €800,000 which bears interest at a fixed interest rate of 1.00% which matures on March 31, 2019.  Quarterly payments of interest and fees are due at the end of each calendar quarter with the balance due at maturity.  The balance outstanding as of December 31, 2018 is €800,000 (US$915,504).

Bressner entered into a note payable in September 2017, in the amount of €400,000 which bears interest at 2.125% which matures on April 30, 2020.  The loan is guaranteed by the managing director of Bressner through March 31, 2019.  Quarterly payments of €25,000 are due in January, April, July and November with remaining balance due at maturity.  The balance outstanding as of December 31, 2018 is €300,000 (US$343,314).

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

Total debt discount amortization was $24,830 and $23,837 for the years ended December 31, 2018 and 2017, respectively.  Debt discount amortization is included in interest expense in the accompanying consolidated statements of operations. The debt discount was fully amortized to interest expense when the related notes were paid in full.

A summary of notes payable as described above as of December 31, 2018 is as follows:

Loan Description	Current interest rate	Maturity date	Balance (Euro)	Balance ($)
Euro denominated term Loan 2015 - fixed	2.125%	2019	€48,554	$55,563
Euro denominated term Loan 2017/2 - fixed	1.000%	2019	800,000	915,504
Euro denominated term Loan 2016 - fixed	2.125%	2020	94,000	107,572
Euro denominated term Loan 2017 - fixed	2.150%	2020	300,000	343,314
			€1,242,554	$1,421,953

Total future payments under the notes payable described above are as follows:

Years Ending December 31,	Total
2019	$1,156,915
2020	265,038
2021	-
2022	-
2023	-
Total minimum payments	1,421,953
Current portion of note payable	(1,156,915)
Note payable, net of current portion	$265,038

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

Exercise of Stock Options

During the year ended December 31, 2018, the Company issued 391,578 shares of common stock for proceeds of $113,168 in cash related to the exercise of stock options.  Of the total shares issued, 290,879 shares of common stock were issued as a cashless exercise of stock options.

During the year ended December 31, 2017, the Company issued 140,220 shares of common stock for proceeds of $105,502, in cash related to the exercise of stock options.

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

In December 2011, the Company adopted a stock option plan (“2011 Plan”) under which the Company may issue up to 1,500,000 shares of the Company’s common stock and, as of December 31, 2018, the Company had 240,000 shares of common stock remaining unissued under the 2011 Plan. The 2011 Plan was terminated by the Board of Directors on October 10, 2017, and accordingly, no shares are available for issuance under the 2011 Plan. The 2011 Plan will continue to govern outstanding awards granted thereunder.

In December 2015, the Company adopted a stock option plan (“2015 Plan”) under which the Company may issue up to 1,500,000 shares of the Company’s common stock and, as of December 31, 2018, the Company had 790,000 shares of common stock remaining unissued under the 2015 Plan. The terms of the 2011 Plan and 2015 Plan provided for the grant of incentive options to employees and non-statutory options to employees, directors and consultants of the Company. The 2015 Plan was terminated by the Board of Directors on October 10, 2017, and accordingly, no shares are available for issuance under the 2015 Plan. The 2015 Plan will continue to govern outstanding awards granted thereunder.

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

A summary of stock option activity under the plans during the years ended December 31, 2018 and 2017 are as follows:

	Stock Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2017	2,271,824	$0.72	5.16	$795,890
Granted	360,000	$1.95	-	-
Forfeited / Cancelled	(112,160)	$0.75	-	-
Exercised	(140,220)	$0.75	-	-
Outstanding at December 31, 2017	2,379,444	$0.82	5.05	2,569,047
Granted	295,000	$1.61	-	-
Forfeited / Cancelled	(194,582)	$0.88	-	-
Exercised	(511,115)	$0.85	-	-
Outstanding at December 31, 2018	1,968,747	$1.14	5.04	$1,806,411
Exercisable at December 31, 2018	1,640,370	$0.85	4.30	$1,783,460
Vested and expected to vest at December 31, 2018	1,960,116	$1.13	5.02	$1,806,305

The following table summarizes information about common stock options outstanding as of December 31, 2018:

		Stock Options Outstanding			Stock Options Exercisable
Plan	Exercise Price Range	Number of Shares Outstanding	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Number of Shares Exercisable	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price
2000	$0.75	175,000	0.37	$0.65	175,000	0.37	$0.65
2011	$0.46-$0.84	994,289	3.56	$0.58	994,289	3.56	$0.58
2015	$1.08-$1.95	674,458	7.58	$1.61	471,081	7.31	$1.51
2017	$2.90-$4.09	125,000	9.61	$3.77	-	9.61	$3.77
		1,968,747			1,640,370

The following table presents details of the assumptions used to calculate the weighted-average grant date fair value of common stock options granted by the Company:

	Years Ended December 31,
	2018	2017
Expected term (in years)	5.4 - 5.9	5.3 - 5.9
Expected volatility	45.9 - 47.0%	43.5 - 43.8%
Risk-free interest rate	2.70 - 3.00%	1.86 - 2.07%
Weighted average grant date fair value per share	$1.61	$0.85
Grant date fair value of options vested	$536,666	$1,546,692
Intrinsic value of options exercised	$559,433	$946,134

As of December 31, 2018, the amount of unearned stock-based compensation estimated to be expensed from 2019 through 2021 related to unvested common stock options is $308,556, net of estimated forfeitures. The weighted-average period over which the unearned stock-based compensation is expected to be recognized is 2.03 years.

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

Restricted Stock Units

Restricted stock units may be granted at the discretion of the compensation committee of the Board of Directors under the 2017 Plan in connection with the hiring and retention of personnel and are subject to certain conditions.  Restricted stock units generally vest quarterly over a period of three years and are typically forfeited if employment is terminated before the restricted stock unit vest.  The compensation expense related to the restricted stock units is calculated as the fair value of the common stock on the grant date and is amortized to expense over the vesting period and is adjusted for estimated forfeitures.

The Company’s restricted stock unit activity for the year ended December 31, 2018 is as follows:

	Restricted Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at January 1, 2018	-	$-
Granted	225,000	$4.13
Vested	(44,165)	$(4.14)
Cancelled	(7,500)	$(4.17)
Unvested at December 31, 2018	173,335	$4.13

As of December 31, 2018, there was $512,357 of unrecognized compensation cost related to unvested restricted stock units which is expected to be recognized over a weighted average period of 1.88 years.

Stock-based compensation expense for the years ended December 31, 2018 and 2017 was comprised of the following:

	2018	2017
Stock-based compensation classified as:
General and administrative	$432,734	$111,681
Production	20,263	6,033
Marketing and selling	37,120	25,152
Research and development	37,218	17,196
Total	$527,335	$160,062

Warrants

During the year ended December 31, 2016, the Company issued warrants to purchase 67,416 shares of the Company’s common stock at an exercise price of $1.78 per share in connection with the July 2016 Note and the July 2016 Related Party Notes (Note 8).  The warrants are exercisable and have a weighted average remaining term of 3.72 years.

In connection with the Company’s initial public offering in 2018, the Company issued warrants to the underwriters to purchase 380,000 shares of common stock at an exercise price of $6.00 per share, as described above.

The following table summarizes the Company’s warrant activity during the years ended December 31, 2018 and 2017:

	Number of Shares	Weighted Average Exercise Price
Warrants outstanding – January 1, 2017	198,996	$1.11
Warrants granted	-	-
Warrants exercised	-	-
Warrants outstanding – December 31, 2017	198,996	$1.11
Warrants granted	380,000	6.00
Warrants exercised	-	-
Warrants outstanding – December 31, 2018	578,996	$4.32

NOTE 10 – EMPLOYEE BENEFIT PLAN

The Company has a 401(k) retirement plan. Under the terms of the plan, eligible employees may defer up to 20% of their pre-tax earnings, subject to the Internal Revenue Service annual contribution limit. Additionally, the Plan allows for discretionary matching contributions by the Company.  In 2018 and 2017, the matching contributions were 100% of the employee's contribution up to a maximum of 5% of the employee’s annual compensation.  During the years ended December 31, 2018 and 2017, the Company contributed $323,828 and $269,230, respectively to the 401(k) Plan.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Legal

From time to time the Company is subject to various legal claims and proceedings arising in the ordinary course of business.  In the opinion of management, after consultation with legal counsel, the ultimate disposition of any such matters as of December 31, 2018, will not have a materially adverse effect on the consolidated financial position or results of operations of the Company.

Guarantees and Indemnities

The Company has made certain indemnities, under which it may be required to make payments to an indemnified party, in relation to certain transactions.  The Company indemnifies its directors, officers, employees and agents to the maximum extent permitted under the laws of the State of Delaware.  In connection with its facility lease, the Company has indemnified its lessor for certain claims arising from the use of the facilities.  Also, in connection with its Credit Agreement (Note 8), the Company has agreed to indemnify its lender and others related to the use of the proceeds and other matters.  The duration of the indemnities varies, and in many cases is indefinite.  These indemnities do not provide for any limitation of the maximum potential future payments the Company could be obligated to make.  Historically, the Company has not been obligated to make any payments for these obligations and no liabilities have been recorded for these indemnities in the accompanying consolidated balance sheets.

Leases

The Company leases its offices, manufacturing, and warehouse facility in San Diego County under a non-cancelable operating lease. Our corporate headquarters are in a leased space comprising approximately 24,032 square feet in Escondido, California under a lease that was renewed in August 2018 and now expires in August 2024.  We also lease a 3,208 square foot facility in Salt Lake City, Utah that houses our Ion software development team. CDI is the lessee of approximately 12,000 square feet located in Irvine, California with the lease expiring in June 2021.  Bressner Technology, which was acquired in October 2018, leases space comprising 8,073 square feet which lease expires in December 2019.

For the years ended December 31, 2018 and 2017, rent expense was $630,830 and $488,916, respectively.

Future annual minimum rental commitments under operating leases as of December 31, 2018, are as follows:

Year Ending December 31,	Amount payable
2019	$867,281
2020	624,260
2021	390,055
2022	302,363
2023	311,433
Thereafter	211,734
Total minimum lease payments	$2,707,126

NOTE 12 – RELATED PARTY TRANSACTIONS

The Company has engaged an advertising firm whose president is a member of the Board of Directors of the Company. Amounts paid to this company are included in marketing and selling expense in the accompanying consolidated statements of operations and for the years ended December 31, 2018 and 2017, totaled $34,495 and $36,545, respectively.

The Company has appointed certain stockholders to the Board of Directors.  Director fees paid by the Company, including stock-based compensation, for the years ended December 31, 2018 and 2017 totaled $232,268 and $144,561, respectively, and are included in general and administrative expenses in the accompanying consolidated statements of operations.

The Company engaged a related-party accounting firm (a principal of that firm owns shares in the Company) to provide tax preparation and consulting services.  Amounts paid to this accounting firm are included in general and administrative expense in the accompanying consolidated statements of operations for the year ended December 31, 2017 and totaled $15,750.

The Company has engaged a related-party law firm (a principal of that firm owns shares in the Company) to provide legal services. Legal fees paid to this firm are included in general and administrative expenses in the accompanying consolidated statements of operations for the years ended December 31, 2018 and 2017 and totaled $208,178 and $91,763, respectively.

The Company issued notes payable to Series B preferred stockholders totaling $350,000 during the year ended December 31, 2016.  In connection with the issuance of the July 2016 Related Party Notes during the year ended December 31, 2016, the Company issued warrants to purchase 39,326 shares of common stock at $1.78 per share (Notes 8 and 9).

Interest expense on all related-party notes payable for the years ended December 31, 2018 and 2017 totaled $16,599 and $40,749, respectively.

Effective August 1, 2016, the Company entered into a management services agreement with a company owned by the former Chief Executive Officer of Magma.  The agreement calls for payments of $180,000 per year for the first two years paid in monthly installments.  In year three, the amount is reduced to $37,500 for the year paid in monthly installments.  Additionally, the Company granted 30,000 options in conjunction with execution of this agreement.  Payments for the year ended December 31, 2018 and 2017 were $120,625 and $180,000, respectively.

NOTE 13 – INCOME TAXES

For the years ended December 31, 2018 and 2017, pre-tax income (loss) was attributed to the following jurisdictions:

	2018	2017
Domestic operations	$(2,791,005)	$(316,684)
Foreign operations	257,943	10,587
	$(2,533,062)	$(306,097)

The amounts reflected in the table above do not include net losses attributable to Noncontrolling interest in SkyScale.

Set forth below is the (benefit) for income taxes for the years ended December 31:

	2018	2017
Current:
Federal	$(20,391)	$10,000
State	1,202	800
International	109,998	3,097
	90,809	13,897
Deferred:
Federal	(817,523)	(202,725)
State	(670,070)	(256,927)
International	-	-
	(1,487,593)	(459,652)
Adjustment to deferred taxes for tax rate change	-	43,038
Total benefit for income taxes	$(1,396,784)	$(402,717)

The reconciliation of the (benefit) for income taxes computed at federal statutory rates to the provision for income taxes for the years ended December 31, are as follows:

	2018	2017
Provision at federal statutory rates	$(623,575)	$(210,547)
State income taxes, net	(556,019)	(187,315)
Research credits	(210,567)	(175,938)
Transaction costs	126,212	-
Stock based compensation	(472,064)	22,965
Noncontrolling interest	115,320	133,605
Federal deferred revaluation	-	43,038
Uncertain tax provision	(10,000)	10,000
Other	233,909	(38,525)
	$(1,396,784)	$(402,717)

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  The 2017 balances reflect the revaluation for the reduction in the Federal corporate rate to 21%.  Significant components of deferred taxes as of December 31, 2018 and 2017 were as follows:

	2018	2017
Deferred tax assets:
Reserves	$18,877	$88,243
Accrued expenses	284,364	90,348
Deferred compensation	217,994	178,591
Deferred revenue	158,196	113,726
Inventories	158,967	355,387
Credits and loss carryforward	3,268,535	1,539,791
Total deferred tax assets before valuation allowance	4,106,933	2,366,086
Less: valuation allowance	(183,048)	-
Total deferred tax assets	3,923,885	2,366,086
Deferred tax liabilities:
Property and equipment	(151,927)	(229,129)
Intangible assets	(1,009,293)	(602,126)
Other	(257,033)	(216,384)
Total deferred tax liabilities	(1,418,253)	(1,047,639)
Net deferred tax assets	$2,505,632	$1,318,447

The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those differences become deductible.  Management considers the scheduled reversals of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.  Management believes that it is more likely than not that the Company will realize the benefits of the net deferred tax assets as of December 31, 2018 and 2017.

The Company files income tax returns in the U.S. federal jurisdiction, California and Germany and has open tax statutes for U.S. federal taxes for the years ended December 31, 2015 through 2017.  For California the open tax statutes are for years December 31, 2014 through 2017 and for Germany the open years include December 31, 2016 and 2017.

The Company has Federal net operating loss (“NOL’) carryforwards as of December 31, 2017, of approximately $1,400,000.  The Company may use these NOL carryforwards to offset Federal taxable income in future years through 2037, when the last (Pre-2018) NOL carryforwards expired.  The Company also has a Federal NOL carryforward as of December 31, 2018, of $3,200,000.  The Company may use this NOL carryforward indefinitely to offset 80% of Federal taxable income in future years.  In addition, the Company has state NOL carryforwards of $2,500,000.  State NOLs will carry forward through at least 2038 and may be used to offset future state taxable income.

As of December 31, 2018 and 2017, the Company has $1,271,352 and $501,573 of federal tax credit carryforwards which begin to expire in 2026 and state credit carryforwards of $957,243 and $634,560 which carryforward indefinitely.

As of December 31, 2018, the unrecognized tax benefits associated with uncertain tax positions was $262,784, and such amount is included in other accrued expenses in the accompanying consolidated balance sheets.  If recognized, this would affect the Company’s effective tax rate.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Unrecognized tax benefits balance at December 31, 2016	$137,228
Gross increases for tax positions of prior years	-
Gross decreases for tax positions of prior years	-
Gross increases for tax positions of the current year	66,438
Settlements	-
Lapse of statute of limitations	(200)
Unrecognized tax benefits balance at December 31, 2017	203,466
Gross increases for tax positions of prior years	-
Gross decreases for tax positions of prior years	-
Gross increases for tax positions of the current year	59,318
Settlements	-
Lapse of statute of limitations
Unrecognized tax benefits balance at December 31, 2018	$262,784

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

NOTE 14 –NET (LOSS) INCOME PER SHARE

Basic and diluted net (loss) income per share was calculated as follows for the years ended December 31, 2018 and 2017:

	For The Years Ended December 31,
	2018	2017
Basic and diluted net (loss) income per share attributable to common stockholders:
Numerator:
Net (loss) attributable to common stockholders	$(1,136,278)	$96,620
Denominator:
Weighted average common shares outstanding - basic	12,586,513	5,449,413
Effect of dilutive securities	-	5,239,634
Weighted average common shares outstanding - diluted	12,586,513	10,689,047
Net (loss) income per common share attributable to common stockholders:
Basic	$(0.09)	$0.02
Diluted	$(0.09)	$0.01

NOTE 15 – FAIR VALUE MEASUREMENTS

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

The carrying value of financial instruments including cash and cash equivalents accounts receivable and accounts payable and accrued expenses, lines of credit, and other liabilities approximate fair value due to the short-term nature of these instruments.  Assets and liabilities assumed in the acquisition of  the Ion software, Concept Development Inc., and Bressner Technology GmbH were recorded at fair value based upon the Company’s market assumptions which approximated carrying value (except for acquired intangible assets – Note 2) due to the short-term nature of the instruments.  The carrying amounts of Bressner’s existing lines of credit and notes payable approximate their fair values at the stated interest rates and are reflective of the prevailing market rates.

NOTE 16 – SEGMENT AND GEOGRAPHIC INFORMATION

The Company operates in one reportable segments: the design and manufacture of high-performance computer systems and components. The Company evaluates financial performance on a company-wide basis.

To date, a majority of the Company’s international sales relate to shipments of products to its U.S. customers’ international manufacturing sites or third- party hubs. Net revenue derived from shipments to international destinations represented approximately 57% and 53% of the Company’s net product sales in 2018 and 2017 respectively. All of the Company’s net product sales to date have been denominated in U.S. dollars.

As of December 31, 2018 and 2017, substantially all the Company’s long-lived assets were located in the United States of America with additional assets of approximately $338,468 located in Germany as of December 2018.

NOTE 17 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events after the consolidated balance sheet date of December 31, 2018 through the date of filing.  Based upon the Company’s evaluation, management has determined that, other than as disclosed in the accompanying notes, no subsequent events have occurred that would require recognition in the accompanying consolidated financial statements or disclosure in the notes thereto.

On January 8, 2019, Bressner entered into an agreement for a new line of credit for € 2,000,000 at a variable interest rate of Euribor plus “three-month money” (currently at 4%) with Hypo Vereinsbank, a member of UniCredit Bank AG, Munchen.

On February 13, 2019, Messrs. Cooper, Morrison, and Ison received restricted stock unit (RSU’s) grants of 30,000, 15,000 and 10,000, respectively of shares of our common stock.   The RSU’s vest over three years, with equal semi-annual installments over a period of three years, subject to continued employment with the Company on each vesting date.

On February 26, 2019, Bressner entered into an agreement with an effective date of March 31, 2019, for a loan in the amount of  € 500,000 which bears interest at 2.25% annually requiring monthly payments of €22,232 per month with UniCredit Bank AG, Munchen. This loan matures on March 31, 2021.

As of March 21, 2019, the Company has received two funding commitments in the amount of $2.0 million each from two members of the Board of Directors through April 1, 2020.

Exhibit Index

Exhibit Number	Description

2.1(7)	Agreement and Plan of Merger and Reorganization, dated August 22, 2018, with Concept Development Inc.

2.2 (8)	Share Purchase Agreement, dated October 31, 2018, with Bressner Technology GmbH.

3.1(1)	Amended and Restated Certificate of Incorporation (currently in effect).

3.2(2)	Bylaws, as amended (currently in effect).

4.1(4)	From of Common Stock Certificate of One Stop Systems, Inc.

4.2(3)	Second Amended and Restated Investors’ Rights Agreement, dated January 2007.

4.3(3)	Common Shareholder Piggyback Registration Rights Agreement, dated July 15, 2016.

4.4(5)	Form of Warrant issued to Roth Capital Partners, LLC in connection with One Stop Systems, Inc.’s initial public offering.

4.5(3)	Form of Common Stock Warrant issued to investors in connection with note financings.

10.1+(4)	Form of Indemnification Agreement between One Stop Systems, Inc. and each its directors and executive officers.

10.2+(3)	One Stop Systems, Inc. 2000 Stock Option Plan and related form agreements.

10.3+(3)	One Stop Systems, Inc. 2011 Stock Option Plan and related form agreements.

10.4+(3)	One Stop Systems, Inc. 2015 Stock Option Plan and related form agreements.

10.5+(3)	One Stop Systems, Inc. 2017 Stock Equity Incentive Plan and related form agreements.

10.6+(3)	Executive Employment Agreement between One Stop Systems, Inc. and Steve Cooper, dated October 1, 2017.

10.7+(3)	Executive Employment Agreement between One Stop Systems, Inc. and Jim Ison, dated October 1, 2017.

10.8(4)	Business Loan Agreement and Promissory Note, dated May 6, 2015 by and between One Stop Systems, Inc. and Bank of the West, as amended.

10.9(4)	Lease Agreement dated October 21, 2004, as amended.

10.10(3)	Contribution Agreement for SkyScale, LLC by and between Jacoma Investments, LLC and One Stop Systems, Inc., dated April 11, 2017.

10.11(4)	Technology Source Code License Agreement by and between Western Digital Technologies, Inc. and One Stop Systems, Inc., dated May 9, 2017.

10.12(4)	Services Agreement by and between Western Digital Technologies, Inc. and One Stop Systems, Inc., dated July 1, 2017.

10.13(4)	Original Equipment Manufacturing and Supply Agreement by and between disguise (formerly d3 Technologies) and One Stop Systems, Inc., dated October 1, 2015.

10.14(7)	Piggyback Registration Rights Agreement by and between One Stop Systems, Inc. and James M. Reardon, dated August 31, 2018.

23.1	Consent of Haskell & White LLP, independent registered public accounting firm

Exhibit Number	Description
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to Amendment No.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 21, 2018.
(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on February 6, 2018.
(3)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-222121) filed with the SEC on December 18, 2017.
(4)	Incorporated by reference to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-222121) filed with the SEC on January 16, 2018.
(5)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on February 1, 2018.
(6)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on August 3, 2018.
(7)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on September 6, 2018.
(8)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on November 6, 2018.
+	Indicates management contract or compensatory plan.
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

ONE STOP SYSTEMS, INC.
Date: March 21, 2019	By:	/s/ Steve Cooper
Steve Cooper
President, Chief Executive Officer and Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Steve Cooper	President, Chief Executive Officer and Chairman(Principal Executive Officer)	March 21, 2019
Steve Cooper

/s/ John W. Morrison Jr.	Chief Financial Officer (Principal Accounting and Financial Officer)	March 21, 2019
John W. Morrison Jr.

/s/ Kimberly Sentovich	Director	March 21, 2019
Kimberly Sentovich

/s/ Kenneth Potashner	Director	March 21, 2019
Kenneth Potashner

/s/ John Reardon	Director	March 21, 2019
John Reardon

/s/ Randy Jones	Director	March 21, 2019
Randy Jones

/s/ Jack Harrison	Director	March 21, 2019
Jack Harrison

/s/ David Raun	Director	March 21, 2019
David Raun