Form 10-Q
period 2019-03-31
ONE STOP SYSTEMS, INC.
filed 2019-05-09
CIK 1394056

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No ☒

Securities registered pursuant to Section 12(b) of the Act

Title of class of registered securities	Trading symbol	Name of exchange on which registered
Common Stock, par value $0.0001 per share	OSS	The Nasdaq Capital Market

As of April 30, 2019, the registrant had 14,370,592 shares of common stock (par value $0.0001) outstanding.

Table of Contents

PART I. FINANCIAL INFORMATION

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements.

ONE STOP SYSTEMS, INC. (OSS)

UNAUDITED CONSOLIDATED BALANCE SHEETS

	Unaudited
	March 31,	December 31,
	2019	2018
ASSETS
Current assets
Cash and cash equivalents	$455,434	$2,272,256
Accounts receivable, net	8,633,406	10,540,150
Inventories, net	9,393,622	6,823,930
Prepaid expenses and other current assets	848,614	666,330
	19,331,076	20,302,666
Property and equipment, net	2,440,694	1,759,086
Deposits and other	49,966	49,966
Deferred tax assets, net	3,670,903	2,505,632
Goodwill	7,914,211	7,914,211
Intangible assets, net	3,175,838	3,525,257
	$36,582,688	$36,056,818

See accompanying notes to consolidated financial statements

ONE STOP SYSTEMS, INC. (OSS)

UNAUDITED CONSOLIDATED BALANCE SHEETS - CONTINUED

	Unaudited
	March 31,	December 31,
	2019	2018
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$5,146,669	$3,708,865
Accrued expenses and other liabilities	4,681,021	3,930,718
Borrowings on bank lines of credit (Note 8)	553,965	422,960
Current portion of notes payable (Note 8)	219,319	1,156,915
Total current liabilities	10,600,974	9,219,458
Notes payable, net of current portion (Note 8)	214,315	265,038
Total liabilities	10,815,289	9,484,496
Commitments and contingencies (Note 11)
Stockholders’ equity
Common stock, $.0001 par value; 50,000,000 shares authorized; 14,270,426 and 14,216,328 shares issued and outstanding, respectively	1,427	1,422
Additional paid-in capital	27,605,783	27,424,113
Noncontrolling interest	500	500
Accumulated other comprehensive (loss) income	(40,727)	1,142
Accumulated deficit	(1,799,584)	(854,855)
Total stockholders’ equity	25,767,399	26,572,322
	$36,582,688	$36,056,818

See accompanying notes to consolidated financial statements

ONE STOP SYSTEMS, INC. (OSS)

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	For The Three Month Periods ended March 31,
	2019	2018
Net revenue	$10,057,899	$7,119,712
Cost of revenue	7,646,277	4,906,846
Gross margin	2,411,622	2,212,866
Operating expenses:
General and administrative	2,043,934	1,073,048
Marketing and selling	1,137,932	869,015
Research and development	1,261,964	972,631
Total operating expenses	4,443,830	2,914,694
Loss from operations	(2,032,208)	(701,828)
Other income (expense):
Interest expense	(6,268)	(55,661)
Other, net	(8,164)	67,609
Total other (expense) income, net	(14,432)	11,948
Loss before income taxes	(2,046,640)	(689,880)
(Benefit) provision for income taxes	(1,101,911)	217,124
Net loss	$(944,729)	$(907,004)
Net loss attributable to noncontrolling interest	$-	$(112,585)
Net loss attributable to common stockholders	$(944,729)	$(794,419)

Net loss per share attributable to common stockholders:
Basic	$(0.07)	$(0.08)
Diluted	$(0.07)	$(0.08)

Weighted average common shares outstanding:
Basic	14,239,711	10,140,459
Diluted	14,239,711	10,140,459

See accompanying notes to consolidated financial statements

ONE STOP SYSTEMS, INC. (OSS)

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	For The Three Month Periods ended March 31,
	2019	2018
Net loss attributable to common stockholders	$(944,729)	$(794,419)
Other comprehensive loss
Change in foreign currency translation adjustment	(41,869)	-
Total other comprehensive loss	(41,869)	-
Comprehensive loss	$(986,598)	$(794,419)

See accompanying notes to consolidated financial statements

ONE STOP SYSTEMS, INC. (OSS)

UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For The Three Month Periods ended March 31, 2019 and 2018

	Series C Preferred Stock		Series B Preferred Stock		Series A Preferred Stock		Common Stock				Accumulated Other
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-in	Noncontrolling	Comprehensive Income	Accumulated Deficit	Total Stockholders'
Balance, January 1, 2019	-	$-	-	$-	-	$-	14,216,328	$1,422	$27,424,113	$500	$1,142	$(854,855)	$26,572,322
Stock-based compensation	-	-	-	-	-	-	-	-	167,474	-	-	-	167,474
Exercise of stock options, RSU's and Warrants	-	-	-	-	-	-	54,098	5	14,196	-	-	-	14,201
Currency translation adjustment											(41,869)		(41,869)
Net loss	-	-	-	-	-	-	-	-	-	-		(944,729)	(944,729)
Balance, March 31, 2019	-	$-	-	$-	-	$-	14,270,426	1,427	$27,605,783	$500	$(40,727)	$(1,799,584)	$25,767,399

	Series C Preferred Stock		Series B Preferred Stock		Series A Preferred Stock		Common Stock				Accumulated Other
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-in	Noncontrolling	Comprehensive Income	Accumulated Deficit	Total Stockholders'
Balance, January 1, 2018	1,087,006	$1,604,101	1,450,000	$697,996	500,000	$114,430	5,514,917	$551	$3,484,428	$436,842	$-	$281,423	$6,619,771
Conversion of preferred stock to common stock upon initial public offering	(1,087,006)	(1,604,101)	(1,450,000)	(697,996)	(500,000)	(114,430)	3,037,006	304	2,416,223	-	-	-	-
Stock-based compensation	-	-	-	-	-	-	-	-	35,318	-		-	35,318
Exercise of stock options	-	-	-	-	-	-	321,366	32	54,543	-	-	-	54,575
Taxes paid on net issuance of employee stock options	-	-	-	-	-	-	-	-	(274,663)	-	-	-	(274,663)
Relative fair value of warrants issued to Underwriters with IPO	-	-	-	-	-	-	-	-	669,408	-	-	-	669,408
Proceeds from issuance of stock, net of issuance costs of $3,367,760	-	-	-	-	-	-	3,900,000	390	16,131,850	-	-	-	16,132,240
Noncontrolling interest in consolidated subsidiary (Note 1)	-	-	-	-	-	-	-	-	-	(112,585)	-	-	(112,585)
Net loss	-	-	-	-	-	-	-	-	-	-	-	(794,419)	(794,419)
Balance, March 31, 2018	-	$-	-	$-	-	$-	12,773,289	$1,277	$22,517,107	$324,257	$-	$(512,996)	$22,329,645

See accompanying notes to consolidated financial statements

ONE STOP SYSTEMS, INC. (OSS)

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Three Month Periods ended March 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(944,729)	$(907,004)
Net loss attributable to noncontrolling interest	-	(112,585)
Net loss attributable to common stockholders	(944,729)	(794,419)
Adjustments to reconcile net loss to net cash used in operating activities:
Net loss attributable to noncontrolling interest	-	(112,585)
Deferred (benefit) provision for income taxes	(1,165,219)	215,982
(Gain) on disposal of property and equipment	(1,050)	-
Provision for bad debt	(88)	91,127
Warranty reserves	(3,428)	1,326
Amortization of deferred gain	(16,479)	(28,838)
Depreciation and amortization	464,727	253,758
Inventory reserves	57,046	(457,872)
Amortization of debt discount	-	24,830
Stock-based compensation expense	167,474	35,318
Changes in operating assets and liabilities:
Accounts receivable	1,868,297	(111,949)
Inventories	(2,699,867)	430,121
Prepaid expenses and other current assets	(185,596)	(340,579)
Accounts payable	1,467,746	(2,803,316)
Accrued expenses and other liabilities	791,149	(433,714)
Net cash used in operating activities	(200,017)	(4,030,810)

Cash flows from investing activities:
Purchases of property and equipment, including capitalization of labor costs for test equipment and ERP, (net)	(803,243)	(13,387)
Proceeds from sales of property and equipment	1,050	-
Net cash used in investing activities	(802,193)	(13,387)

Cash flows from financing activities:
Proceeds from stock options exercised	14,201	54,575
Payment of payroll taxes on net issuance of employee stock options	-	(274,663)
Stock issuance costs	-	(1,810,902)
Proceeds from issuance of common stock	-	19,500,000
Net borrowings (repayments) on bank lines of credit	140,967	(3,334,508)
Payments on related-party notes payable	-	(163,483)
Payments on notes payable	(972,440)	(985,692)
Net cash (used in) provided by financing activities	(817,272)	12,985,327

Net change in cash and cash equivalents	(1,819,482)	8,941,130
Effect of exchange rates on cash	2,660	-
Cash and cash equivalents, beginning of period	2,272,256	185,717
Cash and cash equivalents, end of period	$455,434	$9,126,847

See accompanying notes to consolidated financial statements

ONE STOP SYSTEMS, INC. (OSS)

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

	For The Three Month Periods ended March 31,
	2019	2018
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$6,268	$39,351
Cash paid during the period for income taxes	$62,349	$-

Supplemental disclosure of non-cash transactions:
Fair value of warrants issued in connection with initial public offering	$-	$669,408
Reclassification of prepaid IPO expenses to additional paid in capital	$-	$887,450
Reclassification of inventories to property and equipment	$-	$384,318

See accompanying notes to consolidated financial statements

ONE STOP SYSTEMS, INC. (OSS)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

For The Three Months Periods Ended March 31, 2019 and 2018

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

On August 31, 2018, the Company acquired Concept Development Inc. (CDI) located in Irvine, California for cash of $646,759, and common stock valued at $4,194,673 (Note 3).  CDI specializes in the design and manufacture of custom high-performance computing systems for airborne in-flight entertainment systems.

On October 31, 2018, the Company’s wholly-owned German subsidiary, OSS GmbH, acquired 100% of the outstanding stock of Bressner Technology GmbH, a Germany limited liability company located near Munich, Germany, from its principal owners for cash consideration of €4,725,000 (US$5,374,582) and stock consideration of 106,463 newly-issued restricted shares of the Company’s common stock.

Going Concern Considerations

On February 1, 2018, the Company completed its initial public offering through the initial sale of 3,800,000 shares of common stock at a price to the public of $5.00 per share (see Note 8).  Proceeds from the sale were used to retire outstanding debt obligations, complete complimentary business acquisitions, and provide the Company with working capital.

The combination of continued revenue and gross profit growth, has resulted in growth of the organization as a whole, along with acquisitions of two companies, but has been offset by increased spending in all areas of operating expenses:  general & administrative, marketing & selling, along with research & development.  The Company is developing plans for cost containment, as well as debt and/or equity financing to ensure that liquidity will be sufficient to meet our cash requirements for current operations through at least a period of the next twelve months. As of March 20, 2019, the Company received funding commitments in the amount of $4,000,000 from members of the Board of Directors, of which $1,500,000 has been borrowed from multiple parties subsequent to March 31, 2019.

As a result, management believes that the Company has sufficient liquidity to satisfy its anticipated cash requirements for at least the next twelve months. However, there can be no assurance that our operations will become profitable or that external sources of financing, including the issuance of debt and/or equity securities, will be available at times and on terms acceptable to us, or at all.  The Company’s management prepares budgets and monitors the financial results of the Company as a tool to align liquidity needs to the recurring business requirements.

Basis of Presentation

The accompanying financial statements have been prepared on an accrual basis of accounting in accordance with United States Generally Accepted Accounting Principles (“U.S. GAAP”), as set forth in the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”).

The unaudited consolidated financial statements herein have been prepared by the Company pursuant to the rules and regulations of the United States Securities Exchange Commission (“SEC”).  The accompanying interim unaudited financial statements have been prepared under the presumption that users of the interim financial information have either read or have access to the audited consolidated financial statements for the latest year ended December 31, 2018.  Accordingly, note disclosures which would substantially duplicate the disclosures contained in the December 31, 2018 audited consolidated financial statements have been omitted from these interim unaudited consolidated financial statements.  The Company evaluated all subsequent events and transactions through the date of filing this report.

Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the three months ended March 31, 2019, are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.  For further information, refer to the audited consolidated financial statements and notes for the year ended December 31, 2018 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 21, 2019.

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

On December 31, 2018, as a result of changes in the competitive landscape and downward pressure on pricing from large competitors, the members to the SkyScale joint venture agreement agreed to dissolve SkyScale.  As a result, it became necessary for the Company to write-off the outstanding balances due from SkyScale of notes receivable and interest in the amount of $478,599.  The Company also had unpaid invoices for services rendered to SkyScale in the amount of $169,812.  These amounts have been charged to administrative expenses and are included in the accompanying consolidated financial statements as an operating expense.  As partial consideration for unpaid balances, SkyScale transferred computer equipment to the Company at an estimated market value of $160,000, which is held-for-sale and included in prepaid expenses and other current assets in the accompanying consolidated balance sheet.  The Company also received allocated income from disposition of SkyScale assets and liabilities of $71,502.  Additionally, accruals for future expenses to be incurred in the process of closing SkyScale were recorded in the amount of $288,400.   As a result of the above, total charges related to the dissolution of SkyScale were $705,309 during the year ended December 31, 2018.

The assets and liabilities of SkyScale are as follows:

	March 31,	December 31,
	2019	2018
Cash and cash equivalents	$-	$47,663
Receivables	-	-
Other assets	-	-
Fixed assets	-	-
Total assets	$-	$47,663

Accounts payable	$-	$46,663
Accrued expenses	-	-
Notes payable	-	-
Total liabilities	-	46,663
Members' equity	-	1,000
Total liabilities and members' equity	$-	$47,663

Operating results for SkyScale are as follows:

	For The Three Month Periods ended March 31,
	2019	2018
Net revenue	$-	$120,539
Cost of revenue	-	148,961
Gross margin	-	(28,422)
Operating expenses:
General and administrative	-	158,013
Marketing and selling	-	40,716
Total operating expenses	-	198,729
Loss from operations	-	(227,151)
Other (expense) income	-	1,981
Net loss	$-	$(225,170)

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

Significant estimates made by management include, among others, the fair value of acquired net assets of CDI in August 2018, and Bressner Technology GmbH in October 2018, dissolution expenses for SkyScale, the allowance for doubtful accounts, fair value of stock options, recoverability of inventories and long-lived assets, and realizability of deferred tax assets.  Actual results could differ from those estimates.

Concentration Risks

At times, deposits held with financial institutions may exceed the amount of insurance provided by the Federal Deposit Insurance Corporation (“FDIC”), which provides basic deposit coverage with limits up to $250,000 per owner.  As of March 31, 2019, the Company had $65,446 in excess of the insurance limits.  The Company has not experienced any such losses in these accounts.  In Germany, the deposit insurance is €100,000 per bank, per customer.  As of March 31, 2019, Bressner has no funds on deposit with banks in excess of the insurance limits.

In the three month periods ended March 31, 2019 and 2018, our top three customers represent approximately 36%, and 54% of sales, respectively. As of March 31, 2019 and 2018, three customers accounted for 53% and  64% of net trade accounts receivables, respectively.

The Company made purchases from three suppliers which represented approximately 21% and 48% of purchases for the three month periods ended March 31, 2019 and 2018, respectively.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on deposit and money market accounts.  The Company considers all highly liquid temporary cash investments with an initial maturity of three months or less when acquired to be cash equivalents.  Management believes that the carrying amounts of cash equivalents approximate their fair value because of the short maturity period.

Accounts Receivable

Accounts receivable are presented at net realizable value.  This value includes an appropriate allowance for estimated uncollectible accounts to reflect any loss anticipated on the trade accounts receivable and unbilled receivables.   Unbilled receivables include costs and gross profit earned in excess of billings.  The allowance for doubtful accounts is an estimate to cover the losses resulting from the inability of customers to make payments on their outstanding balances and unbilled receivables.  In estimating the required allowance, management considers the overall quality and aging of the accounts receivable, specific customer circumstances, current economic trends, and historical experience with collections.  At March 31, 2019 and December 31, 2018, the allowance for doubtful accounts was $13,210 and $ 13,403, respectively.

Revenues earned in excess of related billings are recorded as an asset on the balance sheet as unbilled receivables.  Unbilled receivables as of March 31, 2019 and December 31, 2018, were $6,663 and $65,157, respectively.

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

Goodwill

Goodwill represents the excess of the purchase price paid over the fair value of the net assets acquired in business combinations. Goodwill is not amortized but is tested for impairment at least annually or when we deem that a triggering event has occurred.  The Company reviews goodwill for impairment annually on December 31st.  The Company completed its annual assessment for goodwill impairment and determined that goodwill is not impaired as of December 31, 2018 and no adjustment was required.  For the three month period ended March 31, 2019, the Company did a review for impairment of goodwill and no adjustment was required.  During the year ended December 31, 2018, the Company recognized goodwill related to two business acquisitions as described in Note 3.

Intangible Assets and Long-lived Assets

We evaluate our intangible and long-lived assets for impairment when events or circumstances arise that indicate our intangible and long-lived assets may be impaired. Indicators of impairment include, but are not limited to, a significant deterioration in overall economic conditions, a decline in our market capitalization, the loss of significant business, significant decreases in funding for our contracts, or other significant adverse changes in industry or market conditions. The Company completed its qualitative assessment for impairment in December 2018 and determined that there was no impairment as of December 31, 2018.  There were no events or circumstances that arose during the three month period ended March 31, 2019, that gave an indication of impairment. There can be no assurance, however, that market conditions will not change or demand for the Company’s products will continue, which could result in an impairment of intangible and long-lived assets in the future.

Revenue Recognition

On January 1, 2019, the Company adopted the new accounting standard update ASC 606, Revenue from Contracts with Customers, which superseded nearly all existing revenue recognition guidance under GAAP, to all contracts using the modified retrospective method. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods.

The Company’s performance obligations are satisfied over time as work is performed or at a point in time. The majority of the Company’s revenue is recognized at a point in time when products ship and control is transferred to the customer. The Company determines revenue recognition through the following steps: (1) identification of the contract with a customer; (2) identification of the performance obligations in the contract; (3) determination of the transaction price; (4) allocation of the transaction price to the performance obligations in the contract; and (5) recognition of revenue when, or as, a performance obligation is satisfied.

The Company’s contracts are executed through a combination of written agreements along with purchase orders with all customers including certain general terms and conditions. Generally, purchase orders entail products, quantities and prices, which define the performance obligations of each party and are approved and accepted by the Company. The Company’s contracts with customers do not include extended payment terms. Payment terms vary by contract type and type of customer and generally range from 30 to 60 days from invoice. Additionally, taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction, that are collected by the Company from a customer and deposited with the relevant government authority, are excluded from revenue.

The transaction price is determined based on the consideration to which the Company will be entitled in exchange for transferring goods or services to the customer adjusted for estimated variable consideration.  Variable consideration may include discounts, rights of return, refunds, and other similar obligations. The Company allocates the transaction price to each distinct product and service based on its relative standalone selling price. The standalone selling price for products primarily involves the cost to produce the deliverable plus the anticipated margin and for services is estimated based on the Company’s approved list price.

In the normal course of business, the Company does not accept product returns unless the items are defective as manufactured. The Company establishes provisions for estimated returns and warranties. In addition, the Company does not typically provide customers with the right to a refund and does not transact for noncash consideration.

Customer agreements include one vendor managed inventory program. The Company recognizes revenue under this arrangement when (i) risks of ownership have passed to the customer; (ii) the customer's commitment to purchase the goods is fixed; (iii) there is a fixed schedule for delivery of the goods that is reasonable and consistent with the customer's business purpose; (iv) the Company does not have any specific performance obligations such that the earning process is not complete; (v) the ordered goods have been segregated from the Company's inventory and are not subject to being used to fill other orders; and (vi) the product is complete and ready for shipment. Also, such arrangement must be requested by the customer and the customer has explained a substantial business purpose for the arrangement. Management also considers whether the customer's custodial risks are insured and whether modifications to the Company's normal billing and credit terms were required.

The Company recorded revenue from product sales that are held in vendor managed inventory under these agreements of $1,494,078 and $990,401, for the three month periods ended March 31, 2019 and 2018, respectively.

Revenues on certain fixed-price contracts where we provide engineering services, prototypes and completed products are recognized over the contract term based on the percentage of completion or based upon milestones delivered that are provided during the period and compared to the total estimated development and milestone goals to be provided over the entire contract. These services require that we perform significant, extensive and complex design, development, modification or implementation of our customers’ systems. Performance will often extend over long periods of time, and our right to receive future payment depends on our future performance in accordance with the agreement. Recognized revenue using the percentage of completion accounting method was $34,480 and $0 during the three month periods ended March 31, 2019 and 2018, respectively.

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

Related billings that are in excess of revenue earned are deferred and recorded as a liability on the balance sheet until the related services are provided. Deferred revenue was $1,123,896 and $175,000 for the three month periods ended March 31, 2019 and 2018, respectively. The Company recognizes revenues for non-refundable, upfront implementation fees on a straight-line basis over the period beginning with initiation of ongoing services through the end of the contract term.

The Company’s operating segment revenues disaggregated by primary geographic market, which is determined based on a customer’s geographic location, for the three month period ended March 31, 2019 is as follows:

	For The Three Month Period ended March 31, 2019
Entity:	Domestic	International	Total
Customized computers and flash arrays	$2,042,510	$3,187,576	$5,230,086
In-flight entertainment & connectivity	296,529	2,925	299,454
Value-added reseller with minimal customization	-	4,528,359	4,528,359
	$2,339,039	$7,718,860	$10,057,899

Warranty Reserve

The Company offers product warranties that extend for one year from the date of sale. Such warranties require the Company to repair or replace defective product returned to the Company during the warranty period at no cost to the customer. The Company records an estimate for warranty‑related costs at the time of sale based on its historical and estimated future product return rates and expected repair or replacement costs (Note 7).

While such costs have historically been within management’s expectations and the provisions established, unexpected changes in failure rates could have a material adverse impact on the Company, requiring additional warranty reserves and could adversely affect the Company’s gross profit and gross margins.

The Company offers customers extended warranties beyond the standard one-year warranty on the product.  The customer can purchase extended warranties from one to five years, in the bronze, silver or gold categories.  This entails hardware repair or replacement, shipping methods on how the warranties will be returned / delivered, response times and hours of operations to receive support.  The amount of warranties sold for the three months period ended March 31, 2019 and 2018 was $80,123 and $16,184.

The revenue that was recognized for the warranties sold for the three months ended March 31, 2019 and 2018 was $106,698 and $27,447, respectively.  The Company does have recourse with some of its suppliers that offer more than a one-year guarantee on parts, but this is not standard.  The few that offer greater than a year warranty, the Company may be able to cover the cost of the part from the manufacturer for the failed part.  The amount of these costs vary in a wide range, but are not material, due to the infrequency of failure.  The amount of liability on the Company’s books for revenue not recognized as of March 31, 2019 and December 31, 2018 were $382,759 and $409,334, respectively.

Shipping and Handling Costs

The Company's shipping and handling costs are included in cost of goods sold for all periods presented.

Foreign Currency

We operate primarily in the United States.  Foreign sales of products and services are primarily denominated in U.S. dollars.  We also conduct limited business outside the United States through our foreign subsidiary in Germany, where business is largely transacted in non-U.S. dollar currencies, particularly the Euro, which is subject to fluctuations due to changes in foreign currency exchange rates.   Accordingly, we are subject to exposure from changes in the exchange rates of local currencies. Foreign currency transaction gains and losses are recorded in other income (expense), net in the consolidated statements of operations.

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

Derivative Financial Instruments

We employ derivatives to manage certain market risks through the use of foreign exchange forward contracts. We do not use derivatives for trading or speculative purposes. Our derivatives are designated as a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (cash flow hedge). We hedge a portion of the exchange risk involved in anticipation of highly probable foreign currency-denominated transactions. In anticipation of these transactions, we enter into foreign exchange contracts to provide currency at a fixed rate. As of March 31, 2019, the Company had no foreign exchange contracts outstanding.

Unrealized gains on derivatives designated as cash flow hedges are recorded at fair value as assets, and unrealized losses on derivatives designated as cash flow hedges are recorded at fair value as liabilities. For derivative instruments designated as cash flow hedges, the effective portion is reported as a component of accumulated other comprehensive income until reclassified into interest expense in the same period the hedged transaction affects earnings. The gain or loss on the ineffective portion is recognized as “Other income (expense) – net” in the consolidated statements of income in each period.

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

The estimated fair value of common stock option awards is calculated using the Black-Scholes option pricing model. The Black-Scholes model requires subjective assumptions regarding future stock price volatility and expected time to exercise, along with assumptions about the risk-free interest rate and expected dividends, all of which affect the estimated fair values of the Company’s common stock option awards.  The expected term of options granted is calculated using the simplified method, which is the weighted average vesting period and the contractual lives of the options.

This calculation is based on a method acceptable in instances where the vesting and exercise terms of options granted meet certain conditions and where limited historical exercise data is available.  The expected volatility is based on the historical volatility of the common stock of comparable public companies that operate in similar industries as the Company.

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

Advertising Costs

Advertising costs are expensed as incurred and included in marketing and selling expense in the accompanying consolidated statements of operations.  Advertising costs for the three month periods ended March 31, 2019 and 2018 were $130,922 and $17,626, respectively.

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

The Company files income tax returns in the U.S. federal jurisdiction, California and Germany.  On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”).  The Tax Act reduces the corporate tax rate to 21%, effective January 1, 2018.  Consequently, the Company has recorded a decrease related to deferred tax assets and deferred tax liabilities as of December 31, 2017.   Except for this adjustment, the Company does not foresee material changes to its gross liability of uncertain tax positions within the next twelve months.

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

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASU 2016-02”).  Under ASU 2016-02, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term.  ASU 2016-02 is effective for the Company for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years.  Early application is permitted.  Lessees must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements.  The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented.  Lessees may not apply a full retrospective transition approach.  The Company is currently evaluating the impact of adopting ASU 2016-02 on its consolidated financial statements and disclosures, but preliminary expects its assets and liabilities to increase significantly.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”), which is intended to reduce the existing diversity in practice in how certain cash receipts and cash payments are classified in the statement of cash flows. ASU 2016-15 is effective for fiscal years beginning after December 15, 2018, with early adoption permitted, provided that all of the amendments are adopted in the same period. The Company is currently evaluating the impact of adopting ASU 2016-15 on its consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (“ASU 2017-01”). The amendments in this update clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. ASU 2017-01 will be effective for the Company for the year ending December 31, 2019 and interim reporting periods within 2020. Early adoption is permitted for transactions that have not been reported in financial statements that have been issued or made available for issuance. The Company is currently evaluating the effect of the adoption of this guidance on the Company’s consolidated financial statements.

In June 2018, the FASB issued ASU No. 2018-07, Stock-based Compensation: Improvements to Nonemployee Share-based Payment Accounting, which amends the existing accounting standards for share-based payments to nonemployees. This ASU aligns much of the guidance on measuring and classifying nonemployee awards with that of awards to employees. Under the new guidance, the measurement of nonemployee equity awards is fixed on the grant date. This ASU becomes effective for the year ending December 31, 2020 and early adoption is permitted but no earlier than an entity’s adoption date of Topic 606. Entities will apply the ASU by recognizing a cumulative-effect adjustment to retained earnings as of the beginning of the annual period of adoption. We are currently evaluating the impact that ASU 2018-07 will have on our condensed consolidated financial statements.

Recently implemented accounting pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). ASU 2014-09 supersedes the revenue recognition requirements in FASB Topic 605, Revenue Recognition. ASU 2014-09 implements a five-step process for customer contract revenue recognition that focuses on transfer of control, as opposed to transfer of risk and rewards.  This guidance provides a single, comprehensive accounting model for revenue arising from contracts with customers. This guidance supersedes most of the existing revenue recognition guidance, including industry-specific guidance. Under this model, revenue is recognized at an amount that a company expects to be entitled to upon transferring control of goods or services to a customer, as opposed to when risks and rewards transfer to a customer. The new guidance also requires additional disclosures about the nature, timing and uncertainty of revenue and cash flow arising from customer contracts, including significant judgments and changes in judgments. We adopted this standard beginning January 1, 2019 and used the modified retrospective method of adoption. Under the new guidance, based on the nature of our contracts, we continued to recognize revenue in a similar manner as with the former guidance. Additionally, we expect the unit of accounting, that is, the identification of performance obligations, will be consistent with current revenue guidance. Accordingly, the adoption of this standard did not significantly impact our revenues.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”). ASU 2017-04 simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment testing. An entity will no longer determine goodwill impairment by calculating the implied fair value of goodwill by assigning the fair value of a reporting unit to all of its assets and liabilities as if that reporting unit had been acquired in a business combination. Instead, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. The loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary.  The Company adopted early ASU 2017-04 in 2018.  The Company’s early adoption of this guideline did not have a material effect on the Company’s consolidated financial statements.

NOTE 3 – ACQUISITIONS

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

Definite lived intangible assets related to acquisitions are as follows, as of March 31, 2019:

	Expected Life	Remaining Months	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Customer lists and relationships	36 to 60 months	4 to 53 months	$3,084,515	$(700,312)	$2,384,203
Drawings and Technology	36 months	4 months	760,207	(686,298)	$73,909
Trade name, Trademarks & other	24 to 36 months	4 to 31 months	457,274	(100,262)	357,012
Non-compete	36 months	29 to 31 months	431,797	(71,083)	360,714
			$4,733,793	$(1,557,955)	$3,175,838

Definite lived intangibles assets related to acquisitions are as follows, as of December 31, 2018:

	Expected Life	Remaining Months	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Customer lists and relationships	36 to 60 months	7 to 56 months	$3,084,515	$(492,269)	$2,592,246
Drawings and Technology	36 months	7 months	760,207	(622,949)	$137,258
Trade name, Trademarks & other	24 to 36 months	7 to 34 months	457,274	(58,218)	399,056
Non-compete	36 months	32 to 34 months	431,797	(35,100)	396,697
			$4,733,793	$(1,208,536)	$3,525,257

The amortization expense of the definite lived intangible assets for the years remaining is as follows:

2019	2020	2021	2022	2023	Total
$867,382	$986,370	$832,086	$294,000	$196,000	$3,175,838

Amortization expense recognized during the three month period ended March 31, 2019 and 2018 was $359,616 and $98,660, respectively.

The amount of revenue and net loss of CDI included in the Company’s consolidated statements of operations for the three month periods ended March 31, 2019 was $299,454 and $363,529, respectively.  The amount of revenue and net loss of Bressner included in the Company’s consolidated statements of operations for the three month periods ended March 31, 2019 was $4,535,604 and $149,159, respectively.  The following unaudited consolidated pro forma information presents the results of operations for the three month periods ended March 31, 2019 and 2018 as if these two acquisitions occurred on January 1, 2018.

	For The Three Month Periods ended March 31,
	2019	2018
Revenue	$10,057,899	$10,969,468
Net (loss) income	$(944,729)	$(901,993)

Acquisition-related pro forma net loss per share attributable to common stockholders
Basic	$(0.07)	$(0.09)
Diluted	$(0.07)	$(0.09)

NOTE 4 – ACCOUNTS RECEIVABLE

Accounts receivable, net consist of the following:

	March 31,	December 31,
	2019	2018
Accounts receivable	$8,639,953	$10,488,396
Unbilled receivables	6,663	65,157
	8,646,616	10,553,553
Less: allowance for doubtful accounts	(13,210)	(13,403)
	$8,633,406	$10,540,150

Unbilled receivable includes amounts associated with percentage-of-completion accounting, which includes cost and gross profit earned in excess of billing, not currently billable due to contractual provisions.  The provision for bad debt expense related to accounts receivable was $(88) and $91,127 for the three month periods ended March 31, 2019 and 2018, respectively.

NOTE 5 – INVENTORIES

Inventories, net consist of the following:

	March 31,	December 31,
	2019	2018
Raw materials	$3,542,924	$2,248,520
Sub-assemblies	1,437,134	1,198,071
Work-in-process	515,434	311,072
Finished goods	4,289,135	3,466,419
	9,784,627	7,224,082
Less: reserves for obsolete and slow-moving inventories	(391,005)	(400,152)
	$9,393,622	$6,823,930

NOTE 6 – PROPERTY AND EQUIPMENT

Property and equipment, net consists of the following:

	March 31,	December 31,
	2019	2018
Computers and computer equipment	$613,856	$609,921
Furniture and office equipment	194,099	211,759
Manufacturing equipment and engineering tools	2,388,212	2,211,080
Leasehold improvements	163,373	163,373
	3,359,540	3,196,133
Less: accumulated depreciation and amortization	(1,971,580)	(1,880,167)
	1,387,960	1,315,966
Construction in progress - facilities	649,623	197,619
Software implementation in progress - ERP	403,111	245,501
	$2,440,694	$1,759,086

During the three month periods ended March 31, 2019 and 2018, the Company incurred $105,111 and $155,097 of depreciation and amortization expense related to property and equipment, respectively.

NOTE 7 – ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consist of the following:

	March 31,	December 31,
	2019	2018
Accrued compensation and related liabilities	$959,797	$1,183,653
Deferred revenue and customer deposits	2,190,774	1,135,470
Warranty reserve	406,034	416,313
Other accrued expenses	1,124,416	1,195,282
	$4,681,021	$3,930,718

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

Bressner Technology GmbH has five revolving lines of credit with German institutions totaling €3,820,000 (US$4,286,307).  Borrowing under the lines of credit bear interest at variable rates of Euribor plus a stated rate.  Current rates are between 3.75% and 7.99%.  The lines of credit were guaranteed by the managing director through March 31, 2019. Total outstanding balance as of March 31, 2019 was €493,698 (US$553,965).

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

Bressner Technology GmbH has three term loans outstanding with a total balance outstanding of €386,458 (US$433,634) as follows:

Bressner entered into an unsecured note payable for working capital in August 2015, in the amount of €250,000 (US$280,518) which bears interest at 2.125% which matures on August 12, 2019.  Quarterly payments of €15,600 (US$17,504) are due at the beginning of each calendar quarter with remaining balance due at maturity.  The balance outstanding as of March 31, 2019 is €33,058 (US$37,094).

Bressner entered into a note payable in August 2016, in the amount of €250,000 (US$280,518) which bears interest at 2.125% which matures on September 30, 2020.  The loan is guaranteed by the managing director of Bressner through March 31, 2019.  Quarterly payments of €15,600 (US$17,504) are due at the end of each calendar quarter with remaining balance due at maturity.  The balance outstanding as of March 31, 2019 is €78,400 (US$87,970).

Bressner entered into a note payable in September 2017, in the amount of €400,000 (US$448,828) which bears interest at 2.125% which matures on April 30, 2020.  The loan was guaranteed by the managing director of Bressner through March 31, 2019.  Quarterly payments of €25,000 (US$28,052) are due in January, April, July and November with remaining balance due at maturity.  The balance outstanding as of March 31, 2019 is €275,000 (US$308,570).

Related-Party Notes Payable

In July 2016, the Company issued notes payable totaling $350,000 (“July 2016 Related Party Notes”) to two stockholders.  Under the terms of the note agreements, interest accrues on the outstanding balance at 11% per annum.  The July 2016 Related Party Notes require the Company to make total monthly principal and interest payments of $13,397 with maturity dates on January 15, 2019.  The notes are unsecured and guaranteed by the Company’s CEO and are subordinated to borrowings under the Credit Agreement. The notes were paid in full on February 15, 2018.

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

A summary of notes payable as described above as of March 31, 2019 is as follows:

Loan Description	Current interest rate	Maturity date	Balance (Euro)	Balance ($)
Euro denominated term Loan 2015 - fixed	2.125%	2019	€33,058	$37,094
Euro denominated term Loan 2016 - fixed	2.125%	2020	78,400	87,970
Euro denominated term Loan 2017 - fixed	2.150%	2020	275,000	308,570
			€386,458	$433,634

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

Exercise of Stock Options and Warrants

During the three month periods ended March 31, 2019, the Company issued 54,098 shares of common stock for proceeds of $14,201 in cash related to the exercise of stock options and warrants.  Of the total shares issued, 17,598 shares of common stock were issued as a cashless exercise of stock options.

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

Stock Options

A summary of stock option activity under each of the Company’s stock option plans during the three month periods ended March 31, 2019 is as follows:

	Stock Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2019	1,968,747	$1.14	5.04	$1,806,411
Granted	56,000	$2.43	-	-
Forfeited / Cancelled	-	-	-	-
Exercised	(43,843)	$0.75	-	-
Outstanding at March 31, 2019	1,980,904	$1.19	5.26	$1,931,022
Exercisable at March 31, 2019	1,639,461	$0.88	4.47	$1,904,185
Vested and expected to vest at March 31, 2019	1,821,589	$1.22	5.64	$1,718,919

The following table presents details of the assumptions used to calculate the weighted-average grant date fair value of common stock options granted by the Company:

	For The Three Month Periods ended March 31,
	2019	2018
Expected term (in years)	4.65 - 5.87	-
Expected volatility	43.7 - 44.4	-
Risk-free interest rate	3.00%	-
Weighted average grant date fair value per share	$1.09	-
Grant date fair value of options vested	$1,441,371	$1,240,805
Intrinsic value of options exercised	$56,369	$1,472,506

As of March 31, 2019, the amount of unearned stock-based compensation estimated to be expensed from 2019 through 2022 related to unvested common stock options is $319,285, net of estimated forfeitures. The weighted-average period over which the unearned stock-based compensation is expected to be recognized is 2.04 years.

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

The Company’s restricted stock unit activity for the three month period ended March 31, 2019 is as follows:

	Restricted Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at January 1, 2019	173,335	$4.13
Granted	160,000	$2.43
Vested	(24,585)	$4.12
Cancelled	-	$-
Unvested at March 31, 2019	308,750	$3.25

As of March 31, 2019, there was $763,061 of unrecognized compensation cost related to unvested restricted stock units which is expected to be recognized over a weighted average period of 2.03 years.

Stock-based compensation expense for the three month periods ended March 31, 2019 and 2018 was comprised of the following:

	2019	2018
Stock-based compensation classified as:
General and administrative	$125,206	$21,820
Production	14,898	3,190
Marketing and selling	14,393	2,949
Research and development	12,977	7,359
Total	$167,474	$35,318

Warrants

The following table summarizes the Company’s warrant activity during the three month period ended March 31, 2019:

	Number of Shares	Weighted Average Exercise Price
Warrants outstanding – January 1, 2019	578,996	$4.32
Warrants granted	-	-
Warrants exercised	(17,815)	$1.40
Warrants outstanding – March 31, 2019	561,181	$4.41

NOTE 10 – EMPLOYEE BENEFIT PLAN

The Company has a 401(k) retirement plan. Under the terms of the plan, eligible employees may defer up to 20% of their pre-tax earnings, subject to the Internal Revenue Service annual contribution limit. Additionally, the Plan allows for discretionary matching contributions by the Company.  In the three month periods ended March 31, 2019 and 2018, the matching contributions were 100% of the employee's contribution up to a maximum of 5% of the employee’s annual compensation.  During the three month periods ended March 31, 2019 and 2018, the Company contributed $91,371 and $74,647, respectively to the 401(k) Plan.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Legal

From time to time the Company is subject to various legal claims and proceedings arising in the ordinary course of business.  In the opinion of management, after consultation with legal counsel, the ultimate disposition of any such matters as of March 31, 2019 and December 31, 2018, will not have a materially adverse effect on the consolidated financial position or results of operations of the Company.

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

Leases

The Company leases its offices, manufacturing, and warehouse facility in San Diego County under a non-cancelable operating lease. Our corporate headquarters are in a leased space comprising approximately 24,032 square feet in Escondido, California under a lease that was renewed in August 2018 and now expires in August 2024.  We also lease a 3,208 square foot facility in Salt Lake City, Utah that houses our Ion software development team. CDI is the lessee of approximately 12,000 square feet located in Irvine, California with the lease expiring in June 2021.  Bressner Technology GmbH, which was acquired in October 2018, leases space comprising 8,073 square feet which lease expires in December 2019.

For the three month periods ended March 31, 2019 and 2018, rent expense was $171,145 and $143,928, respectively.

NOTE 12 – RELATED PARTY TRANSACTIONS

The Company has engaged an advertising firm whose president is a member of the Board of Directors of the Company. Amounts paid to this company are included in marketing and selling expense in the accompanying consolidated statements of operations and for the three month periods ended March 31, 2019 and 2018, totaled $9,000 and $4,000, respectively.

The Company has appointed certain stockholders to the Board of Directors.  Director fees paid by the Company, including stock-based compensation, for the three month periods ended March 31, 2019 and 2018 totaled $82,836 and $36,450, respectively, and are included in general and administrative expenses in the accompanying consolidated statements of operations.

The Company has engaged a related-party law firm (a principal of that firm owns shares in the Company) to provide legal services. Legal fees paid to this firm are included in general and administrative expenses in the accompanying consolidated statements of operations for the three month periods ended March 31, 2019 and 2018 totaled $12,000 and $9,998, respectively.

The Company has engaged an IT network support firm whose owner is an employee of the Company.  Fees paid to this firm are included in general and administrative expense in the accompanying consolidated statements of operations for the three month periods ended March 31, 2019 and 201 totaled $660 and $2,864, respectively.

Interest expense on all related-party notes payable for the three month periods ended March 31, 2019 and 2018 totaled $0 and $16,599, respectively.

Effective August 1, 2016, the Company entered into a management services agreement with a company owned by the former Chief Executive Officer of Magma.  The agreement calls for payments of $180,000 per year for the first two years paid in monthly installments.  In year three, the amount is reduced to $37,500 for the year paid in monthly installments.  Additionally, the Company granted 30,000 options in conjunction with execution of this agreement.  Payments for the three month periods ended March 31, 2019 and 2018 were $9,375 and $45,000, respectively.

NOTE 13 – NET LOSS PER SHARE

Basic and diluted net loss per share was calculated as follows for the three month periods ended March 31, 2019 and 2018:

	For The Three Month Periods ended March 31,
	2019	2018
Basic and diluted net loss per share attributable to common stockholders:
Numerator:
Net loss attributable to common stockholders	$(944,729)	$(794,419)
Denominator:
Weighted average common shares outstanding - basic	14,239,711	10,140,459
Effect of dilutive securities	-	-
Weighted average common shares outstanding - diluted	14,239,711	10,140,459
Net loss per common share attributable to common stockholders:
Basic	$(0.07)	$(0.08)
Diluted	$(0.07)	$(0.08)

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

NOTE 15 – SEGMENT AND GEOGRAPHIC INFORMATION

The Company operates in three reportable segments: the design and manufacture of high-performance customized computers and flash arrays, in-flight entertainment & connectivity and value-added reseller with minimal customization. The Company evaluates financial performance on a company-wide basis.

Revenue from customers with non-U.S. billing addresses represented approximately 77% and 46% of the Company’s revenue during the three month periods ended March 31, 2019 and 2018, respectively.

As of March 31, 2019 and 2018, substantially all the Company’s long-lived assets were located in the United States of America with the exception of assets of $338,468 located in Germany as of March 31, 2019.

NOTE 16 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events after the consolidated balance sheet date of March 31, 2019 through the date of filing.  Based upon the Company’s evaluation, management has determined that, other than as disclosed in the accompanying notes, no subsequent events have occurred that would require recognition in the accompanying consolidated financial statements or disclosure in the notes thereto.

Subsequent to March 31, 2019, the Company borrowed $1,500,000 of the $4,000,000 in loan commitments previously received, from multiple parties, including members of the Company’s board of directors.  Bressner Technology GmbH also received a term loan of €500,000.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion and analysis of our financial condition and operating results together with our financial statements and related notes included elsewhere in this Quarterly Report. This discussion and analysis contains forward-looking statements based upon current beliefs, plans and expectations that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” or in other parts of this Quarterly Report.

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

Business Developments

On August 31, 2018, the Company acquired Concept Development Inc. (CDI) located in Irvine, California for cash of $646,759, and common stock of $4,194,673.  CDI specializes in the design and manufacture of custom high-performance computing systems for airborne in-flight entertainment systems.

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

Concept Development, LLC focuses on engineering innovative products and solutions that enhances success for our clients in their design, manufacturing and life support cycle, with in-flight entertainment and connectivity of their processes enabling efficiencies and cost savings.

Bressner Technology GmbH is a leading provider of industrial IT solutions with long standing international contact to assist in leveraging markets around the world to our customers benefit and give them early access to innovative new products.  By continuing to forge strategic partnerships, we have significantly expanded our range of services.  With this, we offer consistent product portfolio at all integration levels, superior product quality, efficient logistics and excellent support.

Components of Results of Operations

Revenue

On January 1, 2019, the Company adopted the new accounting standard update ASC 606, Revenue from Contracts with Customers, which superseded nearly all existing revenue recognition guidance under GAAP, to all contracts using the modified retrospective method. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods.  The adoption of ASC 606 did not have a material impact on our results of operations for the current period.

The Company’s contracts are executed through a combination of written agreements along with purchase orders with all customers including certain general terms and conditions. Generally, purchase orders entail products, quantities and prices, which define the performance obligations of each party and are approved and accepted by the Company.  The Company’s performance obligations are satisfied over time as work is performed or at a point in time. The majority of the Company’s revenue is recognized at a point in time when products ship and control is transferred to the customer.

Customer agreements include one vendor managed inventory program. Such arrangement must be requested by the customer and the customer has explained a substantial business purpose for the arrangement. Management also considers whether the customer's custodial risks are insured and whether modifications to the Company's normal billing and credit terms were required.

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

The percentage-of-completion methodology involves recognizing probable and reasonably estimable revenue using the percentage of services completed, on a current cumulative cost to estimate total cost basis, using a reasonably consistent profit margin over the period. Due to the long-term nature of these projects, developing the estimates of costs often requires significant judgment. .

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

Other Income (Expense), net

Other income consists of income received for activities outside of our core business.  In 2017, this includes rental income received through the sub-leasing of certain facility space.  Other expense includes expenses for activities outside of our core business.  These expenses consist primarily of loan fee amortization and interest expense.

Provision for Income Taxes

Provision for income taxes consists of estimated income taxes due to the United States and German governments and to the state tax authorities in jurisdictions in which we conduct business, as well as the change in our deferred income tax assets and liabilities.

Results of Operations

Results of operations for the three month periods ended March 31, 2019 and 2018 include the following businesses from the date of their acquisition:  Magma, SkyScale, which began operations in April 2017, the purchase of the Ion business from Western Digital on July 1, 2017, Concept Development Inc., which was acquired on August 31, 2018, and Bressner Technology GmbH, which was acquired on October 31, 2018.

Accordingly, the periods presented below are not directly comparable.  After the completion of four quarters, these businesses for both revenue and expense reporting will be treated as organic operating activity for current and comparable historical periods.  The following tables set forth our results of continued operations for the three month periods ended March 31, 2019 and 2018 respectively, presented in dollars and as percentage of net revenue.

The following tables set forth our results of operations for the three month periods ended March 31, 2019 and 2018 respectively, presented in dollars and as a percentage of net revenue.

	For The Three Month Periods ended March 31,
	2019	2018
Net revenue	$10,057,899	$7,119,712
Cost of revenue	7,646,277	4,906,846
Gross margin	2,411,622	2,212,866
Operating expenses:
General and administrative	2,043,934	1,073,048
Marketing and selling	1,137,932	869,015
Research and development	1,261,964	972,631
Total operating expenses	4,443,830	2,914,694
Loss from operations	(2,032,208)	(701,828)
Other income (expense):
Interest expense	(6,268)	(55,661)
Other, net	(8,164)	67,609
Total other (expense) income, net	(14,432)	11,948
Loss before income taxes	(2,046,640)	(689,880)
(Benefit) provision for income taxes	(1,101,911)	217,124
Net loss	$(944,729)	$(907,004)
Net loss attributable to noncontrolling interest	$-	$(112,585)
Net loss attributable to common stockholders	$(944,729)	$(794,419)

	For The Three Month Periods ended March 31,
	2019	2018
Net revenue	100.0%	100.0%
Cost of revenue	76.0%	68.9%
Gross margin	24.0%	31.1%
Operating expenses:
General and administrative	20.3%	15.1%
Marketing and selling	11.3%	12.2%
Research and development	12.5%	13.7%
Total operating expenses	44.2%	40.9%
Loss from operations	-20.2%	-9.9%
Other income (expense):
Interest expense	-0.1%	-0.8%
Other, net	-0.1%	0.9%
Total other (expense) income, net	-0.1%	0.2%
Loss before income taxes	-20.3%	-9.7%
(Benefit) provision for income taxes	-11.0%	3.0%
Net loss	-9.4%	-12.7%
Net loss attributable to noncontrolling interest	0.0%	-1.6%
Net loss attributable to common stockholders	-9.4%	-11.2%

Non-GAAP Financial Measures

Adjusted EBITDA

We believe that the use of adjusted earnings before interest, taxes, depreciation and amortization, or adjusted EBITDA, is helpful for an investor to assess the performance of the Company.  The Company defines adjusted EBITDA as income (loss) attributable to common stockholders before interest, taxes, depreciation, amortization, acquisition expenses, impairment of long-lived assets, financing costs, fair value adjustments from purchase accounting, stock-based compensation expense and expenses related to discontinued operations.

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

	For The Three Month Periods ended March 31,
	2019	2018
Net loss attributable to common stockholders	$(944,729)	$(794,419)
Depreciation and amortization	464,727	253,758
Amortization of debt discount	-	24,830
Amortization of deferred gain	(16,479)	(28,838)
Stock-based compensation expense	167,474	35,318
Interest expense	6,268	55,661
(Benefit) provision for income taxes	(1,101,911)	217,124
Adjusted EBITDA	$(1,424,650)	$(236,566)

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

The following table reconciles net loss attributable to common stockholders and diluted earnings per share:

	For The Three Month Periods ended March 31,
	2019	2018
Net loss attributable to common stockholders	$(944,729)	$(794,419)
Amortization of intangibles	359,616	98,660
Stock-based compensation expense	167,474	35,318
Non-GAAP net loss attributable to common stockholders	$(417,639)	$(660,441)

Non-GAAP net loss per share attributable to common stockholders:
Basic	$(0.03)	$(0.07)
Diluted	$(0.03)	$(0.07)
Weighted average common shares outstanding:
Basic	14,239,711	10,140,459
Diluted	14,239,711	10,140,459

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

	For The Three Month Periods ended March 31,
	2019	2018
Cash used in operating activities	$(200,017)	$(4,030,810)
Capital expenditures	(803,243)	(13,387)
Free cash flow	$(1,003,260)	$(4,044,197)

Comparison of the three month periods ended March 31, 2019 and 2018

Revenues, Cost of Sales & Gross Margin:

	For The Three Month Period ended March 31, 2019				For The Three Month Period ended March 31, 2018
Entity:	Revenue	Cost of Revenue	Gross Margin	Gross Margin %	Revenue	Cost of Revenue	Gross Margin	Gross Margin %
OSS - (organic, inclusive of SkyScale)	$5,230,086	$3,728,904	$1,501,182	28.7%	$7,119,712	$4,906,846	$2,212,866	31.1%
Concept Development Inc.	299,454	345,727	(46,273)	-15.5%	-	-	-	0.0%
Bressner Technology GmbH	4,528,359	3,571,646	956,713	21.1%	-	-	-	0.0%
	$10,057,899	$7,646,277	$2,411,622	24.0%	$7,119,712	$4,906,846	$2,212,866	31.1%

Revenue

For the three month periods ended March 31, 2019, total revenue increased $2,938,187 or 41.3%, as compared to the same period in 2018. The increase in revenue was primarily driven by revenue from acquisitions which provided $4,827,813 of which Bressner contributed $4,528,359 or 63.6 percentage points and CDI contributed $299,454 or 4.2 percentage points of the total increase in revenue.  OSS saw a reduction in revenue of $1,769,087 or a negative 24.8 percentage points as compared to same period in the prior year.  The majority of this decrease is attributable to a delay in shipments associated with our flash arrays on our airborne military flash contract.  There was also a small decrease of $120,539 or 1.7 percentage points attributable to the dissolution of SkyScale.

Cost of revenue and gross margin

Cost of revenue increased by $2,739,431 or 55.8%, for the three month period ended March 31, 2019 as compared to the same period in 2018. The increase in cost of revenue was primarily driven by cost of revenue from acquisitions which contributed $3,917,373 of which Bressner contributed $3,571,646 or 72.8 percentage points and CDI contributed $345,727 or 7.0 percentage points of the total increase in cost of revenue.  OSS saw a reduction in cost of revenue of $1,028,981 or a negative 21.0 percentage points as compared to same period in the prior year.  The majority of this decrease is attributable to a delay in shipments associated with our flash arrays on our airborne military flash contract.  There was also a decrease of $148,961 or 3.0 percentage points attributable to the dissolution of SkyScale.

The overall gross margin percentage decreased from 31.1% for the three month period ended March 31, 2018 to 24.0% for the three month period ended March 31, 2019, a decrease of 7.1 percentage points.  OSS gross margin percentage for the three month period ended March 31, 2019 was 28.7%, which was 2.4 percentage points less in comparison to the prior year period of 31.1%.  The 2.4 percentage point decrease is attributable to change in mix attributable to lower sales of flash array systems. CDI contributed gross margin at a rate of negative 15.5% due to cost overruns on fixed price contracts, while Bressner contributed gross margin at a rate of 21.1% which was lower than the expected rate of 23.5%.  This reduction in gross margin is attributable to a significant order being sold at 6% gross margin during the three month periods ended March 31, 2019.

Operating expenses

General and administrative expense

General and administrative expense increased $970,886 or 90.5%, for the three month period ended March 31, 2019 as compared to same period in 2018.  OSS contributed an additional $394,588 or 40.6% of the total annual increase in these expenses.  The increase in general and administrative expense increased primarily due to third party service costs associated with being a public company which includes legal and accounting costs, insurance, listing fees and reporting and compliance costs.  There was a reduction of $158,013 or (16.2%) as a result of the dissolution of SkyScale.  CDI contributed $183,498 or 18.9% of the total annual increase while Bressner contributed $550,813 or 56.7% of the total annual increase.  Overall general and administrative expenses increased as a percentage of revenue to 20.3% during the three month periods ended March 31, 2019 as compared to 15.1% during the same period in 2018.

Marketing and selling expense

Marketing and selling expense increased $268,917 or 30.9% during the three month periods ended March 31, 2019 as compared to the same period in 2018.  OSS had a reduction of $39,234 or (14.6%) of the total increase.  The major reduction was a decrease in external commissions associated with the reduction in sales of flash array systems.  There was a reduction in marketing and selling expense of $40,716 or (15.1) as a result of the dissolution of SkyScale.  CDI’s marketing expense for the three month period ended March 31, 2019 increased $2,207 or 0.8%, and Bressner contributed $346,660 or 128.9% of the total annual increase.  Overall, total marketing and selling expense decreased as a percentage of revenue to 11.3% during the three month period ended March 31, 2019 as compared to 12.2% during the same period in 2018.

Research and development expense

Research and development expense increased by $289,333 or 29.8% during the three month period ended March 31, 2019 as compared to same period in 2018.  These expenses are mainly compromised of salary and related costs and professional consulting services attributable to continued development of new and enhanced product offerings.  OSS saw an increase of $66,550 or 23.0%. The increase was largely driven by increased employee compensation costs.  CDI contributed $127,272 or 44.0% of the annual increase while Bressner contributed $95,511 or 33.0 of the annual increase for 2019. Overall, total research and development expense decreased as a percentage of revenue to 12.5% during the three month period ended March 31, 2019 as compared to 13.7% during the same period in 2018.

Interest expense

Interest expense decreased $49,393 or 88.7% for the three month period ended March 31, 2019 as compared to same period in 2018, as the outstanding debt associated with OSS which was outstanding as of March 31, 2018, was paid down in its entirety with proceeds from its public offering.  On October 31, 2018, the Company acquired Bressner which has a line of credit and certain term loans outstanding and as a result incurred interest charges of $6,216.

Other income (expense), net

Other income (expense), decreased $75,773 or (112%) during the three month period ended March 31, 2019 as compared to the same period in 2018 of which $64,324 of the reduction is attributable to OSS. In the prior year OSS had other income attributable to settlement of certain outstanding obligations which did not occur in the current year.

Provision for income taxes

We have recorded an income tax benefit of $1,101,911 for the three month period ended March 31, 2019 as compared to a tax provision of $217,124 for the same period in 2018.  This benefit is attributable to projected annual taxable income for 2019 with a projected tax rate of 53.85%.  The projected effective tax rate for the quarter differs from the statutory rate mainly due to permanent non-deductible goodwill amortization for Bressner Technology GmbH, as well as projecting federal, foreign and state tax liabilities for the year.

During the three month period ended March 31, 2018, the Company recorded a tax expense despite the fact that the Company experienced a pretax loss for the quarter ended March 31, 2018.  In determining the quarterly income tax expense, GAAP required us to forecast our annual effective income tax rate (“AETR”) for the year ended December 31, 2018.  Based on management’s projections, the Company expected income tax benefits related to research and development credits and equity compensation benefits to exceed our pretax earnings in 2018.  As a result, the Company expected its AETR to be negative for the year ended December 31, 2018, and when this negative AETR is applied to our quarterly pretax loss, the result is a quarterly income tax expense.

Liquidity and capital resources

During the three month period ended March 31, 2019, our primary sources of liquidity came from existing cash and third party borrowings. In addition to expected cash generated from operations, certain members of the Company’s Board of Directors have executed a definitive agreement to commit funds of up to $4,000,000 as a credit facility, of which, the Company has borrowed $1,500,000 as of May 1, 2019 for operations, facility expansion and ERP implementation.  The Company is developing plans for cost containment, as well as debt and/or equity financing to ensure that liquidity will be sufficient to meet our cash requirements for current operations through at least a period of the next twelve months. Additionally, the Company, through Bressner Technology GmbH, received a line of credit of €2,000,000 during the quarter and received a term loan in the amount of €500,000 subsequent to March 31, 2019.

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

The following table summarizes our cash flows for the three month periods ended March 31, 2019 and 2018:

	For The Three Month Periods ended March 31,
Cash flows:	2019	2018
Net cash used in operating activities	$(200,017)	$(4,030,810)
Net cash used in investing activities	$(802,193)	$(13,387)
Net cash (used in) provided by financing activities	$(817,272)	$12,985,327

Operating Activities

During the three month period ended March 31, 2019 we used $200,017 in cash from operating activities, a decrease in the use of cash of $3,830,793 when compared to the cash used in operating activities of $4,030,810 during the same period in 2018. The decrease in cash used in operating activities was primarily a result of a reduction in working capital requirements of $4,501,166 offset by an increase in net loss of $150,310, and an increase in non-cash adjustments of $520,063.  Non-cash adjustments include increases of $1,503,050 comprised of the deferred benefit for income taxes, disposal loss on property and equipment, provision for bad debt, warranty reserves and amortization of debt discount.  These increases were offset by $982,987 in decreases in non-cash adjustments attributable to amortization of deferred gain, depreciation and amortization, inventory reserves, stock-based compensation expense and unrealized gain on forward currency contracts.

Working capital changes decreased overall by $4,501,166.  This net decrease was attributable to an increase in working capital due to increased inventory levels of $3,129,988.  This use of working capital was offset by sources of working capital of $7,631,154 attributable to accounts receivable, prepaids and other assets, accounts payable and accrued expenses and other liabilities for the comparable period.

Our ability to generate cash from operations in future periods will depend in large part on our profitability, the rate and timing of collections of our accounts receivable, our inventory turns and our ability to manage other areas of working capital including accounts payable.

Investing Activities

During the three month period ended March 31, 2019, we used cash of $802,193 in investing activities as compared to $13,387 used during the same period in 2018, an increase of $788,806. The net increase is primarily due to tenant improvements to our headquarter facility and software costs and external consulting costs associated with the implementation of our ERP system with the anticipation for completion by the end of the third quarter 2019.  The renovation and expansion of our facility is nearing completion.  As such, excluding these two major projects, we do not anticipate any other significant purchases of equipment beyond that which is anticipated for use in the normal course of our core business activity.  We are projecting to spend an additional $550,000 over the next two quarters to complete facilities and ERP projects.

Financing Activities

During the three month periods ended March 31, 2019, we used $817,272 in financing activities as compared to the cash generated of $12,985,327 during the same period in 2018.  During the three month period ended March 31, 2019, the Company paid down the outstanding balance on its Euro denominated line of credit and received proceeds of $14,201 for the exercise of warrants and stock options.  During three month period ended March 31, 2018, we received proceeds from the sale of common stock in our initial public offering of $19,500,000 which was offset by our stock issuance costs for commissions and third party professional services.  We also received $54,575 from the exercise of warrants and stock options.  With the proceeds from our initial public offering we paid off our line of credit and retired all outstanding debt obligations.

Contractual obligations and commitments

The following table sets forth our non-cancellable contractual obligations as of March 31, 2019.

Contractual Obligations:	Total	Less than 1 year	1-3 years	3-5 years	More than 5 Years
Notes payable	$433,634	$219,319	$214,315	$-	$-
Operating leases	2,305,662	653,796	1,205,787	446,079	-
Total	$2,739,296	$873,115	$1,420,102	$446,079	$-

All OSS notes payable were paid-off in February 2018, from proceeds from the Company’s initial public offering.  Subsequently on October 31, 2018, the Company acquired Bressner which has lines of credit and certain term loans outstanding which are reflected in the schedule above.  Additionally, subsequently to March 31, 2019, the Company received funding of $1,500,000 from a select group of individuals in conjunction with $4,000,000 in commitments received from certain board members, which is not included in the table above.

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

Stockholder transactions

Effective August 1, 2016, we entered into a management services agreement with a company owned by the former Chief Executive Officer of Magma.  The agreement calls for payments of $180,000 per year for the first two years paid in monthly installments.  In year three the amount is reduced to $37,500 for the year paid in monthly installments.  Additionally, we granted 30,000 options in conjunction with execution of this agreement.  Payments for the three months ended March 31, 2019 and 2018 were $9,375 and $45,000, respectively.

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

Revenue Recognition

On January 1, 2019, the Company adopted the new accounting standard update ASC 606, Revenue from Contracts with Customers, which superseded nearly all existing revenue recognition guidance under GAAP, to all contracts using the modified retrospective method. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. The Company expects the impact of the adoption of the new standard to be immaterial to its net income on an ongoing basis.

The Company’s performance obligations are satisfied over time as work is performed or at a point in time. The majority of the Company’s revenue is recognized at a point in time when products ship and control is transferred to the customer. The Company determines revenue recognition through the following steps: (1) identification of the contract with a customer; (2) identification of the performance obligations in the contract; (3) determination of the transaction price; (4) allocation of the transaction price to the performance obligations in the contract; and (5) recognition of revenue when, or as, a performance obligation is satisfied.

The Company’s contracts are executed through a combination of written agreements along with purchase orders with all customers including certain general terms and conditions. Generally, purchase orders entail products, quantities and prices, which define the performance obligations of each party and are approved and accepted by the Company. The Company’s contracts with customers do not include extended payment terms. Payment terms vary by contract type and type of customer and generally range from 30 to 60 days from invoice. Additionally, taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction, that are collected by the Company from a customer and deposited with the relevant government authority, are excluded from revenue.

The transaction price is determined based on the consideration to which the Company will be entitled in exchange for transferring goods or services to the customer adjusted for estimated variable consideration.  Variable consideration may include discounts, rights of return, refunds, and other similar obligations. The Company allocates the transaction price to each distinct product and service based on its relative standalone selling price. The standalone selling price for products primarily involves the cost to produce the deliverable plus the anticipated margin and for services is estimated based on the Company’s approved list price.

In the normal course of business, the Company does not accept product returns unless the items are defective as manufactured. The Company establishes provisions for estimated returns and warranties. In addition, the Company does not typically provide customers with the right to a refund and does not transact for noncash consideration.

Customer agreements include one vendor managed inventory program. The Company recognizes revenue under this arrangement when (i) risks of ownership have passed to the customer; (ii) the customer's commitment to purchase the goods is fixed; (iii) there is a fixed schedule for delivery of the goods that is reasonable and consistent with the customer's business purpose; (iv) the Company does not have any specific performance obligations such that the earning process is not complete; (v) the ordered goods have been segregated from the Company's inventory and are not subject to being used to fill other orders; and (vi) the product is complete and ready for shipment. Also, such arrangement must be requested by the customer and the customer has explained a substantial business purpose for the arrangement. Management also considers whether the customer's custodial risks are insured and whether modifications to the Company's normal billing and credit terms were required.

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

The Company offer customers extended warranties beyond the standard one-year warranty on the product.  The customer can purchase extended warranties from one to five years, in the bronze, silver or gold categories.  This entails hardware repair or replacement, shipping methods on how the warranties will be returned / delivered, response times and hours of operations to receive support.

The Company does have recourse with some of its suppliers that offer more than a one-year guarantee on parts, but this is not standard.  The few that offer greater than a year warranty, the Company is able to cover the cost of the part from the manufacturer for the failed part.  The amount of these costs vary in a wide range, but are not material, due to the infrequency of failure.

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

•

Expected Term.  The expected term represents the period that our stock-based awards are expected to be outstanding. The expected term assumptions were determined based on the vesting terms and contractual lives of the options, using the simplified method.

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

Inventory Valuation

We value our inventory at the lower of cost or its estimated net realizable value.  We use the average cost method for purposes of determining cost, which approximates the first-in, first-out method. We write down inventory for excess and obsolescence based upon a review of historical usage and assumptions about future demand, product mix and possible alternative uses. Actual demand, product mix and alternative usage may be lower than those that we project and this difference could have a material adverse effect on our gross margin if inventory write-downs beyond those initially recorded become necessary.  Alternatively, if actual demand, product mix and alternative usage are more favorable than those we estimated at the time of such a write-down, our gross margin could be favorably impacted in future periods.

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

While we use our best estimates and assumptions as part of the purchase price allocation process to accurately value assets acquired and liabilities assumed at the business acquisition date, our estimates and assumptions are inherently uncertain and subject to refinement. As a result, during the purchase price allocation period, which is generally no longer than one year from the business acquisition date, we record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill.

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

Recent accounting pronouncements

Per the Company’s consolidated financial statements Note 2 – Significant Accounting Policies, we may be implementing a number of changes, as required by FASB.  See Note 2 for further details.

Recently implemented accounting pronouncements

Per the Company’s consolidated financial statements Note 2 – Significant Accounting Policies, we have implemented a number of changes, as required by FASB.  See Note 2 for further details.

Interest rate risk

Our exposure to interest rate risk is primarily associated with borrowing on revolving lines of credit denominated in both U.S. dollars and Euros.  We are exposed to the impact of interest rate changes primarily through our borrowing activities for our variable rate borrowings.

Concentration of credit risk

Financial instruments that potentially expose us to concentrations of credit risk consist principally of cash, cash equivalents and accounts receivable. We place our cash and cash equivalents with financial institutions with high credit quality. At March 31, 2019 and December 31, 2018, we had $455,434 and $2,272,256 respectively, of cash and cash equivalents on deposit or invested with our financial and lending institutions.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 4. Controls and Procedures.

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

Limitation on Effectiveness of Controls

Any control system, no matter how well designed and operated, can provide only reasonable assurance as to the tested objectives. The design of any control system is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. The inherent limitations in any control system include the realities that judgments related to decision-making can be faulty, and that reduced effectiveness in controls can occur because of simple errors or mistakes. Due to the inherent limitations in a cost-effective control system, misstatements due to error may occur and may not be detected.

Evaluation of Disclosure Controls and Procedures

Management is required to evaluate our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Disclosure controls and procedures are controls and other procedures designed to provide reasonable assurance that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report on Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include controls and procedures designed to provide reasonable assurance that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure. Based on our management’s evaluation (with the participation of our principal executive officer and principal financial officer), our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective at a reasonable assurance level as of the end of the period covered by this report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2019, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We are subject to litigation, claims, investigations and audits arising from time to time in the ordinary course of our business. However, at this time, we are not aware of any pending, threatened, or unasserted claims.

Item 1A. Risk Factors.

You should carefully review and consider the information regarding certain factors that could materially affect our business, financial condition or future results set forth under Item 1A (Risk Factors) in our Annual Report on Form 10-K for the year ended December 31, 2018.  There have been no material changes from the factors disclosed in our 2018 Annual Report on Form 10-K filed on March 21, 2019, although we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the Securities and Exchange Commission.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

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

No payments were made by us to directors, officers or persons owning 10% or more of our capital stock or to their associates, or to our affiliates, other than payments in the ordinary course of business to officers for salaries. There has been no material change in the planned use of proceeds from our initial public offering as described in the final prospectus issued filed with the SEC on February 1, 2018, pursuant to Rule 424(b)(4).

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description

10.1*	Form of Binding Commitment Letter.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

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

Company Name

Date: May 9, 2019	By:	/s/ Steve Cooper
Steve Cooper
Chief Executive Officer and President (Principal Executive Officer)

Date: May 9, 2019	By:	/s/ John W. Morrison Jr.
John W. Morrison Jr.
Chief Financial Officer (Principal Financial and Accounting Officer)