Form 10-Q
period 2019-06-30
ONE STOP SYSTEMS, INC.
filed 2019-08-08
CIK 1394056

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

(877) 438-2724

(Registrant’s telephone number, including area code)

(Former Name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of exchange on which registered
Common Stock, $0.0001 par value per share	OSS	The Nasdaq Capital Market

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                    Yes  ☐    No ☒

As of July 31, 2019, the registrant had 15,516,646 shares of common stock (par value $0.0001) outstanding.

Table of Contents

PART I. FINANCIAL INFORMATION

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements.

ONE STOP SYSTEMS, INC. (OSS)

UNAUDITED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2019	2018
ASSETS
Current assets
Cash and cash equivalents	$4,944,853	$2,272,256
Accounts receivable, net	8,341,412	10,540,150
Inventories, net	8,859,281	6,823,930
Prepaid expenses and other current assets	778,629	666,330
	22,924,175	20,302,666
Property and equipment, net	2,840,239	1,759,086
Deposits and other	42,088	49,966
Deferred tax assets, net	3,050,854	2,505,632
Goodwill	7,120,510	7,914,211
Intangible assets, net	1,711,687	3,525,257
	$37,689,553	$36,056,818

See accompanying notes to consolidated financial statements

ONE STOP SYSTEMS, INC. (OSS)

UNAUDITED CONSOLIDATED BALANCE SHEETS - CONTINUED

	June 30,	December 31,
	2019	2018
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$3,143,232	$3,708,865
Accrued expenses and other liabilities	6,017,251	3,930,718
Borrowings on bank lines of credit (Note 8)	1,062,352	422,960
Current portion of notes payable, net of debt discount of $7,019 and $0, respectively (Note 8)	1,729,369	1,156,915
Current portion of related-party notes payable, net of debt discount of $23,061 and $0, respectively (Note 8)	534,084	-
Total current liabilities	12,486,288	9,219,458
Notes payable, net of current portion and debt discount of $5,556 and $0, respectively (Note 8)	387,066	265,038
Related-party notes payable, net of current portion and debt discount of $18,256 and $0, respectively (Note 8)	487,595	-
Total liabilities	13,360,949	9,484,496
Commitments and contingencies (Note 11)
Stockholders’ equity
Common stock, $.0001 par value; 50,000,000 shares authorized; 14,497,647 and 14,216,328 shares issued and outstanding, respectively	1,450	1,422
Additional paid-in capital	27,717,796	27,424,113
Noncontrolling interest	500	500
Accumulated other comprehensive income	3,076	1,142
Accumulated deficit	(3,394,218)	(854,855)
Total stockholders’ equity	24,328,604	26,572,322
	$37,689,553	$36,056,818

See accompanying notes to consolidated financial statements

ONE STOP SYSTEMS, INC. (OSS)

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2019	2018	2019	2018
Revenue	$14,886,236	$5,892,666	$24,944,135	$13,012,378
Cost of revenue	9,473,078	4,252,484	17,119,354	9,159,330
Gross margin	5,413,158	1,640,182	7,824,781	3,853,048
Operating expenses:
General and administrative	3,931,478	1,097,552	5,975,413	2,170,600
Marketing and selling	1,237,003	702,474	2,374,936	1,571,489
Research and development	1,225,157	958,775	2,487,121	1,931,406
Total operating expenses	6,393,638	2,758,801	10,837,470	5,673,495
Loss from operations	(980,480)	(1,118,619)	(3,012,689)	(1,820,447)
Other income (expense):
Interest expense	(53,013)	-	(59,281)	(55,661)
Other, net	(3,068)	54,430	(11,232)	122,039
Total other (expense) income, net	(56,081)	54,430	(70,513)	66,378
Loss before income taxes	(1,036,561)	(1,064,189)	(3,083,202)	(1,754,069)
Provision (benefit) for income taxes	558,072	555,629	(543,839)	772,752
Net loss	$(1,594,633)	$(1,619,818)	$(2,539,363)	$(2,526,821)
Net loss attributable to noncontrolling interest	$-	$(116,996)	$-	$(229,581)
Net loss attributable to common stockholders	$(1,594,633)	$(1,502,822)	$(2,539,363)	$(2,297,240)

Net loss per share attributable to common stockholders:
Basic	$(0.11)	$(0.12)	$(0.18)	$(0.20)
Diluted	$(0.11)	$(0.12)	$(0.18)	$(0.20)

Weighted average common shares outstanding:
Basic	14,442,291	12,773,419	14,341,560	11,464,246
Diluted	14,442,291	12,773,419	14,341,560	11,464,246

See accompanying notes to consolidated financial statements

ONE STOP SYSTEMS, INC. (OSS)

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	For The Three Month Periods ended June 30,		For The Six Month Periods ended June 30,
	2019	2018	2019	2018
Net loss attributable to common stockholders	$(1,594,633)	$(1,502,822)	$(2,539,363)	$(2,297,240)
Other comprehensive income
Change in foreign currency translation adjustment	43,803	-	1,934	-
Total other comprehensive income	43,803	-	1,934	-
Comprehensive loss	$(1,550,830)	$(1,502,822)	$(2,537,429)	$(2,297,240)

See accompanying notes to consolidated financial statements

ONE STOP SYSTEMS, INC. (OSS)

UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For The Three and Six Month Periods ended June 30, 2019

	Series C Preferred Stock		Series B Preferred Stock		Series A Preferred Stock		Common Stock		Additional		Accumulated Other
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Paid-in- Capital	Noncontrolling Interest	Comprehensive Income	Accumulated Deficit	Total Stockholders'
Balance, January 1, 2019	-	$-	-	$-	-	$-	14,216,328	$1,422	$27,424,113	$500	$1,142	$(854,855)	$26,572,322
Stock-based compensation	-	-	-	-	-	-	-	-	167,474	-	-	-	167,474
Exercise of stock options, RSU's and Warrants	-	-	-	-	-	-	54,098	5	14,196	-	-	-	14,201
Currency translation adjustment	-	-	-	-	-	-	-	-	-	-	(41,869)	-	(41,869)
Net loss	-	-	-	-	-	-	-	-	-	-		(944,730)	(944,730)
Balance, March 31, 2019	-	$-	-	$-	-	$-	14,270,426	1,427	$27,605,783	$500	$(40,727)	$(1,799,585)	$25,767,398
Stock-based compensation	-	-	-	-	-	-	-	-	157,809	-	-	-	157,809
Relative fair value of warrants issued with notes payable and notes payable to related parties	-	-	-	-	-	-	-	-	60,158	-	-	-	60,158
Exercise of stock options, RSU's and Warrants	-	-	-	-	-	-	227,221	23	6,925	-	-	-	6,948
Taxes paid on net issuance of employee stock options	-	-	-	-	-	-	-	-	(112,879)	-	-	-	(112,879)
Currency translation adjustment	-	-	-	-	-	-	-	-	-	-	43,803	-	43,803
Net loss	-	-	-	-	-	-	-	-	-	-		(1,594,633)	(1,594,633)
Balance, June 30, 2019	-	$-	-	$-	-	$-	14,497,647	1,450	$27,717,796	$500	$3,076	$(3,394,218)	$24,328,604

See accompanying notes to consolidated financial statements

ONE STOP SYSTEMS, INC. (OSS)

UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY - CONTINUED

For The Three and Six Month Periods ended June 30, 2018

	Series C Preferred Stock		Series B Preferred Stock		Series A Preferred Stock		Common Stock		Additional		Accumulated Other
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Paid-in- Capital	Noncontrolling Interest	Comprehensive Income	Accumulated Deficit	Total Stockholders'
Balance, January 1, 2018	1,087,006	$1,604,101	1,450,000	$697,996	500,000	$114,430	5,514,917	$551	$3,484,428	$436,842	$-	$281,423	$6,619,771
Conversion of preferred stock to common stock upon initial public offering	(1,087,006)	(1,604,101)	(1,450,000)	(697,996)	(500,000)	(114,430)	3,037,006	304	2,416,223	-	-	-	-
Stock-based compensation	-	-	-	-	-	-	-	-	35,318	-		-	35,318
Exercise of stock options	-	-	-	-	-	-	321,366	32	54,543	-	-	-	54,575
Taxes paid on net issuance of employee stock options	-	-	-	-	-	-	-	-	(274,663)	-	-	-	(274,663)
Relative fair value of warrants issued to Underwriters with IPO	-	-	-	-	-	-	-	-	669,408	-	-	-	669,408
Proceeds from issuance of stock, net of issuance costs of $3,367,760	-	-	-	-	-	-	3,900,000	390	16,131,850	-	-	-	16,132,240
Noncontrolling interest in consolidated subsidiary (Note 1)	-	-	-	-	-	-	-	-	-	(112,585)	-	-	(112,585)
Net loss	-	-	-	-	-	-	-	-	-	-	-	(794,418)	(794,418)
Balance, March 31, 2018	-	$-	-	$-	-	$-	12,773,289	$1,277	$22,517,107	$324,257	$-	$(512,995)	$22,329,646
Stock-based compensation	-	-	-	-	-	-	-	-	124,815	-		-	124,815
Exercise of stock options	-	-	-	-	-	-	5,921	1	4,574	-	-	-	4,575
Noncontrolling interest in consolidated subsidiary (Note 1)	-	-	-	-	-	-	-	-	-	(116,996)	-	-	(116,996)
Net loss	-	-	-	-	-	-	-	-	-	-	-	(1,502,822)	(1,502,822)
Balance, June 30, 2018	-	$-	-	$-	-	$-	12,779,210	1,278	$22,646,496	$207,261	$-	$(2,015,817)	$20,839,218

See accompanying notes to consolidated financial statements

ONE STOP SYSTEMS, INC. (OSS)

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(2,539,363)	$(2,526,821)
Net loss attributable to noncontrolling interest	-	(229,581)
Net loss attributable to common stockholders	(2,539,363)	(2,297,240)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Net loss attributable to noncontrolling interest	-	(229,581)
Deferred (benefit) provision for income taxes	(544,404)	788,226
Unrealized gain on foreign currency transactions	18,743	-
(Gain) on disposal of property and equipment	(63,939)	-
Provision for bad debt	1,358	94,431
Impairment of goodwill	1,988,701	-
Warranty reserves	4,818	(2,916)
Amortization of deferred gain	(32,957)	(57,675)
Depreciation and amortization	886,982	528,494
Inventory reserves	136,609	244,399
Amortization of debt discount	6,266	24,830
Stock-based compensation expense	325,283	160,133
Changes in operating assets and liabilities:
Accounts receivable	2,185,438	587,587
Inventories	(2,118,771)	(349,512)
Prepaid expenses and other current assets	(106,591)	(325,450)
Accounts payable	(559,831)	(2,631,811)
Accrued expenses and other liabilities	2,125,542	(382,004)
Net cash provided by (used in) operating activities	1,713,884	(3,848,089)

Cash flows from investing activities:
Purchases of property and equipment, including capitalization of labor costs for test equipment and ERP, (net)	(1,356,975)	(60,210)
Proceeds from sales of property and equipment	1,050	-
Net cash used in investing activities	(1,355,925)	(60,210)

Cash flows from financing activities:
Proceeds from stock options exercised	21,149	59,150
Payment of payroll taxes on net issuance of employee stock options	(112,879)	(274,663)
Stock issuance costs	-	(1,810,902)
Proceeds from issuance of common stock	-	19,500,000
Net borrowings (repayments) on bank lines of credit	1,028,134	(3,334,508)
Net borrowings (repayments) on related-party notes payable	932,762	(163,483)
Net borrowings (repayments) on notes payable	454,004	(985,692)
Net cash provided by financing activities	2,323,170	12,989,902

Net change in cash and cash equivalents	2,681,129	9,081,603
Effect of exchange rates on cash	(8,532)	-
Cash and cash equivalents, beginning of period	2,272,256	185,717
Cash and cash equivalents, end of period	$4,944,853	$9,267,320

See accompanying notes to consolidated financial statements

ONE STOP SYSTEMS, INC. (OSS)

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

	For The Six Months Ended June 30,
	2019	2018
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$59,281	$39,351
Cash paid during the period for income taxes	$4,000	$-

Supplemental disclosure of non-cash transactions:
Relative fair value of warrants issued in connection with initial public offering	$-	$669,408
Relative fair value of warrants issued in connection with notes and related-party notes payable	$60,158	$-
Reclassification of prepaid IPO expenses to additional paid in capital	$-	$887,450
Reclassification of inventories to property and equipment	$67,948	$445,366

See accompanying notes to consolidated financial statements

ONE STOP SYSTEMS, INC. (OSS)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

For The Six Months Periods Ended June 30, 2019 and 2018

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

During the year ended December 31, 2015, the Company formed a new wholly-owned subsidiary in Germany (“OSS GmbH”).  During July 2016, the Company acquired Mission Technologies Group, Inc. (“Magma”) and its operations.

In April 2017, the Company and a related entity formed a joint venture named SkyScale, LLC in the State of California (“SkyScale”).  In accordance with the Contribution Agreement, each member contributed $750,000 and received a 50% interest in the joint venture.  The purpose of SkyScale was to engage in the business of providing high performance computing capabilities as cloud services.

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

Going Concern Considerations

On February 1, 2018, the Company completed its initial public offering through the initial sale of 3,800,000 shares of common stock at a price to the public of $5.00 per share (see Note 9).  Proceeds from the sale were used to retire outstanding debt obligations, complete complimentary business acquisitions, and provide the Company with working capital.

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

As of March 20, 2019, the Company received funding commitments in the amount of $4,000,000 from members of the Board of Directors, of which $1,500,000 has been borrowed from multiple parties as of June 30, 2019.

On May 15, 2019, the Company filed an S-3 prospectus with the Securities and Exchange Commission which became effective on June 19, 2019, and allows the Company to offer up to $100,000,000 aggregate dollar amount of shares of its common stock or preferred stock, debt securities, warrants to purchase its common stock, preferred stock or debt securities, subscription rights to purchase its common stock, preferred stock or debt securities and/or units consisting of some or all of these securities, in any combination, together or separately, in one or more offerings, in amounts, at prices and on the terms that the Company will determine at the time of the offering and which will be set forth in a prospectus supplement and any related free writing prospectus.

On June 26, 2019, the Company filed a prospectus supplement relating to its common stock, par value $0.0001 per share, whereby under the prospectus supplement the Company may offer and sell common stock having an aggregate offering price of up to $10,000,000 through Noble Capital Markets, Inc., (“Noble”), acting as the Company’s agent.  As such, the Company entered into an Equity Distribution Agreement with Noble dated as of June 26, 2019.  As of July 31, 2019, the Company has sold 1,019,561shares of common stock through this offering for total gross proceeds of $1,773,332, which resulted in net proceeds to us of $1,746,046, after deducting compensation payable to Noble of $27,286.

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

Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the three and six months ended June 30, 2019, are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.  For further information, refer to the audited consolidated financial statements and notes for the year ended December 31, 2018 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 21, 2019.

Principles of Consolidation

The accompanying unaudited consolidated financial statements include the accounts of OSS, which include the results from the Magma acquisition, Ion business combination, and acquisition of Concept Development Inc., since their respective dates of acquisition, its wholly-owned subsidiary, OSS GmbH, which includes the acquisition of Bressner Technology GmbH on October 31, 2018 and the accounts of the joint venture, SkyScale LLC, which was approved for dissolution on December 31, 2018 (collectively referred to as the “Company”).  Intercompany balances and transactions have been eliminated in consolidation.

The assets and liabilities of SkyScale are as follows:

	June 30,	December 31,
	2019	2018
Cash and cash equivalents	$-	$47,663
Receivables	-	-
Other assets	-	-
Fixed assets	-	-
Total assets	$-	$47,663

Accounts payable	$-	$46,663
Accrued expenses	-	-
Notes payable	-	-
Total liabilities	-	46,663
Members' equity	-	1,000
Total liabilities and members' equity	$-	$47,663

Operating results for SkyScale are as follows:

	For The Six Months Ended June 30,
	2019	2018
Net revenue	$-	$120,539
Cost of revenue	-	148,961
Gross margin	-	(28,422)
Operating expenses:
General and administrative	-	158,013
Marketing and selling	-	40,716
Total operating expenses	-	198,729
Loss from operations	-	(227,151)
Other (expense) income	-	1,981
Net loss	$-	$(225,170)

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

Concentration Risks

At times, deposits held with financial institutions may exceed the amount of insurance provided by the Federal Deposit Insurance Corporation (“FDIC”), which provides basic deposit coverage with limits up to $250,000 per owner.  As of June 30, 2019, the Company had $4,062,257 in excess of the insurance limits.  The Company has not experienced any such losses in these accounts.  In Germany, the deposit insurance is €100,000 per bank, per customer.  As of June 30, 2019, Bressner has €236,412 (US$268,798) on deposit with banks in excess of the insurance limits.

In the three month periods ended June 30, 2019 and 2018, our top three customers represented approximately 52%, and 48% of sales, respectively, and approximately 44%, and 49% for the six month periods ended June 30, 2019 and 2018, respectively.   As of June 30, 2019 and December 31, 2018, three customers accounted for 57% and 64% of net trade accounts receivables, respectively.

The Company made purchases from three suppliers which represented approximately 20% and 48% of purchases for the three month periods ended June 30, 2019 and 2018, respectively, and approximately 29% and 45% for the six month periods ended June 30, 2019 and 2018, respectively

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on deposit and money market accounts.  The Company considers all highly liquid temporary cash investments with an initial maturity of six months or less when acquired to be cash equivalents.  Management believes that the carrying amounts of cash equivalents approximate their fair value because of the short maturity period.

Accounts Receivable

Accounts receivable are presented at net realizable value.  This value includes an appropriate allowance for estimated uncollectible accounts to reflect any loss anticipated on the trade accounts receivable and unbilled receivables.   Unbilled receivables include costs and gross profit earned in excess of billings.  The allowance for doubtful accounts is an estimate to cover the losses resulting from the inability of customers to make payments on their outstanding balances and unbilled receivables.  In estimating the required allowance, management considers the overall quality and aging of the accounts receivable, specific customer circumstances, current economic trends, and historical experience with collections.  At June 30, 2019 and December 31, 2018, the allowance for doubtful accounts was $14,727 and $13,403, respectively.

Revenues earned in excess of related billings are recorded as an asset on the balance sheet as unbilled receivables.  Unbilled receivables as of June 30, 2019 and December 31, 2018, were $81,826 and $65,127, respectively.

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

During the six month period ended June 30, 2019, the Company performed a goodwill impairment test of goodwill and as a result of a short-fall in the actual overall financial performance of CDI as compared to plan, a recurring need for working capital, and a decrease in the Company’s stock price.  As a result of this interim evaluation, the Company recorded an impairment loss to goodwill of $1,988,701 which was charged to operating expenses in the current period.  During the year ended December 31, 2018, the Company recognized goodwill related to two business acquisitions as described in Note 3.

Intangible Assets and Long-lived Assets

We evaluate our intangible and long-lived assets for impairment when events or circumstances arise that indicate our intangible and long-lived assets may be impaired. Indicators of impairment include, but are not limited to, a significant deterioration in overall economic conditions, a decline in our market capitalization, the loss of significant business, significant decreases in funding for our contracts, or other significant adverse changes in industry or market conditions. The Company completed its qualitative assessment for impairment in December 2018 and determined that there was no impairment as of December 31, 2018.  There were no events or circumstances that arose during the six month period ended June 30, 2019, that gave an indication of impairment, except as discussed in Note 3. There can be no assurance, however, that market conditions will not change or demand for the Company’s products will continue, which could result in an impairment of intangible and long-lived assets in the future.

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

The transaction price is determined based on the consideration to which the Company will be entitled in exchange for transferring goods or services to the customer adjusted for estimated variable consideration, if any.  Variable consideration may include discounts, rights of return, refunds, and other similar obligations. The Company allocates the transaction price to each distinct product and service based on its relative standalone selling price. The standalone selling price for products primarily involves the cost to produce the deliverable plus the anticipated margin and for services is estimated based on the Company’s approved list price.

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

The Company recorded revenue from product sales that are held in vendor managed inventory under these agreements of $3,674,366 and $1,923,450, for the three month periods ended June 30, 2019 and 2018, respectively, and $5,168,444 and $2,913,851, for the six month periods ended June 30, 2019 and 2018, respectively.

Revenues on certain fixed-price contracts where we provide engineering services, prototypes and completed products are recognized over the contract term based on the percentage of completion or based upon milestones delivered that are provided during the period and compared to the total estimated development and milestone goals to be provided over the entire contract. These services require that we perform significant, extensive and complex design, development, modification or implementation of our customers’ systems. Performance will often extend over long periods of time, and our right to receive future payment depends on our future performance in accordance with the agreement. Recognized revenue using the percentage of completion accounting method was $166,573 and $0 during the three month periods ended June 30, 2019 and 2018, respectively, and $201,053 and $0 during the six month periods ended June 30, 2019 and 2018, respectively.

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

Related billings that are in excess of revenue earned are deferred and recorded as a liability on the balance sheet until the related services are provided. Deferred revenue was $49,436 and $133,995 as of June 30, 2019 and December 31, 2018, respectively. The Company recognizes revenues for non-refundable, upfront implementation fees on a straight-line basis over the period beginning with initiation of ongoing services through the end of the contract term.

The Company’s operating segment revenues disaggregated by primary geographic market, which is determined based on a customer’s geographic location, for the three and six month period ended June 30, 2019 is as follows:

	For The Three Month Period ended June 30, 2019			For The Six Month Period ended June 30, 2019
Entity:	Domestic	International	Total	Domestic	International	Total
Customized computers and flash arrays	$5,109,661	$4,898,143	$10,007,804	$7,152,171	$8,085,719	$15,237,890
In-flight entertainment & connectivity	881,062	13,500	894,562	1,177,591	16,425	1,194,016
Value-added reseller with minimal customization	27,851	3,956,019	3,983,870	520,830	7,991,399	8,512,229
	$6,018,574	$8,867,662	$14,886,236	$8,850,592	$16,093,543	$24,944,135

During the comparative 2018 periods, the Company only had one operating segment.

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

The Company offers customers extended warranties beyond the standard one-year warranty on the product.  The customer can purchase extended warranties from one to five years, in the bronze, silver or gold categories.  This entails hardware repair or replacement, shipping methods on how the warranties will be returned / delivered, response times and hours of operations to receive support.  The amount of warranties sold for the three and six months periods ended June 30, 2019 and 2018 was $7,014 and $93,941 and $87,137 and $110,125, respectively.

The revenue that was recognized for the warranties sold for the three months periods ended June 30, 2019 and 2018 was $104,474 and $31,747, respectively, and $211,172 and $59,195 for the six months periods ended June 30, 2019 and 2018, respectively. The Company does have recourse with some of its suppliers that offer more than a one-year guarantee on parts, but this is not standard.  The few that offer greater than a year warranty, the Company may be able to cover the cost of the part from the manufacturer for the failed part.  The amounts of these costs vary in a wide range, but are not material, due to the infrequency of failure.  The amount of liability on the Company’s books for revenue not recognized as of June 30, 2019 and December 31, 2018 were $285,298 and $409,334, respectively.

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

OSS GmbH operates as an extension of OSS’s domestic operations.  The functional currency of OSS GmbH is the Euro. Transactions denominated in currencies other than the functional currency are remeasured to the functional currency at the average exchange rate in effect during the period.  At the end of each reporting period, monetary assets and liabilities are remeasured using exchange rates in effect at the balance sheet date. Non-monetary assets and liabilities are remeasured at historical exchange rates. Consequently, changes in the exchange rates of the currencies may impact the translation of the foreign subsidiaries’ statements of operations into U.S. dollars, which may in turn affect our consolidated statements of operations. The resulting foreign currency translation adjustments are recorded as a separate component of accumulated other comprehensive income in the consolidated balance sheet.

Derivative Financial Instruments

We employ derivatives to manage certain market risks through the use of foreign exchange forward contracts. We do not use derivatives for trading or speculative purposes. Our derivatives are designated as a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (cash flow hedge). We hedge a portion of the exchange risk involved in anticipation of highly probable foreign currency-denominated transactions. In anticipation of these transactions, we enter into foreign exchange contracts to provide currency at a fixed rate. As of June 30, 2019, the Company had no foreign exchange contracts outstanding.

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

For changes in the valuation of intangible assets between preliminary and final purchase price allocation, the related amortization is adjusted in the period it occurs. Subsequent to the purchase price allocation period any adjustment to assets acquired or liabilities assumed is included in operating results in the period in which the adjustment is determined.  Should we issue shares of our common stock in an acquisition, we will be required to estimate the fair value of the shares issued. See Note 3.

Advertising Costs

Advertising costs are expensed as incurred and included in marketing and selling expense in the accompanying consolidated statements of operations.  Advertising costs for the three month periods ended June 30, 2019 and 2018 were $13,006 and $26,754, respectively, and $22,006 and $44,380 for the six month periods ended June 30, 2019 and 2018.

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

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASU 2016-02”).  Under ASU 2016-02, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term.  ASU 2016-02 is effective for the Company for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years.  Early application is permitted.  Lessees must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements.  The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented.  Lessees may not apply a full retrospective transition approach.  The Company is currently evaluating the impact of adopting ASU 2016-02 on its consolidated financial statements and disclosures.  Based on our preliminary analysis, management expects the Company’s assets and liabilities to increase by the present value of the lease payments disclosed in Note 11.

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

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”), which is intended to reduce the existing diversity in practice in how certain cash receipts and cash payments are classified in the statement of cash flows. ASU 2016-15 is effective for fiscal years beginning after December 15, 2018, with early adoption permitted, provided that all of the amendments are adopted in the same period. The Company’s adoption of this guideline did not have a material effect on the Company’s consolidated financial statements.

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

The allocation of the total consideration to the acquired net assets as of the acquisition date for CDI is as follows:

Cash	$139,634
Accounts receivable	489,267
Prepaid expenses	45,683
Inventories	205,635
Property and equipment	45,026
Deposits and other	12,526
Customer lists and relationships	470,000
Trade name	90,000
Non-compete	15,000
Accounts payable	(91,997)
Accrued expenses	(99,711)
Deferred revenue	(95,610)
Deferred income taxes	(258,301)
Other accrued liabilities	(50,985)
Working capital loan	(370,096)
Total fair value excluding goodwill	546,071
Goodwill	4,295,361
Total consideration	$4,841,432

The preliminary determination of fair value for the identifiable net assets acquired in the acquisition was initially determined by management after consideration of the results of a third-party appraisal.  At the time of acquisition, management assessed the value and recorded goodwill of $3,100,361 and other intangible assets of $1,770,000.

Subsequently in April 2019, and within the one year finalization period prescribed by ASC Topic 805, management finalized the valuation of assets and determined that certain assumptions in the initial financial models used for the determination of intangible asset values required modification.  As a result of these modifications, identified intangible assets were reduced from $1,770,000 to $575,000 with the difference of $1,195,000 being allocated to goodwill.  The change in identified intangible assets is as follows:

	Preliminary Valuation	Revised Valuation	Change
Customer lists and relationships	$1,470,000	$470,000	$(1,000,000)
Trade name	100,000	90,000	(10,000)
Non-compete	200,000	15,000	(185,000)
	$1,770,000	$575,000	$(1,195,000)

If the revised valuation had been used since inception of the acquisition, the amortization expense would have been $177,778 less than what has been recognized through April 2019.

Additionally, as a result of a short-fall in the actual overall financial performance of CDI as compared to plan, a recurring need for working capital, and a decrease in the Company’s stock price, the Company performed an interim test of impairment of goodwill as there was indication that the carrying value of the assets may not be recoverable.  To evaluate whether goodwill is impaired, the Company compares the estimated fair value of CDI to CDI’s carrying value, including goodwill.  The Company determined that the carrying value of CDI exceeded its estimated fair value thereby requiring the measurement of the impairment loss.  After consideration of the results of an additional third-party appraisal, it was determined by management that the goodwill associated with CDI was impaired by $1,988,701.  As a result, the Company took a charge in the current period to operating expenses which is included in the accompanying consolidated statements of operations.

This business combination is considered a tax-free reorganization under Section 368(a) under the Internal Revenue Code.  The Company incurred $245,028 in accounting and legal fees related to the acquisition of CDI.

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

The determination of fair value for the identifiable net assets acquired in the acquisition was determined by management and considered the results of a third-party appraisal. Management estimates that any residual value from the intangible assets listed above will not be significant. On the acquisition date, goodwill of $1,489,722 and other intangible assets of $1,777,110 were recorded. The business combination is considered a tax-free reorganization under Section 368(a) under the Internal Revenue Code.

The Company incurred $419,305 in accounting and legal fees related to the acquisition of Bressner.

Definite lived intangible assets related to acquisitions, after revaluation of CDI intangible assets, are as follows, as of June 30, 2019

	Expected Life	Remaining Months	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Customer lists and relationships	36 to 60 months	1 to 50 months	$2,084,515	$(869,893)	$1,214,622
Drawings and Technology	36 months	1 month	760,207	(749,651)	$10,556
Trade name, Trademarks & other	24 to 36 months	1 to 28 months	447,274	(141,052)	306,222
Non-compete	36 months	26 to 28 months	246,797	(66,510)	180,287
			$3,538,793	$(1,827,106)	$1,711,687

Definite lived intangibles assets related to acquisitions are as follows, as of December 31, 2018:

	Expected Life	Remaining Months	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Customer lists and relationships	36 to 60 months	7 to 56 months	$3,084,515	$(492,269)	$2,592,246
Drawings and Technology	36 months	7 months	760,207	(622,949)	$137,258
Trade name, Trademarks & other	24 to 36 months	7 to 34 months	457,274	(58,218)	399,056
Non-compete	36 months	32 to 34 months	431,797	(35,100)	396,697
			$4,733,793	$(1,208,536)	$3,525,257

The amortization expense of the definite lived intangible assets for the years remaining is as follows:

2019	2020	2021	2022	2023	Total
$365,495	$683,935	$556,872	$63,231	$42,154	$1,711,687

Amortization expense recognized during the three month periods ended June 30, 2019 and 2018 was $269,151 and $98,660, respectively and $618,570 and $197,326 for the six month periods ended June 30, 2019 and 2018.

The amount of revenue and net loss of CDI included in the Company’s consolidated statements of operations for the three month periods ended June 30, 2019 was $894,562 and $2,109,285, respectively and $1,194,016 and $2,472,814 for the six month periods ended June 30, 2019.  The amount of revenue and net loss of Bressner included in the Company’s consolidated statements of operations for the three month periods ended June 30, 2019 was $4,018,495 and $31,579, respectively, and $8,554,099 and $180,738 for the six month periods ended June 30, 2019.  The following unaudited consolidated pro forma information presents the results of operations for the three and six month periods ended June 30, 2019 and 2018 as if these two acquisitions occurred on January 1, 2018.

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2019	2018	2019	2018
Revenue	$14,886,236	$11,701,055	$24,944,135	$22,670,523
Net loss	$(1,090,176)	$(962,168)	$(2,034,905)	$(1,864,160)

Acquisition-related pro forma net loss per share attributable to common stockholders
Basic	$(0.08)	$(0.08)	$(0.14)	$(0.16)
Diluted	$(0.08)	$(0.08)	$(0.14)	$(0.16)

NOTE 4 – ACCOUNTS RECEIVABLE

Accounts receivable, net consists of the following:

	June 30,	December 31,
	2019	2018
Accounts receivable	$8,274,313	$10,488,396
Unbilled receivables	81,826	65,157
	8,356,139	10,553,553
Less: allowance for doubtful accounts	(14,727)	(13,403)
	$8,341,412	$10,540,150

Unbilled receivables include amounts associated with percentage-of-completion accounting, which includes cost and gross profit earned in excess of billing, not currently billable due to contractual provisions.  The provision for bad debt expense related to accounts receivable was $1,446 and $3,304 for the three month periods ended June 30, 2019 and 2018, respectively and $1,358 and $94,431 for the six month periods ended June 30, 2019 and 2018, respectively.

NOTE 5 – INVENTORIES

Inventories, net consist of the following:

	June 30,	December 31,
	2019	2018
Raw materials	$3,006,116	$2,248,520
Sub-assemblies	1,356,342	1,198,071
Work-in-process	524,211	311,072
Finished goods	4,388,052	3,466,419
	9,274,721	7,224,082
Less: reserves for obsolete and slow-moving inventories	(415,440)	(400,152)
	$8,859,281	$6,823,930

NOTE 6 – PROPERTY AND EQUIPMENT

Property and equipment, net consists of the following:

	June 30,	December 31,
	2019	2018
Computers and computer equipment	$639,858	$609,921
Furniture and office equipment	329,519	211,759
Manufacturing equipment and engineering tools	2,439,519	2,211,080
Leasehold improvements	812,167	163,373
	4,221,063	3,196,133
Less: accumulated depreciation and amortization	(2,127,611)	(1,880,167)
	2,093,452	1,315,966
Construction in progress - facilities	4,432	197,619
Software implementation in progress - ERP	742,355	245,501
	$2,840,239	$1,759,086

During the three month periods ended June 30, 2019 and 2018, the Company incurred $163,301 and $176,072 respectively, and $268,412 and $331,168 for the six month periods ended June 30, 2019 and 2018, respectively of depreciation and amortization expense related to property and equipment.

NOTE 7 – ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consist of the following:

	June 30,	December 31,
	2019	2018
Accrued compensation and related liabilities	$975,858	$1,183,653
Deferred revenue and customer deposits	3,661,717	1,135,470
Warranty reserve	418,862	416,313
Other accrued expenses	960,814	1,195,282
	$6,017,251	$3,930,718

NOTE 8 – DEBT

Bank Lines of Credit

Bressner Technology GmbH has four revolving lines of credit with German institutions totaling €3,800,000 (US$4,320,562).  Borrowing under the lines of credit bear interest at variable rates of Euribor plus a stated rate.  Current rates are between 3.75% and 7.99%.  The lines of credit are guaranteed by the managing director.  Total outstanding balance as of June 30, 2019 was €934,354 (US$1,062,352).

Notes Payable

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

In April 2019, the Company borrowed $350,000 from three individuals for a two year period at an interest rate of 9.5% which requires the Company to make monthly principal and interest payments of $16,100 per month.  These loans are secured by the assets of the Company.  In connection with these loans, the Company issued to the noteholders warrants to purchase shares of the Company’s common stock equal to 10% of the original principle at a price per share equal to $2.15 per share.  Accordingly, the Company issued to the noteholders warrants to purchase 16,276 shares of the Company’s common stock at an exercise price of $2.15 per share. The relative fair value of each warrant was $0.89831.  The relative fair value of warrants was estimated using Black-Scholes with the following weighted-average assumptions: fair value of the Company’s common stock at issuance of $2.15 per share; five year contractual term; 44.60% volatility; 0.0% dividend rate; and a risk-free interest rate of 2.307%.  The total relative fair value of the warrants issued is $14,037.

Bressner Technology GmbH has six term loans outstanding with a total balance outstanding of €1,587,734 (US$1,805,239) as follows:

Bressner entered into an unsecured note payable for working capital in August 2015, in the amount of €250,000 (US$284,248) which bears interest at 2.125% which matures on August 31, 2019.  Quarterly principal payments of €15,703 (US$17,618) are due at the beginning of each calendar quarter with remaining balance due at maturity.  The balance outstanding as of June 30, 2019 is €17,562 (US$19,968).

Bressner entered into a note payable in August 2016, in the amount of €250,000 (US$284,248) which bears interest at 2.125% which matures on September 30, 2020.  The loan is guaranteed by the managing director of Bressner.  Quarterly principal payments of €15,600 (US$17,504) are due at the end of each calendar quarter with remaining balance due at maturity.  The balance outstanding as of June 30, 2019 is €62,800 (US$71,403).

Bressner entered into a note payable in September 2017, in the amount of €400,000 (US$454,796) which bears interest at 2.125% which matures on April 30, 2020.  The loan was guaranteed by the managing director of Bressner.  Quarterly principal payments of €25,000 (US$28,051) are due in January, April, July and November with remaining balance of €175,000 (US$196,362) due at maturity.  The balance outstanding as of June 30, 2019 is €250,000 (US$284,248).

Bressner entered into a note payable in April 2019, in the amount of €500,000 (US$568,495) which bears interest at 2.25% which matures on March 30, 2021 with monthly payments of principal and interest of €21,324 (US$24,244).  The balance outstanding as of June 30, 2019 is €457,372 (US$520,027).

Bressner entered into a note payable in June 2019, in the amount of €500,000 (US$568,495) which bears interest at 1.7075.% which matures on June 25, 2020 with a balloon payment of principal and interest of €508,679 (US$578,362).

Bressner entered into a note payable in June 2019, in the amount of €300,000 (US$341,096) which bears interest at 1.65.% which matures on March  24, 2020 with a balloon payment of principal and interest of €303,716 (US$345,322).

Related-Party Notes Payable

In April 2019, the Company borrowed $1,150,000 from three individuals who serve on the Company’s board of directors for a two year period at an interest rate of 9.5% which requires the Company to make monthly principal and interest payments of $52,900 per month.  These loans are secured by the assets of the Company.  In connection with these loans, the Company issued to the noteholders warrants to purchase shares of the Company’s common stock equal to 10% of the original principal at a price per share equal to $2.15 per share.  Accordingly, the Company issued to the noteholders warrants to purchase 53,490 shares of the Company’s common stock at an exercise price of $2.15 per share. The relative fair value of each warrant was $0.89831.  The relative fair value of warrants was estimated using Black-Scholes with the following weighted-average assumptions: fair value of the Company’s common stock at issuance of $2.15 per share; five year contractual term; 42.60% volatility; 0.0% dividend rate; and a risk-free interest rate of 2.3067%.  The relative fair value of warrants issued is $46,121.

Debt Discount

The relative fair value of warrants were recorded as debt discount, decreasing notes payable and related-party notes payable and increasing additional paid-in-capital on the accompanying consolidated balance sheets.  The debt discounts are being amortized to interest expense over the term of the corresponding notes payable using the straight-line method which approximates the effective interest method.

For the three and six month periods ended June 30, 2019, total debt discount amortization was $6,266 and $6,266, respectively, and is included in interest expense in the accompanying consolidated statements of operations.

Total future payments under notes payable and related-party notes payable as of June 30, 2019 are as follows:

Period Ending June 30,	Related Parties	Third Parties	Foreign	Total	Discount
2019	$557,145	$169,541	$1,566,847	$2,293,533	$30,080
2020	505,851	154,230	238,392	898,473	23,812
Total minimum payments	1,062,996	323,771	1,805,239	3,192,006	53,892
Current portion of notes payable	(557,145)	(169,541)	(1,566,847)	(2,293,533)	(30,080)
Notes payable, net of current portion	$505,851	$154,230	$238,392	$898,473	$23,812

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

Follow-on Public Offering

On May 15, 2019, the Company filed an S-3 prospectus with the Securities and Exchange Commission which became effective on June 19, 2019, and allows the Company to offer up to $100,000,000 aggregate dollar amount of shares of its common stock, preferred stock, debt securities, warrants to purchase its common stock, preferred stock or debt securities, subscription rights to purchase its common stock, preferred stock or debt securities and/or units consisting of some or all of these securities, in any combination, together or separately, in one or more offerings, in amounts, at prices and on the terms that the Company will determine at the time of the offering and which will be set forth in a prospectus supplement and any related free writing prospectus.

On June 26, 2019, the Company filed a prospectus supplement relating to its common stock, par value $0.0001 per share, whereby under the prospectus supplement the Company may offer and sell common stock having an aggregate offering price of up to $10,000,000 through Noble Capital Markets, Inc., (“Noble”) acting as the Company’s agent.  As such, the Company entered into an Equity Distribution Agreement with Noble dated as of June 26, 2019.  As of July 31, 2019, the Company has sold 1,019,561 shares of common stock through this offering for total gross proceeds of $1,773,332, which resulted in net proceeds to us of $1,746,046, after deducting compensation payable to Noble of $27,286.

Exercise of Stock Options and Warrants

During the six month periods ended June 30, 2019, the Company issued 281,319 shares of common stock for proceeds of $21,149 in cash related to the exercise of stock options and warrants.  Of the total shares issued, 234,619 shares of common stock were issued as a cashless exercise of stock options.

Stock Options

A summary of stock option activity under each of the Company’s stock option plans during the six month period ended June 30, 2019 is as follows:

	Stock Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2019	1,968,747	$1.14	4.56	$1,469,525
Granted	56,000	$2.43	-	-
Forfeited / Cancelled	(12,000)	$3.02	-	-
Exercised	(446,669)	$0.48	-	-
Outstanding at June 30, 2019	1,566,078	$1.37	5.80	$918,390
Exercisable at June 30, 2019	1,278,291	$1.04	5.14	$918,390
Vested and expected to vest at June 30, 2019	1,559,217	$1.35	5.78	$918,390

The following table presents details of the assumptions used to calculate the weighted-average grant date fair value of common stock options granted by the Company:

	For The Six Months Ended June 30,
	2019	2018
Expected term (in years)	4.65 - 5.87	-
Expected volatility	43.7 - 44.4%	-
Risk-free interest rate	2.49 - 2.55%	-
Weighted average grant date fair value per share	$1.07	-
Grant date fair value of options vested	$574,524	$1,376,865
Intrinsic value of options exercised	$551,134	$20,235

As of June 30, 2019, the amount of unearned stock-based compensation estimated to be expensed from 2019 through 2022 related to unvested common stock options is $263,505, net of estimated forfeitures. The weighted-average period over which the unearned stock-based compensation is expected to be recognized is 1.88 years.

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

Restricted Stock Units

Restricted stock units may be granted at the discretion of the compensation committee of the Board of Directors under the 2017 Plan in connection with the hiring and retention of personnel and are subject to certain conditions.  Restricted stock units generally vest quarterly or semi-annually over a period of one to three years and are typically forfeited if employment is terminated before the restricted stock unit vest.  The compensation expense related to the restricted stock units is calculated as the fair value of the common stock on the grant date and is amortized to expense over the vesting period and is adjusted for estimated forfeitures.

The Company’s restricted stock unit activity for the six month period ended June 30, 2019 is as follows:

	Restricted Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at January 1, 2019	173,335	$4.13
Granted	160,000	$2.43
Vested	(67,500)	$4.15
Cancelled	-	$-
Unvested at June 30, 2019	265,835	$3.10

As of June 30, 2019, there was $652,907 of unrecognized compensation cost related to unvested restricted stock units which is expected to be recognized over a weighted average period of 1.3 years.

Stock-based compensation expense for the three and six month periods ended June 30, 2019 and 2018 was comprised of the following:

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
Stock-based compensation classified as:	2019	2018	2019	2018
General and administrative	$119,231	$104,621	$244,438	$126,441
Production	12,146	3,273	27,044	6,463
Marketing and selling	15,067	7,866	29,460	10,815
Research and development	11,363	9,056	24,341	16,414
	$157,807	$124,816	$325,283	$160,133

Warrants

The following table summarizes the Company’s warrant activity during the six month period ended June 30, 2019:

	Number of Warrants	Weighted Average Exercise Price
Warrants outstanding – January 1, 2019	578,996	$4.32
Warrants granted	69,766	$2.15
Warrants exercised	(17,815)	$1.40
Warrants outstanding – June 30, 2019	630,947	$4.16

NOTE 10 – EMPLOYEE BENEFIT PLAN

The Company has a 401(k) retirement plan. Under the terms of the plan, eligible employees may defer up to 20% of their pre-tax earnings, subject to the Internal Revenue Service annual contribution limit. Additionally, the Plan allows for discretionary matching contributions by the Company.  In the six month periods ended June 30, 2019 and 2018, the matching contributions were 100% of the employee's contribution up to a maximum of 5% of the employee’s annual compensation.  During the three month periods ended June 30, 2019 and 2018, the Company contributed $81,356 and $78,071, respectively, and $172,728 and $152,718 for the six month periods ended June 30, 2019 and 2018, respectively, to the 401(k) Plan.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Legal

From time to time the Company is subject to various legal claims and proceedings arising in the ordinary course of business.  In the opinion of management, after consultation with legal counsel, the ultimate disposition of any such matters as of June 30, 2019 and December 31, 2018, will not have a materially adverse effect on the consolidated financial position or results of operations of the Company.

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

Leases

The Company leases its offices, manufacturing, and warehouse facility in San Diego County under a non-cancelable operating lease. Our corporate headquarters are in a leased space comprising approximately 24,032 square feet in Escondido, California under a lease that was renewed in August 2018 and expires in August 2024.  We also lease a 3,208 square foot facility in Salt Lake City, Utah that houses our Ion software development team. CDI is the lessee of approximately 12,000 square feet located in Irvine, California with the lease expiring in June 2021.  Bressner Technology GmbH, which was acquired in October 2018, leases space comprising 8,073 square feet which lease expires in December 2019.

For the three month periods ended June 30, 2019 and 2018, rent expense was $167,870 and $152,534, respectively.  For the six month periods ended June 30, 2019 and 2018, rent expense was $339,015 and $296,462, respectively.

NOTE 12 – RELATED PARTY TRANSACTIONS

The Company has engaged an advertising firm whose president is a member of the Board of Directors of the Company. Amounts paid to this company are included in marketing and selling expense in the accompanying consolidated statements of operations and for the three month periods ended June 30, 2019 and 2018, totaled $13,006 and $12,000, respectively and for the six month periods ended June 30, 2019 and 2018, totaled $22,006 and $ 16,000, respectively.

The Company has appointed certain stockholders to the Board of Directors.  Director fees paid by the Company, including stock-based compensation, for the three month periods ended June 30, 2019 and 2018 totaled $18,613 and $64,018, respectively, and for the six month periods ended June 30, 2019 and 2018 totaled $101,449 and $100,468, respectively which is included in general and administrative expenses in the accompanying consolidated statements of operations.

The Company has engaged a related-party law firm (a principal of that firm owns shares in the Company) to provide legal services. Legal fees paid to this firm are included in general and administrative expenses in the accompanying consolidated statements of operations for the three month periods ended June 30, 2019 and 2018 totaled $6,000 and $32,093, respectively and $18,000 and $42,090 for the six month periods June 30, 2019 and 2018, respectively.

The Company has engaged an IT network support firm whose owner is an employee of the Company.  Fees paid to this firm are included in general and administrative expense in the accompanying consolidated statements of operations for the three month periods ended June 30, 2019 and 2018 totaled $516 and $3,627 and $1,176 and $6,491 for the six month periods ended June 30, 2019 and 2018, respectively.

Interest expense on all related-party notes payable for the three and six month periods ended June 30, 2019 and 2018 totaled $23,223 and $23,223 and $0 and $16,599, respectively.

Effective August 1, 2016, the Company entered into a management services agreement with a company owned by the former Chief Executive Officer of Magma.  The agreement calls for payments of $180,000 per year for the first two years paid in monthly installments.  In year three, the amount is reduced to $37,500 for the year paid in monthly installments.  Additionally, the Company granted 30,000 options in conjunction with execution of this agreement.  Payments for the three month periods ended June 30, 2019 and 2018 were $9,375 and $45,000, respectively and $18,750 and $90,000 for the six month periods ended June 30, 2019 and 2018, respectively.

NOTE 13 – NET LOSS PER SHARE

Basic and diluted net loss per share was calculated as follows for the three and six month periods ended June 30, 2019 and 2018:

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2019	2018	2019	2018
Basic and diluted net loss per share attributable to common stockholders:
Numerator:
Net loss attributable to common stockholders	$(1,594,633)	$(1,502,822)	$(2,539,363)	$(2,297,240)
Denominator:
Weighted average common shares outstanding - basic	14,442,291	12,773,419	14,341,560	11,464,246
Effect of dilutive securities	-	-	-	-
Weighted average common shares outstanding - diluted	14,442,291	12,773,419	14,341,560	11,464,246
Net loss per common share attributable to common stockholders:
Basic	$(0.11)	$(0.12)	$(0.18)	$(0.20)
Diluted	$(0.11)	$(0.12)	$(0.18)	$(0.20)

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

Segment detail for the three and six month periods ended June 30, 2019 and 2018 is as follows:

	For The Three Month Periods ended June 30, 2019				For The Three Month Periods ended June 30, 2018
	OSS	CDI	Bressner	Total	OSS	CDI	Bressner	Total
Revenues	$10,007,804	$894,562	$3,983,870	$14,886,236	$5,892,666	$-	$-	$5,892,666
Cost of revenues	(5,712,191)	(717,717)	(3,043,170)	(9,473,078)	(4,252,484)	-	-	(4,252,484)
Gross profit	4,295,613	176,845	940,700	5,413,158	1,640,182	-	-	1,640,182
Gross profit %	42.92%	19.77%	23.61%	36.36%	27.83%			27.83%

Total operating expenses	3,240,943	2,222,460	930,235	6,393,638	2,758,801	-	-	2,758,801
Income (loss) from operations	$1,054,670	$(2,045,615)	$10,465	$(980,480)	$(1,118,619)	$-	$-	$(1,118,619)

	For The Six Month Periods ended June 30, 2019				For The Six Month Periods ended June 30, 2018
	OSS	CDI	Bressner	Total	OSS	CDI	Bressner	Total
Revenues	$15,237,890	$1,194,016	$8,512,229	$24,944,135	$13,012,378	$-	$-	$13,012,378
Cost of revenues	(9,441,095)	(1,063,444)	(6,614,815)	(17,119,354)	(9,159,330)	-	-	(9,159,330)
Gross profit	5,796,795	130,572	1,897,414	7,824,781	3,853,048	-	-	3,853,048
Gross profit %	38.04%	10.94%	22.29%	31.37%	29.61%			29.61%

Total operating expenses	6,380,909	2,503,676	1,952,885	10,837,470	5,673,495	-	-	5,673,495
Loss from operations	$(584,114)	$(2,373,104)	$(55,471)	$(3,012,689)	$(1,820,447)	$-	$-	$(1,820,447)

Revenue from customers with non-U.S. billing addresses represented approximately 58% and 55% of the Company’s revenue during the three month periods ended June 30, 2019 and 2018, respectively and 63% and 50% for the six month periods ended June 30, 2019 and 2018, respectively

As of June 30, 2019, substantially all the Company’s long-lived assets were located in the United States of America with the exception of assets of $309,348 located in Germany.

NOTE 16 – SUBSEQUENT EVENTS

Resulting from the follow-on public offering, as of July 31, 2019, the Company has sold 1,019,561 shares of common stock through this offering for total gross proceeds of $1,773,332, which resulted in net proceeds to us of $$1,746,046, after deducting compensation payable to Noble of $27,286.

The Company has evaluated subsequent events after the consolidated balance sheet date of June 30, 2019 through the date of filing.  Based upon the Company’s evaluation, management has determined that, other than as disclosed in the accompanying notes, no subsequent events have occurred that would require recognition in the accompanying consolidated financial statements or disclosure in the notes thereto.

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

On October 31, 2018, the Company’s wholly-owned German subsidiary, OSS GmbH, acquired 100% of the outstanding stock of Bressner Technology GmbH, a Germany limited liability company located near Munich, Germany, from its principal owners for cash consideration of €4,725,000 (US$5,374,582) and stock consideration of 106,463 newly-issued restricted shares of the Company’s common stock with an estimated fair value of $228,779.

On December 31, 2018, as a result of changes in the competitive landscape and downward pressure on pricing from large competitors, the members to the joint venture agreement agreed to begin the dissolution of SkyScale.

During the quarter ended June 30, 2019, as a result of a short-fall in the actual overall financial performance of CDI as compared to plan, a recurring need for working capital, and a decrease in the Company’s stock price, the Company performed an interim test of impairment of goodwill as there was indication that the carrying value of the assets may not be recoverable.  As a result it was determined by management that the goodwill associated with CDI was impaired by $1,988,701 and as a result took a charge to operating expenses.

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

Components of Results of Operations

Revenue

On January 1, 2019, the Company adopted the new accounting standard update ASC 606, Revenue from Contracts with Customers, which superseded nearly all existing revenue recognition guidance under GAAP, to all contracts using the modified retrospective method. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods.  The adoption of ASC 606 did not have a material impact on our results of operations for the current periods.

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

General and Administrative - General and administrative expense consists primarily of employee compensation and related expenses for administrative functions including finance, legal, human resources and fees for third-party professional services, as well as allocated overhead. For 2018, general and administrative expenses include the costs related to the operations of SkyScale, LLC.  We expect our general and administrative expense to increase in absolute dollars as we continue to invest in growing the business.

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

Results of Operations

Results of operations for the three and six month periods ended June 30, 2019 and 2018 include the following businesses from the date of their acquisition:  Magma, SkyScale, which began operations in April 2017 and ceased operations on December 31, 2018, the purchase of the Ion business from Western Digital on July 1, 2017, Concept Development Inc., which was acquired on August 31, 2018, and Bressner Technology GmbH, which was acquired on October 31, 2018.

Accordingly, the periods presented below are not directly comparable.  After the completion of four quarters, these businesses for both revenue and expense reporting will be treated as organic operating activity for current and comparable historical periods.

The following tables set forth our results of operations for the three and six month periods ended June 30, 2019 and 2018 respectively, presented in dollars and as a percentage of net revenue.

	For The Three Month Periods ended June 30,		For The Six Month Periods ended June 30,
	2019	2018	2019	2018
Net revenue	$14,886,236	$5,892,666	$24,944,135	$13,012,378
Cost of revenue	9,473,078	4,252,484	17,119,354	9,159,330
Gross margin	5,413,158	1,640,182	7,824,781	3,853,048
Operating expenses:
General and administrative	3,931,478	1,097,552	5,975,413	2,170,600
Marketing and selling	1,237,003	702,474	2,374,936	1,571,489
Research and development	1,225,157	958,775	2,487,121	1,931,406
Total operating expenses	6,393,638	2,758,801	10,837,470	5,673,495
Loss from operations	(980,480)	(1,118,619)	(3,012,689)	(1,820,447)
Other income (expense):
Interest expense	(53,013)		(59,281)	(55,661)
Other, net	(3,068)	54,430	(11,232)	122,039
Total other (expense) income, net	(56,081)	54,430	(70,513)	66,378
Loss before income taxes	(1,036,561)	(1,064,189)	(3,083,202)	(1,754,069)
Provision (benefit) for income taxes	558,072	555,629	(543,839)	772,752
Net loss	$(1,594,633)	$(1,619,818)	$(2,539,363)	$(2,526,821)
Net loss attributable to noncontrolling interest	$-	$(116,996)	$-	$(229,581)
Net loss attributable to common stockholders	$(1,594,633)	$(1,502,822)	$(2,539,363)	$(2,297,240)

	For The Three Month Periods ended June 30,		For The Six Month Periods ended June 30,
	2019	2018	2019	2018
Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	63.6%	72.2%	68.6%	70.4%
Gross margin	36.4%	27.8%	31.4%	29.6%
Operating expenses:
General and administrative	26.4%	18.6%	24.0%	16.7%
Marketing and selling	8.3%	11.9%	9.5%	12.1%
Research and development	8.2%	16.3%	10.0%	14.8%
Total operating expenses	42.9%	46.8%	43.4%	43.6%
Loss from operations	-6.6%	-19.0%	-12.1%	-14.0%
Other income (expense):
Interest expense	-0.4%	0.0%	-0.2%	-0.4%
Other, net	0.0%	0.9%	0.0%	0.9%
Total other (expense) income, net	-0.4%	0.9%	-0.3%	0.5%
Loss before income taxes	-7.0%	-18.1%	-12.4%	-13.5%
Provision (benefit) for income taxes	3.7%	9.4%	-2.2%	5.9%
Net loss	-10.7%	-27.5%	-10.2%	-19.4%
Net loss attributable to noncontrolling interest	0.0%	-2.0%	0.0%	-1.8%
Net loss attributable to common stockholders	-10.7%	-25.5%	-10.2%	-17.7%

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

	For The Three Month Periods ended June 30,		For The Six Month Periods ended June 30,
	2019	2018	2019	2018
Net loss attributable to common stockholders	$(1,594,633)	$(1,502,822)	$(2,539,363)	$(2,297,240)
Depreciation and amortization	432,452	274,736	886,982	528,494
Amortization of debt discount	6,266	-	6,266	24,830
Amortization of deferred gain	(16,478)	(28,837)	(32,957)	(57,675)
Impairment of goodwill	1,988,701	-	1,988,701	-
Stock-based compensation expense	157,807	124,816	325,283	160,133
Interest expense	53,013	-	59,281	55,661
Provision (benefit) for income taxes	558,072	555,629	(543,839)	772,752
Adjusted EBITDA	$1,585,200	$(576,478)	$150,354	$(813,045)

Adjusted EPS

Adjusted EPS excludes the impact of certain items and, therefore, has not been calculated in accordance with GAAP. We believe that exclusion of certain selected items assists in providing a more complete understanding of our underlying results and trends and allows for comparability with our peer company index and industry. We use this measure along with the corresponding GAAP financial measures to manage our business and to evaluate our performance compared to prior periods and the marketplace. The Company defines Non-GAAP (loss) income attributable to common stockholders as (loss) or income before amortization, stock-based compensation, expenses related to discontinued operations, impairment of long-lived assets and non-recurring acquisition costs.  Adjusted EPS expresses adjusted (loss) income on a per share basis using weighted average diluted shares outstanding.

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

The following table sets-forth Non-GAAP income (loss) attributable to common stockholders and basic and diluted earnings per share:

	For The Three Month Periods ended June 30,		For The Six Month Periods ended June 30,
	2019	2018	2019	2018
Net loss attributable to common stockholders	$(1,594,633)	$(1,502,822)	$(2,539,363)	$(2,297,240)
Amortization of intangibles	269,151	98,660	618,570	197,326
Impairment of goodwill	1,988,701	-	1,988,701	-
Stock-based compensation expense	157,807	124,816	325,283	160,133
Non-GAAP net income (loss) attributable to common stockholders	$821,026	$(1,279,346)	$393,191	$(1,939,781)

Non-GAAP net income (loss) per share attributable to common stockholders:
Basic	$0.06	$(0.10)	$0.03	$(0.17)
Diluted	$0.06	$(0.10)	$0.03	$(0.17)
Weighted average common shares outstanding:
Basic	14,442,291	12,773,419	14,341,560	11,464,246
Diluted	14,916,460	12,773,419	14,815,730	11,464,246

Free cash flow, a non-GAAP measure for reporting cash flow, is defined as cash provided by or used in operating activities less capital expenditures for property and equipment, which includes capitalized software development costs. We believe free cash flow provides investors with an important perspective on cash available for investments and acquisitions after making capital investments required to support ongoing business operations and long-term value creation.   We believe that trends in our free cash flow can be valuable indicators of our operating performance and liquidity.

Free cash flow is a non-GAAP financial measure and should not be considered in isolation or as a substitute for financial information provided in accordance with GAAP. This non-GAAP financial measure may not be computed in the same manner as similarly titled measures used by other companies.

We expect to continue to incur expenditures similar to the free cash flow adjustments described above, and investors should not infer from our presentation of this non-GAAP financial measure that these expenditures reflect all of our obligations which require cash.  The following table reconciles cash provided by or used in operating activities, the most directly comparable GAAP financial measure, to free cash flow:

	For The Six Months Ended June 30,		Change
Cash flow:	2019	2018
Cash provided by (used in) operating activities	$1,713,884	$(3,848,089)	$5,561,973
Capital expenditures	(1,356,975)	(60,210)	(1,296,765)
Free cash flow	$356,909	$(3,908,299)	$4,265,208

Comparison of the three and six month periods ended June 30, 2019 and 2018

Revenues, Cost of Revenues and Gross Margin:

	For the Three Months Ended June 30, 2019				For the Three Months Ended June 30, 2018
Entity:	Revenue	Cost of Revenue	Gross Margin	Gross Margin %	Revenue	Cost of Revenue	Gross Margin	Gross Margin %
OSS - (organic, inclusive of SkyScale)	$10,007,805	$5,712,191	$4,295,614	42.9%	$5,892,666	$4,252,484	$1,640,182	27.8%
Concept Development Inc.	894,561	717,717	176,844	19.8%	-	-	-	0.0%
Bressner Technology GmbH	3,983,870	3,043,170	940,700	23.6%	-	-	-	0.0%
	$14,886,236	$9,473,078	$5,413,158	36.4%	$5,892,666	$4,252,484	$1,640,182	27.8%

	For the Six Months Ended June 30, 2019				For the Six Months Ended June 30, 2018
Entity:	Revenue	Cost of Revenue	Gross Margin	Gross Margin %	Revenue	Cost of Revenue	Gross Margin	Gross Margin %
OSS - (organic, inclusive of SkyScale)	$15,237,891	$9,441,094	$5,796,797	38.0%	$13,012,378	$9,159,330	$3,853,048	29.6%
Concept Development Inc.	1,194,015	1,063,444	130,571	10.9%	-	-	-	0.0%
Bressner Technology GmbH	8,512,229	6,614,816	1,897,413	22.3%	-	-	-	0.0%
	$24,944,135	$17,119,354	$7,824,781	31.4%	$13,012,378	$9,159,330	$3,853,048	29.6%

Revenue

For the three month period ended June 30, 2019, total revenue increased $8,993,570 or 152.6%, as compared to the same period in 2018. The increase in revenue was primarily driven by revenue from acquisitions which provided $4,878,432 of which Bressner contributed $3,983,870 or 67.6 percentage points and CDI contributed $894,562 or 15.2 percentage points of the total increase in revenue.  OSS saw an organic increase in revenue of $4,133,652 or 70.1 percentage points as compared to same period in the prior year.  The majority of this increase is attributable to shipments associated with our flash arrays on our airborne military flash contract as well as improvements in our sales of media and entertainment products.  There was also a small decrease of $18,514 or 0.3 percentage points attributable to SkyScale which has been dissolved.

For the six month period ended June 30, 2019, total revenue increased $11,931,757 or 91.7%, as compared to the same period in 2018. The increase in revenue was primarily driven by revenue from acquisitions which provided $9,706,245 of which Bressner contributed $8,512,229 or 65.4 percentage points and CDI contributed $1,194,016 or 9.2 percentage points of the total increase in revenue.  OSS saw an increase in organic revenue of $2,256,399 or 17.3 percentage points as compared to same period in the prior year.  The majority of this increase is attributable to shipments associated with our flash arrays on our airborne military flash contract as well as improvements in our sales of media and entertainment products.  There was also a small decrease of $30,887 or a decrease of 0.2 percentage points attributable to SkyScale which has been dissolved.

Cost of revenue and gross margin

Cost of revenue increased by $5,220,594 or 122.7%, for the three month period ended June 30, 2019 as compared to the same period in 2018. The increase in cost of revenue was primarily driven by cost of revenue from acquisitions which contributed $3,760,887 of which Bressner contributed $3,043,170 or 71.5 percentage points and CDI contributed $717,717 or 16.9 percentage points of the total increase in cost of revenue.  OSS saw an increase in cost of revenue of $1,626,461 or 38.2 percentage points as compared to same period in the prior year.  The majority of this increase is attributable to a shipments associated with our flash arrays on our airborne military flash contract.  There was also a decrease of $166,754 or 3.9 percentage points attributable to SkyScale which has been dissolved.

The overall gross margin percentage increased from 27.8% for the three month period ended June 30, 2018 to 36.4% for the three month period ended June 30, 2019, an increase of 8.6 percentage points.  OSS gross margin percentage for the three month period ended June 30, 2019 was 42.9%, which was 15.1 percentage points more in comparison to the prior year period of 27.8%.  The 15.1 percentage point increase is attributable to a change in mix attributable to higher sales of our flash array systems. CDI contributed gross margin at a rate of 19.8%, while Bressner contributed gross margin at a rate of 23.6%.

Cost of revenue increased by $7,960,024 or 86.9%, for the six month period ended June 30, 2019 as compared to the same period in 2018. The increase in cost of revenue was primarily driven by cost of revenue from acquisitions which contributed $7,678,259 of which Bressner contributed $6,614,815 or 72.2 percentage points and CDI contributed $1,063,444 or 11.6 percentage points of the total increase in cost of revenue.  OSS saw a minor increase in cost of revenue of $281,765 or 3.1 percentage points as compared to same period in the prior year.  The majority of this increase is attributable to in shipments associated with our flash arrays on our airborne military flash contract.

The overall gross margin percentage increased from 29.6% for the six month period ended June 30, 2018 to 31.4% for the six month period ended June 30, 2019, an increase of 1.8 percentage points.  OSS gross margin percentage for the six month period ended June 30, 2019 was 38.0%, which was 8.4 percentage points more in comparison to the prior year period of 29.6%.  The 8.4 percentage point increase is attributable to change in mix attributable to higher sales of our flash array systems. CDI contributed gross margin at a rate of 10.9% due to cost overruns on fixed price contracts during the first quarter of 2019, while Bressner contributed gross margin at a rate of 22.3%.

Operating expenses

General and administrative expense

General and administrative expense increased $2,833,926 or 258.2%, for the three month period ended June 30, 2019 as compared to same period in 2018.  OSS contributed an additional $300,441 or 10.6% of the total annual increase in these expenses.  The increase in general and administrative expense increased primarily due to third party service costs associated with being a public company which includes legal and accounting costs, insurance, listing fees and reporting and compliance costs.  There was a reduction of $64,199 or (2.3%) as a result of the dissolution of SkyScale.  CDI contributed $2,133,821 or 74.6% of which $1,988,701 is attributable to impairment of goodwill due to a short-fall in the actual overall financial performance of CDI as compared to plan, a recurring need for working capital, and a decrease in the Company’s stock price.  Bressner contributed $483,863 or 17.1% of the total annual increase.  Overall general and administrative expenses increased as a percentage of revenue to 26.4% during the three month periods ended June 30, 2019 as compared to 18.6% during the same period in 2018.

General and administrative expense increased $3,804,813 or 175.3%, for the six month period ended June 30, 2019 as compared to same period in 2018.  OSS contributed an additional $1,054,977 or 27.7% of the total annual increase in these expenses.  The increase in general and administrative expense increased primarily due to third party service costs associated with being a public company which includes legal and accounting costs, insurance, listing fees and reporting and compliance costs.  There was a reduction of $580,064 or (15.2%) as a result of the dissolution of SkyScale.  CDI contributed $2,297,319 or 60.4% of  which $1,988,701 is attributable to impairment of goodwill due to a short-fall in the actual overall financial performance of CDI as compared to plan, a recurring need for working capital, and a decrease in the Company’s stock price.  Bressner contributed $1,032,581 or 27.1% of the total annual increase.  Overall general and administrative expenses increased as a percentage of revenue to 24.0% during the six month periods ended June 30, 2019 as compared to 16.7% during the same period in 2018.

Marketing and selling expense

Marketing and selling expense increased $534,529 or 76.1% during the three month periods ended June 30, 2019 as compared to the same period in 2018.  OSS had an increase of $257,158 or 48.1% of the total increase.  The major of the increase is attributable to an increase in external commissions associated with increased sales of flash array systems.  There was a reduction in marketing and selling expense of $37,040 or (6.9%) as a result of the dissolution of SkyScale.  CDI’s marketing expense for the three month period ended June 30, 2019 increased $16,597 or 3.1%, and Bressner contributed $297,814 or 55.7% of the total annual increase.  Overall, total marketing and selling expense decreased as a percentage of revenue to 8.3% during the three month period ended June 30, 2019 as compared to 11.9% during the same period in 2018.

Marketing and selling expense increased $803,447 or 51.1% during the six month periods ended June 30, 2019 as compared to the same period in 2018.  OSS had an increase of $217,308 or 27.0% of the total increase.  The major increase was attributable to external commissions associated with the increase in sales of flash array systems.  There was a reduction in marketing and selling expense of $77,139 or (9.5%) as a result of the dissolution of SkyScale.  CDI’s marketing expense for the six month period ended June 30, 2019 increased $18,804 or 2.3%, and Bressner contributed $644,474 or 80.2% of the total annual increase.  Overall, total marketing and selling expense decreased as a percentage of revenue to 9.5% during the six month period ended June 30, 2019 as compared to 12.1% during the same period in 2018.

Research and development expense

Research and development expense increased by $266,382 or 27.8% during the three month period ended June 30, 2019 as compared to same period in 2018.  These expenses are mainly compromised of salary and related costs and professional consulting services attributable to continued development of new and enhanced product offerings.  OSS saw an increase of $25,782 or 9.6%.  The increase was largely driven by increased employee compensation costs.  CDI contributed $148,558 or 55.8% of the annual increase while Bressner contributed $92,042 or 34.6% of the annual increase for 2019. Overall, total research and development expense decreased as a percentage of revenue to 8.2% during the three month period ended June 30, 2019 as compared to 16.3% during the same period in 2018.

Research and development expense increased by $555,715 or 28.8% during the six month period ended June 30, 2019 as compared to same period in 2018.  These expenses are mainly compromised of salary and related costs and professional consulting services attributable to continued development of new and enhanced product offerings.  OSS saw an increase of $92,332 or 16.6%. The increase was largely driven by increased employee compensation costs.  CDI contributed $275,830 or 49.6% of the annual increase while Bressner contributed $187,553 or 33.8% of the annual increase for 2019. Overall, total research and development expense decreased as a percentage of revenue to 10.0% during the six month period ended June 30, 2019 as compared to 14.8% during the same period in 2018.

Interest expense

Interest expense increased $53,013 or 100% for the three month period ended June 30, 2019 as compared to same period in 2018, as the outstanding debt associated with OSS which was outstanding as of June 30, 2018, was paid down in its entirety with proceeds from its public offering.  On April 4, 2019, the Company borrowed $1,500,000 from individuals and related parties at an annual interest rate of 9.5%, additionally, warrants of 10% of the value of the borrowing were also granted.  The fair value of the warrants is amortized over the life of the loans and such costs are included as interest expense.  On October 31, 2018, the Company acquired Bressner which has lines of credit and certain term loans outstanding and as a result incurred interest charges of $11,610.

Interest expense increased $3,620 or 6.5% for the six month period ended June 30, 2019 as compared to same period in 2018, as the outstanding debt associated with OSS which was outstanding as of June 30, 2018, was paid down in its entirety with proceeds from its public offering.  On April 4, 2019, the Company borrowed $1,500,000 from individuals and related parties at an annual interest rate of 9.5%, additionally, warrants of 10% of the value of the borrowing were also granted.  The fair value of the warrants is amortized over the life of the loans and such costs are included as interest expense.  On October 31, 2018, the Company acquired Bressner which has a line of credit and certain term loans outstanding and as a result incurred interest charges of $17,827.

Other income (expense), net

Other income (expense), decreased $57,498 or (105.6%) during the three month period ended June 30, 2019 as compared to the same period in 2018 of which $27,045 of the reduction is attributable to OSS and SkyScale. In the prior year, OSS had other income attributable to settlement of certain outstanding obligations which did not occur in the current year.  Additionally, Bressner had other expenses of $30,978 with minor other income from CDI of $525.

Other income (expense), decreased $133,271 or (109.2%) during the six month period ended June 30, 2019 as compared to the same period in 2018 of which $112,732 of the reduction is attributable to OSS. In the prior year OSS had other income attributable to settlement of certain outstanding obligations which did not occur in the current year.

Additionally, Bressner had other expenses of $21,263 with minor other income from CDI of $724.

Provision for income taxes

We have recorded an income tax provision and benefit of $558,072 and $543,839 for the three and six month periods ended June 30, 2019 as compared to a tax provision of $555,629 and $722,752 for the same periods in 2018.  This benefit is attributable to projected annual taxable income for 2019 with a projected tax rate of 49.7%.  The projected effective tax rate for the quarter differs from the statutory rate mainly due to permanent non-deductible goodwill amortization for Bressner Technology GmbH, as well as projecting federal, foreign and state tax liabilities for the year.

During the three month period ended June 30, 2019 and 2018 and the six month period ended June 30, 2018, the Company recorded a tax expense despite the fact that the Company experienced a pretax loss for those periods.  In determining the periodic income tax expense, GAAP required us to forecast our annual effective income tax rate (“AETR”) for the years December 31, 2019 and 2018.  Based on management’s projections, the Company expected income tax benefits related to research and development credits and equity compensation benefits to exceed our pretax earnings in 2019 and 2018.  As a result, the Company expected its AETR to be negative for the year ended December 31, 2019, and when this negative AETR is applied to our quarterly pretax loss, the result is a quarterly income tax expense.

Liquidity and capital resources

During the six month period ended June 30, 2019, our primary sources of liquidity came from existing cash and third party borrowings. In addition to expected cash generated from operations, certain members of the Company’s Board of Directors have executed definitive agreements to commit funds of up to $4,000,000 as a credit facility, of which, the Company has borrowed $1,500,000 from members of the Board of Directors and multiple parties for operations, facility expansion and ERP implementation.  The Company is also developing plans for cost containment to ensure that liquidity will be sufficient to meet our cash requirements for current operations through at least a period of the next twelve months. Additionally, the Company, through Bressner Technology GmbH, received lines of credit of €2,700,000 during the period and received term loans in the amount of €1,300,000 subsequent to June 30, 2019.

On May 15, 2019, the Company filed an S-3 prospectus with the Securities and Exchange Commission which became effective on June 19, 2019, and allows the Company to offer up to $100,000,000 aggregate dollar amount of shares of its common stock or preferred stock, debt securities, warrants to purchase its common stock, preferred stock or debt securities, subscription rights to purchase its common stock, preferred stock or debt securities and/or units consisting of some or all of these securities, in any combination, together or separately, in one or more offerings, in amounts, at prices and on the terms that the Company will determine at the time of the offering and which will be set forth in a prospectus supplement and any related free writing prospectus.

On June 26, 2019, the Company filed a prospectus supplement relating to its common stock, par value $0.0001 per share, whereby under the prospectus supplement the Company may offer and sell common stock having an aggregate offering price of up to $10,000,000 through Noble Capital Markets, Inc., (“Noble”) acting as the Company’s agent.  As such, the Company has entered into an Equity Distribution Agreement with Noble dated as of June 26, 2019.

As of July 31, 2019, the Company has sold 1,019,561 shares of common stock through this offering for total gross proceeds of $1,773,332, which resulted in net proceeds to us of $1,746,046, after deducting compensation payable to Noble of $27,286.

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

The following table summarizes our cash flows for the six month periods ended June 30, 2019 and 2018:

	For The Six Months Ended June 30,
Cash flows:	2019	2018
Net cash provided by (used in) operating activities	$1,713,884	$(3,848,089)
Net cash used in investing activities	$(1,355,925)	$(60,210)
Net cash provided by financing activities	$2,323,170	$12,989,902

Operating Activities

During the six month period ended June 30, 2019 we generated $1,713,884 in cash from operating activities, an increase in cash of $5,561,973 when compared to the cash used in operating activities of $3,848,089 during the same period in 2018. The increase in cash provided by operating activities was primarily a result of a reduction in working capital requirements of $4,626,977, a reduction in net loss of $242,123, and an increase in non-cash adjustments of $934,996.  Non-cash adjustments include increases of $2,793,115 comprised of the loss attributable to Noncontrolling interest, unrealized gain on foreign currency transactions, impairment of goodwill, warranty reserves, amortization of deferred gain, and depreciation and amortization.  These increases were offset by $1,177,119 in decreases in non-cash adjustments attributable to deferred benefit for income taxes, gain on disposal of property and equipment, provision for bad debt, inventory reserves, amortization of debt discount, and stock-based compensation expense.

Working capital requirements decreased overall by $4,626,977.  The sources of working capital of $6,396,236 were attributable to reductions in accounts receivable, prepaids and other assets, and increases in accounts payable and accrued expenses and other liabilities for the comparable period.  These sources were offset by an increase in working capital due to increased inventory levels of $1,769,259.

Our ability to generate cash from operations in future periods will depend in large part on our profitability, the rate and timing of collections of our accounts receivable, our inventory turns and our ability to manage other areas of working capital including accounts payable.

Investing Activities

During the six month period ended June 30, 2019, we used cash of $1,355,925 in investing activities as compared to $60,210 used during the same period in 2018, an increase of $1,295,715. The net increase is primarily due to tenant improvements to our headquarter facility and software costs and external consulting costs associated with the implementation of our ERP system with the anticipation for completion by the end of the third quarter 2019.  The renovation and expansion of our facility is complete.  As such, excluding these two major projects, we do not anticipate any other significant purchases of equipment beyond that which is anticipated for use in the normal course of our core business activity.  We are projecting to spend an additional $200,000 over the next two quarters to complete our ERP project.

Financing Activities

During the six month periods ended June 30, 2019, we generated $2,323,170 from financing activities as compared to the cash generated of $12,989,902 during the same period in 2018.  During the six month period ended June 30, 2019, we raised $1,500,000 from individuals and related parties through the issuance of notes payable that bear interest at an annual rate of 9.5% and are repaid through 24 months monthly installments.  Bressner increased borrowing under its lines of credit for the purchase of inventories and also borrowed funds through term loans at interest rates of 2.125% - 2.150% that are repaid through monthly installments of up to 24 months.  The Company received proceeds of $21,149 for the exercise of warrants and stock options.

During six month period ended June 30, 2018, the Company received proceeds from the sale of common stock in our initial public offering of $19,500,000 which was offset by our stock issuance costs for commissions and third party professional services.  We also received $59,150 from the exercise of warrants and stock options.  With the proceeds from our initial public offering we paid off our line of credit and retired all outstanding debt obligations.

Contractual obligations and commitments

The following table sets forth our non-cancellable contractual obligations as of June 30, 2019.

Contractual Obligations:	Total	Less than 1 year	1-3 years	3-5 years	More than 5 Years
Notes payable	$3,192,006	$2,293,533	$898,473		$-
Operating leases	2,133,913	613,469	1,151,452	368,992	-
Total	$5,325,919	$2,907,002	$2,049,925	$368,992	$-

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

Stockholder transactions

Effective August 1, 2016, we entered into a management services agreement with a company owned by the former Chief Executive Officer of Magma.  The agreement calls for payments of $180,000 per year for the first two years paid in monthly installments.  In year three the amount is reduced to $37,500 for the year paid in monthly installments.  Additionally, we granted 30,000 options in conjunction with execution of this agreement.  Payments for the three month periods ended June 30, 2019 and 2018 were $9,375 and $45,000, respectively and $18,750 and $90,000 for the six month periods ended June 30, 2019 and 2018, respectively.

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

The Company does have recourse with some of its suppliers that offer more than a one-year guarantee on parts, but this is not standard.  The few that offer greater than a year warranty, the Company is able to cover the cost of the part from the manufacturer for the failed part.  The amounts of these costs vary in a wide range, but are not material, due to the infrequency of failure.

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

Concentration of credit risk

Financial instruments that potentially expose us to concentrations of credit risk consist principally of cash, cash equivalents and accounts receivable. We place our cash and cash equivalents with financial institutions with high credit quality. At June 30, 2019 and December 31, 2018, we had $4,944,853 and $2,272,256 respectively, of cash and cash equivalents on deposit or invested with our financial and lending institutions.

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

Item 4. Controls and Procedures

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2019, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On April 4, 2019, the Company issued 69,766 warrants in conjunction with the issuance of $1,500,000 in notes payable to individuals and related parties that vest upon issuance.  The warrants allow for the purchase of the Company’s common stock, par value $0.0001 at $2.15 per share.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description

10.1*	Form of Note and Warrant Purchase Agreement

10.2*	Form of Secured Note

10.3*	Form of Warrant

10.4*	Form of Security Agreement

10.5*†	Original Equipment Manufacturing and Supply Agreement, dated as of July 1, 2019

31.1**	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

†	Portions of this exhibit have been redacted in compliance with Regulation S-K Item 601(b)(10).

*	Filed herewith.

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

Company Name

Date: August 8, 2019	By:	/s/ Steve Cooper
Steve Cooper
Chief Executive Officer and President (Principal Executive Officer)

Date: August 8, 2019	By:	/s/ John W. Morrison Jr.
John W. Morrison Jr.
Chief Financial Officer (Principal Financial and Accounting Officer)