Form 10-Q
period 2019-09-30
ONE STOP SYSTEMS, INC.
filed 2019-11-07
CIK 1394056

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                    Yes  ☐    No ☒

As of October 31, 2019, the registrant had 16,101,460 shares of common stock (par value $0.0001) outstanding.

Table of Contents

PART I. FINANCIAL INFORMATION

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements.

ONE STOP SYSTEMS, INC. (OSS)

UNAUDITED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2019	2018
ASSETS
Current assets
Cash and cash equivalents	$4,226,201	$2,272,256
Accounts receivable, net	9,208,166	10,540,150
Inventories, net	8,227,567	6,823,930
Prepaid expenses and other current assets	820,677	666,330
	22,482,611	20,302,666
Property and equipment, net	3,370,759	1,759,086
Deposits and other	52,204	49,966
Deferred tax assets, net	3,048,692	2,505,632
Goodwill	7,120,510	7,914,211
Intangible assets, net	1,520,717	3,525,257
	$37,595,493	$36,056,818

See accompanying notes to consolidated financial statements

ONE STOP SYSTEMS, INC. (OSS)

UNAUDITED CONSOLIDATED BALANCE SHEETS - CONTINUED

	September 30,	December 31,
	2019	2018
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$3,594,863	$3,708,865
Accrued expenses and other liabilities	3,569,015	3,930,718
Borrowings on bank lines of credit (Note 8)	220,794	422,960
Current portion of notes payable, net of debt discount of $7,019 and $0, respectively (Note 8)	1,628,571	1,156,915
Current portion of related-party notes payable, net of debt discount of $23,060 and $0, respectively (Note 8)	547,813	-
Total current liabilities	9,561,056	9,219,458
Notes payable, net of current portion and debt discount of $3,802 and $0, respectively (Note 8)	241,795	265,038
Related-party notes payable, net of current portion and debt discount of $12,491 and $0, respectively (Note 8)	345,586	-
Total liabilities	10,148,437	9,484,496
Commitments and contingencies (Note 10 and 11)
Stockholders’ equity
Common stock, $.0001 par value; 50,000,000 shares authorized; 16,101,460 and 14,216,328 shares issued and outstanding, respectively	1,610	1,422
Additional paid-in capital	30,359,503	27,424,113
Noncontrolling interest	500	500
Accumulated other comprehensive (loss) income	(65,240)	1,142
Accumulated deficit	(2,849,317)	(854,855)
Total stockholders’ equity	27,447,056	26,572,322
	$37,595,493	$36,056,818

See accompanying notes to consolidated financial statements

ONE STOP SYSTEMS, INC. (OSS)

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue	$14,938,964	$9,633,338	$39,883,099	$22,645,715
Cost of revenue	9,909,045	6,463,227	27,028,399	15,622,557
Gross margin	5,029,919	3,170,111	12,854,700	7,023,158
Operating expenses:
General and administrative	2,190,003	1,558,930	8,165,415	3,729,530
Marketing and selling	1,383,965	996,495	3,758,901	2,567,984
Research and development	1,036,394	894,744	3,523,515	2,826,149
Total operating expenses	4,610,362	3,450,169	15,447,831	9,123,663
Income (loss) from operations	419,557	(280,058)	(2,593,131)	(2,100,505)
Other income (expense):
Interest expense	(52,182)	(160)	(111,463)	(55,821)
Other income (expense), net	126,475	(25,519)	115,243	96,520
Total other income (expense), net	74,293	(25,679)	3,780	40,699
Income (loss) before income taxes	493,850	(305,737)	(2,589,351)	(2,059,806)
Benefit for income taxes	(51,051)	(1,447,561)	(594,890)	(674,809)
Net income (loss)	$544,901	$1,141,824	$(1,994,461)	$(1,384,997)
Net loss attributable to noncontrolling interest	$-	$(139,466)	$-	$(369,047)
Net income (loss) attributable to common stockholders	$544,901	$1,281,290	$(1,994,461)	$(1,015,950)

Net income (loss) per share attributable to common stockholders:
Basic	$0.03	$0.10	$(0.13)	$(0.08)
Diluted	$0.03	$0.09	$(0.13)	$(0.08)

Weighted average common shares outstanding:
Basic	15,777,158	13,208,864	14,825,351	12,052,175
Diluted	16,390,206	14,549,354	14,825,351	12,052,175

See accompanying notes to consolidated financial statements

ONE STOP SYSTEMS, INC. (OSS)

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Net income (loss) attributable to common stockholders	$544,901	$1,281,290	$(1,994,461)	$(1,015,950)
Other comprehensive (loss) income:
Unrealized gain on forward contract	53,904	-	53,904	-
Currency translation adjustment	(122,220)	-	(120,286)	-
Total other comprehensive (loss) income	(68,316)	-	(66,382)	-
Comprehensive income (loss)	$476,585	$1,281,290	$(2,060,843)	$(1,015,950)

See accompanying notes to consolidated financial statements

ONE STOP SYSTEMS, INC. (OSS)

UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For The Three and Nine Month Periods Ended September 30, 2019

	Series C Preferred Stock		Series B Preferred Stock		Series A Preferred Stock		Common Stock		Additional		Accumulated Other		Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Paid-in- Capital	Noncontrolling Interest	Comprehensive Income (loss)	Accumulated Deficit	Stockholders' Equity
Balance, January 1, 2019	-	$-	-	$-	-	$-	14,216,328	$1,422	$27,424,113	$500	$1,142	$(854,855)	$26,572,322
Stock-based compensation	-	-	-	-	-	-	-	-	325,283	-	-	-	325,283
Exercise of stock options, RSU's and Warrants	-	-	-	-	-	-	281,319	28	21,121	-	-	-	21,149
Relative fair value of warrants issued with notes payable and notes payable to related parties	-	-	-	-	-	-	-	-	60,158	-	-	-	60,158
Taxes paid on net issuance of employee stock options	-	-	-	-	-	-	-	-	(112,879)	-	-	-	(112,879)
Currency translation adjustment	-	-	-	-	-	-	-	-	-	-	1,934	-	1,934
Net loss	-	-	-	-	-	-	-	-	-	-		(2,539,363)	(2,539,363)
Balance, June 30, 2019	-	$-	-	$-	-	$-	14,497,647	1,450	$27,717,796	$500	$3,076	$(3,394,218)	$24,328,604
Stock-based compensation	-	-	-	-	-	-	-	-	164,857	-	-	-	164,857
Exercise of stock options, RSU's and Warrants	-	-	-	-	-	-	48,981	5	7,995	-	-	-	8,000
Taxes paid on net issuance of employee stock options	-	-	-	-	-	-	-	-	(19,138)	-	-	-	(19,138)
Proceeds from issuance of stock, net of issuance costs of $212,566	-	-	-	-	-	-	1,554,832	155	2,487,993	-	-	-	2,488,148
Currency translation adjustment	-	-	-	-	-	-	-	-	-	-	(122,220)	-	(122,220)
Gain on forward contract	-	-	-	-	-	-	-	-	-	-	53,904	-	53,904
Net income	-	-	-	-	-	-	-	-	-	-		544,901	544,901
Balance, September 30, 2019	-	$-	-	$-	-	$-	16,101,460	$1,610	$30,359,503	$500	$(65,240)	$(2,849,317)	$27,447,056

See accompanying notes to consolidated financial statements

ONE STOP SYSTEMS, INC. (OSS)

UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY - CONTINUED

For The Three and Nine Month Periods Ended September 30, 2018

	Series C Preferred Stock		Series B Preferred Stock		Series A Preferred Stock		Common Stock		Additional		Accumulated Other		Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Paid-in- Capital	Noncontrolling Interest	Comprehensive Income (loss)	Accumulated Deficit	Stockholders' Equity
Balance, January 1, 2018	1,087,006	$1,604,101	1,450,000	$697,996	500,000	$114,430	5,514,917	$551	$3,484,428	$436,842	$-	$281,423	$6,619,771
Conversion of preferred stock to common stock upon initial public offering	(1,087,006)	(1,604,101)	(1,450,000)	(697,996)	(500,000)	(114,430)	3,037,006	304	2,416,223	-	-	-	-
Stock-based compensation	-	-	-	-	-	-	-	-	160,133	-		-	160,133
Exercise of stock options	-	-	-	-	-	-	327,287	33	59,117	-	-	-	59,150
Taxes paid on net issuance of employee stock options	-	-	-	-	-	-	-	-	(274,663)	-	-	-	(274,663)
Relative fair value of warrants issued to Underwriters with IPO	-	-	-	-	-	-	-	-	669,408	-	-	-	669,408
Proceeds from issuance of stock, net of issuance costs of $3,367,760	-	-	-	-	-	-	3,900,000	390	16,131,850	-	-	-	16,132,240
Noncontrolling interest in consolidated subsidiary (Note 1)	-	-	-	-	-	-	-	-	-	(229,581)	-	-	(229,581)
Net loss	-	-	-	-	-	-	-	-	-	-	-	(2,297,240)	(2,297,240)
Balance, June 30, 2018	-	$-	-	$-	-	$-	12,779,210	$1,278	$22,646,496	$207,261	$-	$(2,015,817)	$20,839,218
Stock-based compensation	-	-	-	-	-	-	-	-	214,846	-		-	214,846
Exercise of stock options	-	-	-	-	-	-	27,660	2	5,302	-	-	-	5,304
Taxes paid on net issuance of employee stock options	-	-	-	-	-	-	-	-	(65,485)	-	-	-	(65,485)
Shares issued in merger with CDI	-	-	-	-	-	-	1,266,364	127	4,194,546	-	-	-	4,194,673
Noncontrolling interest in consolidated subsidiary (Note 1)	-	-	-	-	-	-	-	-	-	(139,466)	-	-	(139,466)
Net income	-	-	-	-	-	-	-	-	-	-	-	1,281,290	1,281,290
Balance, September 30, 2018	-	$-	-	$-	-	$-	14,073,234	$1,407	$26,995,705	$67,795	$-	$(734,527)	$26,330,380

See accompanying notes to consolidated financial statements

ONE STOP SYSTEMS, INC. (OSS)

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(1,994,461)	$(1,384,997)
Net loss attributable to noncontrolling interest	-	(369,047)
Net loss attributable to common stockholders	(1,994,461)	(1,015,950)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Net loss attributable to noncontrolling interest	-	(369,047)
Deferred benefit for income taxes	(567,257)	(649,288)
Loss on foreign currency transactions	18,647	-
(Gain) loss on disposal of property and equipment	(89,168)	60,642
Provision for bad debt	495	90,793
Impairment of goodwill	1,988,701	-
Warranty reserves	3,982	2,496
Amortization of deferred gain	(45,316)	(111,859)
Depreciation and amortization	1,239,887	842,034
Inventory reserves	191,012	283,634
Amortization of debt discount	13,786	24,830
Stock-based compensation expense	490,140	374,979
Changes in operating assets and liabilities:
Accounts receivable	1,220,504	(2,487,103)
Inventories	(1,664,165)	(247,131)
Prepaid expenses and other current assets	(106,598)	(308,439)
Accounts payable	(60,607)	(1,534,530)
Accrued expenses and other liabilities	(251,235)	(91,026)
Net cash provided by (used in) operating activities	388,347	(5,134,965)

Cash flows from investing activities:
Cash acquired in merger	-	139,634
Cash paid in acquisition of CDI	-	(646,759)
Purchases of property and equipment, including capitalization of labor costs for test equipment and ERP	(2,061,762)	(80,474)
Proceeds from sales of property and equipment	1,050	34,450
Net cash used in investing activities	(2,060,712)	(553,149)

Cash flows from financing activities:
Proceeds from stock options exercised	29,149	64,454
Payment on working capital loan	-	(370,096)
Payment of payroll taxes on net issuance of employee stock options	(132,017)	(340,148)
Stock issuance costs	(212,566)	(1,810,902)
Proceeds from issuance of common stock	2,700,714	19,500,000
Net borrowings (repayments) on bank lines of credit	62,519	(3,334,508)
Net borrowings (repayments) on related-party notes payable	837,309	(163,483)
Net borrowings (repayments) on notes payable	374,623	(985,692)
Net cash provided by financing activities	3,659,731	12,559,625

Net change in cash and cash equivalents	1,987,366	6,871,511
Effect of exchange rates on cash	(33,421)	-
Cash and cash equivalents, beginning of period	2,272,256	185,717
Cash and cash equivalents, end of period	$4,226,201	$7,057,228

See accompanying notes to consolidated financial statements

ONE STOP SYSTEMS, INC. (OSS)

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

	For the Nine Months Ended September 30,
	2019	2018
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$111,463	$39,511
Cash paid during the period for income taxes	$4,000	$2,500

Supplemental disclosure of non-cash transactions:
Forward foreign currency contracts	$53,904	$-
Relative fair value of warrants issued in connection with notes and related-party notes payable	$60,158	$-
Reclassification of inventories to property and equipment	$67,948	$-
Acquisition of CDI through issuance of common stock (Note 3)	$-	$4,194,673
Relative fair value of warrants issued in connection with initial public offering	$-	$669,408
Reclassification of prepaid IPO expenses to additional paid in capital	$-	$887,450
Disposal of obsolete inventory	$-	$947,400
Change in labor and overhead applied to inventory	$-	$957,694

See accompanying notes to consolidated financial statements

ONE STOP SYSTEMS, INC. (OSS)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

For The Nine Months Periods Ended September 30, 2019 and 2018

NOTE 1 – THE COMPANY AND BASIS OF PRESENTATION

Nature of Operations

One Stop Systems, Inc. (“we,” “our,” “OSS,” or the “Company”) was originally incorporated as a California corporation in 1999 after initially being formed as a California limited liability company in 1998. On December 14, 2017, the Company was reincorporated as a Delaware corporation in connection with its initial public offering.  The Company designs, manufactures and markets industrial grade computer systems and components that are based on industry standard computer architectures. The Company markets its products to manufacturers of automated equipment used for entertainment, telecommunications, industrial and military applications.

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

In May 2017, the Company entered into a Technology and Software License Agreement with Western Digital (“WDT”) for their Ion flash storage software.  The agreement provides the Company with the Ion source code and rights to develop and market derivative products.  The Company intends to develop and sell Ion flash storage software with its high-density storage arrays, as well as service existing WDT software users.

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

The combination of continued revenue and gross profit growth, has resulted in growth of the Company as a whole, along with acquisitions of two companies, but has been offset by increased spending in all areas of operating expenses:  general and administrative, marketing and selling, along with research and development.  The Company is developing plans for cost containment, as well as debt and/or equity financing to ensure that liquidity will be sufficient to meet our cash requirements for current operations through at least a period of the next twelve months.

As of March 20, 2019, the Company received funding commitments in the amount of $4,000,000 from members of the Board of Directors, of which $1,500,000 has been borrowed from multiple parties as of September 30, 2019.

On May 15, 2019, the Company filed a Form S-3 prospectus with the Securities and Exchange Commission which became effective on June 19, 2019, and allows the Company to offer up to $100,000,000 aggregate dollar amount of shares of its common stock or preferred stock, debt securities, warrants to purchase its common stock, preferred stock or debt securities, subscription rights to purchase its common stock, preferred stock or debt securities and/or units consisting of some or all of these securities, in any combination, together or separately, in one or more offerings, in amounts, at prices and on the terms that the Company will determine at the time of the offering and which will be set forth in a prospectus supplement and any related free writing prospectus.

On June 26, 2019, the Company filed a prospectus supplement relating to its common stock, par value $0.0001 per share, whereby under the prospectus supplement the Company may offer and sell common stock having an aggregate offering price of up to $10,000,000 through Noble Capital Markets, Inc., (“Noble”), acting as the Company’s agent.  As such, the Company entered into an Equity Distribution Agreement with Noble dated as of June 26, 2019.  As of September 30, 2019, the Company has sold 1,554,832 shares of common stock through this offering for total gross proceeds of $2,700,714 which resulted in net proceeds to us of $2,488,148 after deducting compensation payable to Noble of $55,127 and other expenses of $157,439.  The Equity Distribution Agreement was terminated on August 26, 2019.

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

Basis of Presentation

The accompanying consolidated financial statements have been prepared on an accrual basis of accounting in accordance with United States Generally Accepted Accounting Principles (“U.S. GAAP”), as set forth in the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”).

The unaudited consolidated financial statements herein have been prepared by the Company pursuant to the rules and regulations of the United States Securities Exchange Commission (“SEC”).  The accompanying interim unaudited consolidated financial statements have been prepared under the presumption that users of the interim financial information have either read or have access to the audited consolidated financial statements for the latest year ended December 31, 2018.  Accordingly, note disclosures which would substantially duplicate the disclosures contained in the December 31, 2018, audited consolidated financial statements have been omitted from these interim unaudited consolidated financial statements.  The Company evaluated all subsequent events and transactions through the date of filing this report.

Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the three and nine months ended September 30, 2019, are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.  For further information, refer to the audited consolidated financial statements and notes for the year ended December 31, 2018, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 21, 2019.

Principles of Consolidation

The accompanying unaudited consolidated financial statements include the accounts of OSS, which include the results from the Magma acquisition, Ion business combination, and acquisition of Concept Development Inc., since their respective dates of acquisition, its wholly-owned subsidiary, OSS GmbH, which includes the acquisition of Bressner Technology GmbH on October 31, 2018, and the accounts of the joint venture, SkyScale LLC, which was approved for dissolution on December 31, 2018 (collectively referred to as the “Company”).  Intercompany balances and transactions have been eliminated in consolidation.

The assets and liabilities of SkyScale are as follows:

	September 30,	December 31,
	2019	2018
Cash and cash equivalents	$-	$47,663
Receivables	-	-
Other assets	-	-
Fixed assets	-	-
Total assets	$-	$47,663

Accounts payable	-	$46,663
Accrued expenses	-	-
Notes payable	-	-
Total liabilities	-	46,663
Members' equity	-	1,000
Total liabilities and members' equity	-	$47,663

Operating results for SkyScale are as follows:

	For the Nine Months Ended September 30,
	2019	2018
Net revenue	$-	$139,053
Cost of revenue	-	495,470
Gross margin	-	(356,417)
Operating expenses:
General and administrative	-	290,114
Marketing and selling	-	105,965
Total operating expenses	-	396,079
Loss from operations	-	(752,496)
Other (expense) income	-	14,402
Net loss	$-	$(738,094)

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

Significant estimates made by management include, among others, the fair value of acquired net assets of CDI in August 2018 with reevaluation in April 2019, and Bressner Technology GmbH in October 2018, dissolution expenses for SkyScale, the allowance for doubtful accounts, fair value of stock options, recoverability of inventories and long-lived assets, and realizability of deferred tax assets.  Actual results could differ from those estimates.

Concentration Risks

At times, deposits held with financial institutions may exceed the amount of insurance provided by the Federal Deposit Insurance Corporation (“FDIC”), which provides basic deposit coverage with limits up to $250,000 per owner.  As of September 30, 2019, the Company had $3,300,966 in excess of the insurance limits.  The Company has not experienced any such losses in these accounts.  In Germany, the deposit insurance is €100,000 per bank, per customer.  As of September 30, 2019, Bressner has €347,000 (US$378,990) on deposit with banks in excess of the insurance limits.

In the three month periods ended September 30, 2019, and 2018, the Company has two customers for which each of such customers represented greater than 10% of the Company’s revenue.  Collectively, these customers represented approximately 30%, and 68% of sales, respectively, and approximately 35% and 55% for the nine month periods ended September 30, 2019, and 2018, respectively.   As of September 30, 2019 and December 31, 2018, three customers accounted for 48%, and 74% of net trade accounts receivables, respectively.

The Company made purchases from certain suppliers for which each represented greater than 10% of the Company’s vendor purchases on an annual basis.  Collectively these vendors represented approximately 24% and 48% of purchases for the three month periods ended September 30, 2019, and 2018, respectively, and approximately 11% and 46% for the nine month periods ended September 30, 2019 and 2018, respectively

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on deposit and money market accounts.  The Company considers all highly liquid temporary cash investments with an initial maturity of 90 days or less when acquired to be cash equivalents.  Management believes that the carrying amounts of cash equivalents approximate their fair value because of the short maturity period.

Accounts Receivable

Accounts receivable are presented at net realizable value.  This value includes an appropriate allowance for estimated uncollectible accounts to reflect any loss anticipated on the trade accounts receivable and unbilled receivables.   Unbilled receivables include costs and gross profit earned in excess of billings.  The allowance for doubtful accounts is an estimate to cover the losses resulting from the inability of customers to make payments on their outstanding balances and unbilled receivables.  In estimating the required allowance, management considers the overall quality and aging of the accounts receivable, specific customer circumstances, current economic trends, and historical experience with collections.  At September 30, 2019 and December 31, 2018, the allowance for doubtful accounts was $13,598, and $13,403, respectively.

Revenues earned in excess of related billings are recorded as an asset on the balance sheet as unbilled receivables.  Unbilled receivables as of September 30, 2019 and December 31, 2018, were $107,193 and $65,157, respectively.

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

Property and Equipment

Property and equipment, other than leasehold improvements, are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets, generally from three to seven years. Leasehold improvements are recorded at cost and are amortized using the straight-line method over the shorter of the remaining lease term or the estimated useful life of the related asset.  Tooling and test equipment includes capitalized labor costs associated with the development of the related tooling and test equipment.  Costs incurred for maintenance and repairs are expensed as incurred, and expenditures for major replacements and improvements are capitalized. Upon retirement or sale, the cost and related accumulated depreciation and amortization of disposed assets are removed from the accounts and any resulting gain or loss is included in other income (expense), net.

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

In April 2019, the Company performed an impairment test of goodwill, as a result of a short-fall in the actual overall financial performance of CDI as compared to plan, a recurring need for working capital, and a decrease in the Company’s stock price.  As a result of this interim evaluation, the Company recorded an impairment loss to goodwill of $1,988,701, which was charged to operating expenses in the current period.

Intangible Assets and Long-lived Assets

We evaluate our intangible and long-lived assets for impairment when events or circumstances arise that indicate our intangible and long-lived assets may be impaired. Indicators of impairment include, but are not limited to, a significant deterioration in overall economic conditions, a decline in our market capitalization, the loss of significant business, significant decreases in funding for our contracts, or other significant adverse changes in industry or market conditions. The Company completed its qualitative assessment for impairment in December 2018 and determined that there was no impairment as of December 31, 2018.  There were no events or circumstances that arose during the nine month period ended September 30, 2019, that gave an indication of impairment, except as discussed in Note 3. There can be no assurance, however, that market conditions will not change or demand for the Company’s products will continue, which could result in an impairment of intangible and long-lived assets in the future.

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

The Company recorded revenue from product sales that are held in vendor managed inventory under these agreements of $1,969,905 and $3,472,699  for the three month periods ended September 30, 2019 and 2018, respectively, and $7,138,350 and 6,386,550 for the nine month periods ended September 30, 2019 and 2018, respectively.

Revenues on certain fixed-price contracts where we provide engineering services, prototypes and completed products are recognized over the contract term based upon percentage of completion or based upon milestones delivered that are provided during the period and compared to milestone goals to be provided over the entire contract. These services require that we perform significant, extensive and complex design, development, modification or implementation of our customers’ systems. Performance will often extend over long periods of time, and our right to receive future payment depends on our future performance in accordance with the agreement.

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

Revenue recognized upon achievement of substantive milestones is determined based upon accomplishment of the milestone.  Whether a milestone is substantive is a matter of judgment and that assessment is performed only at the inception of the arrangement. The consideration earned from the achievement of a milestone must meet all of the following for the milestone to be considered substantive:

a.	It is commensurate with either of the following:
1.	The Company’s performance to achieve the milestone, or
2.	The enhancement of the value of the delivered item or items as a result of a specific outcome resulting from the Company's performance to achieve the milestone.
b.	It relates solely to past performance.
c.	It is reasonably relative to all of the deliverables and payment terms (including other potential milestone consideration) within the arrangement.
d.	It is considered in its entirety and cannot be bifurcated

Milestones are agreed upon with the customer prior to the start of the contract and some milestones will be tied to product shipping while others will be tied to design review, etc. The Company’s in-flight entertainment and connectivity business unit received $351,600 orders from major aerospace and transportation companies for non-recurring engineering services to develop project-specific hardware and to deliver a limited number of qualified prototype hardware units (the “NRE Order”) which is being accounted for on a milestone basis.

During the three and nine month periods ended September 30, 2019 and 2018, revenue recognized on a fixed price contractual basis were $70,736 and $187,802, and $271,789 and $187,802, respectively.

On certain contracts with several of the Company’s significant customers, the Company receives payments in advance of manufacturing. Advanced payments are recorded as deferred revenue until the revenue recognition criteria described above has been met.

Related billings that are in excess of revenue earned are deferred and recorded as a liability on the balance sheet until the related services are provided. Deferred revenue was $37,077 and $133,995 as of September 30, 2019 and December 31, 2018, respectively. The Company recognizes revenues for non-refundable, upfront implementation fees on a straight-line basis over the period beginning with initiation of ongoing services through the end of the contract term.

The Company’s operating segment revenues disaggregated by primary geographic market, which is determined based on a customer’s geographic location, for the three and nine month periods ended September 30, 2019 is as follows:

	For The Three Month Period Ended September 30, 2019			For The Nine Month Period Ended September 30, 2019
Entity:	Domestic	International	Total	Domestic	International	Total
Customized computers and flash arrays	$5,521,268	$3,588,205	$9,109,473	$12,525,827	$11,821,537	$24,347,364
In-flight entertainment & connectivity	444,359	181,798	626,157	1,621,950	198,222	1,820,172
Value-added reseller with minimal customization	-	5,203,334	5,203,334	473,489	13,242,074	13,715,563
	$5,965,627	$8,973,337	$14,938,964	$14,621,266	$25,261,833	$39,883,099

During the comparative 2018 periods, the Company only had one significant operating segment as CDI was acquired August 31, 2018 and Bressner Technology GmbH was not acquired until October 31, 2018.

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

The Company offers customers extended warranties beyond the standard one-year warranty on the product.  The customer can purchase extended warranties from one to five years, in the bronze, silver or gold categories.  This entails hardware repair or replacement, shipping methods on how the warranties will be returned / delivered, response times and hours of operations to receive support.  The amount of warranties sold for the three and nine months periods ended September 30, 2019 and 2018 were $183,172 and $215,090  and $270,309  and $325,215, respectively.

The revenue that was recognized for the warranties sold for the three months periods ended September 30, 2019 and 2018 was $91,856 and $54,316, respectively, and $303,028  and $113,511 for the nine months periods ended September 30, 2019 and 2018, respectively. The Company does have recourse with some of its suppliers that offer more than a one-year guarantee on parts, but this is not standard.  The few that offer greater than a year warranty, the Company may be able to cover the cost of the part from the manufacturer for the failed part.  The amounts of these costs vary in a wide range, but are not material, due to the infrequency of failure.  The amount of liability on the Company’s books in deferred revenue, for revenue not recognized as of September 30, 2019 and December 31, 2018 was $376,614 and $409,334, respectively.

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

OSS GmbH operates as an extension of OSS’s domestic operations.  The functional currency of OSS GmbH is the Euro. Transactions denominated in currencies other than the functional currency are remeasured to the functional currency at the average exchange rate in effect during the period.  At the end of each reporting period, monetary assets and liabilities are remeasured using exchange rates in effect at the balance sheet date. Non-monetary assets and liabilities are remeasured at historical exchange rates. Consequently, changes in the exchange rates of the currencies may impact the translation of the foreign subsidiaries’ statements of operations into U.S. dollars, which may in turn affect our consolidated statements of operations. The resulting foreign currency translation adjustments are recorded as a separate component of accumulated other comprehensive (loss) income in the consolidated balance sheets.

Derivative Financial Instruments

We employ derivatives to manage certain market risks through the use of foreign exchange forward contracts. We do not use derivatives for trading or speculative purposes. Our derivatives are designated as a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (cash flow hedge). We hedge a portion of the exchange risk involved in anticipation of highly probable foreign currency-denominated transactions. In anticipation of these transactions, we enter into foreign exchange contracts to provide currency at a fixed rate. As of September 30, 2019, the Company had three foreign exchange contracts outstanding.

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

While we use our best estimates and assumptions as part of the purchase price allocation process to accurately value assets acquired and liabilities assumed at the business acquisition date, our estimates and assumptions are inherently uncertain and subject to refinement. As a result, during the purchase price allocation period, which is generally one year from the business acquisition date, we may record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill.

For changes in the valuation of intangible assets between preliminary and final purchase price allocation, the related amortization is adjusted in the period it occurs. Subsequent to the purchase price allocation period, any adjustment to assets acquired or liabilities assumed is included in operating results in the period in which the adjustment is determined.  Should we issue shares of our common stock in an acquisition, we will be required to estimate the fair value of the shares issued. See Note 3.

Advertising Costs

Advertising costs are expensed as incurred and included in marketing and selling expense in the accompanying consolidated statements of operations.  Advertising costs for the three month periods ended September 30, 2019 and 2018 were $44,274 and $20,790, respectively, and $271,813 and $65,170 for the nine month periods ended September 30, 2019 and 2018, respectively.

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

The Company files income tax returns in the U.S. federal jurisdiction, California and Germany.  On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”).  The Tax Act reduces the corporate tax rate to 21%, effective January 1, 2018.  Also, the Company has elected to treat the tax effect of Global Intangible Low Tax Income (“GILTI”) as a current-period expense when occurred.  The Company does not foresee material changes to its gross liability of uncertain tax positions within the next twelve months.

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

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASU 2016-02”).  Under ASU 2016-02, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term.  ASU 2016-02 is effective for the Company for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years.  Early application is permitted.  Lessees must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements.  The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented.  Lessees may not apply a full retrospective transition approach.  The Company is currently evaluating the impact of adopting ASU 2016-02 on its consolidated financial statements and disclosures.  Based on our preliminary analysis, management expects the Company’s assets and liabilities to increase by the present value of the lease payments disclosed in Note 11.

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

In September 2018, the FASB issued ASU No. 2018-07, Stock-based Compensation: Improvements to Nonemployee Share-based Payment Accounting, which amends the existing accounting standards for share-based payments to nonemployees. This ASU aligns much of the guidance on measuring and classifying nonemployee awards with that of awards to employees. Under the new guidance, the measurement of nonemployee equity awards is fixed on the grant date. This ASU becomes effective for the year ending December 31, 2020 and early adoption is permitted but no earlier than an entity’s adoption date of Topic 606. Entities will apply the ASU by recognizing a cumulative-effect adjustment to retained earnings as of the beginning of the annual period of adoption. We are currently evaluating the impact that ASU 2018-07 will have on our condensed consolidated financial statements.

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

The Company paid cash of $646,759 and issued 1,266,364 shares of the Company’s common stock to the CDI Stockholder for 100% of CDI outstanding common stock. The fair value assigned to the shares of common stock was $4,194,673, which was based upon the closing price of OSS’ stock on August 31, 2018 of $3.63 less a discount of 8.75% for lack of marketability for a one year period.

This transaction was accounted for using the acquisition method pursuant to ASC Topic 805, Business Combinations. Accordingly, goodwill has been measured as the excess of the total consideration over the amounts assigned to the identifiable assets acquired and liabilities assumed.

The final allocation of the total consideration to the acquired net assets as of the acquisition date for CDI is as follows:

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

If the revised valuation had been used since inception of the acquisition, the amortization expense would have been $177,778 less than what had been recognized through April 2019.

Additionally, as a result of a short-fall in the actual overall financial performance of CDI as compared to plan, a recurring need for working capital, and a decrease in the Company’s stock price, the Company performed an interim test of impairment of goodwill as there was indication that the carrying value of the assets may not be recoverable.  To evaluate whether goodwill is impaired, the Company compares the estimated fair value of CDI to CDI’s carrying value, including goodwill.  The Company determined that the carrying value of CDI exceeded its estimated fair value thereby requiring the measurement of the impairment loss.  After consideration of the results of an additional third-party appraisal, it was determined by management that the goodwill associated with CDI was impaired by $1,988,701.  As a result, the Company took a charge to operating expenses which is included in the accompanying consolidated statements of operations.

This business combination is considered a tax-free reorganization under Section 368(a) under the Internal Revenue Code.  The Company incurred $245,028 in accounting and legal fees related to the acquisition of CDI.

Bressner Technology GmbH

On October 31, 2018, the Company’s wholly-owned German subsidiary, OSS GmbH, acquired 100% of the outstanding stock of Bressner Technology GmbH, a Germany limited liability company located near Munich, Germany, from its principal owners for cash consideration of €4,725,000 (US$5,374,582) and stock consideration of 106,463 newly-issued restricted shares of the Company’s common stock. The fair value assigned to the shares of common stock was $228,779, which was based upon the closing price of OSS’ stock on October 31, 2018 of $2.47 less a discount of 13.0% for lack of marketability for a two year period.

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

The Company incurred $419,305 in accounting and legal fees related to the acquisition of Bressner.

Definite lived intangible assets related to acquisitions, after revaluation of CDI intangible assets, are as follows, as of September 30, 2019

	Expected Life	Remaining Months	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Customer lists and relationships	36 to 60 months	25 to 47 months	$2,084,515	$(992,556)	$1,091,959
Drawings and Technology	36 months	0 months	760,207	(760,207)	-
Trade name, Trademarks & other	24 to 36 months	11 to 25 months	447,274	(179,485)	267,789
Non-compete	36 months	25 months	246,797	(85,827)	160,970
			$3,538,793	$(2,018,076)	$1,520,717

Definite lived intangibles assets related to acquisitions are as follows, as of December 31, 2018:

	Expected Life	Remaining Months	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Customer lists and relationships	36 to 60 months	7 to 56 months	$3,084,515	$(492,269)	$2,592,246
Drawings and Technology	36 months	7 months	760,207	(622,949)	$137,258
Trade name, Trademarks & other	24 to 36 months	7 to 34 months	457,274	(58,218)	399,056
Non-compete	36 months	32 to 34 months	431,797	(35,100)	396,697
			$4,733,793	$(1,208,536)	$3,525,257

The amortization expense of the definite lived intangible assets for the years remaining is as follows:

2019	2020	2021	2022	2023	Total
$174,526	$683,935	$556,872	$63,231	$42,154	$1,520,717

Amortization expense recognized during the three month periods ended September 30, 2019 and 2018 was $190,970 and $132,883, respectively and $809,540 and $330,203 for the nine month periods ended September 30, 2019 and 2018, respectively.

The amount of revenue and net income (loss) of CDI included in the Company’s consolidated statements of operations for the three month period ended September 30, 2019 was $626,157 and $(313,044), respectively and $1,820,172 and $(2,785,858) for the nine month period ended September 30, 2019.  The amount of revenue and net loss of CDI included in the Company’s consolidated statements of operations for the three month period ended September 30, 2018 was $187,702 and $(65,753), respectively and $187,702 and $(65,753) for the nine month period ended September 30, 2018, respectively.

The amount of revenue and net loss of Bressner included in the Company’s consolidated statements of operations for the three month period ended September 30, 2019 was $5,203,334 and $158,537, respectively, and $13,715,563 and $(1,642) for the nine month period ended September 30, 2019, respectively.

The following unaudited consolidated pro forma information presents the results of operations for the three and nine month periods ended September 30, 2019 and 2018 as if these two acquisitions occurred on January 1, 2018.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue	$14,938,964	$14,466,775	$39,883,099	$37,100,798
Net income (loss)	$544,901	$1,466,393	$(1,994,461)	$(410,840)

Acquisition-related pro forma net income (loss) per share attributable to common stockholders
Basic	$0.03	$0.11	$(0.13)	$(0.03)
Diluted	$0.03	$0.10	$(0.13)	$(0.03)

NOTE 4 – ACCOUNTS RECEIVABLE

Accounts receivable, net consists of the following:

	September 30,	December 31,
	2019	2018
Accounts receivable	$9,114,571	$10,488,396
Unbilled receivables	107,193	65,157
	9,221,764	10,553,553
Less: allowance for doubtful accounts	(13,598)	(13,403)
	$9,208,166	$10,540,150

Unbilled receivables include amounts associated with percentage of completion and milestone billing accounting, which includes cost and gross profit earned in excess of billing, not currently billable due to contractual provisions.  The provision for bad debt expense related to accounts receivable was $2,150 and $3,638 for the three month periods ended September 30, 2019 and 2018, respectively and $495 and $90,793 for the nine month periods ended September 30, 2019 and 2018, respectively.

NOTE 5 – INVENTORIES

Inventories, net consist of the following:

	September 30,	December 31,
	2019	2018
Raw materials	$2,779,299	$2,248,520
Sub-assemblies	1,775,759	1,198,071
Work-in-process	504,908	311,072
Finished goods	3,630,949	3,466,419
	8,690,915	7,224,082
Less: reserves for obsolete and slow-moving inventories	(463,348)	(400,152)
	$8,227,567	$6,823,930

NOTE 6 – PROPERTY AND EQUIPMENT

Property and equipment, net consists of the following:

	September 30,	December 31,
	2019	2018
Computers and computer equipment	$620,342	$609,921
Furniture and office equipment	342,182	211,759
Manufacturing equipment and engineering tools	2,491,656	2,211,080
Leasehold improvements	886,237	163,373
	4,340,417	3,196,133
Less: accumulated depreciation and amortization	(2,270,600)	(1,880,167)
	2,069,817	1,315,966
Construction in progress - facilities	-	197,619
Software implementation in progress - ERP	1,300,942	245,501
	$3,370,759	$1,759,086

During the three month periods ended September 30, 2019 and 2018, the Company incurred $161,935 and $180,658 respectively, and $430,347 and $511,831 for the nine month periods ended September 30, 2019 and 2018, respectively of depreciation and amortization expense related to property and equipment.

NOTE 7 – ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consist of the following:

	September 30,	December 31,
	2019	2018
Accrued compensation and related liabilities	$1,029,577	$1,183,653
Deferred revenue and customer deposits	971,138	1,135,470
Warranty reserve	403,802	416,313
Other accrued expenses	1,164,498	1,195,282
	$3,569,015	$3,930,718

NOTE 8 – DEBT

Bank Lines of Credit

Bressner Technology GmbH has three revolving lines of credit with German institutions totaling €3,300,000 (US$3,599,244).  Borrowing under the lines of credit bear interest at variable rates of Euribor plus a stated rate.  Current rates are between 3.75% and 7.99%.  The lines of credit are guaranteed by the managing director for which the Company has agreed to indemnify Bressner .  Total outstanding balance as of September 30, 2019 was €202,437 (US$220,794).

Notes Payable

In connection with a note payable totaling $250,000 to a third party made in July 2016, the Company issued to the noteholder warrants to purchase shares of the Company’s common stock equal to 20% of the original principal at a price per share equal to $1.78 per share. Accordingly, the Company issued to the noteholder warrants to purchase 28,090 shares of the Company’s common stock at an exercise price of $1.78 per share in July 2016. The relative fair value of the warrants was $24,830.  The relative fair value of warrants was estimated using Black-Scholes with the following weighted-average assumptions: fair value of the Company’s common stock at issuance of $1.78 per share; seven year contractual term; 54% volatility; 0% dividend rate; and a risk-free interest rate of 1.42%.

In April 2019, the Company borrowed $350,000 from three individuals for a two year period at an interest rate of 9.5% which requires the Company to make monthly principal and interest payments of $16,100 per month.  These loans are secured by the assets of the Company.  In connection with these loans, the Company issued to the noteholders warrants to purchase shares of the Company’s common stock equal to 10% of the original principal at a price per share equal to $2.15 per share.  Accordingly, the Company issued to the noteholders warrants to purchase 16,276 shares of the Company’s common stock at an exercise price of $2.15 per share. The relative fair value of each warrant was $0.90.  The relative fair value of warrants was estimated using Black-Scholes with the following weighted-average assumptions: fair value of the Company’s common stock at issuance of $2.15 per share; five year contractual term; 44.60% volatility; 0.0% dividend rate; and a risk-free interest rate of 2.307%.  The total relative fair value of the warrants issued is $14,037.

Bressner Technology GmbH has five term loans outstanding with a total balance outstanding of €1,465,329 (US$1,598,206) as follows:

Bressner entered into a note payable in August 2016, in the amount of €250,000 (US$272,670) which bears interest at 2.125% and matures on September 30, 2020.  The loan is guaranteed by the managing director of Bressner.  Quarterly principal payments of €15,600 (US$17,015) are due at the end of each calendar quarter with remaining balance due at maturity.  The balance outstanding as of September 30, 2019 is €47,200 (US$51,480).

Bressner entered into a note payable in September 2017, in the amount of €400,000 (US$436,272) which bears interest at 2.125% and matures on April 30, 2020.  The loan was guaranteed by the managing director of Bressner.  Quarterly principal payments of €25,000 (US$27,267) are due in January, April, July and November with remaining balance of €175,000 (US$190,869) due at maturity.  The balance outstanding as of September 30, 2019 is €225,000 (US$245,403).

Bressner entered into a note payable in April 2019, in the amount of €500,000 (US$545,340) which bears interest at 2.25% and matures on March 30, 2021 with monthly payments of principal and interest of €21,324 (US$23,258). The balance outstanding as of September 30, 2019 is €393,129 (US$428,779).

Bressner entered into a note payable in September 2019, in the amount of €500,000 (US$545,340) which bears interest at 1.7075.% and matures on September 25, 2020 with a balloon payment of principal and interest of €508,679 (US$545,340).

Bressner entered into a note payable in September 2019, in the amount of €300,000 (US$327,204) which bears interest at 1.65.% and matures on March  24, 2020 with a balloon payment of principal and interest of €301,650 (US$327,204).

Related-Party Notes Payable

In April 2019, the Company borrowed $1,150,000 from three individuals who serve on the Company’s board of directors for a two year period at an interest rate of 9.5% which requires the Company to make monthly principal and interest payments of $52,900 per month.  These loans are secured by the assets of the Company.  In connection with these loans, the Company issued to the noteholders warrants to purchase shares of the Company’s common stock equal to 10% of the original principal at a price per share equal to $2.15 per share.  Accordingly, the Company issued to the noteholders warrants to purchase 53,490 shares of the Company’s common stock at an exercise price of $2.15 per share. The relative fair value of each warrant was $0.90.  The relative fair value of warrants was estimated using Black-Scholes with the following weighted-average assumptions: fair value of the Company’s common stock at issuance of $2.15 per share; five year contractual term; 42.60% volatility; 0.0% dividend rate; and a risk-free interest rate of 2.3067%.  The relative fair value of warrants issued is $46,121.

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

For the three month periods ended September 30, 2019 and 2018, total debt discount amortization was $ 7,520 and $5,959, respectively, and $13,786 and $24,830 for the nine month periods ended September 30, 2019 and 2018, respectively and such amounts are included in interest expense in the accompanying consolidated statements of operations.

Total future payments under notes payable and related-party notes payable as of September 30, 2019 are as follows:

Period Ending September 30,	Related Parties	Third Parties	Foreign	Total	Discount
2020	$570,873	$173,719	$1,461,871	$2,206,463	$(30,079)
2021	358,077	109,262	136,335	603,674	(16,293)
Total minimum payments	928,950	282,981	1,598,206	2,810,137	(46,372)
Current portion of notes payable	(570,873)	(173,719)	(1,461,871)	(2,206,463)	30,079
Notes payable, net of current portion	$358,077	$109,262	$136,335	$603,674	$(16,293)

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

Follow-on Public Offering

On May 15, 2019, the Company filed a Form S-3 prospectus with the Securities and Exchange Commission which became effective on June 19, 2019, and allows the Company to offer up to $100,000,000 aggregate dollar amount of shares of its common stock, preferred stock, debt securities, warrants to purchase its common stock, preferred stock or debt securities, subscription rights to purchase its common stock, preferred stock or debt securities and/or units consisting of some or all of these securities, in any combination, together or separately, in one or more offerings, in amounts, at prices and on the terms that the Company will determine at the time of the offering and which will be set forth in a prospectus supplement and any related free writing prospectus.

On June 26, 2019, the Company filed a prospectus supplement relating to its common stock, par value $0.0001 per share, whereby under the prospectus supplement the Company may offer and sell common stock having an aggregate offering price of up to $10,000,000 through Noble Capital Markets, Inc., (“Noble”) acting as the Company’s agent.  As such, the Company entered into an Equity Distribution Agreement with Noble dated as of June 26, 2019.  As of September 30, 2019, the Company has sold 1,554,832 shares of common stock through this offering for total gross proceeds of $2,700,714, which resulted in net proceeds to us of $2,488,148, after deducting compensation payable to Noble of $55,127 and other expenses of $157,439.  The Equity Distribution Agreement with Noble was terminated on August 26, 2019.

Exercise of Stock Options and Warrants

During the nine month periods ended September 30, 2019, the Company issued 330,300 shares of common stock for proceeds of $29,149 in cash related to the exercise of stock options and warrants.  Of the total shares issued, 273,510 shares of common stock were issued as a cashless exercise of stock options.

Stock Options

A summary of stock option activity under each of the Company’s stock option plans during the nine month period ended September 30, 2019 is as follows:

	Stock Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2019	1,968,747	$1.14	4.56	$1,469,525
Granted	106,000	$2.14	5.25	85,390
Forfeited / Cancelled	(62,000)	$2.04	7.35	57,000
Exercised	(356,669)	$0.41	0.35	905,523
Outstanding at September 30, 2019	1,656,078	$1.33	5.16	$2,779,300
Exercisable at September 30, 2019	1,437,732	$1.12	4.65	$2,663,880
Vested and expected to vest at September 30, 2019	1,650,992	$1.32	5.14	$2,777,298

The following table presents details of the assumptions used to calculate the weighted-average grant date fair value of common stock options granted by the Company:

	For the Nine Months Ended September 30,
	2019	2018
Expected term (in years)	4.65 - 5.87	5.81 - 5.88
Expected volatility	43.7 - 44.4%	45.9 - 46%
Risk-free interest rate	2.30 - 2.49%	2.71 - 2.76%
Weighted average grant date fair value per share	$0.68	1.80
Grant date fair value of options vested	$656,745	$1,387,600
Intrinsic value of options exercised	$905,522	$1,512,110

As of September 30, 2019, the amount of unearned stock-based compensation estimated to be expensed from 2019 through 2029 related to unvested common stock options is $222,601, net of estimated forfeitures. The weighted-average period over which the unearned stock-based compensation is expected to be recognized is 1.68 years.

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

Restricted Stock Units

Restricted stock units may be granted at the discretion of the compensation committee of the Board of Directors under the Company’s 2017 Equity Incentive Plan that was adopted on October 10, 2017 (the “2017 Plan”) in connection with the hiring and retention of personnel and are subject to certain conditions.  Restricted stock units generally vest quarterly or semi-annually over a period of one to three years and are typically forfeited if employment is terminated before the restricted stock unit vest.  The compensation expense related to the restricted stock units is calculated as the fair value of the common stock on the grant date and is amortized to expense over the vesting period and is adjusted for estimated forfeitures.

The Company’s restricted stock unit activity for the nine month period ended September 30, 2019 is as follows:

	Restricted Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at January 1, 2019	173,335	$4.13
Granted	160,000	$2.43
Vested	(116,668)	$3.86
Cancelled	-	$-
Unvested at September 30, 2019	216,667	$3.02

As of September 30, 2019, there was $545,280 of unrecognized compensation cost related to unvested restricted stock units which is expected to be recognized over a weighted average period of 1.65 years.

Stock-based compensation expense for the three and nine month periods ended September 30, 2019 and 2018 was comprised of the following:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Stock-based compensation classified as:	2019	2018	2019	2018
General and administrative	$120,188	$185,624	$357,679	$312,064
Production	18,140	6,595	52,131	13,058
Marketing and selling	15,011	12,460	44,472	23,275
Research and development	11,518	10,167	35,858	26,582
	$164,857	$214,846	$490,140	$374,979

Warrants

The following table summarizes the Company’s warrant activity during the nine month period ended September 30, 2019:

	Number of Warrants	Weighted Average Exercise Price
Warrants outstanding – January 1, 2019	578,996	$4.32
Warrants granted	69,766	$2.15
Warrants exercised	(17,815)	$1.40
Warrants outstanding – September 30, 2019	630,947	$4.16

NOTE 10 – EMPLOYEE BENEFIT PLAN

The Company has a 401(k) retirement plan. Under the terms of the plan, eligible employees may defer up to 20% of their pre-tax earnings, subject to the Internal Revenue Service annual contribution limit. Additionally, the Plan allows for discretionary matching contributions by the Company.  In the nine month periods ended September 30, 2019 and 2018, the matching contributions were 100% of the employee's contribution up to a maximum of 5% of the employee’s annual compensation.  During the three month periods ended September 30, 2019 and 2018, the Company contributed $112,052 and $81,873, respectively, and $284,780 and $234,591 for the nine month periods ended September 30, 2019 and 2018, respectively, to the 401(k) Plan.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Legal

From time to time the Company is subject to various legal claims and proceedings arising in the ordinary course of business.  In the opinion of management, after consultation with legal counsel, the ultimate disposition of any such matters as of September 30, 2019 and December 31, 2018, will not have a materially adverse effect on the consolidated financial position or results of operations of the Company.

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

Leases

The Company leases its offices, manufacturing, and warehouse facility in San Diego County under a non-cancelable operating lease. Our corporate headquarters are in a leased space comprising approximately 24,032 square feet in Escondido, California under a lease that was renewed in August 2018 and expires in August 2024.  The Company also leases a 3,208 square foot facility in Salt Lake City, Utah that houses our Ion software development team. The Company is the lessee of a leased space comprising approximately 12,000 square feet located in Irvine, California with the lease expiring in September 2021.  Bressner Technology GmbH, which was acquired in October 2018, leases space comprising 8,073 square feet which lease expires in December 2019.

For the three month periods ended September 30, 2019 and 2018, rent expense was $154,029 and $163,392, respectively.  For the nine month periods ended September 30, 2019 and 2018, rent expense was $493,045 and $459,953, respectively.

NOTE 12 – RELATED PARTY TRANSACTIONS

The Company has engaged an advertising firm whose president is a member of the Board of Directors of the Company. Amounts paid to this company are included in marketing and selling expense in the accompanying consolidated statements of operations and for the three month periods ended September 30, 2019 and 2018, totaled $6,000 and $9,000, respectively and for the nine month periods ended September 30, 2019 and 2018, totaled $28,006 and $25,000, respectively.

The Company has appointed certain stockholders to the Board of Directors.  Director fees paid by the Company, including stock-based compensation, for the three month periods ended September 30, 2019 and 2018 totaled $29,533 and $26,392, respectively, and for the nine month periods ended September 30, 2019 and 2018 totaled $130,982 and $126,859, respectively which is included in general and administrative expenses in the accompanying consolidated statements of operations.

The Company has engaged a related-party law firm (a principal of that firm owns shares in the Company) to provide legal services. Legal fees paid to this firm are included in general and administrative expenses in the accompanying consolidated statements of operations for the three month periods ended September 30, 2019 and 2018 totaled $12,000 and $154,088, respectively and $30,000 and $196,178 for the nine month periods ended September 30, 2019 and 2018, respectively.

The Company has engaged an IT network support firm whose owner is an employee of the Company.  Fees paid to this firm are included in general and administrative expense in the accompanying consolidated statements of operations for the three month periods ended September 30, 2019 and 2018 totaled $516 and $2,866, respectively and $1,692 and $9,357 for the nine month periods ended September 30, 2019 and 2018, respectively.

Interest expense on all related-party notes payable for the three month periods ended September 30, 2019 and 2018 totaled $23,545 and $0, respectively and $46,768 and $16,599, for the nine month periods ended September 30, 2019 and 2018, respectively.

Effective August 1, 2016, the Company entered into a management services agreement with a company owned by the former Chief Executive Officer of Magma.  The agreement calls for payments of $180,000 per year for the first two years paid in monthly installments.  In year three, the amount is reduced to $37,500 for the year paid in monthly installments.  Additionally, the Company granted 30,000 options in conjunction with execution of this agreement.  Payments for the three month periods ended September 30, 2019 and 2018 were $3,125 and $21,250, respectively and $21,875 and $111,250 for the nine month periods ended September 30, 2019 and 2018, respectively.

NOTE 13 – NET INCOME (LOSS) PER SHARE

Basic and diluted net income (loss) per share was calculated as follows for the three and nine month periods ended September 30, 2019 and 2018:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Basic and diluted net income (loss) per share attributable to common stockholders:
Numerator:
Net income (loss) attributable to common stockholders	$544,901	$1,281,290	$(1,994,461)	$(1,015,950)
Denominator:
Weighted average common shares outstanding - basic	15,777,158	13,208,864	14,825,351	12,052,175
Effect of dilutive securities	613,048	1,340,490	-	-
Weighted average common shares outstanding - diluted	16,390,206	14,549,354	14,825,351	12,052,175
Net income (loss) per common share attributable to common stockholders:
Basic	$0.03	$0.10	$(0.13)	$(0.08)
Diluted	$0.03	$0.09	$(0.13)	$(0.08)

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

The carrying value of financial instruments including cash and cash equivalents accounts receivable and accounts payable and accrued expenses, lines of credit, and other liabilities approximate fair value due to the short-term nature of these instruments.  Assets and liabilities assumed in the acquisition of  the Ion software, Concept Development Inc., and Bressner Technology GmbH were recorded at fair value based upon the Company’s market assumptions which approximated carrying value (except for acquired intangible assets – Note 3) due to the short-term nature of the instruments.  The carrying amounts of existing lines of credit and notes payable approximate their fair values at the stated interest rates and are reflective of the prevailing market rates.

NOTE 15 – SEGMENT AND GEOGRAPHIC INFORMATION

The Company operates in three reportable segments: the design and manufacture of high-performance customized computers and flash arrays, in-flight entertainment & connectivity and value-added reseller with minimal customization. The Company evaluates financial performance on a company-wide basis.

Segment detail for the three and nine month periods ended September 30, 2019 and 2018 is as follows:

	For The Three Month Period Ended September 30, 2019				For The Three Month Period Ended September 30, 2018
	OSS	CDI	Bressner	Total	OSS	CDI	Bressner	Total
Revenues	$9,109,473	$626,157	$5,203,334	$14,938,964	$9,445,636	$187,702	$-	$9,633,338
Cost of revenues	(5,590,094)	(347,498)	(3,971,453)	(9,909,045)	(6,295,810)	(167,417)	-	(6,463,227)
Gross profit	3,519,379	278,659	1,231,881	5,029,919	3,149,826	20,285	-	3,170,111
Gross profit %	38.6%	44.5%	23.7%	33.7%	33.3%	10.8%		32.9%

Total operating expenses	3,178,504	552,284	879,574	4,610,362	3,363,974	86,195	-	3,450,169
Income (loss) from operations	$340,875	$(273,625)	$352,307	$419,557	$(214,148)	$(65,910)	$-	$(280,058)

	For The Nine Month Period ended September 30, 2019				For The Nine Month Period ended September 30, 2018
	OSS	CDI	Bressner	Total	OSS	CDI	Bressner	Total
Revenues	$24,347,364	$1,820,172	$13,715,563	$39,883,099	$22,458,013	$187,702	$-	$22,645,715
Cost of revenues	(15,031,188)	(1,410,942)	(10,586,269)	(27,028,399)	(15,455,140)	(167,417)	-	(15,622,557)
Gross profit	9,316,176	409,230	3,129,294	12,854,700	7,002,873	20,285	-	7,023,158
Gross profit %	38.3%	22.5%	22.8%	32.2%	31.2%	10.8%		31.0%

Total operating expenses	9,559,413	3,144,236	2,744,182	15,447,831	9,037,468	86,195	-	9,123,663
Income (loss) from operations	$(243,237)	$(2,735,006)	$385,112	$(2,593,131)	$(2,034,595)	$(65,910)	$-	$(2,100,505)

Revenue from customers with non-U.S. billing addresses represented approximately 60% and 49% of the Company’s revenue during the three month periods ended September 30, 2019 and 2018, respectively and 63% and 49% for the nine month periods ended September 30, 2019 and 2018, respectively

As of September 30, 2019, substantially all the Company’s long-lived assets were located in the United States of America with the exception of assets of $283,717 located in Germany.

NOTE 16 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events after the consolidated balance sheet dated as of September 30, 2019 through the date of filing of this quarterly report.  Based upon the Company’s evaluation, management has determined that, other than as disclosed in the accompanying notes, no subsequent events have occurred that would require recognition in the accompanying consolidated financial statements or disclosure in the notes thereto.

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

Concept Development, Inc. focuses on engineering innovative products and solutions that enhances success for our clients in their design, manufacturing and life support cycle, with in-flight entertainment and connectivity of their processes enabling efficiencies and cost savings.

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

Results of Operations

Results of operations for the three and nine month periods ended September 30, 2019 and 2018 include the following businesses from the date of their acquisition:  Magma, SkyScale, which began operations in April 2017 and ceased operations on December 31, 2018, the purchase of the Ion assets from Western Digital on July 1, 2017, Concept Development Inc., which was acquired on August 31, 2018, and Bressner Technology GmbH, which was acquired on October 31, 2018.

Accordingly, the periods presented below are not directly comparable.  After the completion of four quarters, these businesses for both revenue and expense reporting will be treated as organic operating activity for current and comparable historical periods.

The following tables set forth our results of operations for the three and nine month periods ended September 30, 2019 and 2018 respectively, presented in dollars and as a percentage of net revenue.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue	$14,938,964	$9,633,338	$39,883,099	$22,645,715
Cost of revenue	9,909,045	6,463,227	27,028,399	15,622,557
Gross margin	5,029,919	3,170,111	12,854,700	7,023,158
Operating expenses:
General and administrative	2,190,003	1,558,930	8,165,415	3,729,530
Marketing and selling	1,383,965	996,495	3,758,901	2,567,984
Research and development	1,036,394	894,744	3,523,515	2,826,149
Total operating expenses	4,610,362	3,450,169	15,447,831	9,123,663
Income (loss) from operations	419,557	(280,058)	(2,593,131)	(2,100,505)
Other income (expense):
Interest expense	(52,182)	(160)	(111,463)	(55,821)
Other income (expense), net	126,475	(25,519)	115,243	96,520
Total other income (expense), net	74,293	(25,679)	3,780	40,699
Income (loss) before income taxes	493,850	(305,737)	(2,589,351)	(2,059,806)
Benefit for income taxes	(51,051)	(1,447,561)	(594,890)	(674,809)
Net income (loss)	$544,901	$1,141,824	$(1,994,461)	$(1,384,997)
Net loss attributable to noncontrolling interest	$-	$(139,466)	$-	$(369,047)
Net income (loss) attributable to common stockholders	$544,901	$1,281,290	$(1,994,461)	$(1,015,950)

	For The Three Month Periods Ended September 30,		For The Nine Month Periods Ended September 30,
	2019	2018	2019	2018
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	66.3%	67.1%	67.8%	69.0%
Gross margin	33.7%	32.9%	32.2%	31.0%
Operating expenses:
General and administrative	14.7%	16.2%	20.5%	16.5%
Marketing and selling	9.3%	10.3%	9.4%	11.3%
Research and development	6.9%	9.3%	8.8%	12.5%
Total operating expenses	30.9%	35.8%	38.7%	40.3%
Income (loss) from operations	2.8%	-2.9%	-6.5%	-9.3%
Other income (expense):
Interest expense	-0.3%	0.0%	-0.3%	-0.2%
Other income (expense), net	0.8%	-0.3%	0.3%	0.4%
Total other income (expense), net	0.5%	-0.3%	0.0%	0.2%
Income (loss) before income taxes	3.3%	-3.2%	-6.5%	-9.1%
Benefit for income taxes	-0.3%	-15.0%	-1.5%	-3.0%
Net income (loss)	3.6%	11.9%	-5.0%	-6.1%
Net loss attributable to noncontrolling interest	0.0%	-1.4%	0.0%	-1.6%
Net income (loss) attributable to common stockholders	3.6%	13.3%	-5.0%	-4.5%

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

	For The Three Month Periods Ended September 30,		For The Nine Month Periods Ended September 30,
	2019	2018	2019	2018
Net income (loss) attributable to common stockholders	$544,901	$1,281,290	$(1,994,461)	$(1,015,950)
Depreciation and amortization	352,905	313,541	1,239,887	842,034
Amortization of debt discount	7,520	-	13,786	24,830
Amortization of deferred gain	(12,359)	(54,184)	(45,316)	(111,859)
Impairment of goodwill	-	-	1,988,701	-
Stock-based compensation expense	164,857	214,846	490,140	374,979
Interest expense	52,182	160	111,463	55,821
Interest income	(112,159)	-	(125,847)	-
Acquisition expenses	-	305,574	-	306,741
Provision (benefit) for income taxes	(51,051)	(1,447,561)	(594,890)	(674,809)
Adjusted EBITDA	$946,796	$613,666	$1,083,463	$(198,213)

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

The following table sets-forth Non-GAAP income (loss) attributable to common stockholders and basic and diluted earnings per share:

	For The Three Month Periods Ended September 30,		For The Nine Month Periods Ended September 30,
	2019	2018	2019	2018
Net income (loss) attributable to common stockholders	$544,901	$1,281,290	$(1,994,461)	$(1,015,950)
Amortization of intangibles	190,970	132,883	809,540	330,203
Impairment of goodwill	-	-	1,988,701	-
Stock-based compensation expense	164,857	214,846	490,140	374,979
Non-GAAP net income (loss) attributable to common stockholders	$900,728	$1,629,019	$1,293,920	$(310,768)

Non-GAAP net income (loss) per share attributable to common stockholders:
Basic	$0.06	$0.12	$0.09	$(0.03)
Diluted	$0.05	$0.11	$0.08	$(0.03)
Weighted average common shares outstanding:
Basic	15,777,158	13,208,864	14,825,351	12,052,175
Diluted	16,390,206	14,549,354	15,438,400	12,052,175

Free Cash Flow

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

	For the Nine Months Ended September 30,		Change
Cash flow:	2019	2018
Cash provided by (used in) operating activities	$388,347	$(5,134,965)	$5,523,312
Capital expenditures	(2,061,762)	(80,474)	(1,981,288)
Free cash flow	$(1,673,415)	$(5,215,439)	$3,542,024

Comparison of the three and nine month periods ended September 30, 2019 and 2018

Revenues, Cost of Revenues and Gross Margin:

	For the Three Months Ended September 30, 2019				For the Three Months Ended September 30, 2018
Entity:	Revenue	Cost of Revenue	Gross Margin	Gross Margin %	Revenue	Cost of Revenue	Gross Margin	Gross Margin %
OSS - (inclusive of SkyScale)	$9,109,473	$(5,590,094)	$3,519,379	38.6%	$9,445,636	$(6,295,810)	$3,149,826	33.3%
Concept Development Inc.	626,157	(347,498)	278,659	44.5%	187,702	(167,417)	20,285	10.8%
Bressner Technology GmbH	5,203,334	(3,971,453)	1,231,881	23.7%	-	-	-	0.0%
	$14,938,964	$(9,909,045)	$5,029,919	33.7%	$9,633,338	$(6,463,227)	$3,170,111	32.9%

	For the Nine Months Ended September 30, 2019				For the Nine Months Ended September 30, 2018
Entity:	Revenue	Cost of Revenue	Gross Margin	Gross Margin %	Revenue	Cost of Revenue	Gross Margin	Gross Margin %
OSS - (inclusive of SkyScale)	$24,347,364	$(15,031,188)	$9,316,176	38.3%	$22,458,013	$(15,455,140)	$7,002,873	31.2%
Concept Development Inc.	1,820,172	(1,410,942)	409,230	22.5%	187,702	(167,417)	20,285	10.8%
Bressner Technology GmbH	13,715,563	(10,586,269)	3,129,294	22.8%	-	-	-	0.0%
	$39,883,099	$(27,028,399)	$12,854,700	32.2%	$22,645,715	$(15,622,557)	$7,023,158	31.0%

Revenue

For the three month period ended September 30, 2019, total revenue increased $5,305,626 or 55.0%, as compared to the same period in 2018. The increase in revenue was primarily driven by revenue from acquisitions which provided $5,641,789 of which Bressner contributed $5,203,334 or 54.0 percentage points and CDI contributed $438,455 or 4.5 percentage points of the total increase in revenue.  OSS saw a decrease in revenue of $(336,163) or (3.5) percentage points as compared to same period in the prior year.  The majority of the decrease in organic revenue is attributable to reduced shipments associated with our flash arrays on our airborne military contracts.

For the nine month period ended September 30, 2019, total revenue increased $17,237,383 or 76.1%, as compared to the same period in 2018. The increase in revenue was primarily driven by revenue from acquisitions which provided $15,348,034 of which Bressner contributed $13,715,563 or 60.5 percentage points and CDI contributed $1,632,471 or 7.2 percentage points of the total increase in revenue.  OSS saw an increase in revenue of $2,028,404 or 9.0 percentage points as compared to same period in the prior year.  The majority of this increase is attributable to shipments associated with our flash arrays on our airborne military flash contract as well as improvements in our sales of media and entertainment products.  There was also a small decrease of $(139,054) or a decrease of (0.6) percentage points attributable to SkyScale which has been dissolved.

Cost of revenue and gross margin

Cost of revenue increased by $3,445,818 or 53.3%, for the three month period ended September 30, 2019 as compared to the same period in 2018. The increase in cost of revenue was primarily driven by cost of revenue from acquisitions which contributed $4,151,534 of which Bressner contributed $3,971,453 or 61.4 percentage points and CDI contributed $180,081 or 2.8 percentage points of the total increase in cost of revenue.  OSS saw a reduction in cost of revenue of $(705,716) or (10.9) percentage points as compared to same period in the prior year.  Much of this change is attributable to a write-down in inventory of $586,473 that occurred in the same period of the previous year that was not repeated in the current year period.

The overall gross margin percentage increased from 32.9% for the three month period ended September 30, 2018 to 33.7% for the three month period ended September 30, 2019, an increase of 0.8 percentage points.  OSS gross margin percentage for the three month period ended September 30, 2019 was 38.3%, which was 7.1 percentage points more in comparison to the prior year period of 31.2%.  The 7.1 percentage point increase is attributable to a change in mix attributable to higher sales of our flash array systems. CDI contributed gross margin at a rate of 44.5%, while Bressner contributed gross margin at a rate of 23.7%.

Cost of revenue increased by $11,405,842 or 73.0%, for the nine month period ended September 30, 2019 as compared to the same period in 2018. The increase in cost of revenue was primarily driven by cost of revenue from acquisitions which contributed $11,829,794 of which Bressner contributed $10,586,269 or 67.8 percentage points and CDI contributed $1,243,525 or 8.0 percentage points of the total increase in cost of revenue.  OSS saw a minor increase in cost of revenue of $71,518 or 0.4 percentage points as compared to same period in the prior year.  This minimal increase is attributable to the write-down in inventory of $957,693 that occurred in the same period of the previous year that was not repeated in the current year period.  There was also a decrease of $(495,470) or a decrease of (3.2) percentage points attributable to SkyScale which has been dissolved.

The overall gross margin percentage increase from 31.0% for the nine month period ended September 30, 2018 to 32.2% for the nine month period ended September 30, 2019, an increase of 1.2 percentage points.  OSS gross margin percentage for the nine month period ended September 30, 2019 was 38.3%, which was 5.3 percentage points more in comparison to the prior year period of 33.0%.  The 5.3 percentage point increase is attributable to change in mix attributable to higher sales of our flash array systems. CDI contributed gross margin at a rate of 22.5% due to cost overruns on fixed price contracts during the first quarter of 2019, while Bressner contributed gross margin at a rate of 22.8%.

Operating expenses

General and administrative expense

General and administrative expense increased $631,073 or 40.5%, for the three month period ended September 30, 2019 as compared to same period in 2018.  The increase in general and administrative expenses is primarily attributable to acquisitions which contributed $891,040 of which Bressner contributed $506,174 or 80.2% and CDI contributed $384,866 or 61.0% of the total increase in cost of revenue.  OSS saw a reduction in these costs of $(259,967) or a decrease of (41.2%) of the total annual increase in these expenses. Much of this decrease for OSS was the non-recurring costs of acquisition expenses of $305,574 which were incurred in the comparative period in the prior year.  Overall general and administrative expenses decreased as a percentage of revenue to 14.7% during the three month periods ended September 30, 2019 as compared to 16.2% during the same period in 2018.

General and administrative expense increased $4,435,886 or 118.9%, for the nine month period ended September 30, 2019 as compared to same period in 2018.  OSS contributed an additional $505,526 or 11.4% of the total annual increase in these expenses.  The increase in general and administrative expense for OSS increased primarily due to third party service costs associated with being a public company which includes legal and accounting costs, insurance, listing fees and reporting and compliance costs and employee costs. These increases of expenses were offset by a reduction of non-recurring costs of acquisition expenses of $306,741 which were incurred in the comparative period of the prior year. There was a reduction of $(290,579) or (6.5%) as a result of the dissolution of SkyScale.  CDI contributed $2,682,184 or 60.4% of which $1,988,701 is attributable to impairment of goodwill due to a short-fall in the actual overall financial performance of CDI as compared to plan, a recurring need for working capital, and a decrease in the Company’s stock price.  Bressner contributed $1,538,755 or 34.7% of the total annual increase.  Overall general and administrative expenses increased as a percentage of revenue to 20.1% during the nine month periods ended September 30, 2019 as compared to 16.5% during the same period in 2018.

Marketing and selling expense

Marketing and selling expense increased $387,470 or 38.9% during the three month periods ended September 30, 2019 as compared to the same period in 2018.  The increase in marketing and selling expenses is primarily attributable to acquisitions which contributed $416,323 of which Bressner contributed $275,965 or 71.2% and CDI contributed $140,358 or 36.2% of the total increase.  OSS had a modest decrease of $(28,853) or (7.5%) of the total change in these expenses.  Overall, total marketing and selling expense decreased as a percentage of revenue to 9.3% during the three month period ended September 30, 2019 as compared to 10.3% during the same period in 2018.

Marketing and selling expense increased $1,190,917 or 46.4% during the nine month periods ended September 30, 2019 as compared to the same period in 2018.  OSS had an increase of $261,816 or 18.2% of the total increase.  There was a reduction in marketing and selling expense of $(105,500) or (8.9%) as a result of the dissolution of SkyScale.  CDI’s marketing expense for the nine month period ended September 30, 2019 increased $159,162 or 13.4%, and Bressner contributed $920,439 or 77.3% of the total annual increase.  Overall, total marketing and selling expense decreased as a percentage of revenue to 9.4% during the nine month period ended September 30, 2019 as compared to 11.3% during the same period in 2018.

Research and development expense

Research and development expense increased by $141,650 or 15.8% during the three month period ended September 30, 2019 as compared to same period in 2018.  OSS saw an increase of $103,350 or 72.9%.  The increase was largely driven by increased employee compensation costs.  CDI saw a reduction of $(59,135) or (41.7%), while Bressner contributed $97,435 or 68.8% of the annual increase for 2019. Overall, total research and development expense decreased as a percentage of revenue to 6.9% during the three month period ended September 30, 2019 as compared to 9.3% during the same period in 2018.

Research and development expense increased by $697,366 or 24.7% during the nine month period ended September 30, 2019 as compared to same period in 2018.  OSS saw an increase of $195,683 or 28.0%. The increase was largely driven by increased employee compensation costs.  CDI contributed $216,695 or 31.1% of the annual increase while Bressner contributed $284,988 or 40.9% of the annual increase for 2019. Overall, total research and development expense decreased as a percentage of revenue to 8.8% during the nine month period ended September 30, 2019 as compared to 12.5% during the same period in 2018.

Interest expense

Interest expense increased $52,022 for the three month period ended September 30, 2019 as compared to same period in 2018, as the outstanding debt associated with OSS which was outstanding as of September 30, 2018, was paid down in its entirety with proceeds from its public offering.  On April 4, 2019, the Company borrowed $1,500,000 from individuals and related parties at an annual interest rate of 9.5%, additionally, warrants of 10% of the value of the borrowing were also granted.  The fair value of the warrants is amortized over the life of the loans and such costs are included as interest expense.  On October 31, 2018, the Company acquired Bressner which has lines of credit and certain term loans outstanding and as a result incurred interest charges of $8,903.

Interest expense increased $55,641 or near 100% for the nine month period ended September 30, 2019 as compared to same period in 2018, as the outstanding debt associated with OSS which was outstanding as of September 30, 2018, was paid down in its entirety with proceeds from its public offering.  On April 4, 2019, the Company borrowed $1,500,000 from individuals and related parties at an annual interest rate of 9.5%, additionally, warrants of 10% of the value of the borrowing were also granted.  The fair value of the warrants is amortized over the life of the loans and such costs are included as interest expense.  On October 31, 2018, the Company acquired Bressner which has a line of credit and certain term loans outstanding and as a result incurred interest charges of $17,827.

Other income (expense), net

Other income (expense), for the three month period ended September 30, 2019 resulted in income of $126,475 as compared to net expenses of $25,519 in the same period in 2018. The most significant contributing component for the current quarter was interest revenue of $112,159 earned on deposits and interest earned on outstanding customer invoices that were on extended terms that were subsequently collected.  Also, during the period the Company recognized income $13,655 in foreign currency transactions gains.

Other income (expense), for the nine month period ended September 30, 2019 resulted in income of $115,243 as compared to $96,520 in the same period in 2018.  During the nine month period, OSS earned interest revenue of $125,847 earned on deposits, and interest earned on outstanding customer invoices that were on extended terms that were subsequently collected.  Also, during the period the Company recognized losses of $11,202 in foreign currency transactions losses.  In the prior year, OSS had other income attributable to settlement of certain outstanding obligations which did not occur in the current year.

Provision for income taxes / Income tax benefits

We have recorded an income tax benefit of $51,051 and $594,890, respectively, for the three and nine month periods ended September 30, 2019 as compared to tax benefits of $1,447,561 and $674,809, respectively for the same periods in 2018.  This benefit is attributable to projected annual taxable income for 2019 with a projected tax rate of 58.7%.  The projected effective tax rate for the quarter differs from the statutory rate mainly due to permanent non-deductible goodwill amortization for Bressner Technology GmbH, income from the Global Intangible Low-Taxed Income inclusion, as well as projecting federal, foreign and state tax liabilities for the year.

In determining the periodic income tax expense, GAAP requires us to forecast our annual effective income tax rate (“AETR”) for the years December 31, 2019 and 2018.  Based on management’s projections, the Company expected income tax benefits related to research and development credits and equity compensation benefits to exceed our pretax earnings in 2019 and 2018.

Liquidity and capital resources

During the nine month period ended September 30, 2019, our primary sources of liquidity came from existing cash and third party borrowings. In addition to expected cash generated from operations, certain members of the Company’s Board of Directors have executed definitive agreements to commit funds of up to $4,000,000 as a credit facility, of which, the Company has borrowed $1,500,000 from members of the Board of Directors and multiple parties for operations, facility expansion and ERP implementation.  The Company is also developing plans for cost containment to ensure that liquidity will be sufficient to meet our cash requirements for current operations through at least a period of the next twelve months. Additionally, the Company, through Bressner Technology GmbH, received lines of credit of €2,700,000 during the period and received term loans in the amount of €1,300,000.

On May 15, 2019, the Company filed a Form S-3 prospectus with the Securities and Exchange Commission which became effective on June 19, 2019, and allows the Company to offer up to $100,000,000 aggregate dollar amount of shares of its common stock or preferred stock, debt securities, warrants to purchase its common stock, preferred stock or debt securities, subscription rights to purchase its common stock, preferred stock or debt securities and/or units consisting of some or all of these securities, in any combination, together or separately, in one or more offerings, in amounts, at prices and on the terms that the Company will determine at the time of the offering and which will be set forth in a prospectus supplement and any related free writing prospectus.

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

As of September 30, 2019, the Company sold 1,554,832 shares of common stock through this offering for total gross proceeds of $2,700,714, which resulted in net proceeds to us of $2,488,148, after deducting compensation payable to Noble of $55,127 and other expenses of $157,439.  The Equity Distribution Agreement was terminated on August 26, 2019.

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

The following table summarizes our cash flows for the nine month periods ended September 30, 2019 and 2018:

	For the Nine Months Ended September 30,
Cash flows:	2019	2018
Net cash provided by (used in) operating activities	$388,347	$(5,134,965)
Net cash used in investing activities	$(2,060,712)	$(553,149)
Net cash provided by financing activities	$3,659,731	$12,559,625

Operating Activities

During the nine month period ended September 30, 2019 we generated $388,347 in cash from operating activities, an increase in cash of $5,523,312 when compared to the cash used in operating activities of $5,134,965 during the same period in 2018. The increase in cash provided by operating activities was primarily a result of a reduction in working capital requirements of $3,750,572, an increase in net loss of $(978,511), which was offset by an increase in non-cash adjustments of $2,695,695.  Non-cash adjustments include increases of $3,039,469 comprised of the loss attributable to noncontrolling interest, deferred benefit for income taxes, unrealized gain on foreign currency transactions, impairment of goodwill, warranty reserves, amortization of deferred gain, depreciation and amortization and stock-based compensation expense.  These increases were offset by $(343,774) in decreases in non-cash adjustments attributable to, gain on disposal of property and equipment, provision for bad debt, inventory reserves, and amortization of debt discount.

Working capital requirements decreased overall by $3,806,128.  The sources of working capital of $5,383,371 were attributable to reductions in accounts receivable, prepaids and other assets, and increases in accounts payable for the comparable period.  These sources were offset by uses of working capital due to increased inventory levels and reduced accrued expenses and other liabilities of $1,577,243.

Our ability to generate cash from operations in future periods will depend in large part on our profitability, the rate and timing of collections of our accounts receivable, our inventory turns and our ability to manage other areas of working capital including accounts payable.

Investing Activities

During the nine month period ended September 30, 2019, we used cash of $2,060,712 in investing activities as compared to $553,149 used during the same period in 2018, an increase of $1,507,563. The net increase is primarily due to tenant improvements to our headquarter facility and software costs and external consulting costs associated with the implementation of our ERP system with the anticipation for completion yearend 2019.  The renovation and expansion of our facility is complete.  As such, excluding these two major projects, we do not anticipate any other significant purchases of equipment beyond that which is anticipated for use in the normal course of our core business activity.

Financing Activities

During the nine month periods ended September 30, 2019, we generated $3,659,731 from financing activities as compared to the cash generated of $12,559,625 during the same period in 2018.  During the nine month period ended September 30, 2019, we raised $1,500,000 from individuals and related parties through the issuance of notes payable that bear interest at an annual rate of 9.5% and are repaid through 24 months monthly installments.  Additionally, during the most recent quarter, the Company sold 1,554,832 shares of common stock for total gross proceeds of $2,700,714, which after commissions to brokers and other expenses resulted in net proceeds to us of $2,488,148.  The Company also received proceeds of $29,149 from the exercise of warrants and stock options.

Bressner increased borrowing under its lines of credit for the purchase of inventories and also borrowed funds through term loans at interest rates of 2.125% - 2.150% that are repaid through monthly installments of up to 24 months.

During nine month period ended September 30, 2018, the Company received proceeds from the sale of common stock in our initial public offering of $19,500,000 which was offset by our stock issuance costs for commissions and third party professional services.  We also received $64,454 from the exercise of warrants and stock options.  With the proceeds from our initial public offering we paid off our line of credit and retired all outstanding debt obligations.

Contractual obligations and commitments

The following table sets forth our non-cancellable contractual obligations as of September 30, 2019.

Contractual Obligations:	Total	Less than 1 year	1-3 years	3-5 years	More than 5 Years
Notes payable	$2,810,136	$2,206,463	$603,673	$-	$-
Operating leases	1,957,458	608,577	1,057,747	291,134	-
Total	$4,767,594	$2,815,040	$1,661,420	$291,134	$-

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

Stockholder transactions

Effective August 1, 2016, we entered into a management services agreement with a company owned by the former Chief Executive Officer of Magma.  The agreement calls for payments of $180,000 per year for the first two years paid in monthly installments.  In year three the amount is reduced to $37,500 for the year paid in monthly installments.  Additionally, we granted 30,000 options in conjunction with execution of this agreement.  Payments for the three month periods ended September 30, 2019 and 2018 were $3,125 and $21,250, respectively and $21,875 and $111,250 for the nine month periods ended September 30, 2019 and 2018, respectively. Such management services agreement has been now fully completed.

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

Stock-Based Compensation

We measure and recognize compensation expense for all stock-based awards granted to our employees and other service providers, including stock options granted under the 2017 Plan and 2015 Stock Option Plan that was approved in December 2015 (the “2015 Plan”), based on the estimated fair value of the award. We use the Black-Scholes option pricing model to estimate the fair value of stock option awards granted under the 2017 Plan and 2015 Plan. We recognize the fair value of stock options granted under the 2017 Plan and 2015 Plan as stock-based compensation on a straight line basis over the requisite service period. We record expense net of anticipated forfeitures and adjust the annual expense based upon actual experience.

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

Concentration of credit risk

Financial instruments that potentially expose us to concentrations of credit risk consist principally of cash, cash equivalents and accounts receivable. We place our cash and cash equivalents with financial institutions with high credit quality. At September 30, 2019 and December 31, 2018, we had $3,300,966 and $2,272,256 respectively, of cash and cash equivalents on deposit or invested with our financial and lending institutions.

We provide credit to our customers in the normal course of business. We perform ongoing credit evaluations of our customers’ financial condition and limit the amount of credit extended when deemed necessary.

Foreign currency risk

We operate primarily in the United States.  Foreign sales of products and services are primarily denominated in U.S. dollars.  We also conduct business outside the United States through our foreign subsidiary in Germany, where business is largely transacted in non-U.S. dollar currencies particularly the Euro, which is subject to fluctuations due to changes in foreign currency exchange rates.   Accordingly, we are subject to exposure from changes in the exchange rates of local currencies. Foreign currency transaction gains and losses are recorded in other income (expense), net in the consolidated statements of operations

OSS GmbH operates as an extension of OSS’ domestic operations and acquired Bressner Technology GmbH in October 2018.  The functional currency of OSS GmbH is the Euro. Transactions denominated in currencies other than the functional currency are remeasured to the functional currency at the average exchange rate in effect during the period.  At the end of each reporting period, monetary assets and liabilities are translated using exchange rates in effect at the balance sheet date. Non-monetary assets and liabilities are remeasured at historical exchange rates. Consequently, changes in the exchange rates of the currencies may impact the translation of the foreign subsidiaries’ statements of operations into U.S. dollars, which may in turn affect our consolidated statement of operations. The resulting foreign currency translation adjustments are recorded as a separate component of accumulated other comprehensive income in the consolidated statement of comprehensive income.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2019, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Company Name

Date: November 7, 2019	By:	/s/ Steve Cooper
Steve Cooper
Chief Executive Officer and President (Principal Executive Officer)

Date: November 7, 2019	By:	/s/ John W. Morrison Jr.
John W. Morrison Jr.
Chief Financial Officer (Principal Financial and Accounting Officer)