Form 10-K
period 2019-12-31
ONE STOP SYSTEMS, INC.
filed 2020-03-26
CIK 1394056

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

(877) 438-2724

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	OSS	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of June 28, 2019, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $18,973,168, based on the closing price of the registrant’s common stock on The Nasdaq Capital Market of $1.71 per share.

As of February 29, 2020, the registrant had 16,459,457  shares of common stock (par value $0.0001) outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:  None

One Stop Systems, Inc.

FORM 10-K

For the Fiscal Year Ended December 31, 2019

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

On our internet website, http://www.onestopsystems.com, we post the following recent filings as soon as reasonably practicable after they are electronically filed with or furnished to the SEC: our annual reports on Form 10-K, our quarterly reports on Form 10-Q our current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act.  The information in or accessible through the SEC and our website are not incorporated into, and are not considered part of, this filing. Further, our references to the URLs for these websites are intended to be inactive textual references only.

PART I

ITEM 1. BUSINESS.

Overview

One Stop Systems (OSS) designs, manufactures and markets specialized high-performance computing modules and systems targeting edge deployments.  These specialized computers incorporate state-of-the art components and allow our customers to offer high-end computing capabilities (often embed within their equipment) to their target markets. Edge computing is when data is processed/analyzed on devices, that is, at the edge of the network, rather than in the cloud itself.  Factors such as increase in load on the cloud infrastructure globally and rise in number of intelligent applications are the major factors driving the growth of the edge computing market.  Our customer applications often require connection to a wide array of data sources and sensors, ultra-fast processing power and the ability to quickly access and store large and ever-growing data sets at their location not in the cloud. This equipment requires datacenter class performance optimized for deployment at the edge. We are uniquely positioned as a specialized provider for the high-end of this marketplace providing custom servers, data acquisition platforms, compute accelerators, solid-state storage arrays, system IO expansion systems as well as edge optimized industrial and panel PCs, tablets and handheld compute-devices. We deliver this high-end technology to our customers through the sale of equipment and embedded software.

The worldwide high-performance computing (HPC) market is expected to grow from $39 billion in 2019 to $50 billion by 2023, representing a compound annual growth rate (CAGR) of 7% while the overall edge computing market is forecasted to grow to $28.8 billion by 2025 with a compound annual growth rate of over 50% (Grandview research, “Edge Computing Market Size,” June 2019). We are establishing a leading position as a provider of specialized servers, compute accelerators and flash storage arrays to the high-end of this growing marketplace targeting edge deployments.  OSS estimates the high-performance specialized segment at the intersection of HPC and the edge computing market will be greater than $2 billion in 2023.  It is OSS’s objective to be the leading vendor and technology innovator in this targeted market segment.

Through our AI on the Fly ® initiative, we are delivering innovative specialized high-performance edge computing building blocks and platforms used by our customers to develop products for scientists, engineers, creators and other professionals.  These professional’s mission critical applications capture and store data and quickly, securely, and cost effectively transform it into actionable intelligence at the edge.

High-performance computing applications are moving beyond the traditional academic and scientific realms to broad application across the spectrum of vertical markets. These applications include computationally intense areas like artificial intelligence (AI), deep learning, media and entertainment, test and measurement, medical imaging, genomics, cyber security, automotive, aerospace and defense. We are well positioned to leverage these market trends and capitalize on our unique core competencies in high speed system design and edge system optimization. We have a proven track record of delivering first-to-market advanced technologies and have continued to do so with next generation PCI Express (PCIe) based input/output expansion systems, compute acceleration systems and high-performance flash array storage systems. PCIe offers the highest performance and lowest latency which is critical for our target applications.  Edge optimizations include rugged chassis design with light-weight removable high-capacity canisters. These products fit solidly into the emerging markets for specialized high-performance computing at the edge.

The more data input, GPU compute acceleration and flash-based storage resources available to a server, the faster it can acquire, process, store, and retrieve data. In cases where the amount of these resources does not fit within the constraints of a conventional server, PCIe is used to disaggregate the resources into a multi-chassis solution. We have built leading edge expertise in PCIe expansion technology and leverage it to design and build systems that offer a high quantity and density of GPU compute acceleration, flash storage and data I/O interfaces.

A key element of our product strategy is technological leadership. We believe a first-to-market strategy is key to our ability to continue to win significant OEM design wins. As a result, we continue to develop new state-of-the-art products providing first to market next-generation PCIe based building blocks and systems. Our ability to drive the leading edge of technology is enabled by our strong relationships with strategic component manufactures, including NVIDIA (for GPUs), Western Digital and Micron (for flash memory); Broadcom (for PCIe switch components), Mellanox (for networking) and Intel, AMD and Marvel (for CPUs). In each of these cases, OSS has access to product roadmaps and other technical information relating to future technology. Access to this information allows us to begin our design process well before the future components we are designing for even exist. This accelerates our time-to-market and allows us to produce and release state-of-the-art designs well ahead of our competitors.

OSS sells its products worldwide to industry leading customers.  We service over 1,800 customers per year worldwide, with major repeat customers including disguise, National Instruments, Raytheon, Thales, and Alcon. We anticipate continued market growth in our target markets and sustaining the ability to increase market share through our leading technology, engineering expertise, supply chain management and go-to-market innovation.

We were originally organized as One Stop Systems, LLC, a California limited liability company in 1998 before converting into One Stop Systems, Inc., a California corporation in 1999. On July 6, 2016, we entered into a Merger Agreement and Plan of Reorganization with Mission Technology Group, Inc. (“Magma”) whereby Magma merged with and into OSS with OSS continuing as the surviving corporation. We reincorporated as a Delaware corporation on December 14, 2017 and began trading as a public company on the Nasdaq Capital Markets on February 1, 2018. On August 31, 2018, we acquired Concept Development Inc., a provider of specialty in-flight entertainment, networking and other aerospace technology located in Irvine, California.  On October 31, 2018, we acquired Bressner Technology GmbH located near Munich, Germany.  Bressner is a valued-added reseller of high technology hardware which expanded the company’s high-performance computing product lines to include industrial and panel PCs, tablets and handheld compute-devices while also opening up new markets in Europe.  Our principal executive offices are located at 2235 Enterprise Street, Suite 110, Escondido, California 92029 and our telephone number is (760) 745-9883. Our website address is www.onestopsystems.com. Information contained in, or accessible through, our website is for reference purposes only.

Industry Background

High performance computing refers to computing solutions capable of ingesting and processing large amounts of data and storing and retrieving that data at speeds 10-1,000 times faster than a typical corporate computer. Increasingly, commercial companies, financial entities, governmental agencies, including the Department of Defense and academic institutions are turning to high-performance computing solutions to analyze vast amounts of data to obtain meaningful and actionable insights. Three technologies are fundamental: GPU compute accelerators, flash memory based storage, and high speed data acquisition I/O.  These technologies enable systems to ingest, process and store data at significantly higher rates than traditional systems. By harnessing large quantities of these components, companies can receive necessary data analyses much more quickly, turning raw data to actionable intelligence. Industry experts typically divide the high-performance computing market into the following categories:

•	Servers – This market represents all high-end servers, which is composed of supercomputers, divisional servers, departmental servers, and workgroup servers.
•	Storage – This includes both traditional hard disc drive and flash-based storage devices.
•	Middleware – A broad category of software encompassing programming environments, schedulers, and other tools outside the operating system.
•	Applications – Specific software applications for high performance computing.
•	Services – All services associated with high performance computing.

Intersect360 Research categorizes and projects sales in the total high-performance computing market, as follows:

High Performance Computing Market by Product Category — Total Market Forecast by Economic Sectors ($M)

	2019	2020	2021	2022	2023	CAGR
Servers	$14.2	$15.4	$16.2	$17.2	$18.2	6.40%
Storage	5.6	6.2	7.0	7.2	8.0	9.33%
Services	3.7	3.0	3.0	3.4	3.4	-2.09%
Software	8.7	9.4	10.0	10.4	10.6	5.06%
Networks	2.6	3.2	3.0	3.6	3.8	9.95%
Cloud	1.6	1.8	1.8	2.6	3.2	18.92%
Other	2.4	2.8	3.2	2.8	3.0	5.74%
Total	$38.8	$41.8	$44.2	$47.2	$50.2	6.65%

Source:

Intersect360 Research, High Performance Computing (HPC) Revenue: Worldwide Market and Forecast Series, June 7, 2019.

The markets for these products are large and growing. The industry sectors that are currently or anticipated to require high-performance computing systems include:

•	Artificial Intelligence
•	Computer Aided Engineering
•	Test and Measurement
•	Media and Entertainment
•	Economics/Financial
•	Environmental Data Acquisition
•	Geosciences
•	Mechanical Design
•	Defense – Intelligence, Surveillance and Reconnaissance
•	Government Laboratories
•	Medical Imaging
•	Aerospace
•	Automotive

These industry sectors expect to deploy increasingly faster computing systems to meet industry and competitive goals. GPU computer acceleration, high-performance flash storage and data acquisition are key subsets of the high-performance computing market.

GPU Compute Acceleration

The capabilities and speed of GPU accelerated computers are driving significant advances in AI and machine learning. Massive amounts of data are being collected, stored and analyzed by today’s sophisticated algorithms.   AI and machine learning are poised to transform worldwide business, as advances in computing speed and storage come together to enable businesses to solve complex problems. OSS is enabling the move of this AI capability from centralized datacenters to deployments closer to the data sources at the edge.

High Density Solid-State Storage

The market for flash memory based on solid-state storage systems is large and growing. According to a study by Markets and Markets, the all-flash storage server market is growing at 25% per year, and is expected to reach $18 billion by 2023. The proliferation of larger and larger data sets used in HPC and AI are feeding the need for higher capacity and higher performance storage devices.

Traditionally, companies have used hard disk drives for their primary storage.  Hard drive based systems are being replaced by flash memory based systems which offer higher capacity, performance, reliability and ruggedness.  Flash-based storage systems also consume significantly less power.

Flash-based storage systems are especially useful for high performance computing applications, which deal with large amounts of data and the need for complex calculations to be completed in real time. In these applications, speed and efficiency are paramount. Military systems, for example, collect vast amounts of data using sensor systems, cameras, radar systems, and a myriad of other real-world inputs. This data needs to be collected, stored, analyzed and acted upon in a real-time environment.

High Speed Data Acquisition

At the front end of these systems is high speed data acquisition technology. Depending on the application, the data can be generated from a wide array of sensors. In the case of autonomous vehicles, data is generated through arrays of video, LIDAR and radar sensors. In battlefield applications cameras, radar, sonar, FLIR (infrared), and RF sensors are deployed. Medical applications use MRI or CT sensors. In security applications, networks of security cameras produce high volumes of video data. Industrial automation includes telemetry data from Internet of Things (IoT) sensors and video feeds at a wide spectrum of frame rates.

Although data rates vary for all of these applications based on the sensors or array of sensors deployed, the fundamental requirements for the ingest subsystem is that it supports high speed data rates, does not allow loss of data, and does not impose flow control on the sensor data stream. For many AI on the Fly applications, local data rates can be extremely high, requiring specialized PCIe data capture hardware. As part of the capture process, the data is often processed in real time to be formatted in a useable form prior to movement to the storage devices. Capture hardware can be in the form of PCIe FPGAs, video capture, frame grabbers, or smart NICs performing a range of functions including: tagging, encoding, sorting, and analog to digital conversion, filtering, time stamping, and channel synchronization.

Key Components of Our Business

Product Development

Our systems are built using the latest GPU and flash storage technologies and draw upon years of expertise in designing and manufacturing semi-custom systems for OEMs. We have a history of being first to market with many solutions for emerging technologies. When PCIe was introduced in 2005, we were the first company to produce PCIe over cable adapters allowing system-to-system communication at same speed as internal I/O expansion. Similarly in 2018, we introduced the first PCIe Gen 4.0 cable adapters and in 2019 introduced the first PCIe Gen 4.0 system building blocks and platforms. PCIe Gen 4.0’s ultra-high performance 16.0 GT/s (gigatransfers/second) and signal integrity challenges limits the number of players in this market and creates barriers of entry.  Today, we are one of the largest providers of PCIe adapters and expansion components used worldwide.

When GPU technology and solid-state flash were first introduced, we began designing systems that maximized the effectiveness of these technologies. We now produce compute systems with large numbers of GPUs and flash memory communicating over PCIe to allow faster processing and data storage and retrieval. The more GPUs and flash devices available to a server, the faster that system can process and store data.

We use leading edge, state-of-the art components from major technology providers to design purpose-built systems that solve customer problems in an efficient, cost-effective manner. We apply the component technology provided by Intel, NVIDIA, Western Digital, Broadcom and others to deliver customer driven designs to provide true value to our customers.

Worldwide Sales

We provide our products on a worldwide basis and are supported through a network of reseller and distribution partners. Sales in North America and Europe are predominately driven by our direct sales force whereas Asian sales are driven through distributors.

On October 31, 2018, OSS GmbH acquired 100% of the outstanding stock of Bressner Technology GmbH, (Bressner) located in Gröbenzell, Germany Limited Liability Company.  This acquisition provided the basis of our European operations with sales, marketing, engineering, manufacturing and support capabilities.

Recent Business Initiatives

On August 31, 2018, the OSS acquired 100% of the outstanding common stock of Concept Development Inc. (“CDI”) from CDI’s former stockholder (“CDI Stockholder”) pursuant to an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”).  CDI specializes in the design and manufacturing of custom high-performance computing systems for airborne and automotive applications including in-flight entertainment systems.  CDI is located in Irvine, California.  The acquisition increased the Company’s access to the aerospace and automotive edge markets including autonomous vehicle applications and added technical expertise in the design and manufacturing of automotive and airborne equipment.

The Company paid cash of $646,759 and issued 1,266,364 shares of the Company’s common stock to the CDI Stockholder for 100% of CDI outstanding common stock. The fair value assigned to the shares of common stock was $4,194,673 which was based upon the closing price of OSS’s stock on August 31, 2018 of $3.63 less a discount of 8.75% for lack of marketability for a one year period.

On October 31, 2018, OSS GmbH, our wholly owned subsidiary, acquired 100% of the outstanding stock of Bressner Technology GmbH, a Germany limited liability company located near Munich, Germany, from its principal owners for cash consideration of €4,725,000 (US$5,374,582) and stock consideration of 106,463 newly-issued restricted shares of the Company’s common stock. The fair value assigned to the shares of common stock was $228,779 which was based upon the closing price of OSS’s stock on October 31, 2018 of $2.47 less a discount of 13.0% for lack of marketability for a two year period.  This acquisition provided the basis of our European operations with sales, marketing, engineering, manufacturing and support capabilities.

What Sets OSS Apart

Several factors differentiate OSS from other suppliers of high-performance computing solutions:

•

Our expertise in PCIe expansion and building custom systems allows us to design reliable systems using this challenging high-performance technology with a greater quantity of GPUs and flash storage devices than other suppliers.

•

We design systems that both attach to existing servers through high-performance PCIe over cable leveraging our customer’s existing network as well as all-in-one systems with the server, GPU computing and flash storage devices all included in a single package.

•	We design the software required to operate high-capacity, low-latency storage systems used by defense systems and commercial applications.
•	We ruggedize and harden systems to operate within mobile or harsh environments, including full mil-spec systems.

Our business model consists of developing specialized computing solutions that our customers utilize as a key component of the equipment that they sell to end users.

Our niche is to provide reliable purpose-built platforms with the latest high-performance computing technology focused on edge deployments.

Business Strategy

We have traditionally followed a strategy of being first-to-market in leading edge technologies by designing and developing products that are delivered before our competitors. This market leadership strategy is accomplished through what we term a “Catch the Wave” approach to the market. We currently have products spanning the spectrum of high-performance computing including servers, flash storage, GPU acceleration, networking and PCIe data acquisition I/O expansion. Within these product areas the OSS “Catch the Wave” approach implies that we:

•	anticipate trends in these markets;
•	continuously deploy resources in engineering and sales to bring innovative products to market before our competitors;
•	work closely and leverage strategic vendor relationships to get early access to future products and technologies;
•	seek to procure early design wins; and
•	continually monitor the market for next generation technologies for which a new “Wave” may be forming.

Earnings Growth Strategy

OSS intends to continue its growth with a focus on growing earnings.  The earnings growth will be accomplished by:

•	Revenue growth: driven by existing OEM and new design wins
•	Participate in high-growth market segments
•	Demonstrate technology leadership
•	Target OEMs needing specialized solutions
•	Focus on repeat business
•	Maintain highly-skilled direct sales force
•	Expand worldwide sales and marketing
•	Higher Margins
•	Provide more OSS-designed technical content
•	Increased proprietary content, software and “stickiness”
•	Maximizing military and other high value applications
•	Leverage economies of scale
•	Lower material costs
•	Increased operational efficiencies through automation, discipline and process improvements
•	Manage Expenses:
•	Grow expenses at a slower rate than our revenue growth rate
•	Utilize technology to increase efficiency
•	Leverage efficiencies of scale
•	Manage portfolio of products and business units, consolidate where efficient

Our Opportunity

The worldwide high-performance computing market is expected to grow from $39 billion in 2019 to $50 billion by 2023. Within this market, OSS is positioned in the highest performance and fastest growing portions of the edge computing market including the customer server, GPU accelerators, storage (flash arrays) and PCIe data acquisition and expansion sectors.

•	Custom designed servers
•	GPU compute accelerators
•	All flash arrays
•	PCIe data acquisition I/O expansion

Custom Built Servers

Within the server sector, OSS has secured a niche position of building purpose-built specialty servers, which the major server suppliers choose not to supply as they require custom tuning and special features that major OEMs cannot easily provide. Such flexibility is difficult to maintain for major suppliers because their systems are not designed to reflect specific customer specifications. OSS on the other hand has continued to find efficient ways service this market.  For example, OSS designs and builds a custom server with custom connectors and 16 high definition video media outputs that are used in the entertainment industry to provide multimedia at live performances.

We believe the custom server segment on the edge growing at a greater rate than the standard server segment. Intersect360 Research estimates that the market for high-performance servers is expected to be approximately $18 billion by 2023, with corporate market share in 2019 as follows:

Hewlett Packard	33.0%
Dell	26.4%
Lenovo	6.9%
IBM	6.8%
Cray	4.5%
ATOS/Bull	2.6%
Inspur	2.0%
Fujitsu	1.8%
Penguin	1.5%
Huawei	1.2%
Others	13.5%

It is our experience that OSS is increasingly competitive in the “Others” category, where customers require their systems to meet specific operational specifications, power requirements, speed, latency, or other requirements not covered by traditional designs. We estimate that our addressable market for HPC computers is approximately 20% of the “Others” category in the above chart. This translates to an addressable market size of approximately $500 million with our current engineering capability and product set.

GPU Compute Accelerators

GPU computing uses hardware components that are optimized to perform mathematical calculations in a rapid fashion. NVIDIA is the market leader in the design and manufacturing of these components.  OSS works closely with NVIDIA to design and build systems which use multiple GPUs to accelerate applications.

Markets and applications such as artificial intelligence, image rendering and processing, autonomous vehicles, deep learning, molecular modeling, genomics, advanced visualization, machine learning, and image processing, all benefit from the ability to use GPUs to accelerate the application. OSS builds specialized compute accelerators, using the latest GPU technology, to attach to traditional servers used in these emerging growth markets. We estimate these markets to be very large and growing.  Because our strategy has been to be first-to-market with the fastest and densest compute accelerator appliances, we anticipate our addressable market here to be in the hundreds of millions of dollars.

We also have a strong position in the government market which, according to Intersect360, constitutes 25% of the market resulting in projected revenue of $13B by 2023. OSS products can form a basis for companies who wish to participate in the hyper-scale market, which includes deep learning and AI. This is a major technology trend that OSS is addressing. Intersect360 estimates the deep learning market was worth more than $8 billion in 2018 with projections to grow to over $28B by 2023, according to Kenneth Research dated August 2019.

All Flash Arrays

We build standard and custom flash storage arrays to customer specifications utilizing our unique know-how in PCIe device fan-out, packaging, cooling, and PCIe-over-cable. We deliver dense, high-performance systems that provide customers with high value and utility in the most demanding, data-intensive operations.

Through a strategic agreement with Western Digital, we acquired the software engineering team several years back and the appropriate source code license for the Ion flash array software.  This provides OSS flash arrays with a high level of differentiation relating to storage management, latency and throughput. We provide standard flash array products and have the in-house hardware and software expertise to provide customized systems for demanding applications that are not suitable for standard offerings.

For example, we provide products to a large military contractor for integration into military aircraft that required us to design and manufacture a highly ruggedized mil-spec flash array. The resulting product provides high data density with low weight and a high degree of portability and security for the data. We believe our experience and capability in high speed, low-latency, digital signaling via PCIe gives us an edge in providing these custom designs to OEMs, military programs and other special purpose applications.

The overall market for flash arrays is growing rapidly. According to Markets and Markets All-Flash Array Market – Global Forecast to 2023 published in February 2019, the flash storage market totaled $6 billion in 2018 and is expected to grow to reach $18 billion by 2023. According to Intersect360 about 80% of the total sales in 2018 were attributed to traditional large OEMs, like Dell EMC, NetApp, HPE, Hitachi, Lenovo, DDN and IBM. The remaining 20% is addressed by many smaller flash storage providers, including OSS. We believe that because our products are positively differentiated by speed, density, and management features, our offerings compete favorably in this market and provide a substantial growth opportunity.

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

PCIe Data Acquisition Expansion and Adaptors

PCIe is a high-speed computer expansion standard. This standard defines the signals and connectors (i.e. slots) that are used for computer add-in cards (such as Ethernet or graphics). PCIe signaling can also be routed over a cable, allowing expansion input/output slots to be physically located in a separate chassis. This provides for the high performance and low latency which are essential in this market.

Being able to separate the server from the I/O expansion, using PCIe over a cable, facilitates disaggregation of server functionality. That is, with PCIe, server I/O functions no longer need to be contained in the physical server chassis, but can instead be separated into a separate chassis and continue to operate at full speed. This offers many advantages over higher latency and power consuming traditional networking communications like Ethernet.  From a practical perspective, servers can be connected directly to larger storage arrays or other peripheral devices, with the resulting group of chassis operating as if they were all in the same physical chassis.

We began developing our first PCIe-over-cable adaptor in 2006, and were one of the early providers of PCIe adaptors. We recognized this as prime opportunity to utilize our core strengths, such as:

•	High-speed board design and layout
•	Hardware tuning to improve signal integrity
•	Design optimization for low cost
•	Rapid design capability
•	Manufacturing and supply chain management

This technology has now become a standard within the computer industry, and OSS customers have used our adaptors to connect their custom input/output chassis and achieve performance equivalence as if the input/output was integrated into the server box. This gives designers and integrators a degree of flexibility and utility in architecting computer systems that is unprecedented. For example, one of our customers has utilized PCIe-over-cable to connect its high-performance video editing systems to a host computer, providing a system that is optimized for an application using standard servers. We have expanded our PCIe adaptor market in breadth and depth, including making adaptors for many OEM customers. To date, we have shipped more than 100,000 PCIe adaptor cards to customers globally.

With our expertise developed in designing adaptor cards, the logical extension of our capability led us to develop a method for expanding the PCIe bus into an external chassis containing one or many expansion slots. This allowed a customer to install multiple standard PCIe boards into a chassis and expand their system without having to add additional servers. A user could now connect a multiplicity of PCIe devices to a single server, and achieve performance throughput and low latency that was not possible prior to the introduction of PCIe.

We have been a leader in PCIe expansion backplanes and chassis through generations 1, 2, 3 and 4. As PCIe evolves through generations 5 and 6, we are uniquely positioned to continue our leadership role in this market. We have introduced a full line of PCIe Gen 4.0 products and will once again take a leadership role with PCIe Gen 5.0 when the specification is complete which is anticipated in 2021. We currently offer what we believe to be the largest PCIe expansion product line breadth, with chassis and backplanes that offer expansion from one to 64 slots. Due to its greater data throughput and flexibility of design, we believe this is a growing market, and we intend to maintain our leadership role.

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

Technology Drivers for OSS High-Performance Computing Business

OSS has developed expertise and core competencies in the three fundamental technology drivers of today’s high-performance computing market. Namely, high-speed serial interconnect technology, compute acceleration utilizing GPUs, and low latency flash storage. In combination, these technologies are changing the economics of computing, bringing high-performance computing within the grasp of a wide range of new industries and commercial applications. Simultaneously the emergence of massive data being generated in each of these industries is pushing the requirement for state-of-the-art technology. OSS is enabling this technology to be deployed at the edge by merging these fundamental technologies with our expertise in providing the system level customization for meeting requirements for ruggedization and SWAP constraints (space, weight and power).

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

Switched Serial Interconnect

Switched serial interconnects are the data highways connecting many elements of today’s high-performance computing platforms. At ever increasing speeds, these pathways move data between system’s processing units, storage, networking, and peripheral elements. For high performance computing the primary processing, storage and peripheral interconnect is PCIe Gen 4.0. PCIe Gen 4.0 has an ability to run up to 16 lanes in parallel, which allows up to 64 gigabytes (full duplex) per second bandwidth between system elements.

Serial switches incorporated in system design allow many system elements to be connected together in a non-blocking interconnect fabric at PCIe Gen 4 speeds. This allows systems to scale internally avoiding bottlenecks. The serial interconnect can be embedded directly in the computer printed circuit boards, across connectors board-to-board, or traverse across copper or optical cables for chassis-to-chassis connection. Due to the extremely high speeds, the design considerations around signal integrity are rigorous and with unforgiving tolerances. PCIe Gen 5 will begin deployment in 2021, doubling the interconnect speed once again.

Compute Acceleration with GPUs.

GPUs have evolved from graphics display acceleration to becoming general-purpose processing workhorses for high-performance computing systems. Today, the majority of the fastest supercomputers in the world utilize GPUs as their primary compute engines. GPUs are ideal for high-performance computing workloads because of their ability to do massively parallel processing. While traditional CPUs today may have dozens of processing cores, GPUs have thousands of cores that are able to execute calculations simultaneously.

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

GPUs also pose significant system design challenges due to their high power requirements. High-end GPUs can require as much as 350 watts of power, which generates a tremendous amount of heat. Sophisticated power distribution and cooling designs are required, especially for large scale systems with multiple GPUs per chassis.

PCI Express Flash Storage – NVMe protocol

The use of flash memory technology for system storage has gained traction over the last several years, as the cost per gigabyte has continued to drop. Flash memory is now becoming the ubiquitous storage technology in high-performance systems.

Combined with the move away from traditional rotating hard drive technology has been the trend toward eliminating traditional storage protocols in favor of low latency flash memory protocols. Newer flash memory modules utilize a protocol known as NVMe, which connects the flash memory directly to the system’s PCIe interconnect. This direct connection allows for very high bandwidth between the storage and the other system elements and eliminates the need for protocol translation as data is moved from storage subsystems to and from the compute complex.

Today, flash memory modules with capacities up to 8 terabytes and PCIe Gen 4 interfaces are becoming available. OSS flash storage arrays with hundreds of terabytes of capacity are available, enabling the scaling of high-speed storage to meet the full range of high-performance application requirements.

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

High Speed System Interconnect Design

Our electrical engineers are experts in high speed digital signaling design. They have continually designed at the leading edge of the state-of-the-art signaling speeds, as semiconductor technology has driven up the clock rate of digital transmission. We have consistently been among a small handful of companies able to come to market first with the latest technology. In fact, we delivered the industry’s first PCIe over cable solutions for PCIe Gen 1, Gen 2, Gen 3 and Gen 4 and are currently on track to accomplish this again in Gen 5. The expertise required includes circuit design, PCB (printed circuit board) layout and routing optimizations all with a focus on achieving the highest levels of signal integrity. In our current systems, PCIe Gen 4 signals are propagated across multiple PCBs, connectors, and copper cabling while maintaining the ability to recognize digital signal transitions at 16 billion times per second.

In high-performance computing systems, especially on the edge, the trajectory of ever increasing signaling speeds is continuing.   An ever-shrinking set of companies have the capability to design robust, highly-reliable systems at these speeds. We believe our core competency in large-scale, high-speed design and layout will allow us to remain on the forefront of this growing industry.

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

OSS has pioneered the ability to extend the PCIe bus beyond the confines of a single enclosure, opening the possibility of flexible system expansion options. We believe we are one of the leading designers and suppliers of PCIe host bus adapters that extend PCIe signals from the host motherboard across copper or optical cables to expansion enclosures. OSS adapters provide both ends of the external cable connection. Our expertise in high-speed signal design in printed circuit boards, connectors and cables is essential to successful expansion designs. We also hold expertise in incorporating clustering and rack scale expansion into our system designs, including 100/200 gigabit Ethernet, 100/200 gigabit Infiniband, and emerging PCIe top-of-rack switch technology.

Expertise in power, cooling and mechanical design are required to address the requirements of the high-performance computing customers especially while meeting the constrained time requirements of edge deployments. We have developed leadership design capability in high-power design and distribution within large rack enclosures as well as edge optimized configurations. High-end GPUs today require 350 watts or above, and in our high-end systems up to 16 of these can reside in a single chassis. Thousands of kilowatts of redundant power are required. Power stability and huge thermal loads are some of the critical design issues that must be addressed.

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

In-house mature and established foundational storage software allows OSS to add new products and capabilities to its product portfolio. Possibilities range from increasing data efficiency with snapshot, de-duplication and compression, to improving system manageability and adding NVMe over Fabrics storage scale out capabilities to our products.

Benefits of Technology and Core Capabilities to our Customers

Due to our core capabilities, we can provide our high-performance computing customers with platforms possessing high reliability and cost effectiveness. Such performance allows our customers to solve bigger problems faster, and save the cost and time of highly-paid engineers, data scientists, and other human resources. Our technology enhances innovation by allowing more ‘what-if’ analysis in a finite amount of time. Our price/performance leadership enhances our customers’ competitiveness, and lowers capital expense and total cost of ownership. We work with our OEM customers to develop custom ‘perfect fit solutions’ for their unique requirements.

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

Industrial and Panel PCs – OSS provides small form factor high performance compute platforms customizable to meet needs in industrial applications on the edge where space constraint is a fundamental consideration.

Tablets and Handhelds – OSS provides ruggedized mobile high-performance compute devices that meet the specialized requirement for devices deployed at the edge in a diverse set of environmental conditions.

Customers

We serve a global clientele consisting of multinational companies, governmental agencies, and leading technology providers. Some of our key customers are set forth below, including case studies illustrating how we provide custom solutions.

Raytheon – OSS worked closely with Raytheon to build a customized flash storage array, with flash drives installed in removable canisters. Raytheon has installed these storage arrays on a current military aircraft equipped with multiple sensors, encryption devices and data recorders. These devices are fully compliant with appropriate military specifications, including shock and vibration. Each canister has the capacity to save 100 terabytes of data and weighs only 6.5 pounds, a fraction of the weight of the previous spinning hard drive design. Data is captured onto the compact OSS flash array canisters, which can be easily removed at the end of the mission for analysis. Our expertise in designing and manufacturing high-density flash arrays in the lightest, most compact package allow military aircraft to realize faster turn-arounds during critical missions. These systems are intended to be incorporated into new aircraft and retrofitted into the existing fleet.

disguise– disguise is the leading provider of hardware and software that allows their customers to produce live events, television broadcasts, theater effects, and special effects for concert tours. OSS has worked with disguise to design purpose-built, custom servers that act as video controllers for special effects at these events. These edge servers work seamlessly with disguise software applications, providing up to 16 simultaneous video outputs that supports a rich array of special effects and extended reality experiences. Events like the Super Bowl halftime show, sporting events, feature films and numerous musical concerts rely upon disguise controllers, designed and produced by OSS to deliver a lasting impression on audiences.

National Instruments – National Instruments is a market leader and multinational company that produces automated test equipment and virtual instrumentation software. OSS provides several PXI/PXIe/PCIe interface cards that are branded by National Instruments. OSS acts as an extension to National Instruments’ engineering group, allowing National Instruments to complete their product roadmap in a timely and cost-effective manner.

Sales and Marketing

Our sales and marketing efforts are focused on promoting sales, producing expert content and brand awareness.

Sales

Our sales efforts entail three main areas:

•

General Sales – OSS maintains a web site, web store and direct sales team that sell directly to end-users. This includes e-commerce sales via typical web store functionality, and direct calling of potential customers to provide unique solutions that fits their needs. The OSS direct sales team typically works in the OSS booth at industry tradeshows, directly interacting with potential customers and presenting solutions for their high-performance needs.

•

OEM Focused Sales – Our direct sales team is organized to best identify and develop the top  potential commercial OEM and government program customers. These OEM and government programs form the largest and fastest growing parts of our business.

o

Our Commercial Sales Team focuses on OEM customers where we sell standard or design and build customer specified systems based on OSS technology expertise that are branded with the OEMs name and label. These companies, many market leaders, then resell the products through their own sales channels. We actively seek this type of relationship, which is leveraged as a sales multiplier, allowing us to grow sales at a faster rate without adding as many dedicated sales resources.

o

Our Government Sales Team focuses on this large (~30%) and growing portion of the OSS business which provides systems to US Federal Department of Defense programs.  Our government sales team has the knowledge and expertise to identify major program opportunities and provide the extensive technical and business documentation to bring these programs from concept to successful completion.

•

Channels – We have a dedicated sales resource that manages our worldwide network of resellers and distributors. We sell a large breadth of standard products through these channels, which allow us to achieve global customer touch without requiring a physical presence in all geographies. The master distributors in several countries have dedicated sales expertise to capture additional OEM business with both Fortune 500 and second tier OEM firms extending our international footprint. With the acquisition of Bressner, we have a greater direct presence in Europe which allows greater access to those markets.

Marketing

Our marketing department is responsible for defining our vision and product road map.  They primarily focus on positioning OSS as an expert and visionary in the field of high-performance computing in edge applications utilizing PCI Express. We generate expert content to support our market leading products while also building cost effective brand/product awareness in several ways. We use traditional and non-traditional marketing as well as partnerships and word of mouth to convey the uniqueness and compelling value of our products and services. The markets and applications we target include machine learning, deep learning, finance, medical equipment, in-flight entertainment, manufacturing automation, defense/government, oil and gas exploration, media and entertainment. Among the many channels utilized are:

•

Trade Shows – We participate in several tradeshows and events during the year to generate new and foster existing relationships with customers and partners. These face-to-face engagements allow us to showcase our standard and custom product expertise to our target markets. These events provide the fastest time to revenue of all marketing media due to the difficulties in marketing custom capabilities over electronic media. The target trade shows include AUSA (US Army), Sea-Air-Space (Navy/NASA), National Association of Broadcasters and IBC (media & entertainment), GPU Technology Conferences globally, DSEI (International Military), AI World and AI Summit, Supercomputing and International Supercomputing, Flash Memory Summit, Airline Passenger Expo and AIX (in-flight entertainment), Medica (medical) and Embedded World. OSS evaluates the ROI and costs of each show on an annual basis so participation may change from year to year.

•

Electronic Media – We use various forms of electronic advertising media to market both the products and capabilities of OSS.  Electronic media includes internal direct email campaigns such as monthly newsletters and various press releases for new products, technology developments, partnerships and significant application design wins. In addition, we use media companies relevant to our target markets to disseminate information about OSS to a larger set of potential customers.  The format of the electronic advertising varies but with the common focus on content advertising with a secondary focus on brand awareness. The various electronic media formats include search engine ads and keyword campaigns, digital ads, display ads, datasheet emails, e-newsletters and text ads. Our web site is very key at leveraging our leadership content, positioning and SEO capabilities.  We will continue to invest on this front.

•	Social Media – We regularly use Facebook, Linked-in and Twitter to instantly alert the followers of OSS to new events, products, services, and customer stories.
•

Publications – We periodically publish white papers, customer success stories, and other demand generation technology articles in printed and electronic periodicals and newsletters that include InsideHPC, Military Embedded Systems, Storage Newsletter and HPC wire. We also carefully purchase some print ads with the highest ROI in select industry magazines for brand awareness.

As we grow, it is anticipated our marketing efforts will likewise continue to increase in size and diversity.

Competition

One Stop Systems (OSS) core business is to provide specialized high-performance edge computing building blocks and platforms to OEMs who incorporate these products in their complete solutions which they sell to end users in specific vertical markets.  Due to the nature of OSS’s business there are a number of categories of potential competitors for its products.

Customer in-house design resources

Many of OSS’s target OEM customers have in-house engineering design resources which could be used as an alternative to engaging with OSS.  Examples of current OSS customers who have significant in-house resources include National Instruments, Raytheon and Lockheed Martin. This potential competition is mitigated by the technical specialization OSS has especially in high end and large scale PCI Express switch fabrics and PCI Express over cable capabilities.  OEMs can invest their in-house resources on value-add capabilities within their specific vertical market and outsource these horizontal technology capabilities to OSS.  OSS has also developed a trusted partner relationship with many of these OEMs and has established a market reputation for technical expertise and a responsive and cost effective engagement model. We win when our customers realize that together we can produce better products faster and more cost-effectively than they can themselves. This has proven to be particularly evident when customers require state-of-the-art products that are constructed of parts available commercially. This has resulted in several design wins that demonstrate our flexibility and how we can work closely with large OEM and government customers.

Major Tier 1 & 2 Mainstream Computer and Storage Vendors

These vendors offer mainstream high-performance computing platforms including servers and storage systems that can address some applications at the edge in OSS target markets. They do not however over ‘specialized’ platforms or customization capabilities that OSS specializes in to meet unique form factor or ruggedization or scale out requirements sought by OEM customers.  OSS’s strategy is specifically designed to avoid head-to-head competition with this class of vendors.  In some scenarios OSS can provide a complementary specialized component or building block which interface to one of these vendors mainstream products. Examples of companies in this space include HP, Dell/EMC, IBM, Pure Storage, and NetApp.

Chip Vendors with vertical integration offerings

Third party competitive products include cases where the manufacturers of the underlying chip or board-level products decide to also offer system-level products. This is the case with Intel, NVIDIA, Western Digital and others. These offerings tend to be tactical, short-term products that are intended to demonstrate a new technology, rather than long-term forays into the systems business. In addition,  these “technology demonstration systems” tend to be priced at high levels, making them less competitive once the newness factor wears off.

Specialized Horizontal HPC Vendors

There are a handful of competitors who offer specialized products in the same categories as OSS.  These companies are small and tend to focus in specific geographic area or with an established set of long-term customers.  They have limited bandwidth to take on many simultaneous projects and are rarely seen in direct competitive situations. Examples of companies in this space include Trenton and Cyclone.

Multi GPU Platform Vendors

A significant area of focus for OSS is in specialized multi-GPU platforms for edge applications.  Due to the tremendous interest in AI solutions using GPUs there are many vendors offering products in this space.  Similar to the mainstream computer and storage vendors mentioned above these vendors offer standard solutions without the options for specialization and customization that OSS offers. As the primary GPU vendor, NVIDIA is a safe choice as a system provider for many customers who do not need or desire a level of specialization in their products.  OSS has a strong and positive relationship with NVIDIA which includes receiving leads from them for specialized solutions not addressed by their mainstream system offering.  Other companies such as SuperMicro and Tyan who offer their own system products directly are also happy to work with OSS to resell their products when customers need a combination of standard and specialized products.  OSS offers its EOS server based on SuperMicro motherboards. Examples of companies in this space include NVIDIA, SuperMicro and Tyan.

Vertical HPC Vendors – Military/Aerospace

In certain vertical markets there are competitors who focus primarily in that market. The military and aerospace markets are prime examples.  These vendors often provide complete solutions including both hardware and software and some specialization in terms of form factor and ruggedization.  In these markets, OSS provides unique capability in terms of scaling of PCI Express components over cable (copper and fiber) that can address unique requirements of specific military or government programs.  OSS has also established good relationships with prime contractors or agencies (Raytheon, Lockheed, Boeing, NASA, ONR, and others) which can be important influencers or decision makers on technology selection.  Competitors in this space include companies such as Mercury, Crystal, Curtiss Wright, and Systel.

Vertical Vendors – M&E/Visualization

Another vertical market with different competitors is the media and entertainment and visualization markets.  These companies focus on understanding and tuning their hardware systems to the specific application and data types of these markets.  This focus provides them benefits in terms of brand awareness in the vertical, but often they are limited in ability to meet specialized and customized requirements of OEMs in this space.  Examples of companies in this space include Boxx, Cubix and Sonnet.

Manufacturing and Operations

OSS is certified under ISO 9001-2015 for “design, manufacture, and supply of industrial computers.” This means OSS has demonstrated its ability to consistently provide products that meet both customer requirements and applicable regulatory or statutory requirements. It also indicates that we have programs and processes in place to ensure a high level of customer satisfaction, as well as a continuous improvement program that ensures OSS gets better over time.

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

Research and Development

Research and development at OSS is centered on the exploitation of key technologies as they evolve in the marketplace. Our product roadmap reflects new technologies for CPUs, GPUs, flash storage, and advanced PCIe switches. We design first-to-market, custom implementations utilizing market leading component technologies. Accordingly, our focus lies not in the capital-intensive development of silicon implementations of technologies (i.e., chips, processors, GPUs, or storage devices), but rather leverages leading-edge technologies and building first-to-market products that fully exploit those technologies for solving customer problems.

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

Intellectual Property

The primary intellectual property value of OSS emanates from the more than 600 individual design projects we have undertaken over the decades since our founding. These designs are archived and cataloged, so we rarely begin a new design from scratch.  In general, we maintain the rights to the product to use elsewhere.

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

Employees

As of December 31, 2019, we had approximately 118 employees of which 116 are full-time and 2 are part-time employees.  Ninety-two of our employees are domestic and 26 are international. Our employees include highly skilled engineers, technicians, assemblers, and support staff. They are housed in multiple facilities, and are led by a management team that is supportive but expects a lot. We are proud of our low turnover of personnel where we keep the team challenged and encourage input and creative thinking by all.  The management team provides transparency to its employees through regular communication meetings designed to update employees on current metric driven results and future expectations. None of our employees are covered by a collective bargaining agreement or represented by a labor union. We consider our relationship with our employees to be strong.

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

Environmental Matters

We believe we are in compliance in all material respects with all applicable environmental laws.  Presently, we do not anticipate that such compliance will have a material effect on capital expenditures, earnings, or competitive position with respect to any of our operations.

Government Approval and Effect of Government Regulations

Because our core business is to provide specialized high performance edge computing building blocks and platforms to OEMs who incorporate these products in their complete solutions which they sell to end users in specific vertical markets, we do not believe that any government agency approval is required for the products and services that we provide to our customers.

However, governmental regulations, including but not limited to import and export law, customer, and trade regulations, may affect our business.  For more information, see the section titled, “Risk Factors” found on Part I, Item1A, to this Annual Report.

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

Risks Related to Our Business and Industry

A reversal of the U.S. economic recovery and a return to volatile or recessionary conditions in the United States or abroad could adversely affect our business or our access to capital markets in a material manner.

Worsening economic and market conditions, downside shocks, or a return to recessionary economic conditions could severely reduce demand for our products and adversely affect our operating results. These economic conditions may also impact the financial condition of one or more of our key suppliers, which could affect our ability to secure product to meet our customers’ demand.  Our results of operations and the implementation of our business strategy could be adversely affected by general conditions in the global economy.  An economic downturn may cause uncertainty in the capital and credit markets and could have a material adverse effect on us. We could also be adversely affected by such factors as changes in foreign currency rates, weak economies, and political conditions in each of the countries in which we sell our products.

The market for our products is developing and may not develop as we expect.

The market for cutting-edge, high performance computing products is characterized by rapid advances in technologies. We believe our future success will depend in large part on our ability to develop products, new business initiatives and creating innovative and custom designs for our customers. The growth of server clusters, specialized or high-performance applications, and hosted software solutions which require fast and efficient data processing, is crucial to our success. It is difficult to predict the development of the demand for high performance computing, supercomputers, and related hardware solutions, the size and growth rate for this market, the entry of competitive products, or the success of existing competitive products. Any expansion in our market depends on several factors, including the demand, cost, performance, and perceived value associated with our products. If our products are not adopted or there is a reduction in demand for our products caused by a lack of customer acceptance, a slowdown in demand for computational power, an overabundance of unused computational power, technological challenges, competing technologies and products, decreases in corporate spending, weakening economic conditions, or otherwise, it could result in reduced customer orders, early order cancellations, the loss of customers, or decreased sales, any of which would adversely affect our business, operating results, and financial condition.

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

The markets for development, distribution, and sale of our high-performance computing solutions are rapidly evolving. New entrants seeking to gain market share by introducing new technology, new products and new server configurations may make it more difficult for us to sell our products and earn design wins which could create increased pricing pressure, reduced profit margins, increased sales and marketing expenses, or the loss of market share or expected market share, any of which may significantly harm our business, operating results and financial condition.

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

Our products compete with and supplement general purpose servers, storage systems and related equipment. If the producers of general purpose equipment implement proprietary standards, software, interfaces, or other interoperability restrictions, including controls which restrict the equipment’s compatibility with third party systems, we could experience a significant decline in sales because our products would not be interoperable with such systems, resulting in significant harm to our business, operating results and financial condition.

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

We have expanded our operations significantly since inception and anticipate that further significant expansion will be required to achieve our business objectives. The growth and expansion of our business and product offerings places a continuous and significant strain on our management, operational and financial resources. Any such future growth would also add complexity to and require effective coordination throughout our organization. To manage any future growth effectively, we must continue to improve and expand our information technology and financial infrastructure, our operating and administrative systems and controls, and our ability to manage headcount, capital and processes in an efficient manner. We may not be able to successfully implement improvements to these systems and processes in a timely or efficient manner, which could result in additional operating inefficiencies and could cause our costs to increase more than planned. If we do increase our operating expenses in anticipation of the growth of our business and this growth does not meet our expectations, our operating results may be negatively impacted. If we are unable to manage future expansion, our ability to provide high quality products and services could be harmed, which could damage our reputation and brand, and may have a material adverse effect on our business, operating results and financial condition.

A limited number of customers represent a significant portion of our sales. If we were to lose any of these customers, our sales could decrease significantly.

In the years ended December 31, 2019 and December 31, 2018, approximately 35%, and 53% of net sales represent customers which are greater than 10% of our consolidated annual revenue.  This concentration is with two customers, disguise and Raytheon.

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

Some of our contracts allow our customers to have access to the design drawings for products which we have designed and manufactured for them.  In some cases, these drawings are included as a deliverable in conjunction with their non-recurring engineering fee, and in other cases, an additional fee is required to obtain the drawings package.  Since these customers have access to the drawings, there is no guarantee that they will continue to purchase the manufactured products from OSS.  This arrangement applies to our large media and entertainment customer, several of the customers within the recently acquired CDI business and other customers.  Neither our media and entertainment customer, nor our current CDI customers have had any of the OSS-designed products manufactured by anyone other than OSS, but they may have the capability to do so in the future.

We rely on a limited number of parts suppliers to support our manufacturing and design processes.

We rely on a limited number of suppliers to provide us with the necessary devices, parts and systems to allow us to build, design and manufacture our products, and the failure to manage our relationships with these parties successfully could adversely affect our ability to market and sell our products. In the years ended December 31, 2019 and December 31, 2018, suppliers for which purchases represent greater than 10% of our total parts purchases accounted for approximately 11%, and 37%, respectively, of materials purchased.  This concentration is with two suppliers, Concisys Inc., and Exact Computers.

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

Global pandemics or other disasters or public health concerns in regions of the world where we have operations or source material or sell products, such as outbreaks of novel coronavirus or H1N1 flu could result in the disruption of our business. Specifically, the ongoing coronavirus outbreak emanating from China at the beginning of 2020 has resulted in increased travel restrictions and extended shutdowns of certain businesses in the region. These or any governmental developments or health concerns in China or other countries in which we operate could result in social, economic, or labor instability. Although we are monitoring the situation regularly, it is currently unknown whether the outbreak will continue to disrupt our product shipments or impact manufacturing in the region over a prolonged period. If such disruption were to extend over a prolonged period, it could have a material adverse impact on our business and our financial results. Any disruption resulting from similar events could also cause significant delays in shipments of our products until we are able to resume normalized operations and this could have a material negative impact on our results of operations and cash flows.

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

Sales cycles for some of our products can take several months or longer. In addition, it can take time from the bid to the development and manufacture of the equipment. We maintain inventory based in large part on our forecasts of the volume and timing of orders. The varying length of the sales cycles makes accurate forecasting difficult. The delays inherent in our sales cycles raise the risk that the inventory we have on hand will become obsolete or impaired prior to its use or sale. If our forecasted demand does not materialize into purchase orders, we may be required to write off our inventory balances or reduce the value of our inventory, based on a reduced sales price. A write off of the inventory, or a reduction in the inventory value due to a sales price reduction, could have an adverse effect on our financial condition and operating results.

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

Achieving design wins is an important success factor for our business. We work closely with OEM’s and end users to ensure the customer gets the product they want in the specific configuration, size and weight required for the application. We have participated in many design wins based upon our ability to interpret technical specifications and proceed rapidly through prototyping, development, and delivery. This approach and expertise are two of the factors driving our growth. Failure to maintain our expertise and ability to deliver custom, specific design systems could harm our business. In order to achieve design wins, we must:

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

Our success depends in large part upon our ability to retain, attract and motivate highly skilled management, development, marketing, sales and service personnel. The loss of and failure to replace key technical management and personnel could adversely affect multiple development efforts. Recruitment and retention of senior management and skilled technical, sales and other personnel is very competitive, and we may not be successful in either attracting or retaining such personnel. We have lost key personnel to other high technology companies, and many larger companies with significantly greater resources than us having aggressively recruited, and continue to aggressively recruit, key personnel. As part of our strategy to attract and retain key personnel, we may offer equity compensation through grants of stock options, restricted stock awards or restricted stock units. Potential employees, however, may not perceive our equity incentives as attractive enough. In addition, due to the intense competition for qualified employees, we may be required to, and have had to, increase the level of compensation paid to existing and new employees, which could materially increase our operating expenses.

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

Under the JOBS Act, as an emerging growth company, we can elect to opt out of the extended transition period for any new or revised accounting standards that may be issued by the Financial Accounting Standards Board (“FASB”) or the U.S. Securities and Exchange Commission (the “SEC”). We have elected not to opt out of such extended transition period. This means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, are permitted to use any extended transition period for adoption that is provided in the new or revised accounting standard having different application dates for public and private companies. Thus, the comparison of our financial statements with any other public company, which is not either an emerging growth company nor an emerging growth company which has opted out of using the extended transition period, difficult or impossible as possible different or revised standards may be used.

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

The trading price of our common stock may fluctuate substantially. The trading price of our common stock will depend on several factors, including those described in this “Risk Factors” section, many of which are beyond our control and may not be related to our operating performance. These fluctuations could cause you to lose all or part of your investment in our common stock since you might be unable to sell your shares at or above the price you paid.  Factors that could cause fluctuations in the trading price of our common stock include:

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

Our directors, executive officers and significant stockholders have substantial control over the Company and could delay or prevent a change in corporate control. Our directors, executive officers and holders of more than 5% of our common stock, together with their affiliates, beneficially own, in the aggregate, 25.1% of our outstanding common stock, based on the number of shares outstanding as of February 29, 2020. As a result, these stockholders, acting together, would have the ability to control the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, would have the ability to control the management and affairs of our company. Accordingly, this concentration of ownership might adversely affect the market price of our common stock by:

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

The market price of shares of our common stock could decline as a result of substantial sales of our common stock, particularly sales by our directors, executive officers and significant stockholders, a large number of shares of our common stock becoming available for sale or the perception in the market that holders of a large number of shares intend to sell their shares. As of February 29, 2020, we have 16,459,457 shares of our common stock outstanding.

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

•	provide that our directors may be removed only for cause; and,
•	provide that vacancies on our board of directors may, except as otherwise required by law, be filled only by a majority of directors then in office, even if less than a quorum.

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

We have never declared or paid any cash dividends on our common stock and do not intend to pay any cash dividends in the foreseeable future.  In addition, we may also enter into credit agreements or other borrowing arrangements in the future that will restrict our ability to declare or pay cash dividends on our common stock. We currently intend to retain any future earnings to fund the growth of our business. Any determination to pay dividends in the future will be at the discretion of our board of directors and will depend on our financial condition, operating results, capital requirements, general business conditions and other factors that our board of directors may deem relevant.

Our inability to raise additional capital on acceptable terms in the future may limit our ability to develop and commercialize new solutions and technologies and expand our operations.

If our available cash balances and anticipated cash flow from operations are insufficient to satisfy our liquidity requirements, due to lower demand for our products as a result of other risks described in this “Risk Factors” section, we may seek to raise additional capital through equity offerings, debt financings, collaborations or licensing arrangements.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2. PROPERTIES.

Our corporate headquarters are in a leased space comprising approximately 29,342 square feet in Escondido, California under a lease that was modified in February 2020 and expires in August 2024.  We also lease a 3,208 square foot facility in Salt Lake City, Utah that houses our Ion software development team that expires in August 2020. CDI is the lessee of approximately 12,000 square feet located in Irvine, California with the lease expiring in June 2021.  Bressner Technology, which was acquired in October 2018, leases space comprising 8,073 square feet on a month-to-month lease.

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

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock, par value $0.0001, has been publicly traded on The Nasdaq Capital Market under the symbol “OSS” since our initial public offering on February 1, 2018, which was completed at an offering price to the public of $5.00 per share.  Prior to our initial public offering, there was no public market for our common stock.  Due to the fact that our common stock has only been traded on a public market since February 1, 2018, we have only set forth quarterly information with respect to the high and low sale prices for our common stock for such time period.

Year ended December 31, 2020	High	Low
First Quarter (through February 29, 2020)	$3.01	$1.93	*

* On March 23, 2020, the closing price was $1.03

	2019			2018
Year ended December 31, 2019 and 2018	High	Low		High	Low
First Quarter (beginning February 1, 2018)	$3.09	$1.78		$6.25	$4.40
Second Quarter	$2.75	$1.52		$5.00	$4.10
Third Quarter	$3.04	$1.32		$4.75	$3.20
Fourth Quarter	$3.25	$1.62		$3.99	$1.81

Holders

As of February 29, 2020, there were 16,459,457 shares of our common stock outstanding held by approximately   2,750 holders of record of our common stock.  This number was derived from our stockholder records and does not include beneficial holders of our common stock whose shares are held in “street name” with various dealers, clearing agencies, banks, brokers and other fiduciaries.

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

Issuer Repurchases of Equity Securities

None.

ITEM 6. SELECTED FINANCIAL DATA.

Not Applicable.

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

Overview

OSS designs, manufactures and markets custom high-speed computing systems for high-performance edge computing (HPC) applications. These applications require ultra-fast processing power and the ability to quickly access and store ever-growing data sets.  Systems are built using the latest GPU (graphical processing unit) and solid-state flash (memory) technologies.  We are a niche provider of HPC custom servers, compute accelerators, and flash storage arrays.  We deliver this technology to customers through sale of equipment and software to customers.  Concept Development Inc., (CDI) which was acquired on August 31, 2018, specializes in the design and manufacture of specialized high-performance in-flight entertainment systems for commercial aircraft.  CDI’s capabilities include electrical, mechanical and software design as well as extensive experience in test and certifications required for airborne systems.  Bressner Technology GmbH, (Bressner) which was acquired on October 31, 2018, provides standard and customized servers, panel PCs, and PCIe expansion systems. Bressner provides manufacturing, test, sales and marketing services for customers throughout Europe.

Business Developments

On July 15, 2016, we acquired 100% of the outstanding common shares of Mission Technology Group, Inc. (“Magma”). Magma designs, manufactures, and markets industrial grade computer systems and components and operates out of our main facility in Escondido, California.

On April 6, 2017, we formed SkyScale, LLC (“SkyScale”), a High-Performance Computing as a Service (HPCaaS) provider to offer customers world-class, ultra-fast, multi-GPU hardware platforms in the cloud.  SkyScale was jointly owned with Jacoma Investments, LLC, an entity controlled by our board member Jack Harrison.  In accordance with the terms of the operating agreement, Jacoma Investments, LLC agreed to contribute $750,000 in capital and we agreed to contribute $750,000 in the form of credits to purchase equipment, personnel or support services. Each of us received a 50% membership interest.  On December 31, 2018, as a result of changes in the competitive landscape and downward pressure on pricing from large competitors, the members to the joint venture agreement agreed to begin the dissolution of SkyScale.

On May 9, 2017, we entered into an agreement to acquire the source code license to the Ion flash array software from Western Digital.  We plan to continue to develop and sell Ion software with our high-density storage arrays, as well as servicing existing Western Digital software users.  OSS Ion software works with our all-flash storage systems, and provides them with a critical point of differentiation with respect to speed and throughput.  The OSS Ion software leverages flash storage and open server hardware to accelerate applications and SAN performance through sharing or clustering high-speed all-flash storage arrays.  The software supports many major OEM servers and provides an intuitive interface for system users to manage its many features.  Having the Ion software source code and engineering team on-board allows us to strategically grow our all-flash storage business in the many “Big Data” and HPC markets going forward.

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

Subsequent to completion of the Company’s initial public offering in February 2018, the Company used proceeds to pay down the outstanding standing balance of our line of credit of $2,758,517 and other debt obligations $1,096,343.

On February 9, 2018, the underwriters exercised their over-allotment option to purchase an additional 200,000 shares of common stock at the public offering price of $5.00 per share of which 100,000 newly issued shares of common stock were purchased directly from the Company and 100,000 shares were sold by our former CEO’s family trust as selling stockholder.  The Company received gross proceeds of $500,000, which resulted in net proceeds of $465,000 to the Company, after deducting underwriting discounts and commissions of $35,000.

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

In April 2019, certain members of the Company’s Board of Directors executed definitive agreements to commit funds of up to $4,000,000 as a credit facility. The Company initially borrowed $1,150,000 from members of the Board of Directors and $350,000 from other shareholders for a two year period at an interest rate of 9.5% which requires the Company to make monthly principal and interest payment of $69,000 per month. In connection with these loans, the Company issued the note holders warrants to purchase shares of the Company’s common stock equal to 10% of the original principal as a price per share equal to $2.15 per share.  Accordingly, the Company issued to the note holders warrants to purchase 69,766 share of the Company’s common stock.  The relative fair value of the warrants issued was $60,158.

During the year ended December 31, 2019, the Company sold 1,554,832 shares of common stock through this offering for total gross proceeds of $2,700,714, which resulted in net proceeds to the company of $2,488,148, after deducting compensation payable to Noble of $55,127 and other expenses of $157,439.  The Equity Distribution Agreement was terminated on August 26, 2019.

In December 2019, a strain of coronavirus surfaced in China. As a result, there have been numerous factory closures. While many factories were closed for a few days because of the Chinese New Year holiday, the Chinese government ordered that businesses in various areas extend the Chinese New Year holiday due to the coronavirus outbreak and it is possible that the Chinese government will announce new closures in the future. Some of our suppliers in China as well as other locations throughout the world have similarly been affected and experienced closures and risks of labor shortages. If our suppliers experience additional closures in the future, we may have difficulty sourcing materials necessary to fulfill production requirements and meet scheduled shipments, which will negatively affect our revenues. Even if we are able to find alternate sources for such materials, they may cost more, which will affect our profitability. If our suppliers in China and other Asian markets experience additional closures in the future and are not able to accept orders or if they delay or cancel such orders, our revenues will be negatively affected. At this point in time, there is significant uncertainty relating to the potential effect of the coronavirus on our business. Infections may become more widespread and there might be additional factory closures in the future, all of which will have a negative impact on our business, financial condition and operating results.  Additionally, as a result of significant changes in the worldwide capital markets and general business climate, the impact on the future demand for our products is unknown at this time.

On February 15, 2020, Steve Cooper was terminated as President and CEO of One Stop Systems, Inc., and was replaced by David Raun who has become interim CEO of the Company.

Our Business Model

OSS designs, manufactures and sells specialized high-performance edge computing (HPC) systems to customers world-wide.  We differentiate ourselves from other suppliers of HPC solutions by utilizing our high-performance expertise in custom systems design and PCIe expansion to build systems with a greater quantity of PCIe add-in slots, GPU-based compute cards and/or flash cards. Our systems offer industry leading capabilities that occupy less physical space and power consumption.

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

Customer agreements include one vendor managed inventory program. The Company recognizes revenue under this arrangement when all of the following criteria are met: (i) the goods have been identified separately as belonging to the customer; (ii) the goods are ready for physical shipment to the customer; (iii) the Company does not have the ability to direct the goods to another customer; and (iv) the arrangement was requested by the customer and that the customer has sufficiently explained a substantial business purpose for the arrangement.  Management also considers whether the customer's custodial risks are insured and whether modifications to the Company's normal billing and credit terms were required.

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

Cost of revenue

Cost of revenue primarily consists of costs of materials, costs paid to third-party contract manufacturers (which may include the costs of components), and personnel costs associated with manufacturing and support operations. Personnel costs consist of wages, bonuses, benefits, stock-based compensation expenses. Cost of revenue also includes freight, allocated overhead costs and inventory write-offs and changes to our inventory and warranty reserves. Allocated overhead costs consist of certain facilities and utility costs. We expect cost of revenue to increase in absolute dollars with an improvement in margin, as product revenue increases.

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

Other Income (Expense), net

Other income consists of income received for activities outside of our core business.  This includes interest income from investments and finance charges from customers.  Other expense includes expenses for activities outside of our core business.  These expenses consist primarily of loan amortization and interest expense.

Provision for Income Taxes

Provision for income taxes consists of estimated income taxes due to the United States and German governments as well as state tax authorities in jurisdictions in which we conduct business, along with the change in our deferred income tax assets and liabilities.

Results of Operations

Results of operations for the years ended December 31, 2019 and 2018 include Magma, SkyScale (through December 31, 2018 dissolution date), the Ion business from Western Digital on July 1, 2017, Concept Development Inc., which was acquired on August 31, 2018, and Bressner Technology GmbH, which was acquired on October 31, 2018.

Accordingly, the periods presented below are not directly comparable.  After the completion of four quarters, these businesses for both revenue and expense reporting will be treated as organic operating activity for current and comparable historical periods.  The following tables set forth our results of continued operations for the years ended December 31, 2019 and 2018 respectively, presented in dollars and as percentage of net revenue.

The following tables set forth our results of operations for the years ended December 31, 2019 and 2018 respectively, presented in dollars and as a percentage of net revenue.

	For the Year Ended December 31,
	2019	2018
Revenue	$58,308,019	$37,027,382
Cost of revenue	38,905,756	25,692,658
Gross profit	19,402,263	11,334,724
Operating expenses:
General and administrative	8,501,572	6,513,298
Impairment of goodwill	1,697,394	-
Marketing and selling	5,138,762	3,995,258
Research and development	4,843,554	4,001,757
Total operating expenses	20,181,282	14,510,313
Loss from operations	(779,019)	(3,175,589)
Other income (expense):
Interest expense	(165,560)	(65,693)
Other income (expense), net	281,494	271,878
Total other income, net	115,934	206,185
Loss before income taxes	(663,085)	(2,969,404)
Provision (benefit) for income taxes	237,252	(1,396,784)
Net loss	$(900,337)	$(1,572,620)
Net loss attributable to noncontrolling interest	$-	$(436,342)
Net loss attributable to common stockholders	$(900,337)	$(1,136,278)

	For the Year Ended December 31,
	2019	2018
Revenue	100.0%	100.0%
Cost of revenue	66.7%	69.4%
Gross profit	33.3%	30.6%
Operating expenses:
General and administrative	14.6%	17.6%
Impairment of goodwill	2.9%	0.0%
Marketing and selling	8.8%	10.8%
Research and development	8.3%	10.8%
Total operating expenses	34.6%	39.2%
Loss from operations	-1.3%	-8.6%
Other income (expense):
Interest expense	-0.3%	-0.2%
Other income (expense), net	0.5%	0.7%
Total other income, net	0.2%	0.6%
Loss before income taxes	-1.1%	-8.0%
Provision (benefit) for income taxes	0.4%	-3.8%
Net loss	-1.5%	-4.2%
Net loss attributable to noncontrolling interest	0.0%	-1.2%
Net loss attributable to common stockholders	-1.5%	-3.1%

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

Our adjusted EBITDA measure may not provide information that is directly comparable to that provided by other companies in our industry, as other companies in our industry may calculate non-GAAP financial results differently, particularly related to non-recurring and unusual items. Our adjusted EBITDA is not a measurement of financial performance under GAAP, and should not be considered as an alternative to operating income or as an indication of operating performance or any other measure of performance derived in accordance with GAAP. We do not consider adjusted EBITDA to be a substitute for, or superior to, the information provided by GAAP financial results.

	For the Years Ended December 31,
	2019	2018
Net loss attributable to common stockholders	$(900,337)	$(1,136,278)
Depreciation and amortization	1,655,288	1,350,329
Amortization of debt discount	21,303	24,830
Amortization of deferred gain	(57,675)	(134,640)
Impairment of goodwill	1,697,394	-
Stock-based compensation expense	649,469	527,335
Interest expense	165,560	65,693
Interest income	(151,113)	(85,710)
Cost resulting from dissolution of SkyScale	(146,150)	705,309
Acquisition expenses (1)	4,075	664,394
Benefit for income taxes	237,252	(1,396,784)
Adjusted EBITDA	$3,175,066	$584,478

(1)	Expenses incurred in the acquisition of CDI and Bressner.

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

The following table reconciles net loss attributable to common stockholders and diluted earnings per share:

	For the Years Ended December 31,
	2019	2018
Net loss attributable to common stockholders	$(900,337)	$(1,136,278)
Amortization of intangibles	984,065	630,258
Impairment of goodwill	1,697,394	-
Stock-based compensation expense	649,469	527,335
Cost resulting from dissolution of SkyScale	(146,150)	705,309
Acquisition expenses	4,075	664,394
Non-GAAP net income attributable to common stockholders	$2,288,516	$1,391,018

Non-GAAP net income per share attributable to common stockholders:
Basic	$0.15	$0.11
Diluted	$0.14	$0.10
Weighted average common shares outstanding:
Basic	15,148,613	12,586,513
Diluted	16,158,627	13,741,343

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

	For the Year Ended December 31,
Cash flow:	2019	2018	Change
Cash provided by (used in) operating activities	$2,374,868	$(3,890,786)	$6,265,654
Capital expenditures	(2,386,227)	(623,166)	(1,763,061)
Free cash flow	$(11,359)	$(4,513,952)	$4,502,593

Comparison of the Years Ended December 31, 2019 and 2018

	For the Year Ended December 31, 2019					For the Year Ended December 31, 2018
	OSS	Concept Development Inc.	Bressner Technology GmbH	SkyScale	Total	OSS	Concept Development Inc.	Bressner Technology GmbH	SkyScale	Total
Revenue	$37,518,074	$2,537,334	$18,252,611	$-	$58,308,019	$32,357,591	$755,259	$3,756,018	$158,514	$37,027,382
Cost of sales	(22,799,121)	(1,963,691)	(14,142,944)		(38,905,756)	(21,473,133)	(748,230)	(2,796,237)	(675,059)	(25,692,659)
Gross Profit	$14,718,953	$573,643	$4,109,667	$-	$19,402,263	$10,884,458	$7,029	$959,781	$(516,545)	$11,334,723
Gross Margin	39.23%	22.61%	22.52%		33.28%	33.64%	0.93%	25.55%	-325.87%	30.61%

Revenue

For the year ended December 31, 2019, total revenue increased $21,280,637 or 57.5%, as compared to the same period in 2018. The increase in revenue was primarily driven by revenue from acquisitions which provided $16,278,668 of which Bressner contributed $14,496,593 or 39.2 percentage points and CDI contributed $1,782,075 or 4.8 percentage points of the total increase in revenue.  OSS saw an increase in revenue of $5,160,483 or 13.9 percentage points as compared to same period in the prior year.  The majority of this increase is attributable to shipments associated with our flash arrays on our airborne military flash contract as well as improvements in our sales of media and entertainment products.  There was also a small decrease of $(158,514) or a decrease of (0.4) percentage points attributable to SkyScale which has been dissolved.

Cost of revenue and gross profit

Cost of revenue increased by $13,213,097 or 51.4%, for the year ended December 31, 2019 as compared to the same period in 2018. The increase in cost of revenue was primarily driven by cost of revenue from acquisitions which contributed $12,562,168 of which Bressner contributed $11,346,707 or 44.2 percentage points and CDI contributed $1,215,461or 4.7 percentage points of the total increase in cost of revenue.  OSS saw an increase in cost of revenue of $1,325,988 or 5.2 percentage points as compared to same period in the prior year.  This change is attributable to a reduction of $957,693 in applied labor and overhead into inventory from the previous year, offset by costs of goods associated with increased sales of our flash array systems and media and entertainment products in the current year.  There was also a decrease of $(675,059) or a decrease of (2.6) percentage points attributable to SkyScale which has been dissolved.

The overall gross margin percentage increase from 30.6% for the year ended December 31, 2018 to 33.3% for the year ended December 31, 2019, an increase of 2.7 percentage points.  OSS gross margin percentage for the year ended December 31, 2019 was 39.2%, which was 5.6 percentage points more in comparison to the prior year period of 33.6%.  The 5.6 percentage point increase is attributable to change in mix attributable to higher sales of our flash array systems. CDI contributed gross margin at a rate of 22.6% due to cost engineering projects on fixed price contracts, while Bressner contributed gross margin at a rate of 22.5%.

Operating expenses

General and administrative expense

General and administrative expense increased $1,988,274 or 30.5%, for the year ended December 31, 2019 as compared to same period in 2018.  OSS experienced a reduction of $(379,882) or (19.0%) of the total annual increase in these expenses.  The decrease in general and administrative expense for OSS was primarily attributable to not incurring acquisition costs in the current year which was a saving of approximately $628,000 as compared to the prior year, costs associated with the winding down of SkyScale in the prior year which resulted in a savings of approximately $778,000 and a reduction in amortization expense.  These savings were offset by some degree by additional compensation costs and third party service costs associated with being a public company which includes legal, accounting costs, insurance, listing fees and reporting and compliance costs and employee costs. CDI contributed $871,422 or 43.8% which is attributable to a full year of operations as compared to only four months of activity in 2018, as a result of being acquired on August 31, 2018.  Bressner contributed $1,855,458 or 93.3% of the total annual increase, which is attributable to a full year of operations as compared to only two months of activity in 2018, as a result of being acquired on October 31, 2018.  There was also a decrease of $(358,724) or (18.1%) attributable to SkyScale which has been dissolved. Overall general and administrative expenses decreased as a percentage of revenue to 14.6% during the year ended December 31, 2019 as compared to 17.6% during the same period in 2018.

Impairment of goodwill

During the current year, the Company took a write-down of $1,697,394 attributable to impairment of goodwill of CDI due to a short-fall in the actual overall financial performance of CDI as compared to plan, a recurring need for working capital, and a decrease in the overall Company’s stock price.  There was no such impairment charge in 2018.

Marketing and selling expense

Marketing and selling expense increased $1,143,234 or 28.6% during the year ended December 31, 2019 as compared to the same period in 2018.  OSS had an increase of $172,128 or 15.1% of the total increase.  There was also a reduction in marketing and selling expense of $(132,004) or (11.6%) as a result of the dissolution of SkyScale.  CDI’s marketing expense for the year ended December 31, 2019 increased $195,295 or 17.1%, which represented twelve months of activity as compared to the prior year which included only four months of activity.  Bressner contributed $907,815 or 79.4% which represented twelve months of activity as compared to the prior year which included only two months of activity.  Overall, total marketing and selling expense decreased as a percentage of revenue to 8.8% during the year ended December 31, 2019 as compared to 10.8% during the same period in 2018.

Research and development expense

Research and development expense increased by $841,799 or 21% during the year ended December 31, 2019 as compared to same period in 2018.  OSS saw an increase of $291,643 or 34.7%.  The increase was largely driven by increased employee compensation costs.  CDI contributed $240,154 or 28.5% of the annual increase while Bressner contributed $310,002 or 36.8% of the annual increase for 2019. Overall, total research and development expense decreased as a percentage of revenue to 8.3% during the year ended December 31, 2019 as compared to 10.8% during the same period in 2018.

Interest expense

Interest expense increased $99,867 or 152% for the year ended December 31, 2019 as compared to the same period in 2018.  The Company borrowed $1,500,000 from individuals and related parties at an annual interest rate of 9.5%, additionally, warrants of 10% of the value of the borrowing were also granted.  The fair value of the warrants is amortized over the life of the loans and such costs are included as interest expense.  On October 31, 2018, the Company acquired Bressner which has a line of credit and certain term loans outstanding and as a result, incurred interest charges of $39,292 during the year.  The outstanding debt associated with OSS in 2018 was paid down in its entirety with proceeds from its public offering in February 2018.

Other income (expense), net

Other income (expense), for the year ended December 31, 2019 resulted in income of $281,494 as compared to $271,877 in the same period in 2018.  The majority of the income for the current year is attributable to interest earned by OSS of $151,113 on deposits, and interest on outstanding customer invoices that were on extended terms.  Additionally, the Company recognized a benefit of $208,332 from estimated expenses that had been accrued in the dissolution process of SkyScale which were not realized. This other income was offset during the period by foreign currency transactions losses.

Provision for income taxes / Income tax benefits

We have recorded an income tax benefit of $54,055, for the year ended December 31, 2019 as compared to tax benefits of $1,396,784, for the same period in 2018.  The provision for the current period is attributable to annual taxable income for 2019 of $1,772,975 with a projected tax rate of 13.4%.  The projected effective tax rate for the year differs from the statutory rate mainly due to permanent non-deductible goodwill amortization for Bressner Technology GmbH, income from the Global Intangible Low-Taxed Income inclusion, as well as projecting federal, foreign and state tax liabilities for the year.

Liquidity and capital resources

Given our recent operating losses, the Company’s primary sources of liquidity have been provided by (i) the Company’s February 2018 initial public offering (net proceeds were approximately $16,100,000), (ii) March 2019 notes payable from members of the Board of Directors and others of $1,500,000, and (iii) the June 2019 sale of 1,554,832 shares of the Company’s common stock for net cash proceeds of $2,488,148.

As of December 31, 2019, the Company’s cash and cash equivalents were approximately $5,200,000 and working capital approximated $14,000,000.  Cash and cash equivalents held by Bressner totaled $745,000 (USD) at December 31, 2019, and Bressner’s debt covenants do not permit the use of those funds by its parent company. During the year ended December 31, 2019, the Company experienced an operating loss of $779,000, but cash flows provided by operating activities approximated $2,400,000.

The Company’s revenue growth, inclusive of two acquisitions made in 2018, has resulted in growth of the Company as a whole, but has been offset by increased spending in all areas of operating expenses:  general and administrative, marketing and selling, and research and development.  Further, in late 2019, a novel strain of coronavirus was first detected in Wuhan, China. Following the outbreak of this virus, governments throughout the world, including in the United States of America, have quarantined certain affected regions, restricted travel and imposed significant limitations on other economic activities. The Company’s operations team is closely monitoring the potential impact to the Company’s business, including its cash flows, supply chains, customers and employees. Though management has successfully managed through the current known impacts, if the situation further deteriorates or the outbreak results in further restriction on both supply and demand factors, our cash flows, financial position and operating results for fiscal year 2020 and beyond will be negatively impacted. Neither the length of time nor the magnitude of the negative impacts can be presently determined.

Management’s plans with respect to the above is to continue its efforts to restructure the Company with the primary objectives of reducing costs, conserving cash, strengthening margins, and improving company-wide execution.  Specific actions already implemented by management include the deferral of certain executive and Board compensation payments, a freeze on hiring and minimizing overtime, travel and entertainment, and contractor costs.  In addition, management continues to review its expenses on a line item-by-line item basis for cost reduction opportunities, as well as opportunities to increase efficiencies through automation.

While management expects these actions to result in prospective cost reductions, management is also committed to securing debt and/or equity financing to ensure that liquidity will be sufficient to meet the Company’s cash requirements through at least a period of the next twelve months. Management believes potential sources of liquidity include at least the following:

▪

In March 2019, the Company received funding commitments in the amount of $4,000,000 from members of the Board of Directors, of which $1,500,000 has been drawn through December 31, 2019. As of March 26, 2020, management expects that $750,000 of such commitments are currently available to the Company.

▪

In March 2020, the Company signed a term sheet with Ayrton Capital LLC for a $5.0 million non-interest bearing convertible note with a 10% original issue discount.  The first tranche of $3.0 million is available upon closing with $2.0 million available seven months from the date of closing at the option of the Company. The note is repayable in twenty-two installments beginning three months after closing. While this transaction has not been completed as of March 26, 2020, management expects that the transaction will close prior to April 15, 2020.

▪

In May 2019, the Company filed a Form S-3 prospectus with the Securities and Exchange Commission which became effective on June 19, 2019, and allows the Company to offer up to $100,000,000 aggregate dollar amount of shares of its common stock or other financial instruments.

As a result of management’s cost reduction plans, the Company’s potential sources of liquidity and management’s most recent cash flow forecasts, management believes that the Company has sufficient liquidity to satisfy its anticipated cash requirements for at least the next twelve months. However, there can be no assurance that management’s cost reduction efforts will be effective, the forecasted cash flows will be achieved, or that external sources of financing, including the issuance of debt and/or equity securities, will be available at times and on terms acceptable to the Company, or at all.

The following table summarizes our cash flows for the years ended December 31, 2019 and 2018:

	For the Year Ended December 31,
Cash flows:	2019	2018
Net cash provided by (used in) operating activities	$2,374,868	$(3,890,786)
Net cash used in investing activities	$(2,385,177)	$(5,909,192)
Net cash provided by financing activities	$2,922,101	$11,900,178

Operating Activities

During the year ended December 31, 2019, we generated $2,374,868 in cash from operating activities, an increase in cash of $6,265,654 when compared to the cash used in operating activities of $3,890,786 during the same period in 2018. The increase in cash provided by operating activities was primarily a result of a reduction in working capital requirements of $2,392,755, a reduction in net loss of $235,941, and an increase in non-cash adjustments of $3,636,958.  Non-cash adjustments include increases of $4,049,059 comprised of the loss attributable to noncontrolling interest, deferred benefit for income taxes, loss on foreign currency transactions, provision for bad debt, impairment of goodwill, amortization of deferred gain, depreciation and amortization, inventory reserves, stock-based compensation expense an unrealized loss on forward currency contracts.  These increases were offset by $(412,101) in decreases in non-cash adjustments attributable to, gain on disposal of property and equipment, provision, warranty reserves, and amortization of debt discount.

Working capital requirements decreased overall by $2,392,755.  The sources of working capital of $3,770,079 were attributable to reductions in accounts receivable and prepaids and other assets, and increases in accounts payable for the comparable period.  These sources were offset by uses of working capital due to increased inventory levels and reduced accrued expenses and other liabilities of $1,377,324.

Our ability to generate cash from operations in future periods will depend in large part on our profitability, the rate and timing of collections of our accounts receivable, our inventory turns and our ability to manage other areas of working capital including accounts payable.

Investing Activities

During the year ended December 31, 2019, we used cash of $2,385,177 in investing activities as compared to $5,909,192 used during the same period in 2018, a decrease of $1,850,567. The expenditures in the current year are primarily due to tenant improvements to our headquarter facility and software costs and external consulting costs associated with the implementation of our ERP system for which phase one of the project was substantially completed in 2019.  We currently do not anticipate any other significant purchases of equipment nor expansion of our ERP system beyond completion of phase II of the project, which is the integration of certain sales functions.

Financing Activities

During the year ended December 31, 2019, we generated $2,922,101 from financing activities as compared to the cash generated of $11,900,178 during the same period in 2018.  During the year ended December 31, 2019, we raised $1,500,000 from individuals and related parties through the issuance of notes payable that bear interest at an annual rate of 9.5% and are repaid through 24 months monthly installments.  Additionally, during the third quarter of the year, the Company sold 1,554,832 shares of common stock for total gross proceeds of $2,700,714, which after commissions to brokers and other expenses resulted in net proceeds to us of $2,488,148.  The Company also received proceeds of $47,334 from the exercise of warrants and stock options.

Bressner increased borrowing under its lines of credit for the purchase of inventories and also borrowed funds through term loans at interest rates of 2.125% - 2.250% that are repaid through monthly installments of up to 24 months.

During year ended December 31, 2018, the Company received proceeds from the sale of common stock in our initial public offering of $19,500,000 which was offset by our stock issuance costs for commissions and third party professional services.  We also received $113,168 from the exercise of warrants and stock options.  With the proceeds from our initial public offering, we paid off our line of credit and retired all outstanding debt obligations.

Contractual obligations and commitments

The following table sets forth our non-cancellable contractual obligations as of December 31, 2019.

Contractual Obligations:	Total	Less than 1 year	1-3 years	3-5 years	More than 5 Years
Notes payable	$2,327,288	$1,969,271	$358,017	$-	$-
Operating leases	2,414,835	713,471	1,489,630	211,734	-
Total	$4,742,123	$2,682,742	$1,847,647	$211,734	$-

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

Stockholder transactions

Effective August 1, 2016, we entered into a management services agreement with a company owned by the former Chief Executive Officer of Magma.  The agreement called for payments of $180,000 per year for the first two years paid in monthly installments.  In year three, the amount was reduced to $37,500 for the year paid in monthly installments.  Additionally, we granted 30,000 options in conjunction with execution of this agreement.  Payments for the years ended December 31, 2019 and 2018 were $21,875 and $120,635, respectively. Such management services agreement has been now fully completed.

In April 2019, certain members of the Company’s Board of Directors executed definitive agreements to commit funds of up to $4,000,000 as a credit facility. The Company initially borrowed $1,150,000 from members of the Board of Directors and $350,000 from other shareholders for a two year period at an interest rate of 9.5% which requires the Company to make monthly principal and interest payment of $69,000 per month. In connection with these loans, the Company issued the note holders warrants to purchase shares of the Company’s common stock equal to 10% of the original principal as a price per share equal to $2.15 per share.  Accordingly, the Company issued to the note holders warrants to purchase 69,766 shares of the Company’s common stock.  The relative fair value of the warrants issued was $60,158.

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

Customer agreements include one vendor managed inventory program. The Company recognizes revenue under this arrangement when all of the following criteria are met: (i) the goods have been identified separately as belonging to the customer; (ii) the goods are ready for physical shipment to the customer; (iii) the Company does not have the ability to direct the goods to another customer; and (iv) the arrangement was requested by the customer and that the customer has sufficiently explained a substantial business purpose for the arrangement.  Management also considers whether the customer's custodial risks are insured and whether modifications to the Company's normal billing and credit terms were required.

Revenues on certain fixed-price contracts where we provide engineering services, prototypes and completed products are recognized based upon percentage of completion or based upon milestones delivered that are provided during the period and compared to milestone goals to be provided over the entire contract. These services require that we perform significant, extensive and complex design, development, modification or implementation of our customers’ systems. Performance will often extend over long periods of time, and our right to receive future payment depends on our future performance in accordance with the agreement.

The percentage-of-completion methodology involves recognizing probable and reasonably estimable revenue using the percentage of services completed, on a current cumulative cost to estimated total cost basis, using a reasonably consistent profit margin over the performance period. Due to the long-term nature of these projects, developing the estimates of costs often requires significant judgment. Factors that must be considered in estimating the progress of work completed and ultimate cost of the projects include, but are not limited to, the availability of labor and labor productivity, the nature and complexity of the work to be performed and the impact of delayed performance. If changes occur in delivery, productivity or other factors used in developing the estimates of costs or revenues, we revise our cost and revenue estimates, which may result in increases or decreases in revenues and costs, and such revisions are reflected in earnings in the period in which the revision becomes known.

On certain contracts with several of the Company’s significant customers, the Company receives payments in advance of manufacturing. Advanced payments are recorded as deferred revenue until the revenue recognition criteria described above has been met.

Related billings that are in excess of revenue earned are deferred and recorded as a liability on the consolidated balance sheet until the related services are provided. Deferred revenue was $24,718 and $133,995 as of December 31, 2019 and 2018, respectively. The Company recognizes revenues for non-refundable, upfront implementation fees on a straight-line basis over the period beginning with initiation of ongoing services through the end of the contract term.

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

Goodwill, Intangible Assets and Long-lived Assets

We evaluate our goodwill, intangible and long-lived assets for impairment when events or circumstances arise that indicate our goodwill, intangible and long–assets may be impaired. Indicators of impairment include, but are not limited to, a significant deterioration in overall economic conditions, a decline in our market capitalization, the loss of significant business, significant decreases in funding for our contracts, or other significant adverse changes in industry or market conditions.  Regardless, goodwill is tested for potential impairment at least annually.

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

Concentration of credit risk

Financial instruments that potentially expose us to concentrations of credit risk consist principally of cash, cash equivalents and accounts receivable. We place our cash and cash equivalents with financial institutions with high credit quality. At December 31, 2019 and 2018, we had $5,185,321 and $2,272,256 respectively, of cash and cash equivalents on deposit or invested with our financial and lending institutions.  In Germany, the deposit insurance is €100,000 per bank, per customer.  Bressner has funds on deposit in both Euro and U.S. dollar denominations of €508,316 (US$570,686) with banks in excess of the insurance limits.

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

Derivative Financial Instruments

We employ derivatives to manage certain currency market risks through the use of foreign exchange forward contracts. We do not use derivatives for trading or speculative purposes. Our derivatives are designated as a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (cash flow hedge). We hedge a portion of the exchange risk involved in anticipation of highly probable foreign currency-denominated transactions. In anticipation of these transactions, we enter into foreign exchange contracts to provide currency at a fixed rate.

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

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal controls over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Internal control over financial reporting is a process designed under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.  Because of its inherent limitations, internal controls over financial reporting may not prevent or detect all misstatements.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.  We have conducted an evaluation of the effectiveness of our internal control over financial reporting.  Based on our evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2019.

Attestation Report of the Registered Public Accounting Firm

This annual report does not include an attestation report of our independent registered public accounting firm due to an exemption established by the JOBS Act for “emerging growth companies.”

Changes in Internal Control over Financial Reporting

There have been changes in our internal control over financial reporting during the year ended December 31, 2019, that management expects will improve our internal control over financial reporting.   Specifically, management expects that the following actions will improve key internal controls:

•In October 31, 2018, the Company contracted for a new Enterprise Resource Planning (ERP) and accounting system with Infor.  The implementation of the company-wide system allowed the Company to improve management and accounting controls over manufacturing and reporting.  The initial implementation phase which included the financial, provisioning and manufacturing modules was completed in the fourth quarter of 2019.

•To improve the control environment surrounding segregation of duties, supervision and expertise, we have implemented new processes and procedures concurrent with the implementation of our new ERP system and have introduced best practices to conform with the control features that are inherent in the ERP system.  In June 2018, we hired a controller for the Company who is responsible for the day-to-day activities and supervision of the Accounting Department.  With this introduction of additional personnel, incompatible functions with respect to the segregation of duties and the recording of a transaction (including the review and approval processes) have been assigned to different personnel to strengthen the control environment.

•With the introduction of a robust ERP system, the Company now has material resource planning tools and tools to monitor labor inputs and production efficiencies. To strengthen the control environment surrounding inventory and inventory valuation, we continue to evolve a new analytical process to identify slow-moving and obsolete inventory and we have re-evaluated our methodology of applying labor and overhead to work-in-process and finished goods inventory.  We are also continuing to strengthening the controls regarding physical verification of inventory on-hand by introducing cycle counts and doing periodic inventory counts.

•On February 13, 2019, our Board of Directors decided, based on the recommendation of its Nominating and Governance Committee, to separate the roles of Chairman of the Board and Chief Executive Officer. We believe the appointment of an independent director as our Chairman and the separation of roles further solidifies the segregation of duties and board oversite as it relates to internal controls over financial reporting.

Management’s goal is to continue to improve upon our internal control environment as we refine our processes and procedures to address our growing business and operations in other geographies. As we continue to evaluate and take actions to improve our internal control over financial reporting, we may determine to take additional actions to address control deficiencies or determine to modify our plan based upon changes in our internal control environment.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Executive Officers and Directors

The following table sets forth the names, ages, and positions of our executive officers and directors as of February 29, 2020. There are no arrangements, agreements or understandings between non-management security holders and management under which non-management security holders may directly or indirectly participate in or influence the management of our affairs. There are no arrangements or understandings between any director and any other person pursuant to which any director or executive officer was or is to be selected as a director or executive officer, as applicable. There currently are no legal proceedings, and during the past ten years there have been no legal proceedings that are material to the evaluation of the ability or integrity of any of our directors or director nominees.

Name	Age	Position
Executive Officers
David Raun (1)	58	Interim Chief Executive Officer
John W. Morrison, Jr.	62	Chief Financial Officer
Jim Ison	50	Chief Sales & Marketing Officer

Non-Employee Directors
Kenneth Potashner (2)(3)(4)	62	Chairman
John Reardon	59	Director
Kimberly Sentovich (2)(3)(4)	52	Director
Jack Harrison (2)(3)(4)	64	Director
Steve Cooper (1)	62	Director

(1)

On February 15, 2020, Mr. Cooper was terminated as President and CEO of One Stop Systems, Inc., but will remain as a member of the board of directors.  Mr. Cooper was replaced by Interim CEO David Raun, a member of the board of directors.  Mr. Raun was replaced on relevant Board committees as a result of his appointment as Interim CEO.

(2)	Member of the Nominating and Corporate Governance Committee.
(3)	Member of the Compensation Committee.
(4)	Member of the Audit Committee.

Executive Officers

David Raun has served as our interim chief executive officer since his appointment on February 15, 2020.  Mr. Raun formerly served as the audit chair on the One Stop Systems board of directors and will remain as a director.  Mr. Raun was with PLX Technology, Inc., a publicly traded company on Nasdaq, from 2004-2014 where he eventually became president, chief executive officer and a director. In this role, he led the company to an acquisition by Avago (now Broadcom) after driving the company to large PCI Express market share, record revenues and profits.  This PCIe switch leadership position at PLX makes him very familiar with the OSS markets and the components he defined and marketed are key to many of OSS products.  Mr. Raun also served as chief operations officer at Home Bay Technologies, an on-line technology based real estate company in 2019.  Prior to Home Bay, he was the president, COO and interim chief financial officer at ASSIA, Inc. a Silicon Valley-based SaaS providers from 2016-2018.  Here he led a turnaround driving to record revenues and sizable operating margins.  Prior to these roles he had multiple VP of Marketing, Business Development, Corporate Development and Sales roles.  He was chairman of the board at Kilopass, a semiconductor IP supplier until they were acquired by Synopsys in 2018.  Mr. Raun holds a B.S. in computer and electrical engineering from University of California, Santa Barbara. David Raun has more than 24 years of experience at senior management and board levels in public and private companies including over 10 M&A/fund raising events which is a great benefit to OSS.

John W. Morrison, Jr. has served as our chief financial officer since September 1, 2017. Mr. Morrison is a CPA with more than 30 years’ experience in public accounting and all aspects of financial reporting and financing. From June 2014 to September 2017, he served as the chief financial and operations officer for Carol Cole Company. Prior to Carol Cole, he served as a consultant to various private companies regarding their financial and operational affairs. From January 2013 to September 2013 he served as the chief financial officer of Gen-E, an information technology and services company.  Mr. Morrison also served as the executive vice president and chief financial officer for the Kelley Blue Book Company for 11 years. He began his career working 15 years for the public accounting firm PricewaterhouseCoopers (now PwC) both in the U.S. and Asia. Mr. Morrison holds a B.S. in accounting and business management and MACC in Accounting from Brigham Young University.

Jim Ison, has been with OSS since 2004 and currently serves as the Chief Sales and Marketing Officer.  Mr. Ison has 28 years' combined sales, product management and marketing management experience in leading-edge large-scale electronic systems using breakthrough technologies. His expertise covers government, communications and HPC markets with particular focus on AI applications in unique environments. Prior to OSS, Mr. Ison held senior sales and marketing positions for Ziatech and Rittal. During the 15 years in OSS management, he has led the technological evolution and integration of OSS' many mergers and acquisitions. Mr. Ison holds a bachelor's degree in Aeronautical Engineering from CalPoly SLO and an MBA from University of Florida.

Board of Directors

Kenneth Potashner has served as Chairman of our board of directors since May 2019.  Mr. Potashner has extensive BOD experience in high growth, high technology global organizations. He has served as Chairman of Newport Corporation where he provided 18 years of service culminating in the sale of Newport in 2016 for $980M.  Mr. Potashner was Chairman of Maxwell Technologies and directed it through a period of rapid expansion. He has also served on the BOD of California Micro Devices, SonicBlue Inc, and Singapore Technologies, all publicly traded companies.  Mr. Potashner is currently serving as the Executive Chairman of Home Bay Technologies.  He has also has served on the Board of many private companies as well including  DynaOptics, MyOffice.com, Underground Elephant, Lumedyne, Events.com,  and several others. Several of the private companies that Mr. Potashner has had affiliations with have achieved successful exits or significant financings.  Mr. Potashner has a BSEE from Lafayette College and an MSEE from SMU, Executive certifications from Columbia and INSEAD in Lausanne, Switzerland. He also has an Advanced Professional Director certification from American Board of Directors.

John Reardon has served on our board of directors since 2000.  As an early investor in OSS, John Reardon has served as a member of the board since 2000.  During his service, Mr. Reardon introduced and/or aided in a number of key acquisitions that transitioned the OSS to a leading IP company.  Mr. Reardon, having extensive industry knowledge continues to aid the company with its strategic vision.  Corporate Director’s Forum recognized this contribution by awarding him the Director of the Year Award.  He has served on numerous Public and Private boards throughout his career that include Neonode, (Nasdaq, Neon) a company located in Stockholm, Sweden and SBE, Inc. (Nasdaq, SBEi) a telecommunications company located in San Ramon, California.  Mr. Reardon founded RTC Media in 1986 after graduating from National University with a Bachelor’s in Marketing.   Moving through the millennium, RTC was expanded to include Europe and Asia as key markets.  Today RTC Media continues its history as a technical marketing firm for the Military and Embedded space through its publications and content generation.  After 15 years of volunteering as a Senior Mentor through Chairman’s Round Table, Mr. Reardon has aided over 2-dozen San Diego tech CEO’s with their strategic goals.  Mr. Reardon continues to reside in Carlsbad, California with his wife and four children.

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

Steve Cooper served on our board of directors since inception and previously as our chief executive officer and president from 1998 until February 15, 2020.  He brought more than 40 years of experience running high technology, high growth rate businesses as a technologist with a long record of technical innovations, including multiple patents. Mr. Cooper began his career with Intel and RadiSys in engineering, marketing and technology roles. He has authored and published more than 30 articles and technical conference papers dealing with computer technology, fault-tolerant computer architectures, bus interfacing standards, open systems and related business and technology issues. He holds a B.S. in electrical engineering from the University of California at Santa Barbara.

Board Composition and Election of Directors

Director Independence

Our board of directors currently consists of six (6) members. Our board of directors has determined that Kenneth Potashner, Jack Harrison, and Kim Sentovich are all independent directors in accordance with the listing requirements of The Nasdaq Capital Market. The Nasdaq independence definition includes a series of objective tests, including that the director is not, and has not been for at least three years, one of our employees and that neither the director nor any of his family members has engaged in various types of business dealings with us. In addition, as required by Nasdaq rules, our board of directors has made a subjective determination as to each independent director that no relationships exist, which, in the opinion of our board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In making these determinations, our board of directors reviewed and discussed information provided by the directors and us with regard to each director’s business and personal activities and relationships as they may relate to us and our management.  Pursuant to a Form 8-K filed with the Securities and Exchange Commission on February 21, 2020, we disclosed that we are currently not in compliance with Nasdaq’s majority independent board requirements as a result of the appointment of Mr. Raun, a former independent director, to the role of Interim CEO.  Mr. Raun will regain his director independence if he is in interim CEO role less than one year.  We requested and have been granted a cure period to regain compliance with this standard and expect to do so by our next annual shareholder meeting tentatively scheduled for May 20, 2020.

Except for the following, there are no family relationships among any of our directors of executive officers.  John Reardon, a director of the Company, and James Reardon, President of the CDI Division of the Company are brothers.  Upon acquisition of CDI and James Reardon’s affiliation with the Company, John Reardon was no longer deemed an independent director of the Company.

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

The members of our audit committee are Mr. Potashner, Mr. Harrison and Ms. Sentovich. Ms. Sentovich serves as the chairwoman of the committee. All members of our audit committee meet the requirements for financial literacy under the applicable rules and regulations of the SEC and The Nasdaq Capital Market. Our board of directors has determined that Ms. Sentovich is an “audit committee financial expert” as defined by applicable SEC rules and has the requisite financial sophistication as defined under the applicable Nasdaq rules and regulations. Our board of directors has determined that Mr. Potashner, Mr. Harrison and Ms. Sentovich are independent under the applicable rules of the SEC and The Nasdaq Capital Market.  We are currently in compliance with Nasdaq rules and Rule 10A-3 due to the fact that all members of our audit committee have been deemed independent by our board of directors. The audit committee operates under a written charter that satisfies the applicable standards of the SEC and The Nasdaq Capital Market.

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

The members of our compensation committee are Ms. Sentovich, Mr. Harrison, and. Mr. Potashner. Mr. Potashner serves as the chairperson of the committee. Our board of directors has determined that Ms. Sentovich, Mr. Harrison, and Mr. Potashner are independent under the applicable rules and regulations of The Nasdaq Capital Market and all current members qualify as a “non-employee director” as defined in Rule 16b-3 promulgated under the Exchange Act. Our board of directors has determined that each of the members of our compensation committee is an “outside director” as that term is defined in Section 162(m) of the U.S. Internal Revenue Code of 1986, as amended, or Section 162(m).  We are currently in compliance with Nasdaq rules due to the fact that all members of our compensation committee have been deemed independent by our board of directors. The compensation committee operates under a written charter, which the compensation committee will review and evaluate at least annually.

Nominating and Corporate Governance Committee

The nominating and corporate governance committee is responsible for assisting our board of directors in discharging the board of directors’ responsibilities regarding the identification of qualified candidates to become board members, the selection of nominees for election as directors at our annual meetings of stockholders (or special meetings of stockholders at which directors are to be elected), and the selection of candidates to fill any vacancies on our board of directors and any committees thereof. In addition, the nominating and corporate governance committee is responsible for overseeing our corporate governance policies, reporting and making recommendations to our board of directors concerning governance matters and oversight of the evaluation of our board of directors.  In February 2020, this committee added risk assessment and management to their charter.

The members of our nominating and corporate governance committee are Ms. Sentovich, Mr. Potashner, and Mr. Harrison.  Mr. Harrison serves as the chairman of the committee. Our board of directors has determined that Ms. Sentovich, Mr. Potashner, and Mr. Harrison and are independent under the applicable rules and regulations of The Nasdaq Capital Market relating to nominating and corporate governance committee independence.  We are currently in compliance with Nasdaq rules due to the fact that all members of our nominating and corporate governance committee have been deemed independent by our board of directors. The nominating and corporate governance committee operates under a written charter, which the nominating and corporate governance committee will review and evaluate at least annually.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Exchange Act, directors, executive officers and beneficial owners of 10% or more of our common stock, or reporting persons, are required to report to the SEC on a timely basis the initiation of their status as a reporting person and any changes with respect to their beneficial ownership of our common stock. Based solely on our review of copies of such forms that we have received, or written representations from reporting persons, we believe that during the fiscal year ended December 31, 2019, all executive officers, directors and greater than 10% stockholders complied with all applicable filing requirements, other than each of Kimberly Sentovich, Barbara D’Amato, John Morrison, Jim Ison and Josef Bressner filed one (1) late report, John Reardon, Randy Jones and James Reardon filed two (2) reports, David Raun filed three (3) late reports and Ken Potashner, Jack Harrison and Steve Cooper each filed four (4) late reports.  There were no known failures to file a required form.

ITEM 11. EXECUTIVE COMPENSATION.

This section discusses the material components of the executive compensation program for our executive officers who are named in the “Summary Compensation Table” below. In 2019, our “named executive officers” and their positions were as follows:

•	Steve Cooper, Former President and Chief Executive Officer;
•	John W. Morrison Jr. Chief Financial Officer and Treasurer
•	Jim Ison, VP of Sales and Marketing.

This discussion may contain forward-looking statements that are based on our current plans, considerations, expectations and determinations regarding future compensation programs. Actual compensation programs that we adopt in the future may differ materially from the currently planned programs summarized in this discussion.

Summary Compensation Table

The following table provides information regarding the total compensation for services rendered in all capacities that was earned by each individual who served as our principal executive officer at any time in 2019 and 2018, and our two other most highly compensated executive officers who were serving as executive officers as of December 31, 2019 and 2018.  These individuals are our named executive officers for both 2019 and 2018.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($) (2)	Total ($)
Steve Cooper (3)	2019	$337,314	$82,201	$72,900	$-	$23,692	$516,107
Former President and Chief Executive Officer	2018	$300,984	$38,523	$125,100	$-	$34,731	$499,338

Jim Ison	2019	$248,852	$30,577	$24,300	$-	$34,689	$338,418
Chief Sales and Marketing Officer	2018	$221,587	$14,799	$41,700	$-	$30,097	$308,183

John W. Morrison Jr.	2019	$270,382	$37,838	$36,450	$-	$35,944	$380,614
Chief Financial Officer	2018	$247,083	$16,131	$413,000	$-	$33,199	$709,413

(1)

Amounts reflect the full grant-date fair value of stock awards granted during the relevant fiscal year computed in accordance with ASC Topic 718, rather than the amounts paid to or realized by the named individual. We provide information regarding the assumptions used to calculate the value of all stock awards and option awards made to our officers in Note 9 to the audited consolidated financial statements for the year ended December 31, 2019 contained elsewhere in this Annual Report.

(2)	Represents payment of health insurance premiums and 401(k) contributions.
(3)

On February 15, 2020, Mr. Cooper was terminated as President and CEO of One Stop Systems, Inc., but will remain as a member of the board of directors.  Mr. Cooper was replaced by Interim CEO David Raun, a member of the board of directors.

Narrative Disclosure to Compensation Tables

Employment Agreements

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

Executive Employment Agreement with John Morrison

Mr. Morrison is entitled to a base salary of $290,000, as approved by the Board of Directors on February 13, 2019, and subsequent annual increases as determined by the compensation committee and a target quarterly bonus in the amount of 35% of his quarterly base salary. The target quarterly bonus is based on Mr. Morrison’s performance, as determined by the board of directors in its sole discretion, against fundamental corporate and/or individual objectives to be determined by the board of directors. Mr. Morrison is eligible to participate in our 2017 Equity Incentive Plan subject to the discretion of the board of directors if and when the board of directors determines to make a grant to him.

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

Executive Employment Agreement with Jim Ison

Mr. Ison is entitled to a base salary of $275,000, as approved by the Board of Directors on February 13, 2019, and subsequent annual increases as determined by the compensation committee and a target quarterly bonus in the amount of 25% of his quarterly base salary. The target quarterly bonus is based on Mr. Ison’s performance, as determined by the board of directors in its sole discretion, against fundamental corporate and/or individual objectives to be determined by the board of directors. Mr. Ison is eligible to participate in our 2017 Equity Incentive Plan subject to the discretion of the board of directors if and when the board of directors determines to make a grant to him.

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

Annual Cash Bonus

For 2019 and 2018, Mr. Cooper, Mr. Ison and Mr. Morrison were eligible for bonuses. The executives’ bonuses for 2019 and 2018 were determined at the discretion of our board of directors based on its assessment of our corporate performance. Based on this assessment, our board of directors determined to award and paid Mr. Cooper a bonus of $81,869 and $38,523 for 2019 and 2018, respectively representing 24.3% and 12.8% of his paid salary for 2019 and 2018; Mr. Ison a bonus of $30,060 and $14,799, representing 12.3% and 6.6% of his paid salary for 2019 and 2018, respectively and Mr. Morrison received a bonus of $37,326 and $16,131, of his paid salary representing 14.0% and 6.5% for 2019 and 2018, respectively.

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

On February 13, 2019, Mr. Cooper received a restricted stock unit (RSU’s) grant of 30,000 shares of our common stock.   The RSU’s vest over three years, with equal quarterly installments over a period of three years, subject to his continued employment with us on each vesting date.

On April 11, 2018, Mr. Ison received a restricted stock unit (RSU’s) grant of 10,000 shares of our common stock.   The RSU’s vest over three years, with equal quarterly installments over a period of three years, subject to his continued employment with us on each vesting date.

On February 13, 2019, Mr. Ison received a restricted stock unit (RSU’s) grant of 15,000 shares of our common stock.   The RSU’s vest over three years, with equal quarterly installments over a period of three years, subject to his continued employment with us on each vesting date.

On February 10, 2020, Mr. Ison received a restricted stock unit (RSU’s) grant of 15,000 shares of our common stock.   The RSU’s vest over three years, with equal semi-annual installments over a period of three years, subject to his continued employment with us on each vesting date.

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

On February 13, 2019, Mr. Morrison received a restricted stock unit (RSU’s) grant of 15,000 shares of our common stock.   The RSU’s vest over three years, with equal quarterly installments over a period of three years, subject to his continued employment with us on each vesting date.

On February 10, 2020, Mr. Morrison received a restricted stock unit (RSU’s) grant of 15,000 shares of our common stock.   The RSU’s vest over three years, with equal semi-annual installments over a period of three years, subject to his continued employment with us on each vesting date.

Stock awards granted to our named executive officers may be subject to accelerated vesting in certain circumstances. For additional discussion, please see “– Employment Agreements” above and “– Change in Control Benefits” below.

Prior to our initial public offering, we adopted a 2017 Equity Incentive Plan, in order to facilitate the grant of cash and equity incentives to directors, employees (including our named executive officers) and consultants of our company and certain of its affiliates to enable our company and certain of its affiliates to obtain and retain services of these individuals, which is essential to our long-term success. For additional information about the 2017 Equity Incentive Plan, please see the section titled “Incentive Award Plans” below.

Other Elements of Compensation

Retirement Plans

We have a 401(k) retirement plan. Under the terms of the plan, eligible employees may defer up to 20% of their pre-tax earnings, subject to the Internal Revenue Service annual contribution limit. Additionally, the Plan allows for discretionary matching contributions by us. In 2019 and 2018, the matching contribution was increased to 100% of the employee’s contribution up to a maximum of 5% of the employee’s annual compensation.

Employee Benefits and Perquisites

Our named executive officers are eligible to participate in our health and welfare plans which include health, vision, dental, disability, flex-spending, life insurance and 401(k) plan.

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

Outstanding Equity Awards at Fiscal Year End

The following table summarizes the number of shares of common stock underlying outstanding equity incentive plan awards for each named executive officer as of December 31, 2019.

	Option Awards						Stock Awards
Name	Grant Date	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity Incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option Exercise Price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares of units of stock that have not vested ($)	Equity Incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity Incentive plan awards: Market or payout value of unearned share, units or other right that have not vested ($)
Steve Cooper	12/7/2011	200,000			$0.76	12/6/2021
	1/18/2012	100,000			$0.76	1/17/2022
	7/16/2014	180,000			$0.46	7/15/2024
	4/2/2016	90,000		-	$1.08	4/1/2026
	4/18/2017	37,500		7,500	$1.95	4/17/2027
	4/11/2018					4/10/2028	15,000	30,300
	2/13/2019					2/13/2019	25,000	50,500

	10/1/2012	27,460			$0.76	9/30/2022
Jim Ison	7/16/2014	50,000			$0.46	7/15/2024
	4/2/2016	25,000			$1.08	4/1/2026
	4/18/2017	16,666		3,334	$1.95	4/17/2027
	4/11/2018					4/10/2028	5,002	10,104
	2/13/2019					2/13/2019	8,333	16,833

	4/11/2018					4/10/2028	12,500	25,250
John W. Morrison Jr.	7/2/2018					7/1/2028	12,500	25,250
	2/13/2019					2/13/2019	12,500	25,250

Directors Compensation

Mr. Cooper, who was our chief executive officer until February 15, 2020, received no compensation for his service as a director. The compensation received by Mr. Cooper as an officer for the year ended December 31, 2019 is presented in “Executive Compensation – Summary Compensation Table.”

The following table sets forth information for the year ended December 31, 2019, regarding the compensation awarded to, earned by or paid to our non-employee directors who served on our board of directors during 2019.

Name	Fees earned or paid in cash ($)	Stock awards ($)	RSU Awards awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Ken Potashner	$21,000	$-	$18,225	$-	$-	$-	$39,225
Jack Harrison	$21,000	$-	$18,225	$-	$-	$-	$39,225
John Reardon	$21,000	$-	$18,225	$-	$-	$-	$39,225
David Raun	$21,000	$-	$18,225	$-	$-	$-	$39,225
Kimberly Sentovich	$19,250	$-	$18,225	$-	$-	$-	$37,475
Randy Jones (1)	$7,875	$-	$-	$-	$-	$-	$7,875

(1)	Mr. Jones elected not to stand for re-election to the board of directors effective May 15, 2019.

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

Options.     Options granted under the 2017 Plan may become exercisable in cumulative increments (“vest”) as determined by the Board of Directors. Such increments may be based on continued service to the Company over a certain period of time, the occurrence of certain performance milestones, or other criteria. Options granted under the 2017 Plan may be subject to different vesting terms. The Board of Directors has the power to accelerate the time during which an option may vest or be exercised. In addition, options granted under the 2017 Plan may permit exercise prior to vesting, but in such event the participant may be required to enter into an early exercise stock purchase agreement that allows the Company to repurchase unvested shares, generally at their exercise price, should the participant’s service terminate before vesting. To the extent provided by the terms of an option, a participant may satisfy any federal, state or local tax withholding obligation relating to the exercise of such option by a cash payment upon exercise, by authorizing the Company to withhold a portion of the stock otherwise issuable to the participant, or by such other method as may be set forth in the option agreement. The maximum term of options under the 2017 Plan is 10 years, except that in certain cases the maximum term of certain incentive stock options is five years. Options under the 2017 Plan generally terminate three months after termination of the participant’s service. Incentive stock options are not transferable except by will or by the laws of descent and distribution, provided that a participant may designate a beneficiary who may exercise an option following the participant’s death. Non-statutory stock options are transferable to the extent provided in the option agreement.

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

2015 Stock Option Plan

Our board of directors adopted, and our stockholders approved, our 2015 Stock Option Plan in December 2015 (the “2015 Plan”). Our 2015 Plan allows for the grant of incentive stock options, within the meaning of Section 422 of the Code, to our employees and our parent and subsidiary corporations’ employees, and for the grant of non-statutory stock options to our employees, directors and consultants and our parent and subsidiary corporations’ employees, directors and consultants.

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

2011 Stock Option Plan

Our board of directors adopted, and our stockholders approved, our 2011 Stock Option Plan in December 2011 (the “2011 Plan”). Our 2011 Plan allows for the grant of incentive stock options, within the meaning of Section 422 of the Code, to our employees and our parent and subsidiary corporations’ employees, and for the grant of non-statutory stock options to our employees, directors and consultants and our parent and subsidiary corporations’ employees, directors and consultants.

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

Transferability of Options.   Unless our board of directors provides otherwise, our 2011 Plan generally does not allow for the transfer or assignment of options, except by will or by the laws of descent and distribution. Notwithstanding the foregoing, to the extent permitted by the board of directors, in its discretion, a non-statutory option shall be assignable or transferable subject to the applicable limitations, if any, described in Rule 701 under the Securities Act.

Certain Adjustments.   In the event of certain changes in our capitalization, in order to prevent diminution or enlargement of the benefits or potential benefits intended to be made available under the 2011 Plan, the board of directors will adjust the number and class of shares that may be delivered under our 2 Plan and/or the number, class and price of shares covered by each outstanding award.

2000 Stock Option Plan

Our board of directors adopted, and our stockholders approved, our 2000 Stock Option Plan (the “2000 Plan”). Our 2000 Plan allows for the grant of incentive stock options, within the meaning of Section 422 of the Code, to our employees and our parent and subsidiary corporations’ employees, and for the grant of non-statutory stock options to our employees, directors and consultants and our parent and subsidiary corporations’ employees, directors and consultants.

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

Transferability of Options.    Unless our board of directors provides otherwise, our 2000 Plan generally does not allow for the transfer or assignment of options, except by will or by the laws of descent and distribution. Notwithstanding the foregoing, to the extent permitted by the board of directors, in its discretion, a non-statutory option shall be assignable or transferable subject to the applicable limitations, if any, described in Rule 701 under the Securities Act.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information regarding beneficial ownership of our common stock, as of February 29, 2020, by:

•	each person, or group of affiliated persons, known by us to be the beneficial owner of more than 5% of our common stock;
•	each of our named executive officers;

•	each of our directors; and
•	all of our executive officers and directors as a group.

We have determined beneficial ownership in accordance with SEC rules. The information does not necessarily indicate beneficial ownership for any other purpose. Under these rules, the number of shares of common stock deemed outstanding includes shares issuable upon exercise of stock options or warrants held by the respective person or group that may be exercised or converted within 60 days after February 29, 2020. For purposes of calculating each person’s or group’s percentage ownership, stock options and warrants exercisable within 60 days after February 29, 2020 are included for that person or group but not for any other person or group.

Applicable percentage ownership is based on 16,459,457 shares of common stock outstanding at February 29, 2020.

Unless otherwise indicated and subject to applicable community property laws, to our knowledge, each stockholder named in the following table possesses sole voting and investment power over the shares listed. Unless otherwise noted below, the address of each person listed on the table is c/o One Stop Systems, Inc., 2235 Enterprise Street, #110, Escondido, CA 92029.

Name and Address of Beneficial Owner (1)	Number of Shares of Common Stock Beneficially Owned (2)	Percent of Common Stock Beneficially Owned
5% or greater stockholders:
James Reardon (10)	1,280,519	7.8%
Wasatch Advisors, Inc. (11)	1,044,280	6.3%
Bard & Associate (12)	993,196	6.0%
Named Executive Officer and Directors:
Steve Cooper (1)	3,198,805	19.4%
John Reardon (2)	389,732	2.3%
Ken Potashner (3)	406,440	2.4%
Jack Harrison (4)	45,218	*
David Raun (5)	71,863	*
Kimberly Sentovich (6)	7,500	*
Jim Ison (7)	132,157	*
John Morrison (8)	49,587	*
All executive officers and directors as a group (8 persons)(9)	4,301,302	25.1%

*	Less than 1%.
(1)

Consists of 3,198,805 shares of common stock held by The Cooper Revocable Trust dated April 25, 2001, Steve Cooper shares joint voting and investment control of The Cooper Revocable Trust dated April 25, 2001 with his wife Lori Cooper. Mr. Cooper served as our chief executive officer and president until February 15, 2020.  Mr. Cooper still serves as a member of the board of directors.

(2)

Consists of (i)170,362 shares of common stock held by the Reardon Family Trust dated August 31, 2011 of which Mr. Reardon holds joint voting and investment control with his wife Dawn Reardon and (ii)145,000 shares of common stock and 7,500 RSU’s that Mr. Reardon has the right to acquire or receive  from us within 60 days of February 29, 2020 pursuant to exercise of stock options, (iii) 66,870 shares of common stock held by The RTC Group, Inc. of which Mr. Reardon exercises sole voting and investment control Mr. Reardon is a member of the board of directors.

(3)

Consists of (i) 94,240 shares of common stock held by Mr. Potashner, (ii) 159,700 shares of common stock that Kenco, Inc. has the right to exercise within 60 days of February 29 2020 (pursuant to common stock warrants, and (iii) 145,000 shares of common stock and 7,500 RSU’s that Mr. Potashner has the right to acquire or receive from us within 60 days of February 29, 2020 pursuant to the exercise of stock options. Mr. Potashner has sole voting and investment control over Kenco, Inc. Mr. Potashner is the chairman of the board of directors.

(4)

Consists of (i) 7,951 shares of common stock held by Mr. Harrison, (ii) 10,000 shares of common stock and 7,500 RSU’s that Mr. Harrison has the right to acquire or receive from us within 60 days of February 29, 2020 pursuant to the exercise of stock options and (iii) 19,767 shares of common stock that Mr. Harrison has the right to exercise within 60 days of February 29, 2020 pursuant to common stock warrants. Mr. Harrison is a member of the board of directors.
(5)

Consists of (i) 40,410 shares of common stock held by Mr. Raun, (ii) 10,000 shares of common stock and 7,500 RSU’s that Mr. Raun has the right to acquire or receive from us within 60 days of February 29, 2020 pursuant to the exercise of stock options and (iii) 13,953 shares of common stock that Mr. Raun has the right to exercise within 60 days of February 29, 2020 pursuant to common stock warrants. Mr. Raun is a member of the board of directors.

(6)

Includes 7,500 RSU’s that Ms. Sentovich has the right to receive from us within 60 days of February 29, 2020 pursuant to the exercise of stock options. Ms. Sentovich is a member of the board of directors.

(7)

Consists of (i) 14,096 shares of common stock held by Mr. Ison and (ii) 115,560 shares of common stock and 2,501 RSU’s that Mr. Ison has the right to acquire or receive from us within 60 days of February 29, 2020 pursuant to the exercise of stock options. Mr. Ison is the VP of Sales for the Company.

(8)	Consists of (i) 38,753 shares of common stock held by Mr. Morrison, (ii) 10,834 of RSU’s that Mr. Morrison has a right to receive. Mr. Morrison is the Chief Financial Officer of the company.
(9)

Includes (i) 3,631,487 shares beneficially owned by our current named executive officers and directors, (ii) 618,980 shares subject to options, warrants or convertible securities and (iii) 50,835 RSU’s that are either exercisable or such person has a right to receive within 60 days of February 29, 2020, as set forth in the previous footnotes.

(10)

Consists of (i) 1,267,185 shares of common stock and (ii) 12,500 shares of common stock and 834 RSU’s that Mr. James Reardon has the right to acquire or receive from us within 60 days of February 29, 2020 pursuant to exercise of stock option. Mr. Reardon is also the President, CDI Division of the Company.

(11)	Schedule 13G filed with the SEC on February 10, 2020.
(12)	Schedule 13G filed with the SEC on February 10, 2020.

Equity Compensation Plan Information:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
2017 Stock Option Plan	385,670	$1.48	1,070,168
2015 Stock Option Plan	641,061	$1.68	-
2011 Stock Option Plan	876,383	$0.65	-
Warrants	630,947	$4.16	-

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

We describe below the transactions and series of similar transactions, since January 1, 2018, to which we were a party or will be a party, in which:

•	the amounts involved exceeded or will exceed $120,000; and
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

SkyScale Joint Venture

On April 6, 2017, OSS and Jacoma Investments, LLC, an entity controlled by our board member Jack Harrison, formed a joint venture named SkyScale, LLC in the State of California. In accordance with the terms of the joint venture, Jacoma Investments, LLC agreed to contribute $750,000 in capital and OSS agreed to contribute $750,000 in the form of credits to purchase equipment, personnel or support services from OSS. Each party received a 50% membership interest in the joint venture. The purpose of SkyScale, LLC was to engage in the business of providing high performance computing capabilities as cloud services. This joint venture has now been completely closed with no further activities.  On December 31, 2018, as a result of changes in the competitive landscape and downward pressure on pricing from large competitors, the members to the SkyScale joint venture agreement agreed to begin the dissolution of SkyScale.

Convertible Note and Warrant Financing

In April 2019, certain members of the Company’s Board of Directors executed definitive agreements to commit funds of up to $4,000,000 as a credit facility. The Company initially borrowed $1,150,000 from members of the Board of Directors for a two year period at an interest rate of 9.5% which requires the Company to make monthly principal and interest payment of $52,900 per month. In connection with these loans, the Company issued to these note holders warrants to purchase shares of the Company’s common stock equal to 10% of the original principal as a price per share equal to $2.15 per share.  Accordingly, the Company issued to these note holders warrants to purchase 53,490 shares of the Company’s common stock.  The relative fair value of the warrants issued was $46,121.

Management Services Agreement

Effective August 1, 2016, we entered into a management services agreement with a company owned by the former chief executive officer of Magma. The agreement calls for payments of $180,000 per year for the first two years paid in monthly installments. In the third year, the amount is reduced to $37,500 for the year paid in monthly installments. Additionally, we granted 30,000 non-statutory stock options in conjunction with execution of this agreement with an exercise price of $1.78 per share. Payments for the year ended December 31, 2019 and 2018 were $21,875 and $120,625, respectively.

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

Personal Guarantees of Chief Executive Officer

Steve Cooper, who served as our CEO until February 15, 2020, personally guaranteed (by himself personally and/or via a family trust) certain loans and lines of credit held by the Company. Mr. Cooper has personally guaranteed indebtedness owed by OSS pursuant to certain business loans, including related party debt owed to Kenco, Inc. (beneficially owned by our director Kenneth Potashner) and Tim Rueth (stockholder), and also a revolving line of credit with Bank of the West. Proceeds received from our initial public offering were used to retire these debt obligations and as of March 2, 2018, the line of credit with the Bank of the West was cancelled by the Company, which released Mr. Cooper from such personal guarantees.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The Audit Committee of the Board has selected Haskell & White LLP (“H&W”) as our independent registered public accounting firm for the fiscal year ending December 31, 2019. H&W has audited our consolidated financial statements for the years ended December 31, 2019 and 2018.

Principal Accountant Fees and Services

The aggregate fees for professional services rendered to us by Haskell &White LLP, our independent registered public accounting firm which performed our audits for the years ended December 31, 2019 and 2018, and for other services were as follows:

	2019	2018
Audit fees (1)	$201,400	$158,470
Audit-Related fees (2)	24,075	145,505
Tax fees	-	-
Other fees	-	-
Total fees	$225,475	$303,975

(1)

Includes fees for (i) audits of our consolidated financial statements for the fiscal years ended December 31, 2019 and 2018, and (ii) reviews of our interim period financial statements for fiscal year 2019 and 2018.

(2)

Included fees related to (i) the initial and subsequent review of our registration on Form S-3 in 2019, and (ii) review procedures for Form 8-K for the acquisition of CDI and Bressner Technology GmbH in 2018.

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

In situations where it is impractical to wait until the next regularly scheduled quarterly meeting, the chairman of the committee has been delegated authority to approve audit and non-audit services to be provided by our independent registered public accounting firm. Fees payable to our independent registered public accounting firm for any specific, individual service approved by the chairman pursuant to the above-described delegation of authority may not exceed $25,000, and the chairman is required to report any such approvals to the full committee at its next scheduled meeting. In addition, the Audit Committee has pre-approved a list of acceptable services and fees payable to H & W in an aggregate amount of up to $12,500 per quarter for such services, including without limitation audit and allowable non-audit and tax consulting.  This pre-approval is for small projects needing quick reaction and judged by the Audit Committee not to raise any independence issues with H&W. Such projects and fees are required to be presented in detail at the next Audit Committee meeting.  Fees that were incurred in 2018 and 2019 were pre-approved by the Audit Committee.

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

ITEM 16.  FORM 10-K SUMMARY.

Not applicable.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

One Stop Systems, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of One Stop Systems, Inc. (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive loss,  stockholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively, the “consolidated financial statements”).  In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2019 and 2018, and the consolidated results of its operations and its cash flows for each of the years then ended, in conformity with U.S. generally accepted accounting principles.

Changes in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2019, the Company adopted Financial Accounting Standards Board, ASC 606, Revenue From Contracts With Customers, using the modified retrospective approach.

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

Irvine, California

March 26, 2020

ONE STOP SYSTEMS, INC. (OSS)

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2019	2018
ASSETS
Current assets
Cash and cash equivalents	$5,185,321	$2,272,256
Accounts receivable, net	11,667,157	10,540,150
Inventories, net	7,369,356	6,823,930
Prepaid expenses and other current assets	453,938	666,330
	24,675,772	20,302,666
Property and equipment, net	3,568,564	1,759,086
Deposits and other	47,146	49,966
Deferred tax assets, net	3,019,823	2,505,632
Goodwill	7,120,510	7,914,211
Intangible assets, net	1,346,192	3,525,257
	$39,778,007	$36,056,818

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$4,115,977	$3,708,865
Accrued expenses and other liabilities	4,607,432	3,930,718
Borrowings on bank lines of credit (Note 8)	-	422,960
Current portion of notes payable, net of debt discount of $7,019 and $0, respectively (Note 8)	1,377,751	1,156,915
Current portion of related-party notes payable, net of debt discount of $23,060 and $0, respectively (Note 8)	561,441	-
Total current liabilities	10,662,601	9,219,458
Notes payable, net of current portion and debt discount of $2,047 and $0, respectively (Note 8)	149,301	265,038
Related-party notes payable, net of current portion and debt discount of $6,726 and $0, respectively (Note 8)	199,943	-
Total liabilities	11,011,845	9,484,496
Commitments and contingencies (Notes 10 and 11)
Stockholders’ equity
Common stock, $.0001 par value; 50,000,000 shares authorized; 16,121,747 and 14,216,328 shares issued and outstanding, respectively	1,612	1,422
Additional paid-in capital	30,537,015	27,424,113
Noncontrolling interest	500	500
Accumulated other comprehensive (loss) income	(17,773)	1,142
Accumulated deficit	(1,755,192)	(854,855)
Total stockholders’ equity	28,766,162	26,572,322
	$39,778,007	$36,056,818

See accompanying notes to consolidated financial statements

ONE STOP SYSTEMS, INC. (OSS)

CONSOLIDATED STATEMENTS OF OPERATIONS

`	For the Year Ended December 31,
	2019	2018
Revenue	$58,308,019	$37,027,382
Cost of revenue	38,905,756	25,692,658
Gross profit	19,402,263	11,334,724
Operating expenses:
General and administrative	8,501,572	6,513,298
Impairment of goodwill	1,697,394	-
Marketing and selling	5,138,762	3,995,258
Research and development	4,843,554	4,001,757
Total operating expenses	20,181,282	14,510,313
Loss from operations	(779,019)	(3,175,589)
Other income (expense):
Interest expense	(165,560)	(65,693)
Other income (expense), net	281,494	271,878
Total other income, net	115,934	206,185
Loss before income taxes	(663,085)	(2,969,404)
Provision (benefit) for income taxes	237,252	(1,396,784)
Net loss	$(900,337)	$(1,572,620)
Net loss attributable to noncontrolling interest	$-	$(436,342)
Net loss attributable to common stockholders	$(900,337)	$(1,136,278)

Net loss per share attributable to common stockholders:
Basic	$(0.06)	$(0.09)
Diluted	$(0.06)	$(0.09)

Weighted average common shares outstanding:
Basic	15,148,613	12,586,513
Diluted	15,148,613	12,586,513

See accompanying notes to consolidated financial statements

ONE STOP SYSTEMS, INC. (OSS)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	For the Year Ended December 31,
	2019	2018
Net loss attributable to common stockholders	$(900,337)	$(1,136,278)
Other comprehensive (loss) income:
Reclassification adjustment from unrealized to realized gain	(19,999)	-
Currency translation adjustment, net	(72,819)	1,142
Unrealized gain on forward contracts	53,904	-
Total other comprehensive (loss) income	(38,914)	1,142
Comprehensive loss	$(939,251)	$(1,135,136)

See accompanying notes to consolidated financial statements

ONE STOP SYSTEMS, INC. (OSS)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For The Year Ended December 31, 2019

	Series C Preferred Stock		Series B Preferred Stock		Series A Preferred Stock		Common Stock		Additional		Accumulated Other		Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Paid-in- Capital	Noncontrolling Interest	Comprehensive Income (loss)	Accumulated Deficit	Stockholders' Equity
Balance, January 1, 2019	-	$-	-	$-	-	$-	14,216,328	$1,422	$27,424,113	$500	$1,142	$(854,855)	$26,572,322
Stock-based compensation	-	-	-	-	-	-	-	-	649,469	-	-	-	649,469
Exercise of stock options, RSU's and Warrants	-	-	-	-	-	-	350,587	35	47,299	-	-	-	47,334
Relative fair value of warrants issued with notes payable and notes payable to related parties	-	-	-	-	-	-	-	-	60,158	-	-	-	60,158
Taxes paid on net issuance of employee stock options	-	-	-	-	-	-	-	-	(132,017)	-	-	-	(132,017)
Proceeds from issuance of stock, net of issuance costs of $212,566	-	-	-	-	-	-	1,554,832	155	2,487,993	-	-	-	2,488,148
Currency translation adjustment	-	-	-	-	-	-	-	-	-	-	(72,819)	-	(72,819)
Gain on forward contract	-	-	-	-	-	-	-	-	-	-	53,904	-	53,904
Net loss	-	-	-	-	-	-	-	-	-	-		(900,337)	(900,337)
Balance, December 31, 2019	-	$-	-	$-	-	$-	16,121,747	$1,612	$30,537,015	$500	$(17,773)	$(1,755,192)	$28,766,162

See accompanying notes to consolidated financial statements

ONE STOP SYSTEMS, INC. (OSS)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY - CONTINUED

For The Year Ended December 31, 2018

	Series C Preferred Stock		Series B Preferred Stock		Series A Preferred Stock		Common Stock		Additional		Accumulated Other		Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Paid-in- Capital	Noncontrolling Interest	Comprehensive Income (loss)	Accumulated Deficit	Stockholders' Equity
Balance, January 1, 2018	1,087,006	$1,604,101	1,450,000	$697,996	500,000	$114,430	5,514,917	$551	$3,484,428	$436,842	$-	$281,423	$6,619,771
Conversion of preferred stock to common stock upon initial public offering	(1,087,006)	(1,604,101)	(1,450,000)	(697,996)	(500,000)	(114,430)	3,037,006	304	2,416,223	-	-	-	-
Stock-based compensation	-	-	-	-	-	-	-	-	527,335	-		-	527,335
Exercise of stock options	-	-	-	-	-	-	391,578	39	113,129	-	-	-	113,168
Taxes paid on net issuance of employee stock options	-	-	-	-	-	-	-	-	(341,574)	-	-	-	(341,574)
Relative fair value of warrants issued to Underwriters with IPO	-	-	-	-	-	-	-	-	669,408	-	-	-	669,408
Proceeds from issuance of stock, net of issuance costs of $3,367,760	-	-	-	-	-	-	3,900,000	390	16,131,850	-	-	-	16,132,240
Shares issued in merger with CDI	-	-	-	-	-	-	1,266,364	127	4,194,546	-	-	-	4,194,673
Noncontrolling interest in consolidated subsidiary (Note 1)	-	-	-	-	-	-	-	-	-	(436,342)	-	-	(436,342)
Shares issued in acquisition of Bressner Technology (Note 3)	-	-	-	-	-	-	106,463	11	228,768	-	-	-	228,779
Currency translation adjustment	-	-	-	-	-	-	-	-	-	-	1,142	-	1,142
Net loss	-	-	-	-	-	-	-	-	-	-	-	(1,136,278)	(1,136,278)
Balance, December 31, 2018	-	$-	-	$-	-	$-	14,216,328	$1,422	$27,424,113	$500	$1,142	$(854,855)	$26,572,322

See accompanying notes to consolidated financial statements

ONE STOP SYSTEMS, INC. (OSS)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(900,337)	$(1,572,620)
Net loss attributable to noncontrolling interest	-	(436,342)
Net loss attributable to common stockholders	(900,337)	(1,136,278)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Net loss attributable to noncontrolling interest	-	(436,342)
Deferred benefit for income taxes	(112,740)	(1,489,330)
(Gain) loss on disposal of property and equipment	(1,785)	406,049
Provision for bad debt	702	(2,939)
Impairment of goodwill	1,697,394	-
Warranty reserves	14,348	15,088
Amortization of deferred gain	(28,555)	(134,640)
Depreciation and amortization	1,655,288	1,350,329
Inventory reserves	301,302	299,388
Amortization of debt discount	21,303	24,830
Stock-based compensation expense	649,469	527,335
Changes in operating assets and liabilities:
Accounts receivable	(1,165,596)	(2,563,523)
Inventories	(1,008,980)	46,789
Prepaid expenses and other current assets	211,325	(275,720)
Accounts payable	424,567	(1,460,540)
Accrued expenses and other liabilities	617,163	938,718
Net cash provided by (used in) operating activities	2,374,868	(3,890,786)

Cash flows from investing activities:
Cash acquired in acquisitions	-	700,865
Cash paid in acquisition of Concept Development Inc.	-	(646,759)
Cash paid in acquisition of Bressner Technology GmbH	-	(5,374,582)
Purchases of property and equipment, including capitalization of labor costs for test equipment and ERP	(2,386,227)	(623,166)
Proceeds from sales of property and equipment	1,050	34,450
Net cash used in investing activities	(2,385,177)	(5,909,192)

Cash flows from financing activities:
Proceeds from stock options exercised	47,334	113,168
Payment on working capital loan	-	(370,096)
Payment of payroll taxes on net issuance of employee stock options	(132,017)	(341,574)
Stock issuance costs	(212,566)	(1,810,902)
Proceeds from issuance of common stock	2,700,714	19,500,000
Net repayments on bank lines of credit	(513,590)	(4,041,243)
Net borrowings (repayments) on related-party notes payable	791,171	(163,483)
Net borrowings (repayments) on notes payable	241,055	(985,692)
Net cash provided by financing activities	2,922,101	11,900,178

Net change in cash and cash equivalents	2,911,792	2,100,200
Effect of exchange rates on cash	1,273	(13,661)
Cash and cash equivalents, beginning of period	2,272,256	185,717
Cash and cash equivalents, end of period	$5,185,321	$2,272,256

See accompanying notes to consolidated financial statements

ONE STOP SYSTEMS, INC. (OSS)

CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

	For the Year Ended December 31,
	2019	2018
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$129,547	$41,138
Cash paid during the period for income taxes	$8,780	$7,626

Supplemental disclosure of non-cash transactions:
Forward foreign currency contracts	$53,904	$-
Relative fair value of warrants issued in connection with notes and related-party notes payable	$60,158	$-
Reclassification of inventories to property and equipment	$106,502	$-
Merger of CDI through issuance of common stock (Note 3)	$-	$4,194,673
Acquisition of Bressner Technology GmbH		$228,779
Relative fair value of warrants issued in connection initial public offering, respectively	$-	$669,408
Reclassification of prepaid IPO expenses to additional paid in capital	$-	$887,450
Disposal of obsolete inventory	$-	$947,400
Change in labor and overhead applied to inventory	$-	$957,694
Fixed assets received from SkyScale in dissolution	$-	$160,000

See accompanying notes to consolidated financial statements

ONE STOP SYSTEMS, INC. (OSS)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Years Ended December 31, 2019 and 2018

NOTE 1 – THE COMPANY AND BASIS OF PRESENTATION

Nature of Operations

One Stop Systems, Inc. (“we,” “our,” “OSS,” or the “Company”) was originally incorporated as a California corporation in 1999 after initially being formed as a California limited liability company in 1998. On December 14, 2017, the Company was reincorporated as a Delaware corporation in connection with its initial public offering.  The Company designs, manufactures and markets industrial grade computer systems and components that are based on industry standard computer architectures. The Company markets its products to manufacturers of automated equipment used for media and entertainment, medical, industrial and military applications.

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

On December 31, 2018, as a result of changes in the competitive landscape and downward pressure on pricing from large competitors, the members to the SkyScale joint venture agreement agreed to dissolve SkyScale.  As a result, it became necessary for OSS to write-off the outstanding balances of accounts and notes receivable and interest in the amount of $648,411, which write-off was offset by receipt of equipment valued at $160,000 and allocation of income from disposition of assets and liabilities of $71,502.  These amounts have been included as an administrative expense in the accompanying consolidated statements of operations.  Additional reserves for future expenses expected to be incurred in the process of closing SkyScale were recorded in the amount of $288,400 and are included in administrative expenses.  As a result of the above, total charges related to the dissolution of SkyScale were $705,309 during the year ended December 31, 2018.

In May 2017, the Company entered into a Technology and Software License Agreement with Western Digital (“WDT”) for its Ion flash storage software.  The agreement provides the Company with the Ion source code and rights to develop and market derivative products.  The Company intends to develop and sell Ion flash storage software with its high-density storage arrays, as well as service existing WDT software users (Note 3).

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

Going Concern Considerations and Management’s Plans

Given our recent operating losses, the Company’s primary sources of liquidity have been provided by (i) the Company’s February 2018 initial public offering (net proceeds were approximately $16,100,000), (ii) March 2019 notes payable from members of the Board of Directors and others of $1,500,000, and (iii) the June 2019 sale of 1,554,832 shares of the Company’s common stock for net cash proceeds of $2,488,148.

As of December 31, 2019, the Company’s cash and cash equivalents were approximately $5,200,000 and working capital approximated $14,000,000.  Cash and cash equivalents held by Bressner totaled $745,000 (USD) at December 31, 2019, and Bressner’s debt covenants do not permit the use of those funds by its parent company. During the year ended December 31, 2019, the Company experienced an operating loss of $779,000, but cash flows provided by operating activities approximated $2,400,000.

The Company’s revenue growth, inclusive of two acquisitions made in 2018, has resulted in growth of the Company as a whole, but has been offset by increased spending in all areas of operating expenses:  general and administrative, marketing and selling, and research and development.  Further, in late 2019, a novel strain of coronavirus was first detected in Wuhan, China. Following the outbreak of this virus, governments throughout the world, including in the United States of America, have quarantined certain affected regions, restricted travel and imposed significant limitations on other economic activities. The Company’s operations team is closely monitoring the potential impact to the Company’s business, including its cash flows, supply chains, customers and employees. Though management has successfully managed through the current known impacts, if the situation further deteriorates or the outbreak results in further restriction on both supply and demand factors, our cash flows, financial position and operating results for fiscal year 2020 and beyond will be negatively impacted. Neither the length of time nor the magnitude of the negative impacts can be presently determined.

Management’s plans with respect to the above is to continue its efforts to restructure the Company with the primary objectives of reducing costs, conserving cash, strengthening margins, and improving company-wide execution.  Specific actions already implemented by management include the deferral of certain executive and Board compensation payments, a freeze on hiring and minimizing overtime, travel and entertainment, and contractor costs.  In addition, management continues to review its expenses on a line item-by-line item basis for cost reduction opportunities, as well as opportunities to increase efficiencies through automation.

While management expects these actions to result in prospective cost reductions, management is also commited to securing debt and/or equity financing to ensure that liquidity will be sufficient to meet the Company’s cash requirements through at least a period of the next twelve months. Management believes potential sources of liquidity include at least the following:

▪

In March 2019, the Company received funding commitments in the amount of $4,000,000 from members of the Board of Directors, of which $1,500,000 has been drawn through December 31, 2019. As of March 26, 2020, management expects that $750,000 of such commitments are currently available to the Company.

▪

In March 2020, the Company signed a term sheet with Ayrton Capital LLC for a $5.0 million non-interest bearing convertible note with a 10% original issue discount.  The first tranche of $3.0 million is available upon closing with $2.0 million available seven months from the date of closing at the option of the Company. The note is repayable in twenty-two installments beginning three months after closing. While this transaction has not been completed as of March 26, 2020, management expects that the transaction will close prior to April 15, 2020.

▪

In May 2019, the Company filed a Form S-3 prospectus with the Securities and Exchange Commission which became effective on June 19, 2019, and allows the Company to offer up to $100,000,000 aggregate dollar amount of shares of its common stock or other financial instruments.

As a result of management’s cost reduction plans, the Company’s potential sources of liquidity and management’s most recent cash flow forecasts, management believes that the Company has sufficient liquidity to satisfy its anticipated cash requirements for at least the next twelve months. However, there can be no assurance that management’s cost reduction efforts will be effective, the forecasted cash flows will be achieved, or that external sources of financing, including the issuance of debt and/or equity securities, will be available at times and on terms acceptable to the Company, or at all.

Basis of Presentation

The accompanying financial statements have been prepared on an accrual basis of accounting in accordance with United States Generally Accepted Accounting Principles (“U.S. GAAP”), as set forth in the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”).

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of OSS, which include the results from the Magma acquisition, Ion business combination, and acquisition of Concept Development Inc., since their respective dates of acquisition, its wholly-owned subsidiary, OSS GmbH, which includes the acquisition of Bressner Technology GmbH on October 31, 2018 and the accounts of the joint venture, SkyScale LLC (collectively referred to as the “Company”).  Intercompany balances and transactions have been eliminated in consolidation.

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

On December 31, 2018, as a result of changes in the competitive landscape and downward pressure on pricing from large competitors, the members to the SkyScale joint venture agreement agreed to dissolve SkyScale.  As a result, it became necessary for the Company to write-off the outstanding balances due from SkyScale of notes receivable and interest in the amount of $478,599.  The Company also had unpaid invoices for services rendered to SkyScale in the amount of $169,812.  These amounts have been charged to administrative expenses and are included in the accompanying consolidated financial statements as an operating expense.  As partial consideration for unpaid balances, SkyScale transferred computer equipment to the Company at an estimated market value of $160,000.  The Company also received allocated income from disposition of SkyScale assets and liabilities of $71,502.  Additionally, reserves for future estimated expenses to be incurred in the process of closing SkyScale were recorded in the amount of $288,400.   As a result of the above, total charges related to the dissolution of SkyScale were $705,309 during the year ended December 31, 2018.  During 2019, expenses of $70,068 were incurred from the reserve and $208,332 was taken into other income in the accompanying consolidated statement of operations.

The assets and liabilities of SkyScale are as follows:

	December 31,	December 31,
	2019	2018
Cash and cash equivalents	$-	$47,663
Receivables	-	-
Other assets	-	-
Fixed assets	-	-
Total assets	$-	$47,663

Accounts payable	-	$46,663
Accrued expenses	-	-
Notes payable	-	-
Total liabilities	-	46,663
Members' equity	-	1,000
Total liabilities and members' equity	$-	$47,663

Operating results for SkyScale are as follows:

	For the Year Ended December 31,
	2019	2018
Net revenue	$-	$158,514
Cost of revenue	-	(675,058)
Gross margin	-	(516,544)
Operating expenses:
General and administrative	-	358,725
Marketing and selling	-	132,004
Total operating expenses	-	490,729
Loss from operations	-	(1,007,273)
Other (expense) income	-	134,590
Net loss	$-	$(872,683)

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

Concentration Risks

At times, deposits held with financial institutions may exceed the amount of insurance provided by the Federal Deposit Insurance Corporation (“FDIC”) and Securities Investor Protection Corporation (“SIPC”), of which both provide basic deposit coverage with limits up to $250,000 per owner.  As of December 31, 2019, the Company had $3,514,529 in excess of the insurance limits.  The Company has not experienced any such losses in these accounts.  In Germany, the deposit insurance is €100,000 per bank, per customer.  Bressner has funds on deposit in both Euro and U.S. dollar denominations of €508,316 (US$570,686), with banks in excess of the insurance limits.

In the years ended December 31, 2019 and December 31, 2018, approximately 41%, and 53% of net sales represent customers which are each greater than 10% of our consolidated annual revenue.  This concentration is with two customers, disguise and Raytheon.  As of December 31, 2019 and 2018 approximately 72% and 60%, respectively of net trade accounts receivables represent customer balances which are each greater than 10% of our consolidated trade accounts receivable balance.  As a result of the recent worldwide economic impact attributable to the coronavirus, disguise has been experiencing a slowdown in its business as the entertainment and media markets have been required to scale back or cancel large group gatherings.

As a result, we have experienced delays in receipt of scheduled payments and requests for extended payment terms.  As of March 26, 2020, the Company has approximately $5.8 million in outstanding receivables from disguise and management is working closely with this customer to ensure collection of all amounts owed. Management of disguise has asserted that it expects their primary markets to recover by the end of the second quarter of 2020, as areas of the world recover from the virus and business returns to normalcy.

The Company made purchases from certain suppliers for which each represented greater than 10% of the Company’s vendor purchases on an annual basis.  Collectively these vendors represented approximately 11% and 37% of purchases for the years ended December 31, 2019, and 2018, respectively.  This concentration is with one and three suppliers, respectively.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on deposit and money market accounts.  The Company considers all highly liquid temporary cash investments with an initial maturity of three months or less when acquired to be cash equivalents.  Management believes that the carrying amounts of cash equivalents approximate their fair value because of the short maturity period.

Accounts Receivable

Accounts receivable are presented at net realizable value.  This value includes an appropriate allowance for estimated uncollectible accounts to reflect any loss anticipated on the trade accounts receivable and unbilled receivables.   Unbilled receivables include cost and gross profit earned in excess of billings.  The allowance for doubtful accounts is an estimate to cover the losses resulting from the inability of customers to make payments on their outstanding balances and unbilled receivables.  In estimating the required allowance, management considers the overall quality and aging of the accounts receivable, specific customer circumstances, current economic trends, and historical experience with collections.  At December 31, 2019 and 2018, the allowance for doubtful accounts is $14,000 and $13,403, respectively.

Revenues earned in excess of related billings are recorded as an asset on the consolidated balance sheet as unbilled receivables.  Unbilled receivables as of December 31, 2019 and 2018 were $25,432 and $65,157, respectively.

Inventories

Inventories are valued at the lower of cost or net realizable value.  The Company uses the average cost method for purposes of determining cost, which approximates the first-in, first-out method.

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

Property and Equipment

Property and equipment, other than leasehold improvements, are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets, generally from two to seven years. Leasehold improvements are recorded at cost and are amortized using the straight-line method over the shorter of the remaining lease term or the estimated useful life of the related asset.  Tooling and test equipment includes capitalized labor costs associated with the development of the related tooling and test equipment.  Costs incurred for maintenance and repairs are expensed as incurred, and expenditures for major replacements and improvements are capitalized. Upon retirement or sale, the cost and related accumulated depreciation and amortization of disposed assets are removed from the accounts and any resulting gain or loss is included in other expense, net.

Goodwill

Goodwill represents the excess of the purchase price paid over the fair value of the net assets acquired in business combinations. Goodwill is not amortized but is tested for impairment at least annually or when we deem that a triggering event has occurred.  The Company reviews goodwill for impairment annually on December 31st.  The Company completed its annual assessment for goodwill impairment and determined that goodwill is not impaired as of December 31, 2019 and no adjustment was required.   For the year ended December 31, 2018, the Company recognized goodwill related to two business acquisitions as described in Note 3.

In April 2019, the Company performed an interim impairment test of goodwill, as a result of a short-fall in the actual overall financial performance of CDI as compared to plan, a recurring need for working capital, and a decrease in the Company’s stock price.  As a result of this interim evaluation, the Company recorded an impairment loss to goodwill of $1,697,394, which was charged to operating expenses in the current period.

Intangible Assets and Long-lived Assets

We evaluate our intangible and long-lived assets for impairment annually when events or circumstances arise that indicate our intangible and long-lived assets may be impaired. Indicators of impairment include, but are not limited to, a significant deterioration in overall economic conditions, a decline in our market capitalization, the loss of significant business, significant decreases in funding for our contracts, or other significant adverse changes in industry or market conditions. The Company completed its qualitative assessment for impairment in December 2019 and determined that there was no impairment as of December 31, 2019. There can be no assurance, however, that market conditions will not change or demand for the Company’s products will continue, which could result in an impairment of intangible and long-lived assets in the future.

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

The carrying value of financial instruments including cash and cash equivalents accounts receivable and accounts payable and accrued expenses, lines of credit, and other liabilities approximate fair value due to the short-term nature of these instruments.  Assets and liabilities assumed in the acquisition of  the Ion software, Concept Development Inc., and Bressner Technology GmbH were recorded at fair value based upon the Company’s market assumptions which approximated carrying value (except for acquired intangible assets – Note 3) due to the short-term nature of the instruments.  The carrying amounts of the Company’s notes payable and Bressner’s existing lines of credit and notes payable approximate their fair values at the stated interest rates and are reflective of the prevailing market rates.

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

Customer agreements include one vendor managed inventory program. The Company recognizes revenue under this arrangement when all of the following criteria are met: (i) the goods have been identified separately as belonging to the customer; (ii) the goods are ready for physical shipment to the customer; (iii) the Company does not have the ability to direct the goods to another customer; and (iv) the arrangement was requested by the customer and that the customer has sufficiently explained a substantial business purpose for the arrangement.  Management also considers whether the customer's custodial risks are insured and whether modifications to the Company's normal billing and credit terms were required.

The Company recorded revenue from product sales that are held in vendor managed inventory under these agreements of $10,075,756 and $9,960,469 for the years ended December 31, 2019 and 2018, respectively. As of December 31, 2019 and 2018, $459,893 and $1,662,293, respectively, of product sold through those dates were held by the Company in the vendor management program.

Revenues on certain fixed-price contracts where we provide engineering services, prototypes and completed products are recognized based upon percentage of completion or based upon milestones delivered that are provided during the period and compared to milestone goals to be provided over the entire contract. These services require that we perform significant, extensive and complex design, development, modification or implementation of our customers’ systems. Performance will often extend over long periods of time, and our right to receive future payment depends on our future performance in accordance with the agreement.

The percentage-of-completion methodology involves recognizing probable and reasonably estimable revenue using the percentage of services completed, on a current cumulative cost to estimated total cost basis, using a reasonably consistent profit margin over the performance period. Due to the long-term nature of these projects, developing the estimates of costs often requires significant judgment. Factors that must be considered in estimating the progress of work completed and ultimate cost of the projects include, but are not limited to, the availability of labor and labor productivity, the nature and complexity of the work to be performed and the impact of delayed performance. If changes occur in delivery, productivity or other factors used in developing the estimates of costs or revenues, we revise our cost and revenue estimates, which may result in increases or decreases in revenues and costs, and such revisions are reflected in earnings in the period in which the revision becomes known.

During the years ended December 31, 2019 and 2018, revenue recognized on a fixed price contractual basis was $139,351 and $158,875, respectively.

The Company recognizes contract assets or unbilled receivables related to revenue recognized for services completed but not yet invoiced to the clients. Unbilled receivables are recorded as accounts receivable when the Company has an unconditional right to contract consideration. A contract liability is recognized as deferred revenue when the Company invoices clients in advance of performing the related services under the terms of a contract. Deferred revenue is recognized as revenue when the Company has satisfied the related performance obligation.

On certain contracts with several of the Company’s significant customers, the Company receives payments in advance of manufacturing. Advanced payments are recorded as deferred revenue until the revenue recognition criteria described above has been met.

Related billings that are in excess of revenue earned are deferred and recorded as a liability on the consolidated balance sheet until the related services are provided. Deferred revenue was $24,718 and $133,995 as of December 31, 2019 and 2018, respectively. The Company recognizes revenues for non-refundable, upfront implementation fees on a straight-line basis over the period beginning with initiation of ongoing services through the end of the contract term.

Remaining performance obligations represent the amount of revenue from fixed-fee contracts. As of December 31, 2019, approximately $317,718 of revenue from fixed-fee contracts is expected to be recognized from these remaining performance obligations. We expect to fully recognize revenue on these remaining performance obligations over the next 24 months. We elected to utilize the practical expedient exemption to exclude from this disclosure the amount of revenue from contracts which are not fixed-fee and where we do not have the right to invoice until the services have been performed.

The Company’s operating segment revenues disaggregated by primary geographic market, which is determined based on a customer’s geographic location, for the years ended December 31, 2019 and 2018 is as follows:

	For the Year Ended December 31, 2019			For the Year Ended December 31, 2018
Entity:	Domestic	International	Total	Domestic	International	Total
Customized computers and flash arrays	$19,436,784	$18,081,290	$37,518,074	$15,193,890	$17,322,215	$32,516,105
In-flight entertainment & connectivity	2,030,596	506,738	2,537,334	541,191	214,068	755,259
Value-added reseller with minimal customization	473,489	17,779,122	18,252,611	24,177	3,731,841	3,756,018
	$21,940,869	$36,367,150	$58,308,019	$15,759,258	$21,268,124	$37,027,382

Warranty Reserve

The Company offers product warranties that extend for one year from the date of sale. Such warranties are considered assurance-type warranties and therefore, they would not be deemed to be a separate performance obligation under ASC 606.  Such warranties require the Company to repair or replace defective product returned to the Company during the warranty period at no cost to the customer. The Company records an estimate for warranty‑related costs at the time of sale based on its historical and estimated future product return rates and expected repair or replacement costs (Note 7).

While such costs have historically been within management’s expectations and the provisions established, unexpected changes in failure rates could have a material adverse impact on the Company, requiring additional warranty reserves and could adversely affect the Company’s gross profit and gross margins.

The Company offers customers extended warranties beyond the standard one-year warranty on the product.  The extended warranties are considered service-type warranties and would be considered as a separate performance obligation under ASC 606.  The Company is the primary obligor and, revenue is recognized on a gross basis ratably over the term of the extended warranty.  The customer can purchase extended warranties from one to five years, in the bronze, silver or gold categories.  This entails hardware repair or replacement, shipping methods on how the warranties will be returned / delivered, response times and hours of operations to receive support.  The amount of warranties sold for years ended December 31, 2019 and 2018 were $377,768 and $401,850, respectively.z

The revenue that was recognized for the warranties sold for the years ended December 31, 2019 and 2018, were $392,532 and $200,611, respectively. The Company does have recourse with some of its suppliers that offer more than a one-year guarantee on parts, but this is not standard.  The few that offer greater than a year warranty, the Company may be able to cover the cost of the part from the manufacturer for the failed part.  The amounts of these costs vary in a wide range, but are not material, due to the infrequency of failure.  As of December 31, 2019 and 2018, deferred revenue totaled $394,571 and $409,334, respectively.  The Company expects to recognize $394,571 of unearned revenue amounts from 2020 through 2024.

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

Derivative Financial Instruments

We employ derivatives to manage certain currency market risks through the use of foreign exchange forward contracts. We do not use derivatives for trading or speculative purposes. Our derivatives are designated as a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (cash flow hedge). We hedge a portion of the exchange risk involved in anticipation of highly probable foreign currency-denominated transactions. In anticipation of these transactions, we enter into foreign exchange contracts to provide currency at a fixed rate. As of December 31, 2019, Bressner had one foreign exchange contract outstanding.  There were no foreign exchange contracts outstanding as of December 31, 2018.

Unrealized gains on derivatives designated as cash flow hedges are recorded at fair value as assets, and unrealized losses on derivatives designated as cash flow hedges are recorded at fair value as liabilities. For derivative instruments designated as cash flow hedges, the effective portion is reported as a component of accumulated OCI until reclassified into interest expense in the same period the hedged transaction affects earnings. The gain or loss on the ineffective portion is recognized as “Other income (expense) – net” in the consolidated statements of operations in each period.

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

Business Combinations

We utilize the acquisition method of accounting for business combinations and allocate the purchase price of an acquisition to the various tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. We primarily establish fair value using the income approach based upon a discounted cash flow model. The income approach requires the use of many assumptions and estimates including future revenues and expenses, as well as discount factors and income tax rates. Other estimates include:

•	Estimated step-ups or write-downs for fixed assets and inventory;
•	Estimated fair values of intangible assets; and
•	Estimated income tax assets and liabilities assumed from the target.

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

Debt Discounts

Debt discounts, which originate from the relative fair value of warrants issued in connection with notes payable and related-party notes payable, are recorded against the noted payable and related-party notes payable in the accompanying consolidated balance sheets.

Amortization of the debt discounts are calculated using the straight-line method over the term of the applicable notes which approximates the effective interest method and are recorded in interest expense in the accompanying consolidated statements of operations. Amortization of debt discounts of $21,303 and $24,830 was recognized as interest expense for the years ended December 31, 2019 and 2018, respectively.

Advertising Costs

Advertising costs are expensed as incurred and included in marketing and selling expense in the accompanying consolidated statements of operations.  Advertising costs for the years ended December 31, 2019 and 2018 were $352,080 and $100,520, respectively.

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

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (“ASU 2017-01”). The amendments in this update clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. ASU 2017-01 is effective for the Company for the year ended December 31, 2019 and interim reporting periods within 2020. The effect of the adoption of this guidance did not significantly impact the Company’s consolidated financial statements.

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

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). ASU 2014-09 supersedes the revenue recognition requirements in FASB Topic 605, Revenue Recognition. ASU 2014-09 implements a five-step process for customer contract revenue recognition that focuses on transfer of control, as opposed to transfer of risk and rewards.  This guidance provides a single, comprehensive accounting model for revenue arising from contracts with customers. This guidance supersedes most of the existing revenue recognition guidance, including industry-specific guidance. Under this model, revenue is recognized at an amount that a company expects to be entitled to upon transferring control of goods or services to a customer, as opposed to when risks and rewards transfer to a customer. The new guidance also requires additional disclosures about the nature, timing and uncertainty of revenue and cash flow arising from customer contracts, including significant judgments and changes in judgments. We adopted this standard beginning January 1, 2019 and used the modified retrospective method of adoption. Under the new guidance, based on the nature of our contracts, we continued to recognize revenue in a similar manner as with the former guidance. Accordingly, the adoption of this standard did not significantly impact our revenues, but did increase revenue related disclosures.

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

The preliminary determination of fair value for the identifiable net assets acquired in the acquisition was initially determined by management after consideration of the results of a third-party appraisal.  At the time of acquisition, management preliminarily assessed the value and recorded goodwill of $3,100,361 and other intangible assets of $1,770,000.

Subsequently in April 2019, and within the one year finalization period prescribed by ASC Topic 805, management finalized the purchase price allocation, including certain assumptions in the initial financial models used for the determination of intangible asset values.  As a result, identified intangible assets were reduced from $1,770,000 to $575,000 with the difference of $1,195,000 being allocated to goodwill.  The change in identified intangible assets is as follows:

	Preliminary Valuation	Revised Valuation	Change
Customer lists and relationships	$1,470,000	$470,000	$(1,000,000)
Trade name	100,000	90,000	(10,000)
Non-compete	200,000	15,000	(185,000)
	$1,770,000	$575,000	$(1,195,000)

If the revised values had been used since inception of the acquisition, the amortization expense would have been $177,778 less than what had been recognized through April 2019.

Additionally, as a result of a short-fall in the actual overall financial performance of CDI as compared to plan, a recurring need for working capital, and a decrease in the Company’s stock price, the Company performed an interim test of impairment of goodwill as there was indication that the carrying value of the assets may not be recoverable.  To evaluate whether goodwill is impaired, the Company compares the estimated fair value of CDI to CDI’s carrying value, including goodwill.  The Company determined that the carrying value of CDI exceeded its estimated fair value thereby requiring the measurement of the impairment loss.  After consideration of the results of an additional third-party appraisal, it was determined by management that the goodwill associated with CDI was impaired by $1,697,394.  As a result, the Company recognized a charge to operating expenses which is included in the accompanying consolidated statements of operations.

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

Definite lived intangible assets related to acquisitions, after the revaluation of CDI intangible assets, are as follows as of December 31, 2019:
	Expected Life	Remaining Months	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Customer lists and relationships	36 to 60 months	22 to 44 months	$2,084,515	$(1,109,681)	$974,834
Drawings and Technology	36 months	0 months	760,207	(760,207)	-
Trade name, Trademarks & other	24 to 36 months	8 to 22 months	447,274	(217,570)	229,704
Non-compete	36 months	22 months	246,797	(105,143)	141,654
			$3,538,793	$(2,192,601)	$1,346,192

Definite lived intangible assets related to acquisitions are as follows as of December 31, 2018:
	Expected Life	Remaining Months	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Customer lists and relationships	36 to 60 months	7 to 56 months	$3,084,515	$(492,269)	$2,592,246
Drawings and Technology	36 months	7 months	760,207	(622,949)	$137,258
Trade name, Trademarks & other	24 to 36 months	7 to 34 months	457,274	(58,218)	399,056
Non-compete	36 months	32 to 34 months	431,797	(35,100)	396,697
			$4,733,793	$(1,208,536)	$3,525,257

The amortization expense of the definite lived intangible assets for the years remaining is as follows:

2020	2021	2022	2023	Total
$683,935	$556,872	$63,231	$42,154	$1,346,192

Amortization expense recognized during the year ended December 31, 2019 and 2018 was $984,065 and $630,258, respectively.

The amount of revenue and net loss of CDI included in the Company’s consolidated statements of operations for the years ended December 31, 2019 was $2,537,334 and ($3,091,161), respectively and $755,259 and ($316,390) for the year ended December 31, 2018.

The amount of revenue and net income (loss) of Bressner included in the Company’s consolidated statements of operations for the years ended December 31, 2019 was $18,252,610 and $91,812, respectively and $3,849,625 and ($153,614) for the year ended December 31, 2018.

The following unaudited consolidated pro forma information presents the results of revenue and operations for the years ended December 31, 2019 and 2018 as if these two acquisitions occurred on January 1, 2018.

	For the Year Ended December 31,
	2019	2018
Revenue	$58,308,019	$53,352,821
Net loss	$(900,337)	$(466,675)

Acquisition-related pro forma net loss per share attributable to common stockholders
Basic	$(0.06)	$(0.04)
Diluted	$(0.06)	$(0.04)

NOTE 4 – ACCOUNTS RECEIVABLE

Accounts receivable, net consists of the following at December 31,

	December 31,	December 31,
	2019	2018
Accounts receivable	$11,655,725	$10,488,396
Unbilled receivables	25,432	65,157
	11,681,157	10,553,553
Less: allowance for doubtful accounts	(14,000)	(13,403)
	$11,667,157	$10,540,150

Unbilled receivables include amounts associated with percentage of completion and milestone billing accounting, which includes cost and gross profit earned in excess of billing, not currently billable due to contractual provisions.  The provision for bad debt expense related to accounts receivable was $7,263 and $4,952 for the years ended December 31, 2019 and 2018, respectively.

NOTE 5 – INVENTORIES

Inventories, net consist of the following at December 31:

	December 31,	December 31,
	2019	2018
Raw materials	$2,478,882	$2,248,520
Sub-assemblies	1,857,004	1,198,071
Work-in-process	493,276	311,072
Finished goods	3,087,529	3,466,419
	7,916,691	7,224,082
Less: reserves for obsolete and slow-moving inventories	(547,335)	(400,152)
	$7,369,356	$6,823,930

NOTE 6 – PROPERTY AND EQUIPMENT

Property and equipment, net consists of the following at December 31:

	December 31,	December 31,
	2019	2018
Computers and computer equipment	$633,546	$609,921
Furniture and office equipment	340,801	211,759
Manufacturing equipment and engineering tools	2,501,020	2,211,080
Software implementation	1,709,125	-
Leasehold improvements	892,097	163,373
	6,076,589	3,196,133
Less: accumulated depreciation and amortization	(2,508,025)	(1,880,167)
	3,568,564	1,315,966
Construction in progress - facilities	-	197,619
Software implementation in progress - ERP	-	245,501
	$3,568,564	$1,759,086

During the years ended December 31, 2019 and 2018, the Company incurred $671,223 and $417,259 of depreciation and amortization expense related to property and equipment, respectively.

NOTE 7 – ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consist of the following at December 31:

	December 31,	December 31,
	2019	2018
Accrued compensation and related liabilities	$1,621,177	$1,183,653
Deferred revenue and customer deposits	1,260,126	1,135,470
Warranty reserve	424,011	416,313
Other accrued expenses	1,302,118	1,195,282
	$4,607,432	$3,930,718

NOTE 8 – DEBT

Bank Lines of Credit

Bressner Technology GmbH has three revolving lines of credit with German institutions totaling €3,600,000 (US$4,041,723).  Borrowing under the lines of credit bear interest at variable rates of Euribor plus a stated rate.  Current rates are between 3.75% and 7.99%.  There were no balances outstanding as of December 31, 2019.

In 2018, Bressner Technology GmbH had six revolving lines of credit with German institutions totaling €3,320,000.  Borrowing under those lines of credit bore interest at variable rates of Euribor plus a stated rate.  Rates were between 3.75% and 7.99%.  The lines of credit were guaranteed by the managing director through March 31, 2019.  The totaling outstanding as of December 31, 2018 was €369,567 (US$422,960).

Notes Payable

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

Bressner Technology GmbH has four term loans outstanding with a total balance outstanding as of December 31, 2019 of €1,153,525 (US$1,295,064) as follows:

Bressner entered into a note payable in September 2017, in the amount of €400,000 (US$436,272) which bears interest at 2.125% and matured on January 31, 2020 and was paid in full on this date.  Quarterly principal payments of €25,000 (US$28,068) are due in January, April, July and November.  The balance outstanding as of December 31, 2019 is €25,000 (US$28,068).  The balance outstanding as of December 31, 2018 was €300,000 (US$343,314).

Bressner entered into a note payable in April 2019, in the amount of €500,000 (US$561,350) which bears interest at 2.25% and matures on March 30, 2021 with monthly payments of principal and interest of €22,232 (US$24,960). The balance outstanding as of December 31, 2019 is €328,525 (US$368,835).

Bressner entered into a note payable in June 2019, in the amount of €500,000 (US$561,350) which bears interest at 1.70.% and matures on June 25, 2020 with a balloon payment of principal and interest of €508,679 (US$571,095).

Bressner entered into a note payable in September 2019, in the amount of €300,000 (US$336,810) which bears interest at 1.65.% and matures on March  24, 2020, with a balloon payment of principal and interest of €301,650 (US$338,663).  This loan was subsequently refinanced and the term extended one year.

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

For the years ended December 31, 2019 and 2018, total debt discount amortization was $21,303 and $24,830, respectively, and such amounts are included in interest expense in the accompanying consolidated statements of operations.

Total future payments under the notes payable and related notes payable described above are as follows:

Period Ending December 31,	Related Parties	Third Parties	Foreign	Total	Discount
2020	$584,501	$177,866	$1,206,904	$1,969,271	$(30,079)
2021	206,669	63,188	88,160	358,017	(8,773)
Total minimum payments	791,170	241,054	1,295,064	2,327,288	(38,852)
Current portion of notes payable	(584,501)	(177,866)	(1,206,904)	(1,969,271)	30,079
Notes payable, net of current portion	$206,669	$63,188	$88,160	$358,017	$(8,773)

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

Exercise of Stock Options

During the year ended December 31, 2019, the Company issued 350,587 shares of common stock for proceeds of $47,334 in cash related to the exercise of stock options.  Of the total shares issued, 273,600 shares of common stock were issued as a cashless exercise of stock options.

During the year ended December 31, 2018, the Company issued 391,578 shares of common stock for proceeds of $113,168, in cash related to the exercise of stock options.  Of the total shares issued, 290,879 shares of common stock were issued as a cashless exercise of stock options.

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

In December 2011, the Company adopted a stock option plan (“2011 Plan”) under which the Company may issue up to 1,500,000 shares of the Company’s common stock and, as of December 31, 2019, the Company had 240,000 shares of common stock remaining unissued under the 2011 Plan. The 2011 Plan was terminated by the Board of Directors on October 10, 2017, and accordingly, no shares are available for issuance under the 2011 Plan. The 2011 Plan will continue to govern outstanding awards granted thereunder.

In December 2015, the Company adopted a stock option plan (“2015 Plan”) under which the Company may issue up to 1,500,000 shares of the Company’s common stock and, as of December 31, 2019, the Company had 790,000 shares of common stock remaining unissued under the 2015 Plan. The terms of the 2011 Plan and 2015 Plan provided for the grant of incentive options to employees and non-statutory options to employees, directors and consultants of the Company. The 2015 Plan was terminated by the Board of Directors on October 10, 2017, and accordingly, no shares are available for issuance under the 2015 Plan. The 2015 Plan will continue to govern outstanding awards granted thereunder.

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

A summary of stock option activity under the plans during the years ended December 31, 2019 and 2018 are as follows:

	Stock Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2018	2,379,444	$0.82	5.05	$2,569,047
Granted	295,000	$1.61
Forfeited / Cancelled	(194,528)	$0.88
Exercised	(461,169)	$0.85
Outstanding at December 31, 2018	2,018,747	$1.13	4.08	$2,013,516
Granted	106,000	$2.14
Forfeited / Cancelled	(62,000)	$2.04
Exercised	(376,303)	$0.46
Outstanding at December 31, 2019	1,686,444	$1.32	4.84	$1,416,279
Exercisable at December 31, 2019	1,501,085	$1.14	4.40	$1,411,839
Vested and expected to vest at December 31, 2019	1,680,883	$1.31	4.83	$1,416,146

The following table summarizes information about common stock options outstanding as of December 31, 2019:

		Stock Options Outstanding			Stock Options Exercisable
Plan	Exercise Price Range	Number of Shares Outstanding	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Number of Shares Exercisable	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price
2000	$0.75	-	-	-	-	-	$—
2011	$0.46-$0.84	876,383	2.92	$0.65	876,383	2.92	$0.65
2015	$1.08-$1.95	641,061	6.42	$1.68	577,621	6.31	$1.65
2017	$2.43-$4.09	169,000	8.77	$3.38	47,081	8.59	$3.84
		1,686,444			1,501,085

The following table presents details of the assumptions used to calculate the weighted-average grant date fair value of common stock options granted by the Company:

	For the Year Ended December 31,
	2019	2018
Expected term (in years)	4.6 - 5.9	5.4 - 5.9
Expected volatility	43.7 - 44.4%	45.9 - 47.0%
Risk-free interest rate	2.30 - 2.49%	2.70 - 3.00%
Weighted average grant date fair value per share	$1.09	$1.61
Grant date fair value of options vested	$706,417	$536,666
Intrinsic value of options exercised	$559,237	$559,433

As of December 31, 2019, the amount of unearned stock-based compensation estimated to be expensed from 2019 through 2029 related to unvested common stock options is $181,751, net of estimated forfeitures. The weighted-average period over which the unearned stock-based compensation is expected to be recognized is 1.51 years.

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

The Company’s restricted stock unit activity for the year ended December 31, 2019 and 2018 is as follows:

	Restricted Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at January 1, 2018	-	$-
Granted	225,000	$4.13
Vested	(44,165)	$(4.14)
Cancelled	(7,500)	$(4.17)
Unvested at December 31, 2018	173,335	$4.13
Granted	167,500	$2.43
Vested	(116,665)	$(3.86)
Cancelled	(7,500)	$(2.34)
Unvested at December 31, 2019	216,670	$3.02

As of December 31, 2019, there was $436,552 of unrecognized compensation cost related to unvested restricted stock units which is expected to be recognized over a weighted average period of 1.51 years.

Stock-based compensation expense for the years ended December 31, 2019 and 2018 was comprised of the following:

	For the Year Ended December 31,
Stock-based compensation classified as:	2019	2018
General and administrative	$469,714	$432,734
Production	70,243	20,263
Marketing and selling	59,486	37,120
Research and development	50,026	37,218
	$649,469	$527,335

Warrants

In connection with the Company’s initial public offering in 2018, the Company issued warrants to the underwriters to purchase 380,000 shares of common stock at an exercise price of $6.00 per share, as described above.

In connection with the issuance of notes payable and related notes payable in April 2019, the Company issued warrants to debt holders’ share of common stock at an exercise price of $2.15 per share.  See Note 8.

The following table summarizes the Company’s warrant activity during the years ended December 31, 2019 and 2018:

	Number of Warrants	Weighted Average Exercise Price
Warrants outstanding – January 1, 2018	198,996	$1.11
Warrants granted	380,000	$6.00
Warrants exercised	-	$-
Warrants outstanding – December 31, 2018	578,996	$4.32
Warrants granted	69,766	$2.15
Warrants exercised	(17,815)	$1.40
Warrants outstanding – December 31, 2019	630,947	$4.16

NOTE 10 – EMPLOYEE BENEFIT PLAN

The Company has a 401(k) retirement plan. Under the terms of the plan, eligible employees may defer up to 20% of their pre-tax earnings, subject to the Internal Revenue Service annual contribution limit. Additionally, the plan allows for discretionary matching contributions by the Company.  In 2019 and 2018, the matching contributions were 100% of the employee's contribution up to a maximum of 5% of the employee’s annual compensation.  During the years ended December 31, 2019 and 2018, the Company contributed $376,878 and $323,828, respectively to the 401(k) Plan.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Legal

From time to time the Company is subject to various legal claims and proceedings arising in the ordinary course of business.  In the opinion of management, after consultation with legal counsel, the ultimate disposition of any such matters as of December 31, 2019, will not have a materially adverse effect on the consolidated financial position or results of operations of the Company.

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

Leases

The Company leases its offices, manufacturing, and warehouse facility in San Diego County under a non-cancelable operating lease. Our corporate headquarters are in a leased space comprising approximately 24,032 square feet in Escondido, California under a lease that was renewed in August 2018 and now expires in August 2024.  We also lease a 3,208 square foot facility in Salt Lake City, Utah that houses our Ion software development team. CDI is the lessee of approximately 12,000 square feet located in Irvine, California with the lease expiring in June 2021.  Bressner Technology, which was acquired in October 2018, leases space comprising 8,073 square feet on a month to month basis.

For the years ended December 31, 2019 and 2018, rent expense was $692,158 and $630,830, respectively.

Future annual minimum rental commitments under operating leases as of December 31, 2019, are as follows:

Year Ending December 31,	Amount payable
2020	$713,471
2021	629,511
2022	548,686
2023	311,433
2024	211,734
Thereafter	-
Total minimum lease payments	$2,414,835

NOTE 12 – RELATED PARTY TRANSACTIONS

In April 2019, certain members of the Company’s Board of Directors executed definitive agreements to commit funds of up to $4,000,000 as a credit facility. The Company initially borrowed $1,150,000 from members of the Board of Directors and $350,000 from other shareholders for a two year period at an interest rate of 9.5% which requires the Company to make monthly principal and interest payment of $69,000 per month. In connection with these loans, the Company issued to these note holders warrants to purchase shares of the Company’s common stock equal to 10% of the original principal as a price per share equal to $2.15 per share.  Accordingly, the Company issued to these note holders warrants to purchase 69,766 share of the Company’s common stock.  The relative fair value of the warrants issued was $60,158.

The Company has engaged an advertising firm whose president is a member of the Board of Directors of the Company. Amounts paid to this company are included in marketing and selling expense in the accompanying consolidated statements of operations and for the years ended December 31, 2019 and 2018, totaled $40,006 and $34,495, respectively.

The Company has appointed certain stockholders to the Board of Directors.  Director fees paid by the Company, including stock-based compensation, for the years ended December 31, 2019 and 2018 totaled $160,726 and $183,579, respectively, and are included in general and administrative expenses in the accompanying consolidated statements of operations.

The Company has engaged a related-party law firm (a principal of that firm owns shares in the Company) to provide legal services. Legal fees paid to this firm are included in general and administrative expenses in the accompanying consolidated statements of operations for the years ended December 31, 2019 and 2018 and totaled $37,800 and $208,178, respectively.

The Company has engaged an IT network support firm whose owner is an employee of the Company.  Fees paid to this firm are included in general and administrative expense in the accompanying consolidated statements of operations for the years ended December 31, 2019 and 2018 totaled $2,214 and $9,841, respectively.

Interest expense on all related-party notes payable for the years ended December 31, 2019 and 2018 totaled $67,197 and $16,599, respectively.

Effective August 1, 2016, the Company entered into a management services agreement with a company owned by the former Chief Executive Officer of Magma.  The agreement calls for payments of $180,000 per year for the first two years paid in monthly installments.  In year three, the amount is reduced to $37,500 for the year paid in monthly installments.  Additionally, the Company granted 30,000 options in conjunction with execution of this agreement.  Payments for the year ended December 31, 2019 and 2018 were $21,875 and $120,625, respectively.

NOTE 13 – INCOME TAXES

For the years ended December 31, 2019 and 2018, pre-tax income (loss) was attributed to the following jurisdictions:

	2019	2018
Domestic operations	$(947,350)	$(3,227,347)
Foreign operations	284,265	257,943
	$(663,085)	$(2,969,404)

The amounts reflected in the table above do not include net losses attributable to Noncontrolling interest in SkyScale.

Set forth below is the provision (benefit) for income taxes for the years ended December 31:

	2019	2018
Current:
Federal	$-	$(20,391)
State	19,676	1,202
International	439,662	109,998
	459,338	90,809
Deferred:
Federal	(164,662)	(817,523)
State	(57,424)	(670,070)
International	-	-
	(222,086)	(1,487,593)
Total provision (benefit) for income taxes	$237,252	$(1,396,784)

The reconciliation of the provision (benefit) for income taxes computed at federal statutory rates to the provision (benefit) for income taxes for the years ended December 31, are as follows:

	2019	2018
Provision at federal statutory rates (21% applied to earnings before income taxes)	$(200,212)	$(623,575)
State income taxes, net of federal benefit	38,764	(556,019)
Other permanent items	320,208	-
Research credits	(510,568)	(210,567)
Transaction costs	-	126,212
Stock based compensation	(48,499)	(472,064)
Amortization and impairment	550,454	-
Noncontrolling interest	-	115,320
Uncertain tax positions	54,452	(10,000)
Other	32,653	233,909
	$237,252	$(1,396,784)

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of deferred taxes as of December 31, 2019 and 2018 were as follows:

	2019	2018
Deferred tax assets:
Reserves	$21,677	$18,877
Accrued expenses	-	284,364
Deferred compensation	66,460	217,994
Stock compensation	191,855
Deferred revenue	126,428	158,196
Inventories	182,189	158,967
Credits and loss carryforward	3,794,279	3,268,535
Total deferred tax assets before valuation allowance	4,382,888	4,106,933
Less: valuation allowance	(178,593)	(183,048)
Total deferred tax assets	4,204,295	3,923,885
Deferred tax liabilities:
Property and equipment	(369,004)	(151,927)
Intangible assets	(527,447)	(1,009,293)
Other	(288,021)	(257,033)
Total deferred tax liabilities	(1,184,472)	(1,418,253)
Net deferred tax assets	$3,019,823	$2,505,632

The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those differences become deductible.  Management considers the scheduled reversals of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.  Management believes that it is more likely than not that the Company will realize the benefits of the net deferred tax assets as of December 31, 2019 and 2018.

The Company files income tax returns in the U.S. federal jurisdiction, California, Texas, Utah and Germany and has open tax statutes for U.S. federal taxes for the years ended December 31, 2016 through 2019.  For California the open tax statutes are for years December 31, 2015 through 2019 and for Germany the open years include December 31, 2017 and 2018.

The Company has Pre-2018 Federal net operating loss (“NOL”) carryforwards of approximately $1,450,000.  The Company may use these NOL carryforwards to offset Federal taxable income in future years through 2037, when the last (Pre-2018) NOL carryforwards expire.  The Company also has a Post-2018 Federal NOL carryforward as of December 31, 2019 and 2018, of $3,935,000 and $3,724,000, respectively.  The Company may use these Post-2018 NOL carryforwards indefinitely to offset 80% of Federal taxable income in future years.  In addition, the Company has state NOL carryforwards of $2,563,000.  State NOLs will carry forward through at least 2038 and may be used to offset future state taxable income.

As of December 31, 2019 and 2018, the Company has $1,430,000 and $1,256,000 of Federal tax credit carryforwards which begin to expire in 2026 and state credit carryforwards of $1,290,000 and $1,101,000 which carryforward indefinitely.

As of December 31, 2019, unrecognized tax benefits associated with uncertain tax positions was $317,236, and such amount is included in other accrued expenses in the accompanying consolidated balance sheets.  If recognized, this would affect the Company’s effective tax rate.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Unrecognized tax benefits balance at December 31, 2017	$203,466
Gross increases for tax positions of the current year	59,318
Unrecognized tax benefits balance at December 31, 2018	262,784
Gross increases for tax positions of the current year	54,452
Unrecognized tax benefits balance at December 31, 2019	$317,236

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

NOTE 14 –NET LOSS PER SHARE

Basic and diluted net loss per share was calculated as follows for the years ended December 31, 2019 and 2018:

	For the Year Ended December 31,
	2019	2018
Basic and diluted net loss per share attributable to common stockholders:
Numerator:
Net loss attributable to common stockholders	$(900,337)	$(1,136,278)
Denominator:
Weighted average common shares outstanding - basic	15,148,613	12,586,513
Effect of dilutive securities	-	-
Weighted average common shares outstanding - diluted	15,148,613	12,586,513
Net loss per common share attributable to common stockholders:
Basic	$(0.06)	$(0.09)
Diluted	$(0.06)	$(0.09)

NOTE 15 – SEGMENT AND GEOGRAPHIC INFORMATION

The Company operates in three reportable segments: the design and manufacture of high-performance customized computers and flash arrays, in-flight entertainment & connectivity and value-added reseller with minimal customization. The Company evaluates financial performance on a company-wide basis.

Segment detail for the years ended December 31, 2019 and 2018 is as follows:

	For the Year Ended December 31, 2019				For the Year Ended December 31, 2018
	OSS	CDI	Bressner	Total	OSS	CDI	Bressner	Total
Revenues	$37,518,074	$2,537,334	$18,252,611	$58,308,019	$32,516,105	$755,259	$3,756,018	$37,027,382
Cost of revenues	(22,799,121)	(1,963,691)	(14,142,944)	(38,905,756)	(22,148,191)	(748,230)	(2,796,237)	(25,692,658)
Gross profit	14,718,953	573,643	4,109,667	19,402,263	10,367,914	7,029	959,781	11,334,724
Gross profit %	39.2%	22.6%	22.5%	33.3%	31.9%	0.9%	25.6%	30.6%

Total operating expenses	(13,062,251)	(3,329,176)	(3,789,855)	(20,181,282)	(13,455,931)	(324,012)	(730,370)	(14,510,313)
Income (loss) from operations	$1,656,702	$(2,755,533)	$319,812	$(779,019)	$(3,088,017)	$(316,983)	$229,411	$(3,175,589)

Revenue from customers with non-U.S. billing addresses represented approximately 62% and 57% of the Company’s revenue for the year ended December 31, 2019 and 2018, respectively.

As of December 31, 2019, substantially all the Company’s long-lived assets were located in the United States of America, with the exception of assets of $248,247 located in Germany.

NOTE 16 – SUBSEQUENT EVENTS

On February 10, 2020, Messrs. Ison and Morrison, each received restricted stock unit (RSU’s) grants of 15,000 of shares of our common stock.   The RSU’s vest over three years, with equal semi-annual installments over a period of three years, subject to continued employment with the Company on each vesting date.

On February 15, 2020, Steve Cooper was terminated from his officer positions with the Company and exercised 611,250 options or RSU’s on a net exercise after tax basis which resulted in the issuance of 203,669 shares of common stock.  Mr. Cooper remains on the board of directors. On March 6, 2020, Mr. Cooper executed a waiver and release of the Company as a condition to receiving certain severance benefits as provided in his employment agreement. In connection therewith, 3,750 shares of common stock underlying an option to purchase common stock accelerated and became fully vested and exercisable and 20,000 shares of common stock underlying restricted stock units accelerated and became fully vested and exercisable.

In March 2020, the Company signed a term sheet with a lender for a $5.0 million non-interest bearing convertible note with a 10% original issue discount.  The first tranche of $3.0 million is available upon closing with $2.0 million available seven months from the date of closing at the option of the Company.  The note is repayable in twenty-two installments beginning three month after closing.

The Company has evaluated subsequent events after the consolidated balance sheet date of December 31, 2019 through the date of filing.  Based upon the Company’s evaluation, management has determined that, other than as disclosed in the accompanying notes, no subsequent events have occurred that would require recognition in the accompanying consolidated financial statements or disclosure in the notes thereto.

Exhibit Index

Exhibit Number	Description

2.1(7)	Agreement and Plan of Merger and Reorganization, dated August 22, 2018, with Concept Development Inc.

2.2 (8)	Share Purchase Agreement, dated October 31, 2018, with Bressner Technology GmbH.

3.1(1)	Amended and Restated Certificate of Incorporation (currently in effect).

3.2(2)	Bylaws, as amended (currently in effect).

4.1(4)	From of Common Stock Certificate of One Stop Systems, Inc.

4.2(3)	Second Amended and Restated Investors’ Rights Agreement, dated January 2007.

4.3(3)	Common Shareholder Piggyback Registration Rights Agreement, dated July 15, 2016.

4.4(5)	Form of Warrant issued to Roth Capital Partners, LLC in connection with One Stop Systems, Inc.’s initial public offering.

4.5(3)	Form of Common Stock Warrant issued to investors in connection with note financings.

10.1+(4)	Form of Indemnification Agreement between One Stop Systems, Inc. and each its directors and executive officers.

10.2+(3)	One Stop Systems, Inc. 2000 Stock Option Plan and related form agreements.

10.3+(3)	One Stop Systems, Inc. 2011 Stock Option Plan and related form agreements.

10.4+(3)	One Stop Systems, Inc. 2015 Stock Option Plan and related form agreements.

10.5+(3)	One Stop Systems, Inc. 2017 Stock Equity Incentive Plan and related form agreements.

10.6+(3)	Executive Employment Agreement between One Stop Systems, Inc. and Steve Cooper, dated October 1, 2017.

10.7+(3)	Executive Employment Agreement between One Stop Systems, Inc. and Jim Ison, dated October 1, 2017.

10.8(4)	Lease Agreement dated October 21, 2004, as amended.

10.9(3)	Contribution Agreement for SkyScale, LLC by and between Jacoma Investments, LLC and One Stop Systems, Inc., dated April 11, 2017.

10.10(4)	Technology Source Code License Agreement by and between Western Digital Technologies, Inc. and One Stop Systems, Inc., dated May 9, 2017.

10.11(4)	Services Agreement by and between Western Digital Technologies, Inc. and One Stop Systems, Inc., dated July 1, 2017.

10.12(4)	Original Equipment Manufacturing and Supply Agreement by and between disguise (formerly d3 Technologies) and One Stop Systems, Inc., dated October 1, 2015.

10.13(7)	Piggyback Registration Rights Agreement by and between One Stop Systems, Inc. and James M. Reardon, dated August 31, 2018.

10.14(9)	Form of Binding Commitment Letter

10.15(10)	Equity Distribution Agreement, dated June 26, 2019, by and between One Stop Systems, Inc. and Noble Life Science Partners, a division of Noble Capital Markets, Inc.

10.16(11)†	Domestic Strategic Sourcing Agreement, effect as of August 2, 2019, by and between One Stop Systems, Inc., and Raytheon Company.

10.17(12)	Form of Note and Warrant Purchase Agreement.

10.18(12)	Form of Secured Note.

10.19(12)	Form of Warrant.

10.20(12)	Form of Security Agreement.

10.21(12)†	Original Equipment Manufacturing and Supply Agreement, date as of July 1, 2019.

21.1	List of Subsidiaries.

23.1	Consent of Haskell & White LLP, independent registered public accounting firm

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to Amendment No.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 21, 2018.
(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on February 6, 2018.
(3)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-222121) filed with the SEC on December 18, 2017.
(4)	Incorporated by reference to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-222121) filed with the SEC on January 16, 2018.
(5)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on February 1, 2018.
(6)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on August 3, 2018.
(7)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on September 6, 2018.

(8)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on November 6, 2018.
(9)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 9, 2019.
(10)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on June 26, 2019.
(11)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on August 8, 2019.
(12)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 8, 2019.

+	Indicates management contract or compensatory plan.
†	Portions of this exhibit have been redacted in compliance with Regulation S-K Item 601(b)(10).
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

ONE STOP SYSTEMS, INC.
Date: March 26, 2020	By:	/s/ David Raun
David Raun
Interim Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ David Raun	Interim Chief Executive Officer (Principal Executive Officer)	March 26, 2020
David Raun

/s/ John W. Morrison Jr.	Chief Financial Officer (Principal Accounting and Financial Officer)	March 26, 2020
John W. Morrison Jr.

/s/ Kenneth Potashner	Chairman	March 26, 2020
Kenneth Potashner

/s/ Kimberly Sentovich	Director	March 26, 2020
Kimberly Sentovich

/s/ John Reardon	Director	March 26, 2020
John Reardon

/s/ Jack Harrison	Director	March 26, 2020
Jack Harrison

/s/ Steve Cooper	Director	March 26, 2020
Steve Cooper