Form 10-Q
period 2020-03-31
ONE STOP SYSTEMS, INC.
filed 2020-05-15
CIK 1394056

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

(760) 745-9883

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                    Yes  ☐    No ☒

As of April 30, 2020, the registrant had 16,485,362 shares of common stock (par value $0.0001) outstanding.

Table of Contents

PART I. FINANCIAL INFORMATION

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements.

ONE STOP SYSTEMS, INC. (OSS)

UNAUDITED CONSOLIDATED BALANCE SHEETS

	Unaudited
	March 31,	December 31,
	2020	2019
ASSETS
Current assets
Cash and cash equivalents	$3,038,006	$5,185,321
Accounts receivable, net	9,111,679	11,667,157
Inventories, net	8,984,877	7,369,356
Prepaid expenses and other current assets	840,525	453,938
Total current assets	21,975,087	24,675,772
Property and equipment, net	3,552,551	3,568,564
Deposits and other	45,133	47,146
Deferred tax assets, net	3,459,972	3,019,823
Goodwill	7,120,510	7,120,510
Intangible assets, net	1,171,667	1,346,192
	$37,324,920	$39,778,007

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$3,833,791	$4,115,977
Accrued expenses and other liabilities	4,610,506	4,607,432
Current portion of notes payable, net of debt discount of $7,019 and $7,019, respectively (Note 8)	1,016,814	1,377,751
Current portion of related-party notes payable, net of debt discount of $23,060 and $23,060, respectively (Note 8)	575,422	561,441
Total current liabilities	10,036,533	10,662,601
Notes payable, net of current portion and debt discount of $292 and $2,047, respectively (Note 8)	15,722	149,301
Related-party notes payable, net of current portion and debt discount of $961 and $6,726 , respectively (Note 8)	50,686	199,943
Total liabilities	10,102,941	11,011,845
Commitments and contingencies (Notes 10 and 11)
Stockholders’ equity
Common stock, $.0001 par value; 50,000,000 shares authorized; 16,476,661 and 16,121,747 shares issued and outstanding, respectively	1,647	1,612
Additional paid-in capital	30,144,896	30,537,015
Noncontrolling interest	-	500
Accumulated other comprehensive loss	(73,340)	(17,773)
Accumulated deficit	(2,851,224)	(1,755,192)
Total stockholders’ equity	27,221,979	28,766,162
	$37,324,920	$39,778,007

See accompanying notes to consolidated financial statements

ONE STOP SYSTEMS, INC. (OSS)

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31,
	2020	2019
Revenue	$13,359,637	$10,057,899
Cost of revenue	9,963,950	7,646,277
Gross profit	3,395,687	2,411,622
Operating expenses:
General and administrative	2,514,065	2,043,934
Marketing and selling	1,189,351	1,137,932
Research and development	1,203,425	1,261,964
Total operating expenses	4,906,841	4,443,830
Loss from operations	(1,511,154)	(2,032,208)
Other income (expense):
Interest income	24,637	3,107
Interest expense	(68,784)	(6,268)
Other income (expense), net	(8,029)	(11,271)
Total other income (expense), net	(52,176)	(14,432)
Loss before income taxes	(1,563,330)	(2,046,640)
Benefit for income taxes	(467,298)	(1,101,911)
Net loss attributable to common stockholders	$(1,096,032)	$(944,729)

Net loss per share attributable to common stockholders:
Basic	$(0.07)	$(0.07)
Diluted	$(0.07)	$(0.07)

Weighted average common shares outstanding:
Basic	16,332,898	14,239,711
Diluted	16,332,898	14,239,711

See accompanying notes to consolidated financial statements

ONE STOP SYSTEMS, INC. (OSS)

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	For the Three Months Ended March 31,
	2020	2019
Net loss attributable to common stockholders	$(1,096,032)	$(944,729)
Other comprehensive loss:
Currency translation adjustment	(55,567)	(41,869)
Total other comprehensive loss	(55,567)	(41,869)
Comprehensive loss	$(1,151,599)	$(986,598)

See accompanying notes to consolidated financial statements

ONE STOP SYSTEMS, INC. (OSS)

UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For The Three Months Ended March 31, 2020

	Common Stock				Accumulated Other		Total
	Shares	Amount	Additional Paid-in-Capital	Noncontrolling Interest	Comprehensive loss	Accumulated Deficit	Stockholders' Equity
Balance, January 1, 2020	16,121,747	$1,612	$30,537,015	$500	$(17,773)	$(1,755,192)	$28,766,162
Stock-based compensation	-	-	207,761	-	-	-	207,761
Exercise of stock options, RSU's and Warrants	354,914	35	56,965	-	-	-	57,000
Return of capital upon dissolution of SkyScale				(500)			(500)
Taxes paid on net issuance of employee stock options	-	-	(656,845)	-	-	-	(656,845)
Currency translation adjustment	-	-	-	-	(55,567)	-	(55,567)
Net loss	-	-	-			(1,096,032)	(1,096,032)
Balance, March 31, 2020	16,476,661	$1,647	$30,144,896	$-	$(73,340)	$(2,851,224)	$27,221,979

See accompanying notes to consolidated financial statements

ONE STOP SYSTEMS, INC. (OSS)

UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For The Three Months Ended March 31, 2019

	Common Stock				Accumulated Other		Total
	Shares	Amount	Additional Paid-in-Capital	Noncontrolling Interest	Comprehensive Income (loss)	Accumulated Deficit	Stockholders' Equity
Balance, January 1, 2019	14,216,328	$1,422	$27,424,113	$500	$1,142	$(854,855)	$26,572,322
Stock-based compensation	-	-	167,474	-		-	167,474
Exercise of stock options, RSU's and Warrants	54,098	5	14,196	-	-	-	14,201
Currency translation adjustment	-	-	-		(41,869)	-	(41,869)
Net loss	-	-	-	-	-	(944,729)	(944,729)
Balance, March 31, 2019	14,270,426	$1,427	$27,605,783	$500	$(40,727)	$(1,799,584)	$25,767,399

See accompanying notes to consolidated financial statements

ONE STOP SYSTEMS, INC. (OSS)

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net loss attributable to common stockholders	$(1,096,032)	$(944,729)
Adjustments to reconcile net loss to net cash used in operating activities:
Deferred benefit for income taxes	(441,282)	(1,165,219)
(Gain) on disposal of property and equipment	(1,542)	(1,050)
Provision for bad debt	(2,405)	(88)
Warranty reserves	5,075	(3,428)
Amortization of deferred gain	(41,479)	(16,479)
Amortization of intangibles	174,525	349,419
Depreciation	221,300	115,308
Inventory reserves	148,418	57,046
Amortization of debt discount	7,520	-
Stock-based compensation expense	207,761	167,474
Changes in operating assets and liabilities:
Accounts receivable	2,530,072	1,868,297
Inventories	(1,826,564)	(2,699,867)
Prepaid expenses and other current assets	(386,005)	(185,596)
Accounts payable	(275,428)	1,467,746
Accrued expenses and other liabilities	54,293	791,149
Net cash used in operating activities	(721,773)	(200,017)

Cash flows from investing activities:
Purchases of property and equipment, including capitalization of labor costs for test equipment and ERP	(200,049)	(803,243)
Proceeds from sales of property and equipment	1,542	1,050
Net cash used in investing activities	(198,507)	(802,193)

Cash flows from financing activities:
Proceeds from issuance of stock and stock options exercised	57,000	14,201
Payment of payroll taxes on net issuance of employee stock options	(656,845)	-
Net (repayment) borrowings on bank lines of credit	(430,313)	140,967
Net repayments on related-party notes payable	(141,042)	-
Net repayments on notes payable	(42,919)	(972,440)
Net cash used in financing activities	(1,214,119)	(817,272)

Net change in cash and cash equivalents	(2,134,399)	(1,819,482)
Effect of exchange rates on cash	(12,916)	2,660
Cash and cash equivalents, beginning of period	5,185,321	2,272,256
Cash and cash equivalents, end of period	$3,038,006	$455,434

See accompanying notes to consolidated financial statements

ONE STOP SYSTEMS, INC. (OSS)

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

	For the Three Months Ended March 31,
	2020	2019
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$22,369	$6,268
Cash paid during the period for income taxes	$-	$62,349

See accompanying notes to consolidated financial statements

ONE STOP SYSTEMS, INC. (OSS)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

For The Three Months Ended March 31, 2020 and 2019

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

In April 2017, the Company and a related entity formed a joint venture named SkyScale, LLC in the State of California (“SkyScale”).  In accordance with the Contribution Agreement, each member contributed $750,000 and received a 50% interest in the joint venture.  The purpose of SkyScale was to engage in the business of providing high performance computing capabilities as cloud services.  As a result of changes in the competitive landscape and downward pressure on pricing from large competitors, the members to the SkyScale joint venture agreement agreed to dissolve SkyScale and ceased operations as of December 31, 2018.

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

Liquidity and Going Concern Considerations

Given our recent operating losses, the Company’s primary sources of liquidity have been provided by (i) the Company’s February 2018 initial public offering (net proceeds were approximately $16,100,000), (ii) March 2019 notes payable from members of the Board of Directors and others of $1,500,000, (iii) the July 2019 sale of 1,554,832 shares of the Company’s common stock for net cash proceeds of $2,488,148 and (iv) the April 24, 2020 sale of $3,000,000 of Senior Secured Convertible Promissory Notes issued at a 10% original issue discount.

As of March 31, 2020, the Company’s cash and cash equivalents were $3,038,006 and working capital was $11,938,554.  Cash and cash equivalents held by Bressner totaled $599,511 (USD) at March 31, 2020, and Bressner’s debt covenants do not permit the use of those funds by its parent company. During the three months ended March 31, 2020, the Company experienced an operating loss of $1,511,154, with cash used in operating activities of $721,773.  Our largest customer, engaged in the media and entertainment industry, is having significant financial hardships attributable to the COVID-19 pandemic and as a result has been slow in paying its outstanding accounts receivables. The Company has formulated a plan whereby extended terms have been made available, and our customer is presently honoring those terms.

The Company’s revenue growth, inclusive of two acquisitions made in 2018, has resulted in growth of the Company as a whole, but has been offset by increased spending in all areas of operating expenses:  general and administrative, marketing and selling, and research and development.

The recent outbreak of the novel strain of coronavirus, or COVID-19, which has been declared by the World Health Organization to be a “public health emergency of international concern,” has spread across the globe and is impacting worldwide economic activity. A public health pandemic, including COVID-19, poses the risk that we or our employees, contractors, suppliers, and other partners may be prevented from conducting business activities for an indefinite period of time, including due to shutdowns that may be requested or mandated by governmental authorities. While it is not possible at this time to estimate the impact that COVID-19 could have on our business, the continued spread of COVID-19 and the measures taken by the governments of countries affected could disrupt the supply chain and adversely impact our business, financial condition or results of operations. The COVID-19 outbreak and mitigation measures may also have an adverse impact on global economic conditions which could have an adverse effect on our business and financial condition. The extent to which the COVID-19 outbreak impacts our results will depend on future developments that are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of the virus and the actions to contain its impact.

Though management has been successfully managing through the current known impacts, if the situation further deteriorates or the outbreak results in further restriction on both supply and demand factors, our cash flows, financial position and operating results for fiscal year 2020 and beyond will be negatively impacted. Neither the length of time nor the magnitude of the negative impacts can be presently determined.

Management’s plans with respect to the above is to continue its efforts to restructure the Company with the primary objectives of reducing costs, conserving cash, strengthening margins, and improving company-wide execution.  Specific actions already implemented by management include the deferral of certain executive and Board compensation payments, a freeze on hiring and minimizing overtime, travel and entertainment, and contractor costs.  On April 7, 2020, the Company implemented a cost reduction plan which included the termination of certain employees and elimination of certain costs.  Estimated savings from this effort are estimated to be $2.5 to $3.0 million for the year ending 2020.

While management expects these actions to result in prospective cost reductions, management is also committed to securing debt and/or equity financing to ensure that liquidity will be sufficient to meet the Company’s cash requirements through at least a period of the next twelve months. Management believes potential sources of liquidity include at least the following:

▪

In March 2019, the Company received funding commitments in the amount of $4,000,000 from members of the Board of Directors, of which $1,500,000 has been drawn through December 31, 2019, of which $786,125 remains outstanding. Management expects that $500,000 of such remaining commitments is available to the Company.

▪

In May 2019, the Company filed a Form S-3 prospectus with the Securities and Exchange Commission which became effective on June 19, 2019, and allows the Company to offer up to $100,000,000 aggregate dollar amount of shares of its common stock, preferred stock, debt securities, warrants to purchase its common stock, preferred stock or debt securities, subscription rights to purchase its common stock, preferred stock or debt securities and\or units consisting of some or all of these securities, in any combination, together or separately, in one of more offerings, in amounts, at prices and on the terms that the Company will determine at the time of the offering and which will be set forth in a prospectus supplement and any related free writing prospectus.

▪

On April 24, 2020, the Company completed a $6.0 million debt financing on a non-interest bearing convertible note with a 10% original issue discount.  The first tranche of $3.0 million was received April 27, 2020, with an additional $3.0 million available seven months from the date of closing at the option of the Company conditioned upon meeting certain requirements.  The note is repayable in twenty-two installments beginning three months after closing.

▪	On April 28, 2020, the Company received a Paycheck Protection Program (PPP) loan in the amount of $1,500,000.

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

The unaudited consolidated financial statements herein have been prepared by the Company pursuant to the rules and regulations of the United States Securities Exchange Commission (“SEC”).  The accompanying interim unaudited consolidated financial statements have been prepared under the presumption that users of the interim financial information have either read or have access to the audited consolidated financial statements for the latest year ended December 31, 2019.  Accordingly, note disclosures which would substantially duplicate the disclosures contained in the December 31, 2019 audited consolidated financial statements have been omitted from these interim unaudited consolidated financial statements.  The Company evaluated all subsequent events and transactions through the date of filing this report.

Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the three months ended March 31, 2020, are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.  For further information, refer to the audited consolidated financial statements and notes for the year ended December 31, 2019 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 26, 2020.

Principles of Consolidation

The accompanying unaudited consolidated financial statements include the accounts of OSS, which include the results from the Magma acquisition, Ion business combination, and acquisition of Concept Development Inc., since their respective dates of acquisition, its wholly-owned subsidiary, OSS GmbH, which includes the acquisition of Bressner Technology GmbH, and the accounts of the joint venture, SkyScale LLC, which was approved for dissolution on December 31, 2018 (collectively referred to as the “Company”).  Intercompany balances and transactions have been eliminated in consolidation.

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

Significant estimates made by management include, among others, the fair value of acquired net assets of CDI in August 2018 with reevaluation in April 2019, and Bressner Technology GmbH in October 2018, the allowance for doubtful accounts, fair value of stock options, recoverability of inventories and long-lived assets, and realizability of deferred tax assets.  Actual results could differ from those estimates.

Concentration Risks

At times, deposits held with financial institutions may exceed the amount of insurance provided by the Federal Deposit Insurance Corporation (“FDIC”), which provides basic deposit coverage with limits up to $250,000 per owner.  As of March 31, 2020, the Company had $2,169,502 in excess of the insurance limits.  The Company has not experienced any such losses in these accounts.  In Germany, the deposit insurance is €100,000 per bank, per customer.  As of March 31, 2020, Bressner has €443,844 (US$489,275) on deposit with banks in excess of the insurance limits.

In the three month periods ended March 31, 2020, and 2019, the Company has one customer which represented greater than 10% of the Company’s revenue.  Collectively, this customer represented approximately 27%, and 26% of revenue, respectively.  As of March 31, 2020 and December 31, 2019, one customer accounted for 59% and 45% of net trade accounts receivables, respectively.

The Company made purchases from certain suppliers of which each supplier was greater than 10% of the Company’s total vendor purchases on an annual basis.  Collectively these vendors represented approximately 17% and 30% of purchases for the three month periods ended March 31, 2020, and 2019, respectively.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on deposit and money market accounts.  The Company considers all highly liquid temporary cash investments with an initial maturity of 90 days or less when acquired to be cash equivalents.  Management believes that the carrying amounts of cash equivalents approximate their fair value because of the short maturity period.

Accounts Receivable

Accounts receivable are presented at net realizable value.  This value includes an appropriate allowance for estimated uncollectible accounts to reflect any loss anticipated on the trade accounts receivable and unbilled receivables.   Unbilled receivables include costs and gross profit earned in excess of billings.  The allowance for doubtful accounts is an estimate to cover the losses resulting from the inability of customers to make payments on their outstanding balances and unbilled receivables.  In estimating the required allowance, management considers the overall quality and aging of the accounts receivable, specific customer circumstances, current economic trends, and historical experience with collections.  At March 31, 2020 and December 31, 2019, the allowance for doubtful accounts was $11,518, and $14,000, respectively.

Revenues earned in excess of related billings are recorded as an asset on the balance sheet as unbilled receivables.  Unbilled receivables as of March 31, 2020 and December 31, 2019, were $214 and $25,432, respectively.

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

Goodwill

Goodwill represents the excess of the purchase price paid over the fair value of the net assets acquired in business combinations. Goodwill is not amortized but is tested for impairment at least annually or when we deem that a triggering event has occurred.  The Company reviews goodwill for impairment annually on December 31.  The Company completed its annual assessment for goodwill impairment and determined that goodwill is not impaired as of December 31, 2019 and no adjustment was required.

In April 2019, the Company performed an impairment test of goodwill, as a result of a short-fall in the actual overall financial performance of CDI as compared to plan, a recurring need for working capital, and a decrease in the Company’s stock price.  As a result of this interim evaluation, the Company recorded an impairment loss to goodwill of $1,697,394, which was charged to operating expenses during the second quarter of 2019.

Intangible Assets and Long-lived Assets

We evaluate our intangible and long-lived assets for impairment when events or circumstances arise that indicate our intangible and long-lived assets may be impaired. Indicators of impairment include, but are not limited to, a significant deterioration in overall economic conditions, a decline in our market capitalization, the loss of significant business, significant decreases in funding for our contracts, or other significant adverse changes in industry or market conditions. The Company completed its qualitative assessment for impairment in December 2019 and determined that there was no impairment as of December 31, 2019.  There were no events or circumstances that arose during the three month period ended March 31, 2020, that gave an indication of impairment. There can be no assurance, however, that market conditions will not change or demand for the Company’s products will continue, which could result in an impairment of intangible and long-lived assets in the future.

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

The Company recorded revenue from product sales that are held in vendor managed inventory under these agreements of $3,179,943 and $1,494,078 during the three month periods ended March 31, 2020 and 2019, respectively. As of March 31, 2020 and December 31, 2019, $1,329,057 and $459,893, respectively, of product sold through those dates were held by the Company in the vendor management program.

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

During the three month periods ended March 31, 2020 and 2019, revenue recognized on a fixed price contractual basis was $73,750 and $43,071, respectively.

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

Related billings that are in excess of revenue earned are deferred and recorded as a liability on the consolidated balance sheet until the related services are provided. Deferred revenue was $12,359 and $24,718 as of March 31, 2020 and December 31 2019, respectively.

Remaining performance obligations represent the amount of revenue from fixed-fee contracts. As of March 31, 2020 and December 31, 2019, approximately $0, attributable to cancellation of a contract, and $317,718, respectively of revenue from fixed-fee contracts that is expected to be recognized from these remaining performance obligations.  We elected to utilize the practical expedient exemption to exclude from this disclosure the amount of revenue from contracts which are not fixed-fee and where we do not have the right to invoice until the services have been performed.

The Company’s operating segment revenues disaggregated by primary geographic market, which is determined based on a customer’s geographic location, for the three months ended March 31, 2020 and 2019 is as follows:

	For The Three Month Period Ended March 31, 2020			For The Three Month Period Ended March 31, 2019
Entity:	Domestic	International	Total	Domestic	International	Total
Customized computers and flash arrays	$6,207,898	$1,610,380	$7,818,278	$2,042,510	$3,187,576	$5,230,086
In-flight entertainment & connectivity	529,406	92,540	621,946	296,529	2,925	299,454
Value-added reseller with minimal customization	-	4,919,413	4,919,413	-	4,528,359	4,528,359
	$6,737,304	$6,622,333	$13,359,637	$2,339,039	$7,718,860	$10,057,899

Warranty Reserves

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

The Company offers customers extended warranties beyond the standard one-year warranty on the product.  The extended warranties are considered service-type warranties and would be considered as a separate performance obligation under ASC 606.  The Company is the primary obligor and, revenue is recognized on a gross basis ratably over the term of the extended warranty.  The customer can purchase extended warranties from one to five years, in the bronze, silver or gold categories.  This entails hardware repair or replacement, shipping methods on how the warranties will be returned / delivered, response times and hours of operations to receive support.  The amount of warranties sold for the three months ended March 31, 2020 and 2019 were $92,724 and $80,123, respectively.

The revenue that was recognized for the warranties sold for the three months ended March 31, 2020 and 2019 were $69,105 and $106,698, respectively. The Company does have recourse with some of its suppliers that offer more than a one-year guarantee on parts, but this is not standard.  The few that offer greater than a year warranty, the Company may be able to cover the cost of the part from the manufacturer for the failed part.  The amounts of these costs vary in a wide range, but are not material, due to the infrequency of failure.  As of March 31, 2020 and December 31, 2019, deferred revenue totaled $388,378 and $394,571, respectively.  The Company expects to recognize $388,378 of unearned revenue amounts from 2020 through 2024.

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

OSS GmbH operates as an extension of OSS’ domestic operations.  The functional currency of OSS GmbH is the Euro. Transactions denominated in currencies other than the functional currency are remeasured to the functional currency at the average exchange rate in effect during the period.  At the end of each reporting period, monetary assets and liabilities are remeasured using exchange rates in effect at the balance sheet date. Non-monetary assets and liabilities are remeasured at historical exchange rates. Consequently, changes in the exchange rates of the currencies may impact the translation of the foreign subsidiaries’ statements of operations into U.S. dollars, which may in turn affect our consolidated statements of operations. The resulting foreign currency translation adjustments are recorded as a separate component of accumulated other comprehensive (loss) income in the consolidated balance sheets.

Derivative Financial Instruments

We employ derivatives to manage certain market risks through the use of foreign exchange forward contracts. We do not use derivatives for trading or speculative purposes. Our derivatives are designated as a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (cash flow hedge). We hedge a portion of the exchange risk involved in anticipation of highly probable foreign currency-denominated transactions. In anticipation of these transactions, we enter into foreign exchange contracts to provide currency at a fixed rate. As of March 31, 2020, the Company had no foreign exchange contracts outstanding.

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

Advertising Costs

Advertising costs are expensed as incurred and included in marketing and selling expense in the accompanying consolidated statements of operations.  Advertising costs for the three month periods ended March 31, 2020 and 2019 were $122,092 and $130,922, respectively.

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

In response to the COVID-19 pandemic, the Coronavirus Aid, Relief and Economic Security Act (CARES Act) was signed into law in March 2020. The CARES Act lifts certain deduction limitations originally imposed by the Tax Cuts and Jobs Act of 2017 (2017 Tax Act). Corporate taxpayers may carryback net operating losses (NOLs) originating during 2018 through 2020 for up to five years, which was not previously allowed under the 2017 Tax Act. The CARES Act also eliminates the 80% of taxable income limitations by allowing corporate entities to fully utilize NOL carryforwards to offset taxable income in 2018, 2019 or 2020. Taxpayers may generally deduct interest up to the sum of 50% of adjusted taxable income plus business interest income (30% limit under the 2017 Tax Act) for tax years beginning January 1, 2019 and 2020. The CARES Act allows taxpayers with alternative minimum tax credits to claim a refund in 2020 for the entire amount of the credits instead of recovering the credits through refunds over a period of years, as originally enacted by the 2017 Tax Act.

In addition, the CARES Act raises the corporate charitable deduction limit to 25% of taxable income and makes qualified improvement property generally eligible for 15-year cost-recovery and 100% bonus depreciation. The enactment of the CARES Act resulted in two adjustments to our income tax provision for the three months ended March 31, 2020, relating to a projected 2018 NOL utilization and tax benefits from NOL carrybacks. We have recorded a discrete benefit of $100,000 in our income tax provision for the three months ended March 31, 2020 related to the CARES Act.

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

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASU 2016-02”).  Under ASU 2016-02, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term.  ASU 2016-02 is effective for the Company for fiscal years beginning after December 15, 2020, and interim periods within fiscal year 2022.  Early application is permitted.  Lessees must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements.  The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented.  Lessees may not apply a full retrospective transition approach.  The Company is currently evaluating the impact of adopting ASU 2016-02 on its consolidated financial statements and disclosures.  Based on our preliminary analysis, management expects the Company’s assets and liabilities to increase by the present value of the lease payments disclosed in Note 11.

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

In September 2018, the FASB issued ASU No. 2018-07, Stock-based Compensation: Improvements to Nonemployee Share-based Payment Accounting, which amends the existing accounting standards for share-based payments to nonemployees. This ASU aligns much of the guidance on measuring and classifying nonemployee awards with that of awards to employees. Under the new guidance, the measurement of nonemployee equity awards is fixed on the grant date. This ASU becomes effective for the year ending December 31, 2020 (and interim periods in 2021) and early adoption is permitted but no earlier than an entity’s adoption date of Topic 606. Entities will apply the ASU by recognizing a cumulative-effect adjustment to retained earnings as of the beginning of the annual period of adoption. We are currently evaluating the impact that ASU 2018-07 will have on our condensed consolidated financial statements.

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

NOTE 3 – Long-Lived Intangible Assets

Definite lived intangible assets related to acquisition are as follows, as of March 31, 2020:

	Expected Life	Remaining Months	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Customer lists and relationships	36 to 60 months	19 to 41 months	$2,084,515	$(1,226,805)	$857,710
Drawings and Technology	36 months	0 months	760,207	(760,207)	-
Trade name, Trademarks & other	24 to 36 months	5 to 19 months	447,274	(255,655)	191,619
Non-compete	36 months	19 months	246,797	(124,460)	122,337
			$3,538,793	$(2,367,126)	$1,171,667

Definite lived intangibles assets related to acquisitions are as follows, as of December 31, 2019:

	Expected Life	Remaining Months	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Customer lists and relationships	36 to 60 months	22 to 44 months	$2,084,515	$(1,109,681)	$974,834
Drawings and Technology	36 months	0 months	760,207	(760,207)	-
Trade name, Trademarks & other	24 to 36 months	8 to 22 months	447,274	(217,570)	229,704
Non-compete	36 months	22 months	246,797	(105,143)	141,654
			$3,538,793	$(2,192,601)	$1,346,192

As of March 31, 2020, amortization expense of the definite lived intangible assets for the years remaining is as follows:

2020	2021	2022	2023	Total
$509,410	$556,872	$63,231	$42,154	$1,171,667

Amortization expense recognized during the three months ended March 31, 2020 and 2019 was $174,525               and $349,419, respectively.

NOTE 4 – ACCOUNTS RECEIVABLE

Accounts receivable, net consists of the following:

	March 31,	December 31,
	2020	2019
Accounts receivable	$9,122,983	$11,655,725
Unbilled receivables	214	25,432
	9,123,197	11,681,157
Less: allowance for doubtful accounts	(11,518)	(14,000)
	$9,111,679	$11,667,157

Unbilled receivables include amounts associated with percentage of completion and milestone billing accounting, which includes cost and gross profit earned in excess of billing, not currently billable due to contractual provisions.  Recoveries of bad debt expense related to accounts receivable was ($2,405) and ($88) for the three month periods ended March 31, 2020 and 2019, respectively.

NOTE 5 – INVENTORIES

Inventories, net consist of the following:

	March 31,	December 31,
	2020	2019
Raw materials	$3,820,575	$2,478,882
Sub-assemblies	1,277,061	1,857,004
Work-in-process	1,024,973	493,276
Finished goods	3,490,385	3,087,529
	9,612,994	7,916,691
Less: reserves for obsolete and slow-moving inventories	(628,117)	(547,335)
	$8,984,877	$7,369,356

NOTE 6 – PROPERTY AND EQUIPMENT

Property and equipment, net consists of the following:

	March 31,	December 31,
	2020	2019
Computers and computer equipment	$659,763	$633,546
Furniture and office equipment	337,901	340,801
Manufacturing equipment and engineering tools	2,503,576	2,501,020
ERP System	1,892,420	1,709,125
Leasehold improvements	902,974	892,097
	6,296,634	6,076,589
Less: accumulated depreciation and amortization	(2,744,083)	(2,508,025)
	$3,552,551	$3,568,564

During the three month periods ended March 31, 2020 and 2019, the Company incurred $221,300 and $115,308, respectively of depreciation and amortization expense related to property and equipment.

NOTE 7 – ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consist of the following:

	March 31,	December 31,
	2020	2019
Accrued compensation and related liabilities	$1,798,990	$1,621,177
Deferred revenue and customer deposits	1,410,491	1,260,126
Warranty reserve	422,782	424,011
Other accrued expenses	978,243	1,302,118
	$4,610,506	$4,607,432

NOTE 8 – DEBT

Bank Lines of Credit

Bressner Technology GmbH has three revolving lines of credit with German institutions totaling €3,600,000 (US$3,968,492).  Borrowing under the lines of credit bear interest at variable rates of Euribor plus a stated rate.  Current rates are between 3.75% and 7.99%.  There were no outstanding lines of credit balances as of March 31, 2020 and December 31, 2019.

Foreign Debt Obligations

Bressner Technology GmbH has two term loans outstanding with a total balance outstanding of €763,556 (US$841,713) as follows:

Bressner entered into a note payable in September 2017, in the amount of €400,000 (US$436,272) which bears interest at 2.125% and matured on January 31, 2020.  As of March 31, 2020, this note has been paid in full.  Quarterly principal payments of €25,000 (US$28,068) were due in January, April, July and November of 2019.  The balance outstanding as of December 31, 2019 is €25,000 (US$28,068).

Bressner entered into a note payable in April 2019 in the amount of €500,000 (US$561,350) which bears interest at 2.25% and matures on March 30, 2021 with monthly payments of principal and interest of €22,232 (US$24,960). The balance outstanding as of March 31, 2020 and December 31, 2019 is €263,556 (US$290,534) and €328,525 (US$368,835), respectively.

Bressner entered into a note payable in June 2019 in the amount of €500,000 (US$551,180) which bears interest at 1.70.% and matures on June 25, 2020 with a balloon payment of principal and interest.  The amount outstanding as of March 31, 2020 and December 31, 2019 is €509,544 (US$561,700) and €508,679 (US$571,095), respectively.  Bressner is in the process of having this loan’s maturity date extend one year.

Bressner entered into a note payable in September 2019 in the amount of €300,000 (US$336,810) which bears interest at 1.65.% and matured on March  24, 2020, with a balloon payment of principal and interest.  The outstanding balance was paid in full as of March 31, 2020.  At December 31, 2019 the outstanding balance was €301,650 (US$338,663).

Notes Payable

In April 2019, the Company borrowed $350,000 from three individuals for a two year period at an interest rate of 9.5% which requires the Company to make monthly principal and interest payments of $16,100 per month.  These loans are secured by the assets of the Company.  In connection with these loans, the Company issued to the noteholders warrants to purchase shares of the Company’s common stock equal to 10% of the original principal at a price per share equal to $2.15 per share.  Accordingly, the Company issued to the noteholders warrants to purchase 16,276 shares of the Company’s common stock at an exercise price of $2.15 per share. The relative fair value of each warrant was $0.90.  The relative fair value of warrants was estimated using Black-Scholes with the following weighted-average assumptions: fair value of the Company’s common stock at issuance of $2.15 per share; five year contractual term; 44.60% volatility; 0.0% dividend rate; and a risk-free interest rate of 2.307%.  The total relative fair value of the warrants issued is $14,037.  The balance outstanding as of March 31, 2020 and December 31, 2019 is $198,134 and $241,054, respectively.

Notes Payable – Related Parties

In April 2019, the Company borrowed $1,150,000 from three individuals who serve on the Company’s board of directors for a two year period at an interest rate of 9.5% which requires the Company to make monthly principal and interest payments of $52,900 per month.  These loans are secured by the assets of the Company.  In connection with these loans, the Company issued to the noteholders warrants to purchase shares of the Company’s common stock equal to 10% of the original principal at a price per share equal to $2.15 per share.  Accordingly, the Company issued to the noteholders warrants to purchase 53,490 shares of the Company’s common stock at an exercise price of $2.15 per share. The relative fair value of each warrant was $0.90.  The relative fair value of warrants was estimated using Black-Scholes with the following weighted-average assumptions: fair value of the Company’s common stock at issuance of $2.15 per share; five year contractual term; 42.60% volatility; 0.0% dividend rate; and a risk-free interest rate of 2.3067%.  The relative fair value of warrants issued is $46,121. The balance outstanding as of March 31, 2020 and December 31, 2019 is $650,129 and $791,170, respectively.

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

For the three month periods ended March 31, 2020 and 2019, total debt discount amortization was $7,520 and $0, respectively, and such amounts are included in interest expense in the accompanying consolidated statements of operations.

Total future payments under notes payable and related-party notes payable as of March 31, 2020 are as follows:

Period Ending March 31,	Related Parties	Third Parties	Foreign	Total	Discount
2020	$598,482	$182,120	$841,713	$1,622,315	$(30,079)
2021	51,647	16,014	-	67,661	(1,253)
Total minimum payments	650,129	198,134	841,713	1,689,976	(31,332)
Current portion of notes payable	(598,482)	(182,120)	(841,713)	(1,622,315)	30,079
Notes payable, net of current portion	$51,647	$16,014	$-	$67,661	$(1,253)

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

On June 26, 2019, the Company filed a prospectus supplement relating to its common stock, par value $0.0001 per share, whereby under the prospectus supplement, the Company may offer and sell common stock having an aggregate offering price of up to $10,000,000 through Noble Capital Markets, Inc., (“Noble”) acting as the Company’s agent.  As such, the Company entered into an Equity Distribution Agreement with Noble dated as of June 26, 2019.  In July 2019, the Company sold 1,554,832 shares of common stock through this offering for total gross proceeds of $2,700,714, which resulted in net proceeds to us of $2,488,148, after deducting compensation payable to Noble of $55,127 and other expenses of $157,439.  The Equity Distribution Agreement with Noble was terminated on August 26, 2019.

Exercise of Stock Options and Warrants

During the three months ended March 31, 2020, the Company issued 354,914 shares of common stock for proceeds of $57,000 in cash related to the exercise of stock options and warrants.  Of the total shares issued, 279,914 shares of common stock were issued as a cashless exercise of stock options.

During the three months ended March 31, 2019, the Company issued 54,098 shares of common stock for proceeds of $14,201 in cash related to the exercise of stock options and warrants.  Of the total shares issued, 17,598 shares of common stock were issued as a cashless exercise of stock.

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

Stock Options

A summary of stock option activity under each of the Company’s stock option plans during the three month period ended March 31, 2020:

	Stock Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2020	1,686,444	$1.32	4.84	$1,416,279
Granted	20,000	$2.70
Forfeited / Cancelled	(6,500)	$2.12
Exercised	(686,250)	$0.79
Outstanding at March 31, 2020	1,013,694	$1.69	5.08	$287,953
Exercisable at March 31, 2020	866,837	$1.49	5.08	$287,953
Vested and expected to vest at March 31, 2020	1,009,288	$1.69	5.55	$287,953

The following table presents details of the assumptions used to calculate the weighted-average grant date fair value of common stock options granted by the Company:

	For the Three Months Ended March 31,
	2020	2019
Expected term (in years)	5.87	4.65 - 5.87
Expected volatility	43.5 - 47.8%	43.7 - 44.4%
Risk-free interest rate	1.41%	3.00%
Weighted average grant date fair value per share	$2.70	$1.09
Grant date fair value of options vested	$720,095	$1,441,371
Intrinsic value of options exercised	$463,800	$56,369

As of March 31, 2020, the amount of unearned stock-based compensation estimated to be expensed from 2020 through 2029 related to unvested common stock options is $158,871, net of estimated forfeitures. The weighted-average period over which the unearned stock-based compensation is expected to be recognized is 1.57 years.

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

The Company’s restricted stock unit activity for the three months ended March 31, 2020 is as follows:

	Restricted Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at January 1, 2020	216,670	$3.02
Granted	80,000	$2.31
Vested	(91,669)	$2.94
Cancelled	(12,500)	$2.43
Unvested at March 31, 2020	192,501	$2.80

As of March 31, 2020, there was $423,077 of unrecognized compensation cost related to unvested restricted stock units which is expected to be recognized over a weighted average period of 1.51 years.

Stock-based compensation expense for the three month periods ended March 31, 2020 and 2019 was comprised of the following:

	For the Three Months Ended March 31,
Stock-based compensation classified as:	2020	2019
General and administrative	$159,680	$125,206
Production	17,969	14,898
Marketing and selling	17,292	14,393
Research and development	12,820	12,977
	$207,761	$167,474

Warrants

The following table summarizes the Company’s warrant activity during the three months ended March 31, 2020:

	Number of Warrants	Weighted Average Exercise Price
Warrants outstanding – January 1, 2020	630,947	$4.16
Warrants granted	-	$-
Warrants exercised	-	$-
Warrants outstanding – March 31, 2020	630,947	$4.16

NOTE 10 – EMPLOYEE BENEFIT PLAN

The Company has a 401(k) retirement plan. Under the terms of the plan, eligible employees may defer up to 20% of their pre-tax earnings, subject to the Internal Revenue Service annual contribution limit. Additionally, the Plan allows for discretionary matching contributions by the Company.  In the three month periods ended March 31, 2020 and 2019, the matching contributions were 100% of the employee's contribution up to a maximum of 5% of the employee’s annual compensation.  During the three month periods ended March 31, 2020 and 2019, the Company contributed $116,527 and $91,371, respectively, to the 401(k) Plan.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Legal

From time to time the Company is subject to various legal claims and proceedings arising in the ordinary course of business.  In the opinion of management, after consultation with legal counsel, the ultimate disposition of any such matters as of March 31, 2020 and December 31, 2019, will not have a materially adverse effect on the consolidated financial position or results of operations of the Company.

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

Leases

The Company leases its offices, manufacturing, and warehouse facility in San Diego County under a non-cancelable operating lease. Our corporate headquarters are in a leased space comprising approximately 29,342 square feet in Escondido, California under a lease that was renewed in August 2018 and expires in August 2024.  The Company also leases a 3,208 square foot facility in Salt Lake City, Utah that houses our Ion software development team. The Company is the lessee of a leased space comprising approximately 12,000 square feet located in Irvine, California with the lease expiring in March 2021.  Bressner Technology GmbH, leases space comprising 8,073 square feet on a month to month basis.

For the three month periods ended March 31, 2020 and 2019, rent expense was $189,417 and $171,145, respectively.

NOTE 12 – RELATED PARTY TRANSACTIONS

In April 2019, certain members of the Company’s Board of Directors executed definitive agreements to commit funds of up to $4,000,000 as a credit facility. The Company initially borrowed $1,150,000 from members of the Board of Directors and $350,000 from other shareholders for a two year period at an interest rate of 9.5% which requires the Company to make monthly principal and interest payment of $69,000 per month. In connection with these loans, the Company issued to these note holders warrants to purchase shares of the Company’s common stock equal to 10% of the original principal at a price per share equal to $2.15 per share.  Accordingly, the Company issued to these note holders warrants to purchase 69,766 share of the Company’s common stock.  The relative fair value of the warrants issued was $60,158. Interest expense on all related-party notes payable for the three months ended March 31, 2020 and 2019 totaled $17,156 and $0, respectively.

The Company has engaged an advertising firm whose president is a former member of the Board of Directors of the Company. Amounts paid to this company are included in marketing and selling expense in the accompanying consolidated statements of operations and for the three months ended March 31, 2020 and 2019, totaled $6,000 and $9,000, respectively.

The Company has appointed certain stockholders to the Board of Directors.  Director fees paid by the Company, including stock-based compensation, for the three months ended March 31, 2020 and 2019 totaled $50,505 and $82,836, respectively, and are included in general and administrative expenses in the accompanying consolidated statements of operations.

The Company has engaged a related-party law firm (a principal of that firm owns shares in the Company) to provide legal services. Legal fees paid to this firm are included in general and administrative expenses in the accompanying consolidated statements of operations for the three months periods ended March 31, 2020 and 2019 and totaled $9,000 and $9,000, respectively.

The Company has engaged an IT network support firm whose owner is an employee of the Company.  Fees paid to this firm are included in general and administrative expense in the accompanying consolidated statements of operations for the three months ended March 31, 2020 and 2019 totaled $356 and $660, respectively.

NOTE 13 – NET LOSS PER SHARE

Basic and diluted net loss per share was calculated as follows for the three month periods ended March 31, 2020 and 2019:

	For the Three Months Ended March 31,
	2020	2019
Basic and diluted net loss per share attributable to common stockholders:
Numerator:
Net loss attributable to common stockholders	$(1,096,032)	$(944,729)
Denominator:
Weighted average common shares outstanding - basic	16,332,898	14,239,711
Effect of dilutive securities	-	-
Weighted average common shares outstanding - diluted	16,332,898	14,239,711
Net loss per common share attributable to common stockholders:
Basic	$(0.07)	$(0.07)
Diluted	$(0.07)	$(0.07)

NOTE 14 – SEGMENT AND GEOGRAPHIC INFORMATION

The Company operates in three reportable segments: the design and manufacture of high-performance customized computers and flash arrays, in-flight entertainment & connectivity and value-added reseller with minimal customization. The Company evaluates financial performance on a company-wide basis.

Segment detail for the three month periods ended March 31, 2020 and 2019 is as follows:

	For The Three Month Period Ended March 31, 2020				For The Three Month Period Ended March 31, 2019
	OSS	CDI	Bressner	Total	OSS	CDI	Bressner	Total
Revenues	$7,818,278	$621,946	$4,919,413	$13,359,637	$5,230,086	$299,454	$4,528,359	$10,057,899
Cost of revenues	(5,621,751)	(499,158)	(3,843,041)	(9,963,950)	(3,729,173)	(345,727)	(3,571,377)	(7,646,277)
Gross profit	2,196,527	122,788	1,076,372	3,395,687	1,500,913	(46,273)	956,982	2,411,622
Gross margin %	28.1%	19.7%	21.9%	25.4%	28.7%	-15.5%	21.1%	24.0%
Total operating expenses	3,530,278	455,931	920,632	4,906,841	3,137,869	312,977	992,984	4,443,830
(Loss) income from operations	$(1,333,751)	$(333,143)	$155,740	$(1,511,154)	$(1,636,956)	$(359,250)	$(36,002)	$(2,032,208)

Revenue from customers with non-U.S. billing addresses represented approximately 50% and 72% of the Company’s revenue during the three month periods ended March 31, 2020 and 2019, respectively.

As of March 31, 2020, substantially all the Company’s long-lived assets were located in the United States of America with the exception of assets of $223,000 located in Germany.

NOTE 15 – SUBSEQUENT EVENTS

Cost Reduction Plan

On April 5, 2020, the Board of Directors approved workforce reductions as part of the Company’s cost cutting measures implemented in response to the negative financial and operational impacts resulting from the rapidly evolving novel coronavirus (“COVID-19”) pandemic.  Approximately 19% of the Company’s 115 employees are impacted through workforce reductions as well as some reduced-hour work weeks.

On April 7, 2020, the Company implemented a cost reduction plan which included the termination of certain employees and elimination of certain costs.  Estimated savings from this effort are expected to be $2.5 to $3.0 million for the year ending 2020.

Bressner – Line of Credit

On April 9, 2020, Bressner converted €500,000 of their line of credit from UniCredit Bank to a one year term loan at 1.9% interest with principal and interest due upon maturity.

Senior Secured Convertible Promissory Notes

On April 20, 2020, the Company entered into a Securities Purchase Agreement providing for the issuance of the Company’s Senior Secured Convertible Promissory Notes with a principal face amount of up to 6,000,000.   The Notes are, subject to certain conditions, convertible into shares of the Company’s common stock, par value $0.0001 per share at an initial conversion price per share of $2.50. Pursuant to the Purchase Agreement, the Notes will be issued with a 10% original issue discount.

On April 24, 2020, the Company consummated the initial closing of the offering (the “Initial Closing”) under the Purchase Agreement and issued a Senior Secured Convertible Promissory Note with an aggregate of $3,000,000 to an institutional investor (“Initial Note”). The investors purchased the Initial Note for an aggregate purchase price of $2,700,000, at the Initial Closing after a 10% original issue discount.  The Initial Note bears no interest rate (except upon event of default) and, unless earlier converted or redeemed, will mature on the date that is the twenty-three (23) month anniversary of the last day from the Initial Closing.

On April 28, 2020, the Company received a two year, 1% Paycheck Protection Program (PPP) loan of $1.5 million.

The Company has evaluated subsequent events after the consolidated balance sheet dated as of March 31, 2020 through the date of filing of this quarterly report.  Based upon the Company’s evaluation, management has determined that, other than as disclosed in the accompanying notes, no subsequent events have occurred that would require recognition in the accompanying consolidated financial statements or disclosure in the notes thereto.

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

On June 26, 2019, the Company filed a prospectus supplement relating to its common stock, par value $0.0001 per share, whereby under the prospectus supplement, the Company may offer and sell common stock having an aggregate offering price of up to $10,000,000 through Noble acting as the Company’s agent.  As such, the Company entered into an Equity Distribution Agreement with Noble dated as of June 26, 2019.  During the year ended December 31, 2019, the Company sold 1,554,832 shares of common stock for total gross proceeds of $2,700,714, which resulted in net proceeds to the Company of $2,488,148, after deducting compensation payable to Noble of $55,127 and other expenses of $157,439.

On February 15, 2020, Steve Cooper was terminated as President and CEO of One Stop Systems, Inc., and was replaced by David Raun who has become interim CEO of the Company.

On April 24, 2020, the Company consummated the initial closing of the offering (the “Initial Closing”) under the Purchase Agreement and issued a Senior Secured Convertible Promissory Note with an aggregate of $3,000,000 to an institutional investor (“Initial Note”). The investors purchased the Initial Note for an aggregate purchase price of $2,700,000, at the Initial Closing after a 10% original issue discount.  The Initial Note bears no interest rate (except upon event of default) and, unless earlier converted or redeemed, will mature on the date that is the twenty-three (23) month anniversary of the last day from the Initial Closing.

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

Components of Results of Operations

Revenue

On January 1, 2019, the Company adopted the new accounting standard update ASC 606, Revenue from Contracts with Customers, which superseded nearly all existing revenue recognition guidance under GAAP, to all contracts using the modified retrospective method.  For a more detailed description of our revenue recognition policies see the Company’s consolidated financial statements Note 2 – Significant Accounting Policies.

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

Results of Operations

Results of operations for the three month periods ended March 31, 2020 and 2019 include the following businesses:  Magma, the purchase of the Ion assets from Western Digital, Concept Development LLC, and Bressner Technology GmbH.

The following tables set forth our results of operations for the three month periods ended March 31, 2020 and 2019 respectively, presented in dollars and as a percentage of net revenue.

	For the Three Months Ended March 31,
	2020	2019
Revenue	$13,359,637	$10,057,899
Cost of revenue	9,963,950	7,646,277
Gross profit	3,395,687	2,411,622
Operating expenses:
General and administrative	2,514,065	2,043,934
Marketing and selling	1,189,351	1,137,932
Research and development	1,203,425	1,261,964
Total operating expenses	4,906,841	4,443,830
Loss from operations	(1,511,154)	(2,032,208)
Other income (expense):
Interest income	24,637	3,107
Interest expense	(68,784)	(6,268)
Other income (expense), net	(8,029)	(11,271)
Total other income (expense), net	(52,176)	(14,432)
Loss before income taxes	(1,563,330)	(2,046,640)
Benefit for income taxes	(467,298)	(1,101,911)
Net loss attributable to common stockholders	$(1,096,032)	$(944,729)

	For the Three Months Ended March 31,
	2020	2019
Revenue	100.0%	100.0%
Cost of revenue	74.6%	76.0%
Gross profit	25.4%	24.0%
Operating expenses:
General and administrative	18.8%	20.3%
Marketing and selling	8.9%	11.3%
Research and development	9.0%	12.5%
Total operating expenses	36.7%	44.2%
Loss from operations	-11.3%	-20.2%
Other income (expense):
Interest income	0.2%	0.0%
Interest expense	-0.5%	-0.1%
Other income (expense), net	-0.1%	-0.1%
Total other income (expense), net	-0.4%	-0.1%
Loss before income taxes	-11.7%	-20.3%
Benefit for income taxes	-3.5%	-11.0%
Net loss attributable to common stockholders	-8.2%	-9.4%

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

	For The Three Months Ended March 31,
	2020	2019
Net loss attributable to common stockholders	$(1,096,032)	$(944,729)
Depreciation and amortization	395,825	464,727
Amortization of debt discount	7,520	-
Amortization of deferred gain	(41,479)	(16,479)
Stock-based compensation expense	207,761	167,474
Interest expense	68,784	6,268
Interest income	(24,637)	(3,107)
Acquisition expense	-	3,975
Benefit for income taxes	(467,298)	(1,101,911)
Adjusted EBITDA	$(949,556)	$(1,423,782)

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

The following table sets-forth Non-GAAP net loss attributable to common stockholders and basic and diluted earnings per share:

	For The Three Months Ended March 31,
	2020	2019
Net loss attributable to common stockholders	$(1,096,032)	$(944,729)
Amortization of intangibles	174,525	349,419
Stock-based compensation expense	207,761	167,474
Non-GAAP net loss attributable to common stockholders	$(713,746)	$(427,836)

Non-GAAP net loss per share attributable to common stockholders:
Basic	$(0.04)	$(0.03)
Diluted	$(0.04)	$(0.03)
Weighted average common shares outstanding:
Basic	16,332,898	14,239,711
Diluted	16,332,898	14,239,711

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

	For the Three Months Ended March 31,		Change
Cash flow:	2020	2019
Cash used in operating activities	$(721,773)	$(200,017)	$(521,756)
Capital expenditures	(200,049)	(803,243)	603,194
Free cash flow	$(921,822)	$(1,003,260)	$81,438

Comparison of the three months ended March 31, 2020 and 2019

Revenues, cost of revenues and gross profit:

	For the Three Months Ended March 31, 2020				For the Three Months Ended March 31, 2019
Entity:	Revenue	Cost of Revenue	Gross Profit	Gross Margin %	Revenue	Cost of Revenue	Gross Profit	Gross Margin %
OSS - (inclusive of SkyScale)	$7,818,278	$(5,621,751)	$2,196,527	28.1%	$5,230,086	$(3,729,173)	$1,500,913	28.7%
Concept Development Inc.	621,946	(499,158)	122,788	19.7%	299,454	(345,727)	(46,273)	-15.5%
Bressner Technology GmbH	4,919,413	(3,843,041)	1,076,372	21.9%	4,528,359	(3,571,377)	956,982	21.1%
	$13,359,637	$(9,963,950)	$3,395,687	25.4%	$10,057,899	$(7,646,277)	$2,411,622	24.0%

Revenue

For the three month period ended March 31, 2020, total revenue increased $3,301,738 or 32.8%, as compared to the same period in 2019. The increase was primarily driven by revenue from OSS’ core media and entertainment business and other products which provided an incremental $2,588,191 or 25.7 percentage points of the increase.  Bressner contributed $391,054 or 3.9 percentage points and CDI contributed $322,493 or 3.2 percentage points of the total increase in revenue.

Cost of revenue and gross margin

Cost of revenue increased by $2,317,673 or 30.3%, for the three month period ended March 31, 2020 as compared to the same period in 2019. The increase in cost of revenue was primarily driven by cost of revenue from OSS’ core business which contributed $1,892,578 or 24.7 percentage points of the increase.  Bressner contributed $271,664 or 3.6 percentage points and CDI contributed $153,431 or 2.0 percentage points of the total increase in cost of revenue.

The overall gross margin percentage increased from 24.0% for the three month period ended March 30, 2019 to 25.4% for the three month period ended March 31, 2020, an increase of 1.4 percentage points.  The gross margin for the core OSS business for the three month period ended March 31, 2020 was 28.1%, which was 0.6 percentage points less in comparison to the prior year period of 28.7%.  The majority of the improvement in overall gross margin is attributable to CDI which improved margins from a negative contribution of (15.5%) to a favorable contribution of 19.7% in the current year.  Bressner contributed gross margin at a rate of 21.9% as compared to 21.1% in the same year ago period.

Operating expenses

General and administrative expense

General and administrative expense increased $470,131 or 23.0%, for the three month period ended March 31, 2020 as compared to same period in 2019.  The increase in general and administrative expenses is primarily attributable to the accrual for severance benefits attributable to the termination of our former president and chief executive officer.  Overall general and administrative expenses decreased as a percentage of revenue to 18.8% during the three month periods ended March 31, 2020 as compared to 20.3% during the same period in 2019.

Marketing and selling expense

Marketing and selling expense increased $51,418 or 4.5% during the three month periods ended March 31, 2020 as compared to the same period in 2019.  The increase in marketing and selling expenses is primarily attributable to increased personnel costs.  Marketing and selling expense decreased as a percentage of revenue to 8.9% during the three month period ended March 31, 2020 as compared to 11.3% during the same period in 2019.

Research and development expense

Research and development expense decreased by $58,539 or 4.6% during the three month period ended March 31, 2020 as compared to same period in 2019.  The majority of the decrease is attributable to reductions of $110,942 in the activities of the core OSS business attributable to reductions in outside engineering and contract labor fees, and prototypes, and a reduction at Bressner of $8,982.  These reductions were offset by increases at CDI of $61,385 attributable to on-going projects.  Overall, total research and development expense decreased as a percentage of revenue to 9.0% during the three month period ended March 31, 2020 as compared to 12.5% during the same period in 2019.

Interest income

Interest income increased $21,530 for the three month period ended March 31, 20209 as compared to same period in 2019.  The increase is attributable to increased finance charges on outstanding accounts receivable balances from our largest customer in the media and entertainment industry.

Interest expense

Interest expense increased $62,516 for the three month period ended March 31, 2020 as compared to same period in 2019.  On April 4, 2019, the Company borrowed $1,500,000 from individuals and related parties at an annual interest rate of 9.5%, additionally, warrants of 10% of the value of the borrowing were also granted.  The fair value of the warrants is amortized over the life of the loans and such costs are included as interest expense.  The increase in increase expenses is mainly attributable to this increase in borrowings.

Other income (expense), net

Other income (expense), for the three month period ended March 31, 2020 resulted in a net decrease in other income and expense of $3,242 and compared to the same period in 2019.

Provision for income taxes / Income tax benefits

We have recorded an income tax benefit of $467,298 and $1,101,911, respectively, for the three month periods ended March 31, 2020 and 2019.  This benefit is attributable to projected annual taxable income for 2020 with a projected tax rate of 28.2%.  The projected effective tax rate for the quarter differs from the statutory rate mainly due to permanent non-deductible goodwill amortization for Bressner Technology GmbH, income from the Global Intangible Low-Taxed Income inclusion, as well as projecting federal, foreign and state tax liabilities for the year.

In determining the periodic income tax expense, GAAP requires us to forecast our annual effective income tax rate (“AETR”) for the years December 31, 2020 and 2019.  Based on management’s projections, the Company expects income tax benefits related to research and development credits and equity compensation benefits to exceed our pretax earnings in 2020 and 2019.

Liquidity and capital resources

Given our recent operating losses, the Company’s primary sources of liquidity have been provided by (i) the Company’s February 2018 initial public offering (net proceeds were approximately $16,100,000), (ii) March 2019 notes payable from members of the Board of Directors and others of $1,500,000, (iii) the June 2019 sale of 1,554,832 shares of the Company’s common stock for net cash proceeds of $2,488,148 and (iv) the April 24, 2020 sale of $3,000,000 of Senior Secured Convertible Promissory Notes issued at a 10% original issue discount.

As of March 31, 2020, the Company’s cash and cash equivalents were $3,038,006 and working capital of $11,938,554.  Cash and cash equivalents held by Bressner totaled $504,103 (USD) at March 31, 2020, and Bressner’s debt covenants do not permit the use of those funds by its parent company. During the three months ended March 31, 2020, the Company experienced an operating loss of $1,511,154 with cash used in operating activities of $721,773. Our largest customer who is engaged in the media and entertainment industry is having significant financial hardships attributable to the COVID-19 pandemic and as a result has been slow in paying its outstanding accounts receivables. The Company has formulated a plan whereby extended terms have been made available, and our customer is presently honoring those terms.

The Company’s revenue growth, inclusive of two acquisitions made in 2018, has resulted in growth of the Company as a whole, but has been offset by increased spending in all areas of operating expenses:  general and administrative, marketing and selling, and research and development.

The recent outbreak of the novel strain of coronavirus, or COVID-19, which has been declared by the World Health Organization to be a “public health emergency of international concern,” has spread across the globe and is impacting worldwide economic activity. A public health pandemic, including COVID-19, poses the risk that we or our employees, contractors, suppliers, and other partners may be prevented from conducting business activities for an indefinite period of time, including due to shutdowns that may be requested or mandated by governmental authorities. While it is not possible at this time to estimate the impact that COVID-19 could have on our business, the continued spread of COVID-19 and the measures taken by the governments of countries affected could disrupt the supply chain and adversely impact our business, financial condition or results of operations. The COVID-19 outbreak and mitigation measures may also have an adverse impact on global economic conditions which could have an adverse effect on our business and financial condition. The extent to which the COVID-19 outbreak impacts our results will depend on future developments that are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of the virus and the actions to contain its impact.

The Company’s operations team is closely monitoring the potential impact to the Company’s business, including its cash flows, supply chains, customers and employees. Though management has been successfully managing through the current known impacts, if the situation further deteriorates or the outbreak results in further restriction on both supply and demand factors, our cash flows, financial position and operating results for fiscal year 2020 and beyond will be negatively impacted. Neither the length of time nor the magnitude of the negative impacts can be presently determined.

Management’s plans with respect to the above is to continue its efforts to restructure the Company with the primary objectives of reducing costs, conserving cash, strengthening margins, and improving company-wide execution.  Specific actions already implemented by management include the deferral of certain executive and Board compensation payments, a freeze on hiring and minimizing overtime, travel and entertainment, and contractor costs.  On April 7, 2020, the Company implemented a cost reduction plan which included the termination of certain employees and elimination of certain costs.  Estimated savings from this effort are expected to be $2.5 to $3.0 million for the year ending 2020.

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

▪

In May 2019, the Company filed a Form S-3 prospectus with the Securities and Exchange Commission which became effective on June 19, 2019, and allows the Company to offer up to $100,000,000 aggregate dollar amount of shares of its common stock, preferred stock, debt securities, warrants to purchase its common stock, preferred stock or debt securities, subscription rights to purchase its common stock, preferred stock or debt securities and\or units consisting of some or all of these securities, in any combination, together or separately, in one of more offerings, in amounts, at prices and on the terms that the Company will determine at the time of the offering and which will be set forth in a prospectus supplement and any related free writing prospectus.

▪

On April 24, 2020, the Company consummated the initial closing of the offering (the “Initial Closing”) under the Purchase Agreement and issued a Senior Secured Convertible Promissory Note with an aggregate of $3,000,000 to an institutional investor (“Initial Note”). The investors purchased the Initial Note for an aggregate purchase price of $2,700,000, at the Initial Closing after a 10% original issue discount.  The Initial Note bears no interest rate (except upon event of default) and, unless earlier converted or redeemed, will mature on the date that is the twenty-three (23) month anniversary of the last day from the Initial Closing.

▪	On April 28, 2020, the Company received a Paycheck Protection Program (PPP) loan in the amount of $1,500,000.

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

The following table summarizes our cash flows for the three month periods ended March 31, 2020 and 2019:

	For the Three Months Ended March 31,
Cash flows:	2020	2019
Net cash used in operating activities	$(721,773)	$(200,017)
Net cash used in investing activities	$(198,507)	$(802,193)
Net cash used in financing activities	$(1,214,119)	$(817,272)

Operating Activities

During the three month period ended March 31, 2020 we used $721,773 in cash from operating activities, a decrease in cash of $521,756 when compared to the cash used in operating activities of $200,017 during the same period in 2019. The increase in cash used in operating activities was primarily a result of a reduction in working capital of $1,145,361, an increase in net loss of $151,303, which was offset by an increase in non-cash adjustments of $774,908.  Non-cash adjustments include increases of $977,611 comprised of deferred benefit for income taxes, warranty reserves, depreciation, and debt discount, inventory reserves and stock-based compensation expense.  These increases were offset by $(202,703) in decreases in non-cash adjustments attributable to gain on disposal of property and equipment, provision for bad debt, amortization of deferred gain and amortization of intangibles.

Working capital decreased overall by $1,145,361.  The sources of working capital of $1,535,078 are attributable to reductions in accounts receivable and inventories for the comparable period.  These sources were offset by uses of working capital due to increases in prepaids and other assets, and reduced accounts payable and accrued expenses and other liabilities of $2,680,439.

Our ability to generate cash from operations in future periods will depend in large part on our profitability, the rate and timing of collections of our accounts receivable, our inventory turns and our ability to manage other areas of working capital including accounts payable.

Investing Activities

During the three month period ended March 31, 2020, we used cash of $198,507 in investing activities as compared to $802,193 used during the same period in 2019, a decrease of $603,686.  In the prior reporting period, the Company was expanding and remodeling its facility for increased capacity.  Such costs were not incurred in the current period.  Additionally, in the prior year, the Company was implementing phase I of its ERP system which included a team of external resources for which the costs were capitalized.  Though phase II is currently in process, the implementation team is significantly smaller and as a result we are not incurring comparable costs.  We do not anticipate any other significant purchases of equipment beyond that which is anticipated for use in the normal course of our core business activity.

Financing Activities

During the three month period ended March 31, 2020, we used $1,214,119 in financing activities as compared to the cash used of $817,272 during the same period in 2019.  During the three month period ended March 31, 2020, in addition to payments on term loans and outstanding lines of credit, the Company received proceeds of $57,000 through the exercise of stock options which was offset by a payment for taxes of $656,845 that was paid on behalf of those that exercised options and RSU’s on a net cashless basis.

For the three month period ended March 31, 2019, the Company received proceeds from the exercise of options of $14,201and paid net $831,473 on the outstanding debt obligations.

Contractual obligations and commitments

The following table sets forth our non-cancellable contractual obligations as of March 31, 2020.

Contractual Obligations:	Total	Less than 1 year	1-3 years	3-5 years	More than 5 Years
Notes payable	$1,689,977	$1,622,316	$67,661		$-
Operating leases	1,740,468	635,693	972,442	132,333	-
Total	$3,430,445	$2,258,009	$1,040,103	$132,333	$-

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

Customer agreements include one vendor managed inventory program. The Company recognizes revenue under this arrangement when all of the following criteria are met: (i) the goods have been identified separately as belonging to the customer; (ii) the goods are ready for physical shipment to the customer; (iii) the Company does not have the ability to direct the goods to another customer; and (iv) the arrangement was requested by the customer and the customer has sufficiently explained a substantial business purpose for the arrangement.  Management also considers whether the customer's custodial risks are insured and whether modifications to the Company's normal billing and credit terms were required.

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

Concentration of credit risk

Financial instruments that potentially expose us to concentrations of credit risk consist principally of cash, cash equivalents and accounts receivable. We place our cash and cash equivalents with financial institutions with high credit quality. At March 31, 2020 and December 31, 2019, we had $2,658,777 and $5,185,321, respectively, of cash and cash equivalents on deposit or invested with our financial and lending institutions.

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

Derivative Financial Instruments

We employ derivatives on a periodic basis to manage certain market risks through the use of foreign exchange forward contracts. We do not use derivatives for trading or speculative purposes. Our derivatives are designated as a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (cash flow hedge). We hedge a portion of the exchange risk involved in anticipation of highly probable foreign currency-denominated transactions. In anticipation of these transactions, we may enter into foreign exchange contracts to provide currency at a fixed rate.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 4. Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic and current reports that we file with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable and not absolute assurance of achieving the desired control objectives. In reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. In addition, the design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

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

Evaluation of Disclosure Controls and Procedures

Management is required to evaluate our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Disclosure controls and procedures are controls and other procedures designed to provide reasonable assurance that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report on Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include controls and procedures designed to provide reasonable assurance that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on our management’s evaluation (with the participation of our principal executive officer and principal financial officer), our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective at a reasonable assurance level as of the end of the period covered by this report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2020, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We are subject to litigation, claims, investigations and audits arising from time to time in the ordinary course of our business. However, at this time, we are not aware of any pending, threatened, or unasserted claims.

Item 1A. Risk Factors.

Please carefully consider the information set forth in this Quarterly Report on Form 10-Q and the risk factors discussed in Part I, Item I A. of our Annual Report on Form 10-K for the year ended December 31, 2019, which  could materially affect our business, financial condition or future results. In evaluating our business, you should carefully consider the risk factors discussed in our Annual Report on Form 10-K, as updated by our subsequent filings under the Exchange Act. The occurrence of any of the risks discussed in such filings, or other events that we do not currently anticipate or that we currently deem immaterial, could harm our business, prospects, financial condition and results of operations. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment.

Our business may be subject to risks arising from pandemic, epidemic, or an outbreak of diseases, such as the recent outbreak of the novel strain of coronavirus, COVID-19.

The recent outbreak of the novel strain of coronavirus, or COVID-19, which has been declared by the World Health Organization to be a “public health emergency of international concern,” has spread across the globe and is impacting worldwide economic activity. A public health pandemic, including COVID-19, poses the risk that we or our employees, contractors, suppliers, and other partners may be prevented from conducting business activities for an indefinite period of time, including due to shutdowns that may be requested or mandated by governmental authorities. While it is not possible at this time to estimate the impact that COVID-19 could have on our business, the continued spread of COVID-19 and the measures taken by the governments of countries affected could disrupt the supply chain and adversely impact our business, financial condition or results of operations. The COVID-19 outbreak and mitigation measures may also have an adverse impact on global economic conditions which could have an adverse effect on our business and financial condition. The extent to which the COVID-19 outbreak impacts our results will depend on future developments that are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of the virus and the actions to contain its impact.

We may not be able to obtain the supplies and materials that we need from our suppliers due to COVID-19.

As a result of the recent outbreak of the novel strain of coronavirus, COVID-19, there have been numerous factory closures. While many factories were closed for a few days because of the Chinese New Year holiday, the Chinese government ordered that businesses in various areas extend the Chinese New Year holiday due to the Coronavirus outbreak and it is possible that the Chinese government will announce additional closures in the future.

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

31.1**

Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 **.

31.2**

Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 **.

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

Company Name

Date: May 14, 2020	By:	/s/ David Raun
David Raun
Interim Chief Executive Officer (Principal Executive Officer)

Date: May 14, 2020	By:	/s/ John W. Morrison Jr.
John W. Morrison Jr.
Chief Financial Officer (Principal Financial and Accounting Officer)