Form 10-Q
period 2020-06-30
ONE STOP SYSTEMS, INC.
filed 2020-08-06
CIK 1394056

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                    Yes ☐    No ☒

As of July 31, 2020, the registrant had 16,627,623 shares of common stock (par value $0.0001) outstanding.

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements.

ONE STOP SYSTEMS, INC. (OSS)

UNAUDITED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2020	2019
ASSETS
Current assets
Cash and cash equivalents	$4,654,602	$5,185,321
Accounts receivable, net	10,454,051	11,667,157
Inventories, net	8,924,435	7,369,356
Prepaid expenses and other current assets	604,742	453,938
Total current assets	24,637,830	24,675,772
Property and equipment, net	3,554,648	3,568,564
Deposits and other	81,710	47,146
Deferred tax assets, net	3,975,599	3,019,823
Goodwill	7,120,510	7,120,510
Intangible assets, net	997,141	1,346,192
	$40,367,438	$39,778,007

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$3,018,133	$4,115,977
Accrued expenses and other liabilities	4,162,857	4,607,432
Current portion of notes payable, net of debt discount of $5,556 and $7,019, respectively (Note 7)	1,494,833	1,377,751
Current portion of related-party notes payable, net of debt discount of $18,256 and $23,060, respectively (Note 7)	487,595	561,441
Senior secured convertible note, net of discounts of $407,244 (Note 7)	1,092,756	-
Total current liabilities	10,256,174	10,662,601
Notes payable, net of current portion and debt discount of $0 and $2,047, respectively (Note 7)	-	149,301
Related-party notes payable, net of current portion and debt discount of $0 and $6,726 , respectively (Note 7)	-	199,943
Senior secured convertible note, net of discounts of $108,082 (Note 7)	1,255,554	-
Paycheck protection plan note payable (Note 7)	1,499,360	-
Total liabilities	13,011,088	11,011,845
Commitments and contingencies (Note 9)
Stockholders’ equity
Common stock, $.0001 par value; 50,000,000 shares authorized; 16,498,617 and 16,121,747 shares issued and outstanding, respectively	1,649	1,612
Additional paid-in capital	30,223,985	30,537,015
Noncontrolling interest	-	500
Accumulated other comprehensive loss	(5,898)	(17,773)
Accumulated deficit	(2,863,386)	(1,755,192)
Total stockholders’ equity	27,356,350	28,766,162
	$40,367,438	$39,778,007

See accompanying notes to consolidated financial statements

ONE STOP SYSTEMS, INC. (OSS)

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Revenue	$11,625,327	$14,886,236	$24,984,964	$24,944,135
Cost of revenue	8,300,132	9,473,078	18,264,082	17,119,354
Gross profit	3,325,195	5,413,158	6,720,882	7,824,781
Operating expenses:
General and administrative	1,877,358	2,234,084	4,391,423	4,278,019
Impairment of goodwill	-	1,697,394	-	1,697,394
Marketing and selling	845,098	1,237,003	2,034,449	2,374,936
Research and development	1,008,625	1,225,157	2,212,050	2,487,121
Total operating expenses	3,731,081	6,393,638	8,637,922	10,837,470
Loss from operations	(405,886)	(980,480)	(1,917,040)	(3,012,689)
Other income (expense):
Interest income	99,343	10,168	123,980	13,275
Interest expense	(150,186)	(53,013)	(218,970)	(59,281)
Other income (expense), net	3,056	(13,236)	(4,973)	(24,507)
Total other income (expense), net	(47,787)	(56,081)	(99,963)	(70,513)
Loss before income taxes	(453,673)	(1,036,561)	(2,017,003)	(3,083,202)
(Benefit) provision for income taxes	(441,511)	558,072	(908,809)	(543,839)
Net loss attributable to common stockholders	$(12,162)	$(1,594,633)	$(1,108,194)	$(2,539,363)

Net loss per share attributable to common stockholders:
Basic	$(0.00)	$(0.11)	$(0.07)	$(0.18)
Diluted	$(0.00)	$(0.11)	$(0.07)	$(0.18)

Weighted average common shares outstanding:
Basic	16,488,325	14,442,291	16,410,660	14,341,560
Diluted	16,488,325	14,442,291	16,410,660	14,341,560

See accompanying notes to consolidated financial statements

ONE STOP SYSTEMS, INC. (OSS)

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Net loss attributable to common stockholders	$(12,162)	$(1,594,633)	$(1,108,194)	$(2,539,363)
Other comprehensive income:
Currency translation adjustment	67,442	43,803	11,875	1,934
Total other comprehensive income	67,442	43,803	11,875	1,934
Comprehensive income (loss)	$55,280	$(1,550,830)	$(1,096,319)	$(2,537,429)

See accompanying notes to consolidated financial statements

ONE STOP SYSTEMS, INC. (OSS)

UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For The Three and Six Months Ended June 30, 2020

	Common Stock				Accumulated Other		Total
	Shares	Amount	Additional Paid-in-Capital	Noncontrolling Interest	Comprehensive loss	Accumulated Deficit	Stockholders' Equity
Balance, January 1, 2020	16,121,747	$1,612	$30,537,015	$500	$(17,773)	$(1,755,192)	$28,766,162
Stock-based compensation	-	-	207,761	-	-	-	207,761
Exercise of stock options	354,914	35	56,965	-	-	-	57,000
Return of capital upon dissolution of SkyScale	-	-	-	(500)	-	-	(500)
Taxes paid on net issuance of employee stock options	-	-	(656,845)	-	-	-	(656,845)
Currency translation adjustment	-	-	-	-	(55,567)	-	(55,567)
Net loss	-	-	-	-	-	(1,096,032)	(1,096,032)
Balance, March 31, 2020	16,476,661	$1,647	$30,144,896	$-	$(73,340)	$(2,851,224)	$27,221,979
Stock-based compensation	-	-	85,378	-	-	-	85,378
Exercise of stock options	21,956	2	7,465	-	-	-	7,467
Taxes paid on net issuance of employee stock options	-	-	(13,754)	-	-	-	(13,754)
Currency translation adjustment	-	-	-	-	67,442	-	67,442
Net loss	-	-	-	-	-	(12,162)	(12,162)
Balance, June 30, 2020	16,498,617	$1,649	$30,223,985	$-	$(5,898)	$(2,863,386)	$27,356,350

See accompanying notes to consolidated financial statements

ONE STOP SYSTEMS, INC. (OSS)

UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For The Three and Six Months Ended June 30, 2019

	Common Stock				Accumulated Other		Total
	Shares	Amount	Additional Paid-in-Capital	Noncontrolling Interest	Comprehensive Income (loss)	Accumulated Deficit	Stockholders' Equity
Balance, January 1, 2019	14,216,328	$1,422	$27,424,113	$500	$1,142	$(854,855)	$26,572,322
Stock-based compensation	-	-	167,474	-	-	-	167,474
Exercise of stock options, RSU's and Warrants	54,098	5	14,196	-	-	-	14,201
Currency translation adjustment	-	-	-	-	(41,869)	-	(41,869)
Net loss	-	-	-	-	-	(944,730)	(944,730)
Balance, March 31, 2019	14,270,426	$1,427	$27,605,783	$500	$(40,727)	$(1,799,585)	$25,767,398
Stock-based compensation	-	-	157,809	-	-	-	157,809
Exercise of stock options, RSU's and Warrants	227,221	23	6,925	-	-	-	6,948
Taxes paid on net issuance of employee stock options	-	-	(112,879)	-	-	-	(112,879)
Relative fair value of warrants issued with notes payable and notes payable to related parties	-	-	60,158	-	-	-	60,158
Currency translation adjustment	-	-	-	-	43,803	-	43,803
Net loss	-	-	-	-	-	(1,594,633)	(1,594,633)
Balance, June 30, 2019	14,497,647	$1,450	$27,717,796	$500	$3,076	$(3,394,218)	$24,328,604

See accompanying notes to consolidated financial statements

ONE STOP SYSTEMS, INC. (OSS)

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net loss attributable to common stockholders	$(1,108,194)	$(2,539,363)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Deferred benefit for income taxes	(953,939)	(253,097)
Unrealized gain on foreign currency transactions	-	18,743
Gain on disposal of property and equipment	(1,542)	(63,939)
(Recovery) provision for bad debt	(1,411)	1,358
Impairment of goodwill	-	1,697,394
Warranty reserves	-	4,818
Amortization of deferred gain	(53,838)	(32,957)
Depreciation	449,159	268,411
Amortization of intangibles	349,051	618,571
Inventory reserves	210,176	136,609
Amortization of debt discount	115,990	6,266
Stock-based compensation expense	293,139	325,283
Changes in operating assets and liabilities:
Accounts receivable	1,216,931	2,185,438
Inventories	(1,769,655)	(2,118,771)
Prepaid expenses and other current assets	(183,698)	(106,591)
Accounts payable	(1,107,724)	(559,831)
Accrued expenses and other liabilities	(389,504)	2,125,542
Net cash (used in) provided by operating activities	(2,935,059)	1,713,884

Cash flows from investing activities:
Purchases of property and equipment, including capitalization of labor costs for test equipment and ERP	(415,582)	(1,356,975)
Proceeds from sales of property and equipment	1,542	1,050
Net cash used in investing activities	(414,040)	(1,355,925)

Cash flows from financing activities:
Proceeds from issuance of stock and stock options exercised	64,467	21,149
Payment of payroll taxes on net issuance of employee stock options	(670,599)	(112,879)
Net borrowings on bank lines of credit	49,271	1,028,134
Net (repayments) borrowings on related-party notes payable	(285,320)	932,762
Net (repayments) borrowings on notes payable	(86,824)	454,004
Proceeds, net of repayments, on senior secured convertible note	2,247,363	-
Proceeds on Paycheck Protection Program (PPP) note payable	1,499,360	-
Net cash provided by financing activities	2,817,718	2,323,170

Net change in cash and cash equivalents	(531,381)	2,681,129
Effect of exchange rates on cash	662	(8,532)
Cash and cash equivalents, beginning of period	5,185,321	2,272,256
Cash and cash equivalents, end of period	$4,654,602	$4,944,853

See accompanying notes to consolidated financial statements

ONE STOP SYSTEMS, INC. (OSS)

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

	For the Six Months Ended June 30,
	2020	2019
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$108,313	$59,281
Cash paid during the period for income taxes	$146,132	$4,000

Supplemental disclosure of non-cash flow transactions:
Original issue discount on senior secured convertible note	$300,000	$-
Reclassification of inventories to property and equipment	$20,027	$67,948
Relative fair value of warrants issued in connection with notes and related party notes payable	$-	$60,158

See accompanying notes to consolidated financial statements

ONE STOP SYSTEMS, INC. (OSS)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

For The Three and Six Months Ended June 30, 2020 and 2019

NOTE 1 – THE COMPANY AND BASIS OF PRESENTATION

Historical Information and Company Overview

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

During the year ended December 31, 2015, the Company formed a new wholly-owned subsidiary in Germany, One Stop Systems, GmbH (“OSS GmbH”).  During July 2016, the Company acquired Mission Technologies Group, Inc. (“Magma”) and it operations.

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

On August 31, 2018, the Company acquired Concept Development Inc. (“CDI”) located in Irvine, California.  CDI specializes in the design and manufacture of custom high-performance computing systems for airborne in-flight entertainment and networking systems.

On October 31, 2018, OSS GmbH acquired 100% of the outstanding stock of Bressner Technology GmbH, a Germany limited liability company located near Munich, Germany (“Bressner”).  Bressner provides standard and customized servers, panel PCs, and PCIe expansion systems.  Bressner also provides manufacturing, test, sales and marketing services for customers throughout Europe.

Liquidity and Going Concern Considerations

Given our recent operating losses, the Company’s primary sources of liquidity have been provided by (i) the Company’s February 2018 initial public offering (net proceeds were approximately $16,100,000), (ii) March 2019 notes payable from members of the Board of Directors and others of $1,500,000, (iii) the July 2019 sale of 1,554,832 shares of the Company’s common stock for net cash proceeds of $2,488,148; (iv) the April 24, 2020 sale of $3,000,000 of Senior Secured Convertible Promissory Notes issued at a 10% original issue discount and (v) receipt of approximately $1,500,000 on April 28, 2020 of government loan proceeds under the Paycheck Protection Program.

As of June 30, 2020, the Company’s cash and cash equivalents were $4,654,602 and working capital was $14,381,656.  Cash and cash equivalents held by Bressner totaled $677,715 (USD) at June 30, 2020, and Bressner’s debt covenants do not permit the use of those funds by its parent company. During the six months ended June 30, 2020, the Company experienced an operating loss of $1,917,040, with cash used in operating activities of $2,935,059.  Our largest customer, engaged in the media and entertainment industry, is having significant financial hardships attributable to the COVID-19 pandemic and as a result has been slow in paying its outstanding accounts receivables. The Company has formulated a plan whereby extended payment terms have been made available, and our customer is presently honoring those terms.

The Company’s revenue growth, inclusive of two acquisitions made in 2018, has resulted in growth of the Company as a whole, but has been offset by increased spending in all areas of operating expenses:  general and administrative, marketing and selling, and research and development.

The coronavirus, or COVID-19, which has been declared by the World Health Organization to be a “public health emergency of international concern,” has spread across the globe and is impacting worldwide economic activity. A public health pandemic, including COVID-19, poses the risk that we or our employees, contractors, suppliers, and other partners may be prevented from conducting business activities for an indefinite period of time, including due to shutdowns that may be requested or mandated by governmental authorities.

More generally, COVID-19 raises the possibility of an extended global economic downturn, which could affect demand for our products and services and impact our results and financial condition even after the pandemic is contained and remediation/restriction measures are lifted. For example, we may be unable to collect receivables from customers that are significantly impacted by COVID-19. Also, a decrease in orders in a given period could negatively affect our revenues in future periods. COVID-19 may also have the effect of heightening many of the other risks described in the “Risk Factors” section of our Annual Report on Form 10-K, including risks associated with our customers and supply chain. We will continue to evaluate the nature and extent of the impact of COVID-19 to our business.

At present, it is clear the global economy has been negatively impacted by COVID-19, and demand for some of our products and services have been reduced due to uncertainty and the economic impact of COVID-19. For example, customers in certain of the industries most impacted by COVID-19, have requested, and we expect will continue to request, relief to existing contracts or payment obligations, and the impact of those is uncertain. Furthermore, some customers are delaying payments owed to the Company while they address immediate financial crises in their operations due to COVID-19. In particular, in the media and entertainment industry, demand for the use of outdoor media equipment has been impacted due to restrictions on public gatherings. Until such restrictions improve, we expect that demand for certain of our clients’ products and services will be limited, and thus, may impact our financial results and operations.

Specifically, our business has also begun to be negatively affected by a range of external factors related to COVID-19 that are not within our control. For example, numerous measures have been implemented by governmental authorities across the globe to contain the virus, including travel bans and restrictions, quarantines, shelter-in-place orders, restrictions and limitations of public gatherings, and business limitations and shutdowns. Many of our customers’ businesses have been severely impacted by these measures and some have been required to reduce employee headcount as a result. If a significant number of our customers are unable to continue as a going concern, this would have an adverse impact on our business and financial condition. In addition, many of our customers are working remotely, which may delay the timing of new business and implementations of our services. If COVID-19 continues to have a substantial impact on our partners, customers, or suppliers, our results of operations and overall financial performance will be harmed.

Though management has been proactively managing through the current known impacts, if the situation further deteriorates or the outbreak results in further restriction on both supply and demand factors, our cash flows, financial position and operating results for fiscal year 2020 and beyond will be negatively impacted. Neither the length of time nor the magnitude of the negative impacts can be presently determined.

The longer the COVID-19 pandemic persists, the greater the potential for significant adverse impact to our business operations.   Quarantines, travel restrictions, prohibitions on non-essential gatherings, shelter-in-place orders and other similar directives and policies intended to reduce the spread of the disease, may reduce our productivity and that of the third parties on which we rely and may disrupt and delay many aspects of our business. .

We have not developed a specific and comprehensive contingency plan designed to address the challenges and risks presented by the COVID-19 pandemic and, even if and when we do develop such a plan, there can be no assurance that such plan will be effective in mitigating the potential adverse effects on our business, financial condition and results of operations.

Management’s plans with respect to the above is to continue its efforts towards responding to the changing economic landscape attributable to COVID-19, to restructure the Company with the primary objectives of reducing costs, conserving cash, strengthening margins, and improving company-wide execution.  Specific actions already implemented by management include a reduction in force, a freeze on hiring, reduced work week, minimizing overtime, travel and entertainment, and contractor costs.  On April 7, 2020, the Company implemented a cost reduction plan which included the termination of certain employees and elimination of certain costs.  Estimated savings from this effort are estimated to be $2.5 to $3.0 million for the year ending 2020.

While management expects these actions to result in prospective cost reductions, management is also committed to securing debt and/or equity financing to ensure that liquidity will be sufficient to meet the Company’s cash requirements through at least a period of the next twelve months. Management believes potential sources of liquidity include at least the following:

▪

In March 2019, the Company received funding commitments in the amount of $4,000,000 from members of the Board of Directors, of which $1,500,000 has been drawn through December 31, 2019, of which notes payable $660,081 remains outstanding at June 30, 2020.  The unused remaining funding commitments expired as of April 1, 2020.

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

▪

On April 24, 2020, the Company completed a $6.0 million debt financing on a non-interest bearing convertible note with a 10% original issue discount.  The first tranche of $3.0 million was received April 27, 2020, with an additional $3.0 million available seven months from the date of closing at the option of the Company conditioned upon meeting certain requirements.  The note is repayable in twenty-two installments beginning three months after closing in cash or shares of the Company’s common stock.

▪	On April 28, 2020, the Company received a Paycheck Protection Program (PPP) loan in the amount of $1,499,360. Management believes that most of the loan, if not all, will likely be forgiven.

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

In the opinion of management, all adjustments considered necessary for a fair presentation have been included in the accompanying condensed financial statements.  Operating results for the three and six months ended June 30, 2020, are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.  For further information, refer to the audited consolidated financial statements and notes for the year ended December 31, 2019 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 26, 2020.

Principles of Consolidation

The accompanying unaudited consolidated financial statements include the accounts of OSS, which include the acquisition of Concept Development Inc., its wholly-owned subsidiary, OSS GmbH, which also includes the acquisition of Bressner Technology GmbH.  Intercompany balances and transactions have been eliminated in consolidation.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

There have been no changes to our accounting policies disclosed in our audited consolidated financial statements and the related notes for the year ended December 31, 2019.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent liabilities at the date of the condensed consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates and assumptions.

On an ongoing basis, our management evaluates these estimates and assumptions, including those related to determination of standalone selling prices of our products and services, allowance for doubtful account and sales reserves, income tax valuations, stock-based compensation, goodwill, intangible assets and inventory valuations and recoverability. We base our estimates on historical data and experience, as well as various other factors that our management believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities.

Due to the COVID-19 pandemic, there has been uncertainty and disruption in the global economy and financial markets. We are not aware of any specific event or circumstance that would require an update to our estimates or assumptions or a revision of the carrying value of our assets or liabilities as of the date of this Quarterly Report on Form 10-Q. These estimates and assumptions may change as new events occur and additional information is obtained. As a result, actual results could differ materially from these estimates and assumptions.

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASU 2016-02”).  Under ASU 2016-02, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term.  ASU 2016-02 is effective for the Company for fiscal years beginning after December 15, 2021, and interim periods within fiscal year 2023.  Early application is permitted.  Lessees must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements.  The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented.  Lessees may not apply a full retrospective transition approach.  The Company is currently evaluating the impact of adopting ASU 2016-02 on its consolidated financial statements and disclosures.  Based on our preliminary analysis, management expects the Company’s assets and liabilities to increase by the present value of the lease payments disclosed in Note 9.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 amends the guidance on the impairment of financial instruments. This update adds an impairment model (known as the current expected credit losses model) that is based on expected losses rather than incurred losses. Under the new guidance, an entity recognizes, as an allowance, its estimate of expected credit losses. In November 2019, ASU 2016-13 was amended by ASU 2019-10 that changed the effective date of ASU 2016-13 to fiscal years beginning after December 15, 2022, with early adoption permitted. Further, the ASU clarifies that operating lease receivables are not within the scope of ASC Subtopic 326-20 and should instead be accounted for under the new leasing standard, ASC 842. The Company is currently evaluating the impact of adopting ASU 2016-13 on its consolidated financial statements and related disclosures.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”) as part of its overall simplification initiative to reduce costs and complexity of applying accounting standards. ASU 2019-12 removes certain exceptions from Topic 740, Income Taxes, including (i) the exception to the incremental approach for intra period tax allocation; (ii) the exception to accounting for basis differences when there are ownership changes in foreign investments; and (iii) the exception in interim period income tax accounting for year-to-date losses that exceed anticipated losses. ASU 2019-12 also simplifies GAAP in several other areas of Topic 740 such as (i) franchise taxes and other taxes partially based on income; (ii) transactions with a government that result in a step up in the tax basis of goodwill; (iii) separate financial statements of entities not subject to tax; and (iv) enacted changes in tax laws in interim periods. ASU 2019-12 is effective for annual reporting periods and interim periods within those years beginning after December 15, 2021, and early adoption is permitted. The Company is currently evaluating the impact of adopting ASU 2019-12 on its consolidated financial statements and related disclosures.

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

In July 2017, the FASB issued Accounting Standards Update No. 2017-11 (“ASU 2017-11”), which addressed (I) accounting for certain financial instruments with down round features, and (II) replacement of the indefinite deferral for mandatorily redeemable financial instruments of certain nonpublic entities and certain mandatorily redeemable non-controlling interests with a scope exception. The main provisions of Part I of ASU 2017-11 is to change the classification analysis of certain equity-linked financial instruments and embedded features with down round features. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. The amendments also clarify existing disclosure requirements for equity-classified instruments. As a result, a freestanding equity-linked financial instrument or embedded conversion option no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down round feature. For freestanding equity classified financial instruments, the amendments require entities that present earnings per share (EPS) to recognize the effect of the down round feature when it is triggered. That effect is treated as a dividend and as a reduction of income available to common shareholders in basic EPS. Under previous US GAAP, the existence of down round features often result in an accounting conclusion that the evaluated feature or instrument is not indexed to the entity’s own stock, which results in classification as a derivative liability. ASU 2017-11 was adopted early by the Company on April 1, 2020, with adjustments (if any) reflected as of the beginning of the fiscal year. The Company’s April 2020 convertible note payable described in Note 7 possesses down round features.

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

NOTE 3 – ACCOUNTS RECEIVABLE

Accounts receivable, net consists of the following:

	June 30,	December 31,
	2020	2019
Accounts receivable	$10,466,433	$11,655,725
Unbilled receivables	210	25,432
	10,466,643	11,681,157
Less: allowance for doubtful accounts	(12,592)	(14,000)
	$10,454,051	$11,667,157

Unbilled receivables include amounts associated with percentage of completion and milestone billing accounting, which includes cost and gross profit earned in excess of billing, not currently billable due to contractual provisions.  Recoveries of (provision for ) bad debt expense related to accounts receivable was $994 and $1,446 for the three month periods ended June 30, 2020 and 2019, respectively, and $1,411 and $(1,358) for the six months ended June 30, 2020 and 2019, respectively.

NOTE 4 – INVENTORIES

Inventories, net consist of the following:

	June 30,	December 31,
	2020	2019
Raw materials	$4,792,656	$2,478,882
Sub-assemblies	683,195	1,857,004
Work-in-process	244,671	493,276
Finished goods	3,808,744	3,087,529
	9,529,266	7,916,691
Less: reserves for obsolete and slow-moving inventories	(604,831)	(547,335)
	$8,924,435	$7,369,356

NOTE 5 – LONG-LIVED INTANGILE ASSETS

Definite lived intangible assets related to acquisition are as follows, as of June 30, 2020:

	Expected Life	Remaining Months	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Customer lists and relationships	36 to 60 months	16 to 38 months	$2,084,515	$(1,343,929)	$740,586
Drawings and Technology	36 months	0 months	760,207	(760,207)	-
Trade name, Trademarks & other	24 to 36 months	2 to 16 months	447,274	(293,739)	153,535
Non-compete	36 months	16 months	246,797	(143,776)	103,021
			$3,538,793	$(2,541,652)	$997,141

Definite lived intangibles assets related to acquisitions are as follows, as of December 31, 2019:

	Expected Life	Remaining Months	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Customer lists and relationships	36 to 60 months	22 to 44 months	$2,084,515	$(1,109,681)	$974,834
Drawings and Technology	36 months	0 months	760,207	(760,207)	-
Trade name, Trademarks & other	24 to 36 months	8 to 22 months	447,274	(217,570)	229,704
Non-compete	36 months	22 months	246,797	(105,143)	141,654
			$3,538,793	$(2,192,601)	$1,346,192

As of June 30, 2020, amortization expense of the definite lived intangible assets for the years remaining is as follows:

2020	2021	2022	2023	Total
$334,885	$556,872	$63,231	$42,153	$997,141

Amortization expense recognized during the three months ended June 30, 2020 and 2019 was $174,525 and $269,151, respectively, and $349,051 and $618,571 for the six months ended June 30, 2020 and 2019, respectively

NOTE 6 – ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consist of the following:

	June 30,	December 31,
	2020	2019
Accrued compensation and related liabilities	$1,216,299	$1,621,177
Deferred revenue and customer deposits	1,427,115	1,260,126
Warranty reserve	424,247	424,011
Other accrued expenses	1,095,196	1,302,118
	$4,162,857	$4,607,432

NOTE 7 – DEBT

Bank Lines of Credit

Bressner Technology GmbH has one revolving line of credit with a German institution totaling €1,600,000 (US$1,797,542).  Borrowing under the lines of credit bear interest at variable rates of Euribor plus a stated rate.  The current rate is 3.89%.  There were no outstanding line of credit balances as of June 30, 2020 and December 31, 2019.

Foreign Debt Obligations

Bressner Technology GmbH has three term loans outstanding as of June 30, 2020 with a total balance outstanding of €1,198,222 (US$1,346,159) as follows:

Bressner entered into a note payable in April 2019 in the amount of €500,000 (US$561,350) which bears interest at 2.25% and matures on March 31, 2021 with monthly payments of principal and interest of €22,232 (US$24,960). The balance outstanding as of June 30, 2020 and December 31, 2019 is €198,222 (US$222,695) and €263,556 (US$290,534), respectively.

Bressner entered into a note payable in June 2019 in the amount of €500,000 (US$551,180) which bears interest at 1.70.% and matures on June 25, 2020 with a balloon payment of principal and interest.  This loan was subsequently extended to June 18, 2021, with an interest rate of 1.87% The amount outstanding as of June 30, 2020 and December 31, 2019 is €500,000 (US$561,732) and €508,679 (US$571,095), respectively.

On April 9, 2020, Bressner converted €500,000 of its line of credit from UniCredit Bank to a one year term loan at 1.9% interest with a balloon payment of principal and interest due upon maturity.  The balance outstanding as of June 30, 2020 is €500,000 (US$561,732).

Bressner entered into a note payable in September 2017, in the amount of €400,000 (US$436,272) which bore interest at 2.125% and matured on January 31, 2020 and has been paid in full.  Quarterly principal payments of €25,000 (US$28,068) were due in January, April, July and November of 2019.  The balance outstanding as of December 31, 2019 was €25,000 (US$28,068).

Bressner entered into a note payable in September 2019 in the amount of €300,000 (US$336,810) which bore interest at 1.65.% and matured on March  24, 2020, with a balloon payment of principal and interest.  The outstanding balance was paid in full as of March 31, 2020.  At December 31, 2019, the outstanding balance was €301,650 (US$338,663).

Notes Payable

In April 2019, the Company borrowed $350,000 from three individuals for a two year period at an interest rate of 9.5% which requires the Company to make monthly principal and interest payments of $16,100 per month.  These loans are secured by the assets of the Company.  In connection with these loans, the Company issued to the noteholders warrants to purchase shares of the Company’s common stock equal to 10% of the original principal at a price per share equal to $2.15 per share.  Accordingly, the Company issued to the noteholders warrants to purchase 16,276 shares of the Company’s common stock at an exercise price of $2.15 per share. The relative fair value of each warrant was $0.90.  The relative fair value of warrants was estimated using Black-Scholes with the following weighted-average assumptions: fair value of the Company’s common stock at issuance of $2.15 per share; five year contractual term; 44.60% volatility; 0.0% dividend rate; and a risk-free interest rate of 2.307%.  The total relative fair value of the warrants issued is $14,037.  The balance outstanding as of June 30, 2020 and December 31, 2019 is $154,230 and $241,054, respectively.

Notes Payable – Related Parties

In April 2019, the Company borrowed $1,150,000 from three individuals who serve on the Company’s board of directors for a two year period at an interest rate of 9.5% which requires the Company to make monthly principal and interest payments of $52,900 per month.  These loans are secured by the assets of the Company.  In connection with these loans, the Company issued to the noteholders warrants to purchase shares of the Company’s common stock equal to 10% of the original principal at a price per share equal to $2.15 per share.  Accordingly, the Company issued to the noteholders warrants to purchase 53,490 shares of the Company’s common stock at an exercise price of $2.15 per share. The relative fair value of each warrant was $0.90.  The relative fair value of warrants was estimated using Black-Scholes with the following weighted-average assumptions: fair value of the Company’s common stock at issuance of $2.15 per share; five year contractual term; 42.60% volatility; 0.0% dividend rate; and a risk-free interest rate of 2.3067%.  The relative fair value of warrants issued is $46,121. The balance outstanding as of June 30, 2020 and December 31, 2019 is $505,851 and $791,170, respectively.

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

For the three month periods ended June 30, 2020 and 2019, total debt discount amortization was $59,329 and $6,266, respectively, and such amounts are included in interest expense in the accompanying consolidated statements of operations.  For the six month periods ended June 30, 2020 and 2019, total debt discount amortization was $66,849 and $6,266 respectively, and such amounts are included in interest expense in the accompanying consolidated statements of operations.

Paycheck Protect Plan Loan

On April 28, 2020, One Stop Systems, Inc. received authorization pursuant to the Paycheck Protection Program (PPP) of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) as administered by the U.S. Small Business Administration (the “SBA”) for a “PPP” loan. On May 11, 2020, the Loan was funded and the Company received proceeds in the amount of $1,499,360 (the “PPP Loan”).

The PPP Loan, which took the form of a two-year promissory note, matures on April 28, 2022 and bears interest at a rate of 1.0% per annum. Monthly principal and interest payments, less the amount of any potential forgiveness (discussed below), will commence on October 28, 2020. The Company did not provide any collateral or guarantees for the PPP Loan, nor did the Company pay any facility charge to obtain the PPP Loan. The Promissory Note provides for customary events of default, including, among others, those relating to failure to make payment, breaches of any term, obligation, covenant or condition contained in the Note and payment of unauthorized expenses or use of proceeds contrary to CARES Act rules. The Company may prepay the principal of the PPP Loan at any time without incurring any prepayment charges.

Under the original rules, all or a portion of the Loan may be forgiven by the SBA and lender upon application by the Company beginning 60 days but not later than 120 days after loan approval and upon documentation of expenditures in accordance with the SBA requirements. Under the CARES Act, loan forgiveness is available for the sum of documented payroll costs, covered rent payments, and covered utilities during the eight week period beginning on the date of loan approval. For purposes of the CARES Act, payroll costs exclude compensation of an individual employee in excess of $100,000, prorated annually. Not more than 25% of the forgiven amount may be for non-payroll costs. Forgiveness is reduced if full-time headcount declines, or if salaries and wages for employees with salaries of $100,000 or less annually are reduced by more than 25%. In the event the PPP Loan, or any portion thereof, is forgiven pursuant to the PPP, the amount forgiven is applied to outstanding principal.

However, the original rules governing loans granted under the PPP have been subsequently undated.  The time period to spend the received funds has been extended from the original eight weeks to twenty-four weeks.  Payroll is only required to be 60%, and the commencement date for the repayment has also been extended accordingly.

Senior Secured Convertible Note:

On April 20, 2020, the Company, entered into a Securities Purchase Agreement with an institutional investor, providing for the issuance of the Company’s Senior Secured Convertible Promissory Notes with a principal face amount of up to $6,000,000.   The notes are, subject to certain conditions, convertible into shares of the Company’s common stock, par value $0.0001 per share, at an initial conversion price per share of $2.50. The notes will be issued with a 10% original issue discount.

At the initial closing of this offering, the Company issued notes of $3,000,000, and can consummate additional closings of up to $3,000,000, subject to the prior satisfaction of certain closing conditions. The initial investor purchased the notes for an aggregate purchase price of $2,700,000 at the initial closing.  The notes bear no interest rate (except upon event of default) and, unless earlier converted or redeemed, will mature on April 1, 2022.

The Notes are convertible at any time, in whole or in part, at the option of the investors, into shares of common stock at the initial conversion price of $2.50 per share. The conversion price is subject to adjustment for issuances of securities below the conversion price then in effect and for stock splits, combinations or similar events. If immediately following the close of business on the six month anniversary of the issuance date of each note, the conversion price then in effect exceeds 135% of the volume weighted average price VWAP (the “Market Price”), the initial conversion price under any such note will be automatically lowered to the Market Price.

Commencing July 1, 2020, the Company will make monthly amortization payments equal to 1/22nd of the initial principal, any accrued and unpaid interest and late charges and any deferred or accelerated amount, of such note, which may be satisfied in cash at a redemption price equal to 105% of such installment amount (110% of such installment amount on notes issued at additional closings).

Subject to the satisfaction of certain equity conditions set forth in the notes, installment amounts may be satisfied in shares of our common stock, with such installment conversion at a conversion price equal to the lower of (i) the conversion price then in effect and (ii) the greater of (x) the floor price of $1.00 (80% of the Nasdaq market price at date of purchase agreement) and (y) the lower of (I) 82.5% the volume weighted average price of our common stock on the trading day immediately before the applicable installment date and (II) 82.5% of the lowest volume weighted average price in the 20 days prior to the installment date. Shares of our common stock to be issued with respect to any such installment will be pre-delivered on the 2nd trading day after the applicable installment notice date as defined in the notes) with a true-up on the applicable installment date. The market value of any installment amount below the floor price will be cash settled on the applicable installment date.

Management evaluated the embedded conversion feature to determine whether bifurcation was required as a separate derivative liability.  Management first determined that the conversion feature was not within the scope of ASC 480. It then determined that the embedded derivative should be separated from the host instrument and accounted for as a derivative instrument because it met the criteria of ASC 815-15-25-1, primarily because the contract provides for delivery of an asset that puts the recipient in substantially the same position as net settlement.  However, in part due to the Company’s adoption of ASC 2017-11 on April 1, 2020, which allowed management to disregard the down round provisions of the conversion feature, management determined that a scope exception to derivative accounting existed by satisfying the additional conditions necessary for equity classification specified by ASC 815-10-15-74 and ASC 815-40-25.  As a result of management’s analysis, the conversion feature was not accounted for separately from the debt instrument and the Company will recognize the contingent beneficial conversion feature when, or if, such is triggered.

The original issue discount of 10% on the Senior Secured Convertible Note was recorded as a debt discount, decreasing the note payable.  This debt discount is amortized to interest expense using the effective interest rate method over the term of the loan.  For the three and six month periods ended June 30, 2020, total debt discount amortization was $49,141 and such amount is included in interest expense in the accompanying consolidated statements of operations.

Debt issuance costs in the amount of $316,274 related to this indebtedness were capitalized as a debt issuance costs and deducted from the face value of the note.  Such costs are amortized to interest expense using the effective interest rate method over the term of the loan.  Total debt issuance costs amortized during the three and six month period ended June 30, 2020 was $51,806 and such amount is included in interest expense in the accompanying consolidated statements of operations.

A summary of outstanding debt obligations as of June 30, 2020 is as follows:

Loan Description	Current interest rate	Maturity date	Balance (Euro)	Balance ($)	Current Portion	Long-term Portion
Domestic:
Notes payable - third party	9.50%	April-21	-	$148,674	$148,674	$-
Related party notes payable	9.50%	April-21	-	487,595	487,595	-
Convertible senior secured note	OID	April-22	-	2,348,310	1,092,756	1,255,554
PPP loan	1.00%	April-22	-	1,499,360	-	1,499,360
			-	$4,483,939	$1,729,025	$2,754,914
Foreign:
Uni Credit Bank AG	1.87%	June-21	€500,000	$561,732	$561,732	$-
Uni Credit Bank AG	2.25%	March-21	198,222	222,695	222,695	-
Uni Credit Bank AG	1.90%	April-21	500,000	561,732	561,732	-
			€1,198,222	$1,346,159	$1,346,159	$-
				$5,830,098	$3,075,184	$2,754,914

Outstanding debt obligations as of June 30, 2020 consist of the following:

Period Ending June 30,	Related Parties	Third Parties	Convertible Note	PPP Loan	Foreign	Total
Current portion:
Principal	$505,851	$154,230	$1,500,000	$-	$1,346,159	$3,506,240
Less discount	(18,256)	(5,556)	(198,245)	-	-	(222,057)
Less loan origination costs	-	-	(208,999)	-	-	(208,999)
Net liability	487,595	148,674	1,092,756	-	1,346,159	3,075,184

Long-term portion:
Principal	-	-	1,363,636	1,499,360	-	2,862,996
Less discount	-	-	(52,614)	-	-	(52,614)
Less loan origination costs	-	-	(55,468)	-	-	(55,468)
Net liability	-	-	1,255,554	1,499,360	-	2,754,914

Total:
Principal	505,851	154,230	2,863,636	1,499,360	1,346,159	6,369,236
Less discount	(18,256)	(5,556)	(250,859)	-	-	(274,671)
Less loan origination costs	-	-	(264,467)	-	-	(264,467)
Net liability	$487,595	$148,674	$2,348,310	$1,499,360	$1,346,159	$5,830,098

Total future principal payments under notes payable and related-party notes payable as of June 30, 2020 are as follows:

Period Ending June 30,	Related Parties	Third Parties	Convertible Note	PPP Loan	Foreign	Total	Discount
2021	$505,851	$154,230	$1,500,000	$-	$1,346,159	$3,506,240	$(431,056)
2022	-	-	1,363,636	1,499,360	-	2,862,996	(108,082)
Total minimum payments	505,851	154,230	2,863,636	1,499,360	1,346,159	6,369,236	(539,138)
Current portion of notes payable	(505,851)	(154,230)	(1,500,000)	-	(1,346,159)	(3,506,240)	431,056
Notes payable, net of current portion	$-	$-	$1,363,636	$1,499,360	$-	$2,862,996	$(108,082)

NOTE 8 – STOCKHOLDERS’ EQUITY

The Company’s amended and restated certificate of incorporation filed on December 14, 2017, authorizes the Company to issue 10,000,000 shares of preferred stock and 50,000,000 shares of common stock.

Stock Options

On June 23, 2020, the Company awarded 412,125 stock options to a member of senior management.  The awards contain a market condition whereby the awards will vest based on increases in the stock price measured at June 30 and December 31 over the three year period following the grant date.  The awards will become fully vested when the stock price meets or exceeds $5.50 per share on any measurement date.

A summary of stock option activity under each of the Company’s stock option plans during the six months period ended June 30, 2020:

	Stock Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2020	1,686,444	$1.32	4.84	$1,416,279
Granted	432,125	$2.17
Forfeited / Cancelled	(37,281)	$2.53
Exercised	(694,951)	$0.80
Outstanding at June 30, 2020	1,386,337	$1.81	6.66	$526,795
Exercisable at June 30, 2020	874,056	$1.52	4.90	$526,577
Vested and expected to vest at June 30, 2020	1,370,969	$1.81	6.63	$526,788

The following table presents details of the assumptions used to calculate the weighted-average grant date fair value of common stock options granted by the Company:

	For the Six Months Ended June 30,
	2020	2019
Expected term (in years)	5.00 -5.86	4.65 - 5.87
Expected volatility	43.50%	43.7 - 44.4%
Risk-free interest rate	0.33% - 1.41%	2.49 - 2.55%
Weighted average grant date fair value per share	$0.83	$1.07
Grant date fair value of options vested	$529,471	$574,524
Intrinsic value of options exercised	$813,148	$551,134

As of June 30, 2020, the amount of unearned stock-based compensation estimated to be expensed from 2020 through 2029 related to unvested common stock options is $415,020, net of estimated forfeitures. The weighted-average period over which the unearned stock-based compensation is expected to be recognized is 2.58 years.

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

The Company’s restricted stock unit activity for the six months ended June 30, 2020 is as follows:

	Restricted Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at January 1, 2020	216,670	$3.02
Granted	527,125	$2.64
Vested	(112,083)	$3.16
Cancelled	(38,333)	$2.41
Unvested at June 30, 2020	593,379	$2.70

As of June 30, 2020, there was $1,201,205 of unrecognized compensation cost related to unvested restricted stock units which is expected to be recognized over a weighted average period of 2.7 years.

Stock-based compensation expense for the three and six month periods ended June 30, 2020 and 2019 was comprised of the following:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Stock-based compensation classified as:	2020	2019	2020	2019
General and administrative	$42,351	$119,231	$202,031	$244,438
Production	17,769	12,146	35,738	27,044
Marketing and selling	17,074	15,067	34,366	29,460
Research and development	8,184	11,365	21,004	24,341
	$85,378	$157,809	$293,139	$325,283

Warrants

The following table summarizes the Company’s warrant activity during the six months ended June 30, 2020:

	Number of Warrants	Weighted Average Exercise Price
Warrants outstanding – January 1, 2020	630,947	$4.16
Warrants granted	-	$-
Warrants exercised	-	$-
Warrants outstanding – June 30, 2020	630,947	$4.16

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Legal

From time to time the Company is subject to various legal claims and proceedings arising in the ordinary course of business.  In the opinion of management, after consultation with legal counsel, the ultimate disposition of any such matters as of June 30, 2020 and December 31, 2019, will not have a materially adverse effect on the consolidated financial position or results of operations of the Company.

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

For the three month periods ended June 30, 2020 and 2019, rent expense was $176,739 and $167,870, respectively.   For the six month periods ended June 30, 2020 and 2019, rent expense was $366,156 and $339,015, respectively.

Customer Concentration

During the three and six month periods ended June 30, 2020 and 2019, approximately 21%, and 53% and 34%, and 44% of net sales represent customers which are each greater than 10% of our consolidated annual revenue.  As of June 30, 2020 and December 31, 2019, approximately 56% and 72%, respectively of net trade accounts receivables represent customer balances which are each greater than 10% of our consolidated trade accounts receivable balance.

As a result of the recent worldwide economic impact attributable to the coronavirus, disguise, the Company’s largest customer, has been experiencing a slowdown in its business as the entertainment and media markets have been required to scale back or cancel large group gatherings and as a result the Company has implemented a modified payment plan for this customer for the collection of outstanding accounts receivables which are being paid as scheduled.

During the three and six month periods ended June 30, 2020 and 2019, approximately 47%, and 20% and 33%, and 29% of net purchases represent vendors/suppliers which are each greater than 10% of our consolidated purchases.

NOTE 10 – RELATED PARTY TRANSACTIONS

In April 2019, certain members of the Company’s Board of Directors executed definitive agreements to commit funds of up to $4,000,000 as a credit facility. The Company initially borrowed $1,150,000 from members of the Board of Directors and $350,000 from other shareholders for a two year period at an interest rate of 9.5% which requires the Company to make monthly principal and interest payment of $69,000 per month. In connection with these loans, the Company issued to these note holders warrants to purchase shares of the Company’s common stock equal to 10% of the original principal at a price per share equal to $2.15 per share.  Accordingly, the Company issued to these note holders warrants to purchase 69,766 share of the Company’s common stock.  The relative fair value of the warrants issued was $60,158. Interest expense on all related-party notes payable for the three months ended June 30, 2020 and 2019 totaled $17,156 and $0, respectively. The remaining unfunded commitments expired as of April 1, 2020.

NOTE 11 – NET LOSS PER SHARE

Basic and diluted net loss per share was calculated as follows for the three and six month periods ended June 30, 2020 and 2019:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Basic and diluted net loss per share attributable to common stockholders:
Numerator:
Net loss attributable to common stockholders	$(12,162)	$(1,594,633)	$(1,108,194)	$(2,539,363)
Denominator:
Weighted average common shares outstanding - basic	16,488,325	14,442,291	16,410,660	14,341,560
Effect of dilutive securities	-	-	-	-
Weighted average common shares outstanding - diluted	16,488,325	14,442,291	16,410,660	14,341,560
Net loss per common share attributable to common stockholders:
Basic	$(0.00)	$(0.11)	$(0.07)	$(0.18)
Diluted	$(0.00)	$(0.11)	$(0.07)	$(0.18)

NOTE 12 – REVENUE, SEGMENT AND GEOGRAPHIC INFORMATION

The Company operates in three reportable segments: the design and manufacture of high-performance customized computers and flash arrays, in-flight entertainment & connectivity and value-added reseller with minimal customization. The Company evaluates financial performance on a company-wide basis.  As of June 1, 2020, CDI’s operations became fully integrated and combined with the operation of OSS’ core business operations located in Escondido, California.  It is the Company’s intention to dissolve CDI as a standalone entity in the near term.

Segment detail for the three and six month periods ended June 30, 2020 and 2019 is as follows:

	For The Three Month Ended June 30, 2020				For The Three Month Ended June 30, 2019
	OSS	CDI	Bressner	Total	OSS	CDI	Bressner	Total
Revenues	$6,918,831	$386,471	$4,320,025	$11,625,327	$10,007,804	$894,562	$3,983,870	$14,886,236
Cost of revenues	(4,583,955)	(218,222)	(3,497,955)	(8,300,132)	(5,712,191)	(717,717)	(3,043,170)	(9,473,078)
Gross profit	2,334,876	168,249	822,070	3,325,195	4,295,613	176,845	940,700	5,413,158
Gross margin %	33.7%	43.5%	19.0%	28.6%	42.9%	19.8%	23.6%	36.4%
Total operating expenses	2,525,324	319,514	886,243	3,731,081	3,240,943	2,278,976	873,719	6,393,638
(Loss) income from operations	$(190,448)	$(151,265)	$(64,173)	$(405,886)	$1,054,670	$(2,102,131)	$66,981	$(980,480)

	For The Six Month Ended June 30, 2020				For The Six Month Ended June 30, 2019
	OSS	CDI	Bressner	Total	OSS	CDI	Bressner	Total
Revenues	$14,737,108	$1,008,417	$9,239,439	$24,984,964	$15,237,890	$1,194,016	$8,512,229	$24,944,135
Cost of revenues	(10,205,706)	(717,380)	(7,340,996)	(18,264,082)	(9,441,095)	(1,063,444)	(6,614,815)	(17,119,354)
Gross profit	4,531,402	291,037	1,898,443	6,720,882	5,796,795	130,572	1,897,414	7,824,781
Gross profit %	30.7%	28.9%	20.5%	26.9%	38.0%	10.9%	22.3%	31.4%
Total operating expenses	6,055,605	775,442	1,806,875	8,637,922	6,380,909	2,503,676	1,952,885	10,837,470
Income (loss) from operations	$(1,524,203)	$(484,405)	$91,568	$(1,917,040)	$(584,114)	$(2,373,104)	$(55,471)	$(3,012,689)

Revenue from customers with non-U.S. billing addresses represented approximately 56% and 60% and 64% and 65% respective of the Company’s revenue during the three and six month periods ended June 30, 2020 and 2019, respectively.

As of June 30, 2020, substantially all the Company’s long-lived assets were located in the United States of America with the exception of assets of $219,881 located in Germany.

NOTE 13 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events after the consolidated balance sheet dated as of June 30, 2020 through the date of filing of this quarterly report.  Based upon the Company’s evaluation, management has determined that, other than as disclosed in the accompanying notes, no subsequent events have occurred that would require recognition in the accompanying consolidated financial statements or disclosure in the notes thereto.

On July 1, 2020, three new members were added to the board of directors and as a result the Company now has six independent members and one who is not independent.  The board consists of four male members and three female members consistent with recommendations for companies operating in California.

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

Business Developments

On February 15, 2020, Steve Cooper departed as President and CEO of One Stop Systems, Inc., and was replaced by David Raun who became the interim President and CEO of the Company.

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

On April 28, 2020, the Company received a two year Paycheck Protection Plan loan in the amount of $1,499,360.

On June 24, 2020, David Raun became the President and CEO of the Company.

On July 1, 2020, three new members were added to the board of directors and as a result the Company now has six independent members and one who is not independent.  The board consists of four male members and three female members consistent with directives for a company in California

Our Business Model

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

Components of Results of Operations

Revenue

On January 1, 2019, the Company adopted the new accounting standard update ASC 606, Revenue from Contracts with Customers, which superseded nearly all existing revenue recognition guidance under GAAP, to all contracts using the modified retrospective method.  For a more detailed description of our revenue recognition policies see the Company’s consolidated financial statements Note 2 – Significant Accounting Policies for the years ended December 2019 and 2018 as included in our 2019 Form 10-K.

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

General and Administrative - General and administrative expense consists primarily of employee compensation and related expenses for administrative functions including finance, legal, human resources and fees for third-party professional services, as well as allocated operational costs.

Sales and Marketing - Sales and marketing expense consists primarily of employee compensation and related expenses, sales commissions, marketing programs, travel and entertainment expenses as well as allocated overhead. Marketing programs consist of advertising, tradeshows, events, corporate communications and brand-building activities. Sales and marketing expenses may increase in absolute dollars as we expand our sales force, increase marketing resources, and further develop sales channels.

Research and Development - Research and development expense consists primarily of employee compensation and related expenses, prototype expenses, depreciation associated with assets acquired for research and development, third-party engineering and contractor support costs, as well as allocated overhead. Research and development expenses may increase in absolute dollars as we continue to invest in new and existing products.

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

Results of Operations

The following tables set forth our results of operations for the three and six month periods ended June 30, 2020 and 2019 respectively, presented in dollars and as a percentage of revenue.

	For the Three Months Ended June 30,		For the Six Month Period Ended June 30,
	2020	2019	2020	2019
Revenue	$11,625,327	$14,886,236	$24,984,964	$24,944,135
Cost of revenue	8,300,132	9,473,078	18,264,082	17,119,354
Gross profit	3,325,195	5,413,158	6,720,882	7,824,781
Operating expenses:
General and administrative	1,877,358	3,931,478	4,391,423	5,975,413
Marketing and selling	845,098	1,237,003	2,034,449	2,374,936
Research and development	1,008,625	1,225,157	2,212,050	2,487,121
Total operating expenses	3,731,081	6,393,638	8,637,922	10,837,470
Loss from operations	(405,886)	(980,480)	(1,917,040)	(3,012,689)
Other income (expense):
Interest income	99,343	10,168	123,980	13,275
Interest expense	(150,186)	(53,013)	(218,970)	(59,281)
Other income (expense), net	3,056	(13,236)	(4,973)	(24,507)
Total other income (expense), net	(47,787)	(56,081)	(99,963)	(70,513)
Loss before income taxes	(453,673)	(1,036,561)	(2,017,003)	(3,083,202)
(Benefit) provision for income taxes	(441,511)	558,072	(908,809)	(543,839)
Net loss attributable to common stockholders	$(12,162)	$(1,594,633)	$(1,108,194)	$(2,539,363)

	For the Three Months Ended June 30,		For the Six Month Period Ended June 30,
	2020	2019	2020	2019
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	71.4%	63.6%	73.1%	68.6%
Gross profit	28.6%	36.4%	26.9%	31.4%
Operating expenses:
General and administrative	16.1%	26.4%	17.6%	24.0%
Marketing and selling	7.3%	8.3%	8.1%	9.5%
Research and development	8.7%	8.2%	8.9%	10.0%
Total operating expenses	32.1%	42.9%	34.6%	43.4%
Loss from operations	-3.5%	-6.6%	-7.7%	-12.1%
Other income (expense):
Interest income	0.9%	0.1%	0.5%	0.1%
Interest expense	-1.3%	-0.4%	-0.9%	-0.2%
Other income (expense), net	0.0%	-0.1%	0.0%	-0.1%
Total other income (expense), net	-0.4%	-0.4%	-0.4%	-0.3%
Loss before income taxes	-3.9%	-7.0%	-8.1%	-12.4%
(Benefit) provision for income taxes	-3.8%	3.7%	-3.6%	-2.2%
Net loss attributable to common stockholders	-0.1%	-10.7%	-4.4%	-10.2%

Comparison of the three and six months ended June 30, 2020 and 2019

Revenue, cost of revenue and gross profit:

	For the Three Months Ended June 30, 2020				For the Three Months Ended June 30, 2019
Entity:	Revenue	Cost of Revenue	Gross Profit	Gross Margin %	Revenue	Cost of Revenue	Gross Profit	Gross Margin %
OSS	$6,918,831	$(4,583,955)	$2,334,876	33.7%	$10,007,804	$(5,712,191)	$4,295,613	42.9%
Concept Development Inc.	386,471	(218,222)	168,249	43.5%	894,562	(717,717)	176,845	19.8%
Bressner Technology GmbH	4,320,025	(3,497,955)	822,070	19.0%	3,983,870	(3,043,170)	940,700	23.6%
	$11,625,327	$(8,300,132)	$3,325,195	28.6%	$14,886,236	$(9,473,078)	$5,413,158	36.4%

	For the Six Months Ended June 30, 2020				For the Six Months Ended June 30, 2019
Entity:	Revenue	Cost of Revenue	Gross Margin	Gross Margin %	Revenue	Cost of Revenue	Gross Margin	Gross Margin %
OSS	$14,737,108	$(10,205,706)	$4,531,402	30.7%	$15,237,890	$(9,441,095)	$5,796,795	38.0%
Concept Development Inc.	1,008,417	(717,380)	291,037	28.9%	1,194,016	(1,063,444)	130,572	10.9%
Bressner Technology GmbH	9,239,439	(7,340,996)	1,898,443	20.5%	8,512,229	(6,614,815)	1,897,414	22.3%
	$24,984,964	$(18,264,082)	$6,720,882	26.9%	$24,944,135	$(17,119,354)	$7,824,781	31.4%

Revenue

For the three month period ended June 30, 2020, total revenue decreased $3,260,909 or 21.9%, as compared to the same period in 2019. The decrease was primarily driven by reduced revenue from OSS’ core media and entertainment business and data storage units of $3,088,973 or 20.8 percentage points of the decrease.  Bressner contributed an additional $336,155 or 2.3 percentage points increase for the quarter as compared to the prior year and CDI had a reduction in revenue of $508,091 or 3.4 percentage point decrease of the total reduction in revenue.

For the six month period ended June 30, 2020, total revenue increased $40,829 or less than 1%, as compared to the same period in 2019. During the six months ended June 30, 2020, OSS’s has experienced a reduction in revenue of approximately $4,100,000 from its two largest customers.  These decreases have been offset by new business opportunities associated with the Company’s AI on the fly products and as a result OSS experienced a net decrease in revenue for the period of $500,782 or approximately 2.0 percentage points.  Bressner contributed $727,210 or an increase of 2.9 percentage points and CDI had a decrease of $185,599 or 0.8 percentage points of the total increase in revenue.

Cost of revenue and gross margin

Cost of revenue decreased $1,172,946 or 12.4%, for the three month period ended June 30, 2020 as compared to the same period in 2019. The decrease in cost of revenue was primarily driven by cost of revenue from OSS’ core business which had a reduction of $1,128,236 or 11.9 percentage points of the decrease as a result of the reduction in media and entertainment sales and sales of data storage units.  Bressner contributed an increase of $454,785 or 4.8 percentage points and CDI had a reduction in costs of $499,495 or 5.3 percentage points of the total decrease in cost of revenue.

Cost of revenue increased by $1,144,728 or 6.7%, for the six month period ended June 30, 2020 as compared to the same period in 2019. The increase in cost of revenue was primarily driven by cost of revenue from OSS’ lower margin products which contributed $764,611 or 4.5 percentage points of the increase.  Bressner contributed $726,181 or 4.2 percentage points on increased revenues.  CDI experienced a reduction in costs of $346,064 or 2.0 percentage points as a result of cost reduction measures.

The overall gross margin percentage decreased from 36.4% for the three month period ended June 30, 2019 to 28.6% for the three month period ended June 30, 2020, a decrease of 7.8 percentage points.  The gross margin for the core OSS business for the three month period ended June 30, 2020 was 33.7%, which was 9.2 percentage points less in comparison to the prior year period of 42.9% attributable to the lack of sales of data storage units to military end-users.  CDI’s gross margin improved from 19.8% to 43.5% as a result of significant cost containment efforts in the current quarter.  Bressner contributed gross margin at a rate of 19.0% as compared to 23.6% in the same year ago period due to change in product mix.

The overall gross margin percentage decreased from 31.4% for the six month period ended June 30, 2019 to 26.9% for the three month period ended June 30, 2020, a decrease of 4.5 percentage points.  The gross margin for the core OSS business for the six month period ended June 30, 2020 was 30.7%, which was 7.3 percentage points less in comparison to the prior year period of 38.0%.  The majority of the decline is attributable to the reduction of sales of data storage units (DSU) to military end users in the second quarter as compared to the prior year.  Military grade DSUs tend to command higher margins as compared to other products.  CDI improved margin from 10.9% to 28.9% as a result of cost reduction efforts.  Bressner contributed gross margin at a rate of 20.5% as compared to 22.3% in the same year ago period.

Operating expenses

General and administrative expense

General and administrative expense decreased $2,054,120 or 52.3%, for the three month period ended June 30, 2020 as compared to same period in 2019.  The decrease is primarily driven by an impairment charge of $1,697,394 that was recognized in the prior year due to a write down in goodwill at CDI.  In addition, there were costs savings attributable to a cost reduction initiative that took effect in April 2020, in which the workforce was reduced and cost containment efforts were implemented.  Overall general and administrative expenses decreased as a percentage of revenue to 16.1% during the three month periods ended June 30, 2020 as compared to 26.4% during the same period in 2019.

General and administrative expense decreased $1,583,990 or 26.5%, for the six month period ended June 30, 2020 as compared to same period in 2019.  The decrease is primarily driven by an impairment charge of $1,697,394 that was recognized in the prior year due to a write down in goodwill at CDI.  In addition, there were costs savings attributable to a cost reduction initiative that took effect in April 2020, in which the workforce was reduced and cost containment efforts were implemented.  These cost savings were more than offset by accruals for severance benefits attributable to the termination of our former president and chief executive officer.  Overall general and administrative expenses decreased as a percentage of revenue to 17.6% during the six month periods ended June 30, 2020 as compared to 24.0% during the same period in 2019.

Marketing and selling expense

Marketing and selling expense decreased $391,905 or 31.7% during the three month periods ended June 30, 2020 as compared to the same period in 2019.  The decreases in marketing and selling expenses is primarily attributable to a cost reduction initiative that took effect in April 2020, in which the workforce was reduced and cost containment efforts were implemented. Additionally, as a result of COVID-19 there has been a reduction in travel and tradeshows.  Marketing and selling expense decreased as a percentage of revenue to 7.3% during the three month period ended June 30, 2020 as compared to 8.3% during the same period in 2019.

Marketing and selling expense decreased $340,487 or 14.3% during the six month periods ended June 30, 2020 as compared to the same period in 2019.  The decreases in marketing and selling expenses is primarily attributable to a cost reduction initiative that took effect in April 2020, in which the workforce was reduced and cost containment efforts were implemented. Additionally, as a result of COVID-19 there has been a reduction in travel and tradeshows.  Marketing and selling expense decreased as a percentage of revenue to 8.1% during the six month period ended June 30, 2020 as compared to 9.5% during the same period in 2019.

Research and development expense

Research and development expense decreased by $216,532 or 17.7% during the three month period ended June 30, 2020 as compared to same period in 2019.  The majority of the decrease is primarily attributable to a cost reduction initiative that took effect in April 2020, in which the workforce was reduced and cost containment efforts were implemented.  Overall, total research and development expense increased as a percentage of revenue to 8.7% during the three month period ended June 30, 2020 as compared to 8.2% during the same period in 2019 primarily because of the calculation based upon a smaller revenue number.

Research and development expense decreased by $275,071 or 11.0% during the six month period ended June 30, 2020 as compared to same period in 2019.  The majority of the decrease is primarily attributable to a cost reduction initiative that took effect in April 2020, in which the workforce was reduced and cost containment efforts were implemented.  These reductions were offset by increases at Bressner of $143,364 and CDI of $55,057 attributable to on-going projects.  Overall, total research and development expense decreased as a percentage of revenue to 8.9% during the six month period ended June 30, 2020 as compared to 10.0% during the same period in 2019.

Interest income

Interest income increased $89,175 for the three month period ended June 30, 2020 as compared to same period in 2019.  The increase is attributable to increased finance charges on outstanding accounts receivable balances from our largest customer in the media and entertainment industry.

Interest income increased $110,705 for the six month period ended June 30, 2020 as compared to same period in 2019.  The increase is attributable to increased finance charges on outstanding accounts receivable balances from our largest customer in the media and entertainment industry

Interest expense

Interest expense increased $97,173 for the three month period ended June 30, 2020 as compared to same period in 2019.  On April 4, 2019, the Company borrowed $1,500,000 from individuals and related parties at an annual interest rate of 9.5%, additionally, warrants of 10% of the value of the borrowing were also granted.  The fair value of the warrants is amortized over the life of the loans and such costs are included as interest expense.  Additionally, on April 24, 2020, the Company borrowed $3,000,000 through a senior secured convertible debt offering issued with a 10% original issue discount.  The interest and the professional fees incurred on securing the debt are being amortized on an effective interest rate basis to interest expense.

Interest expense increased $159,689 for the six month period ended June 30, 2020 as compared to same period in 2019.  On April 4, 2019, the Company borrowed $1,500,000 from individuals and related parties at an annual interest rate of 9.5%, additionally, warrants of 10% of the value of the borrowing were also granted.  The fair value of the warrants is amortized over the life of the loans and such costs are included as interest expense.  Additionally, on April 24, 2020, the Company borrowed $3,000,000 through a senior secured convertible debt offering issued with a 10% original issue discount.  The interest and the professional fees incurred on securing the debt are being amortized on an effective interest rate basis to interest expense.

Other income (expense), net

Other income (expense), for the three month period ended June 30, 2020 resulted in a net increase in other income and expense of $16,292 and compared to the same period in 2019, attributable to foreign currency translation re-measurements gains and losses.

Other income (expense), for the six month period ended June 30, 2020 resulted in a net decrease in other income and expense of $19,534 and compared to the same period in 2019, attributable to foreign currency translation re-measurements gains and losses.

Provision for income taxes / Income tax benefits

We have recorded an income tax (benefit) provision of $(441,511) and $558,072, respectively, for the three month periods ended June 30, 2020 and 2019, and $(908,809) and $(543,839), respectively, for the six month periods ended June 30, 2020 and 2019.  The 2020 benefit is attributable to projected annual taxable income for 2020 with a projected tax rate of 33.9% as compared to the prior year of 49.7%.  The projected effective tax rate for the six months ended June 30, 2020 differs from the statutory rate mainly due to permanent non-deductible goodwill amortization for Bressner Technology GmbH, income from the Global Intangible Low-Taxed Income inclusion, as well as projecting federal, foreign and state tax liabilities for the year.

In determining the periodic income tax expense, GAAP requires the Company to forecast its annual effective income tax rate (“AETR”) for the years December 31, 2020 and 2019.  Based on management’s projections, the Company expects income tax benefits related to research and development credits and equity compensation benefits to exceed our pretax earnings in 2020 and 2019.

Liquidity and capital resources

Given our recent operating losses, the Company’s primary sources of liquidity have been provided by (i) the Company’s February 2018 initial public offering (net proceeds were approximately $16,100,000), (ii) March 2019 notes payable from members of the Board of Directors and others of $1,500,000, (iii) the June 2019 sale of 1,554,832 shares of the Company’s common stock for net cash proceeds of $2,488,148, (iv) the April 24, 2020 sale of $3,000,000 of Senior Secured Convertible Promissory Notes issued at a 10% original issue discount and (v) receipt of approximately $1,500,000 on April 28, 2020 of government loan proceeds under the Payroll Protection Program.

As of June 30, 2020, the Company’s cash and cash equivalents were $4,654,602 and working capital of $14,381,656.  Cash and cash equivalents held by Bressner totaled $677,715 (USD) at June 30, 2020, and Bressner’s debt covenants do not permit the use of those funds by its parent company. During the six months ended June 30, 2020, the Company experienced an operating loss of $1,917,040 with cash used in operating activities of $2,935,059. Our largest customer who is engaged in the media and entertainment industry is having significant financial hardships attributable to the COVID-19 pandemic and as a result has been slow in paying its outstanding accounts receivables. The Company has formulated a plan whereby extended payment terms have been made available, and our customer is presently honoring those terms.

The Company’s revenue growth, inclusive of two acquisitions made in 2018, has resulted in growth of the Company as a whole, but has been offset by increased spending in all areas of operating expenses:  general and administrative, marketing and selling, and research and development.

The coronavirus, or COVID-19, which has been declared by the World Health Organization to be a “public health emergency of international concern,” has spread across the globe and is impacting worldwide economic activity. A public health pandemic, including COVID-19, poses the risk that we or our employees, contractors, suppliers, and other partners may be prevented from conducting business activities for an indefinite period of time, including due to shutdowns that may be requested or mandated by governmental authorities.

More generally, COVID-19 raises the possibility of an extended global economic downturn, which could affect demand for our products and services and impact our results and financial condition even after the pandemic is contained and remediation/restriction measures are lifted. For example, we may be unable to collect receivables from customers that are significantly impacted by COVID-19. Also, a decrease in orders in a given period could negatively affect our revenues in future periods. COVID-19 may also have the effect of heightening many of the other risks described in the “Risk Factors” section of our Annual Report on Form 10-K, including risks associated with our customers and supply chain. We will continue to evaluate the nature and extent of the impact of COVID-19 to our business.

At present, it is clear the global economy has been negatively impacted by COVID-19, and demand for some of our products and services have been reduced due to uncertainty and the economic impact of COVID-19. For example, customers in certain of the industries most impacted by COVID-19, have requested, and we expect will continue to request, relief to existing contracts or payment obligations, and the impact of those is uncertain. For example, some customers are delaying payments owed to the Company while they address immediate financial crises in their operations due to COVID-19. In particular, in the media and entertainment industry, demand for the use of outdoor media equipment has been impacted due to restrictions on public gatherings. Until such restrictions improve, we expect that demand for certain of our clients’ products and services will be limited, and thus, may impact our financial results and operations.

Specifically, our business has also begun to be negatively affected by a range of external factors related to COVID-19 that are not within our control. For example, numerous measures have been implemented by governmental authorities across the globe to contain the virus, including travel bans and restrictions, quarantines, shelter-in-place orders, restrictions and limitations of public gatherings, and business limitations and shutdowns. Many of our customers’ businesses have been severely impacted by these measures and some have been required to reduce employee headcount as a result. If a significant number of our customers are unable to continue as a going concern, this would have an adverse impact on our business and financial condition. In addition, many of our customers are working remotely, which may delay the timing of new business and implementations of our services. If COVID-19 continues to have a substantial impact on our partners, customers, or suppliers, our results of operations and overall financial performance will be harmed.

Though management has been proactively managing through the current known impacts, if the situation further deteriorates or the outbreak results in further restriction on both supply and demand factors, our cash flows, financial position and operating results for fiscal year 2020 and beyond will be negatively impacted. Neither the length of time nor the magnitude of the negative impacts can be presently determined.

The longer the COVID-19 pandemic persists, the greater the potential for significant adverse impact to our business operations.   Quarantines, travel restrictions, prohibitions on non-essential gatherings, shelter-in-place orders and other similar directives and policies intended to reduce the spread of the disease, may reduce our productivity and that of the third parties on which we rely and may disrupt and delay many aspects of our business. .

We have not developed a specific and comprehensive contingency plan designed to address the challenges and risks presented by the COVID-19 pandemic and, even if and when we do develop such a plan, there can be no assurance that such plan will be effective in mitigating the potential adverse effects on our business, financial condition and results of operations.

Management’s plans with respect to the above is to continue its efforts towards responding to the changing economic landscape attributable to COVID-19, to restructure the Company with the primary objectives of reducing costs, conserving cash, strengthening margins, and improving company-wide execution.  Specific actions already implemented by management include a reduction in force, a freeze on hiring, reduced work week, minimizing overtime, travel and entertainment, and contractor costs.  On April 7, 2020, the Company implemented a cost reduction plan which included the termination of certain employees and elimination of certain costs.  Estimated savings from this effort are expected to be $2.5 to $3.0 million for the year ending 2020.

While management expects these actions to result in prospective cost reductions, management is also committed to securing debt and/or equity financing to ensure that liquidity will be sufficient to meet the Company’s cash requirements through at least a period of the next twelve months. Management believes potential sources of liquidity include at least the following:

▪

In March 2019, the Company received funding commitments in the amount of $4,000,000 from members of the Board of Directors, of which $1,500,000 has been drawn through December 31, 2019. As of April 1, 2020, the remaining unfunded commits expired.

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

▪

On April 24, 2020, the Company consummated the initial closing of the offering (the “Initial Closing”) under the Purchase Agreement and issued a Senior Secured Convertible Promissory Note with an aggregate of $3,000,000 to an institutional investor (“Initial Note”). The investors purchased the Initial Note for an aggregate purchase price of $2,700,000, at the Initial Closing after a 10% original issue discount.  The Initial Note bears no interest rate (except upon event of default) and, unless earlier converted or redeemed, will mature on the date that is the twenty-three (23) month anniversary of the last day from the Initial Closing in either cash or shares of the Company’s common stock.

▪	On April 28, 2020, the Company received a Paycheck Protection Program (PPP) loan in the amount of $1,499,360. Management believes that most of the loan, if not all, will likely be forgiven.

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

The following table summarizes our cash flows for the six month periods ended June 30, 2020 and 2019:

	For the Six Months Ended June 30,
Cash flows:	2020	2019
Net cash (used in) provided by operating activities	$(2,935,059)	$1,713,884
Net cash used in investing activities	$(414,040)	$(1,355,925)
Net cash provided by financing activities	$2,817,718	$2,323,170

Operating Activities

During the six month period ended June 30, 2020, the Company used $2,935,059 in cash from operating activities, a $4,648,943 net change in cash when compared to the cash provided by operating activities of $1,713,884 during the same period in 2019. The increase in cash used in operating activities was primarily a result of reductions in net sources of working capital of $3,759,437 which contributed to the increase in the use of cash.  This use of working capital was offset by a reduction in the net loss of $1,431,169 as compared to the same period in the prior year, which improvement was offset by a decrease in the add-back for non-cash items of $2,320,675.

In comparison to the prior year, non-cash adjustments which are added back to the net loss generated during a period decreased to $406,785 for the six month period ended June 30, 2020 as compared to $2,727,460 for the same period in 2019, a decrease of $2,320,675.  This decrease in non-cash adjustments consists of increases of $426,436 comprised of gain on disposal of property and equipment, depreciation, inventory reserves and debt discount.  These increases were offset by $2,747,111 in decreases in non-cash adjustments attributable to deferred benefit for income taxes, unrealized gain of foreign currency transactions, provision for bad debt, impairment of goodwill, warranty reserves, amortization of deferred gain, amortization of intangibles, and stock-based compensation expense.

Cash generated by changes in working capital accounts as compared to the prior year decrease overall by $3,759,437.  During the six month period ended June 30, 2020 cash used for working capital requirements increased $2,233,650 as compared to cash generated from changes in working capital of $1,525,787 in the same year ago period.

Our ability to generate cash from operations in future periods will depend in large part on our profitability, the rate and timing of collections of our accounts receivable, our inventory turns and our ability to manage other areas of working capital including accounts payable.

Investing Activities

During the six month period ended June 30, 2020, the Company used cash of $414,040 in investing activities as compared to $1,355,925 used during the same period in 2019, a decrease of $941,885.  In the prior reporting period, the Company was expanding and remodeling its facility for increased capacity.  Such costs were not incurred in the current period.  Additionally, in the prior year, the Company was implementing phase I of its ERP system which included a team of external resources for which the costs were capitalized.  Though phase II is currently in process, the implementation team is significantly smaller and as a result we are not incurring comparable costs.  We do not anticipate any other significant purchases of equipment beyond that which is anticipated for use in the normal course of our core business activity.

Financing Activities

During the six month period ended June 30, 2020, the Company generated net, $2,817,718 in financing activities as compared to the cash generated of $2,323,170 during the same period in 2019.  During the six month period ended June 30, 2020, in addition to payments on term loans and outstanding lines of credit, the Company received proceeds of $64,467 through the exercise of stock options which was offset by a payment for taxes of $670,599 that were paid on behalf of those that exercised options and RSU’s on a net cashless basis.  Additionally, during April of 2020, the Company closed on a $3,000,000, 10% original issue discount, senior secured convertible debt offering which resulted in net proceeds after the payment of discount and professional fees of $2,383,726.

On April 28, 2020, the Company received a two year Paycheck Protection Plan loan in the amount of $1,499,360. Management believes that most of the loan, if not all, will likely be forgiven.

During the six month period ended June 30, 2019, the Company raised $1,500,000 from individuals and related parties through the issuance of notes payable that bear interest at an annual rate of 9.5% and are repaid through 24 months monthly installments.  Bressner increased borrowing under its lines of credit for the purchase of inventories and also borrowed funds through term loans at interest rates of 2.125% - 2.150% that are repaid through monthly installments of up to 24 months.  The Company received proceeds of $21,149 for the exercise of warrants and stock options.

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

Stockholder transactions

In April 2019, certain members of the Company’s Board of Directors executed definitive agreements to commit funds of up to $4,000,000 as a credit facility. The Company initially borrowed $1,150,000 from members of the Board of Directors and $350,000 from other shareholders for a two year period at an interest rate of 9.5% which requires the Company to make monthly principal and interest payment of $69,000 per month. In connection with these loans, the Company issued the note holders warrants to purchase shares of the Company’s common stock equal to 10% of the original principal at a price per share equal to $2.15 per share.  Accordingly, the Company issued to the note holders warrants to purchase 69,766 shares of the Company’s common stock.  The relative fair value of the warrants issued was $60,158.  The remaining unfunded loan commitments expired as of April 1, 2020.

Critical accounting policies and estimates

In preparing our consolidated financial statements in conformity with U.S. generally accepted accounting principles, management must make a variety of decisions which impact the reported amounts and the related disclosures. These decisions include the selection of the appropriate accounting principles to be applied and the assumptions on which to base accounting estimates. In making these decisions, management applies its judgment based on its understanding and analysis of the relevant circumstances and our historical experience.

Our accounting policies and estimates that are most critical to the presentation of our results of operations and financial condition, and which require the greatest use of judgments and estimates by management, are designated as our critical accounting policies. See further discussion of our critical accounting policies under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for our year ended December 31, 2019. We periodically re-evaluate and adjust our critical accounting policies as circumstances change. There were no significant changes in our critical accounting policies during the three months ended June 30, 2020.

Recently implemented accounting pronouncements

Per the Company’s consolidated financial statements Note 2 – Significant Accounting Policies, we have implemented a number of changes, as required by FASB.  See Note 2 of the accompanying financial statements for further details.

Recent accounting pronouncements

Per the Company’s consolidated financial statements Note 2 – Significant Accounting Policies, we may be implementing a number of changes, as required by FASB.  See Note 2 of the accompanying financial statements or further details.

Interest rate risk

Our exposure to interest rate risk is primarily associated with borrowing on revolving lines of credit denominated in both U.S. dollars and Euros.  We are exposed to the impact of interest rate changes primarily through our borrowing activities for our variable rate borrowings.

Concentration of credit risk

Financial instruments that potentially expose us to concentrations of credit risk consist principally of cash, cash equivalents and accounts receivable. We place our cash and cash equivalents with financial institutions with high credit quality. At June 30, 2020 and December 31, 2019, we had $4,654,602 and $5,185,321, respectively, of cash and cash equivalents on deposit or invested with our financial and lending institutions. We provide credit to our customers in the normal course of business. We perform ongoing credit evaluations of our customers’ financial condition and limit the amount of credit extended when deemed necessary.

Customer Concentration

The Company’s largest customer is in the media and entertainment industry which has been adversely affected by the COVID pandemic as a result of the guidelines limiting non-essential public gatherings.  As a result, sales to this customer have slowed and the collection cycle of accounts receivable has protracted and been limited by their available cash flow.  The Company has made arrangement for the payment of receives over an extended period of time.

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

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2020	2019	2020	2019
Net loss attributable to common stockholders	$(12,162)	$(1,594,633)	$(1,108,194)	$(2,539,363)
Depreciation and amortization	402,385	422,254	798,210	886,982
Amortization of deferred gain	(12,359)	(16,478)	(53,838)	(32,957)
Impairment of goodwill	-	1,697,394	-	1,697,394
Stock-based compensation expense	85,378	157,807	293,139	325,283
Interest income	(99,343)	(10,168)	(123,980)	(13,275)
Interest expense	150,186	53,013	218,970	59,281
Acquisition expense	-	100	-	4,075
(Benefit) provision for income taxes	(441,511)	558,072	(908,809)	(543,839)
Adjusted EBITDA	$72,574	$1,267,361	$(884,502)	$(156,419)

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

The following table sets-forth Non-GAAP net (loss) income attributable to common stockholders and basic and diluted earnings per share:

	For The Three Months Ended June 30,		For The Six Months Ended June 30
	2020	2019	2020	2019
Net loss attributable to common stockholders	$(12,162)	$(1,594,633)	$(1,108,194)	$(2,539,363)
Amortization of intangibles	174,525	269,151	349,051	618,570
Impairment of goodwill	-	1,697,394	-	1,697,394
Stock-based compensation expense	85,378	157,807	293,139	325,283
Acquisition expense	-	100	-	4,075
Non-GAAP net income (loss) attributable to common stockholders	$247,741	$529,819	$(466,004)	$105,959

Non-GAAP net income (loss) per share attributable to common stockholders:
Basic	$0.02	$0.04	$(0.03)	$0.01
Diluted	$0.01	$0.04	$(0.03)	$0.01
Weighted average common shares outstanding:
Basic	16,488,325	14,442,291	16,410,660	14,341,560
Diluted	16,867,921	14,916,460	16,410,660	14,815,730

Free Cash Flow

Free cash flow, a non-GAAP measure for reporting cash flow, is defined as cash provided by or used in operating activities less capital expenditures for property and equipment, which includes capitalized software development costs for the implementation of the Company’s ERP system. We believe free cash flow provides investors with an important perspective on cash available for investments and acquisitions after making capital investments required to support ongoing business operations and long-term value creation.   We believe that trends in our free cash flow can be valuable indicators of our operating performance and liquidity.

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

	For the Six Months Ended June 30,		Change
Cash flow:	2020	2019
Net cash (used in) provided by operating activities	$(2,935,059)	$1,713,884	$(4,648,943)
Capital expenditures	(415,582)	(1,356,975)	941,393
Free cash flow	$(3,350,641)	$356,909	$(3,707,550)

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

Limitation on Effectiveness of Controls

The design of any control system is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals. The inherent limitations in any control system include the realities that judgments related to decision-making can be faulty, and that reduced effectiveness in controls can occur because of simple errors or mistakes. Due to the inherent limitations in a cost-effective control system, misstatements due to error may occur and may not be detected.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2020, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

We must successfully navigate the demand, supply and operational challenges associated with the ongoing coronavirus (COVID-19) pandemic.

Our business has begun to be negatively affected by a range of external factors related to COVID-19 that are not within our control. For example, numerous measures have been implemented by governmental authorities across the globe to contain the virus, including travel bans and restrictions, quarantines, shelter-in-place orders, restrictions and limitations of public gatherings, and business limitations and shutdowns. Many of our customers’ businesses have been severely impacted by these measures and some have been required to reduce employee headcount as a result. If a significant number of our customers are unable to continue as a going concern, this would have an adverse impact on our business and financial condition. In addition, many of our customers are working remotely, which may delay the timing of new business and implementations of our services. If COVID-19 continues to have a substantial impact on our partners, customers, or suppliers, our results of operations and overall financial performance will be harmed.

The impacts of COVID-19 on our business, customers, partners, suppliers, employees, markets and financial results and condition are uncertain, evolving and dependent on numerous unpredictable factors outside of our control, including:

•

the spread, duration and severity of COVID-19 as a public health matter and its impact on governments, businesses and society generally and our clients, partners, suppliers and our business more specifically;

•

the measures being taken by governments, businesses and society in response to COVID-19 and the effectiveness of those measures, including our suppliers in China experiencing delays due to the Chinese government’s response to COVID-19;

•	the scope and effectiveness of fiscal and monetary stimulus programs and other legislative and regulatory measures being implemented by federal, state and local governments in response to COVID-19;
•

the duration and impact of the numerous measures implemented by governmental authorities throughout the country to contain COVID-19, including travel bans and restrictions, quarantines, shelter-in-place orders, restrictions and limitations on public gatherings, and business limitations and shutdowns;

•	the increase in business failures or slowdowns among our customers, suppliers, and other businesses;

•the pace and extent to which our customers and other businesses are able to operate and/or reduce their number of employees and other compensated individual; the willingness of current and prospective clients to invest in our products and services;

•	the satisfaction of customers with product and service remote delivery and support

If we are not able to respond to and manage the impact of such events effectively, our business will be harmed.

At present, it is clear the global economy has been negatively impacted by COVID-19, and demand for some of our products and services have been reduced due to uncertainty and the economic impact of COVID-19. For example, customers in certain of the industries most impacted by COVID-19, have requested, and we expect will continue to request, relief to existing contracts or payment obligations, and the impact of those is uncertain. For example, some customers are delaying payments owed to the Company while they address immediate financial crises in their operations due to COVID-19. In particular, in the media and entertainment industry, demand for the use of outdoor media equipment has been impacted due to restrictions on public gatherings. Until such restrictions improve, we expect that demand for certain of our clients’ products and services will be limited, and thus, may impact our financial results and operations.

More generally, COVID-19 raises the possibility of an extended global economic downturn, which could affect demand for our products and services and impact our results and financial condition even after the pandemic is contained and remediation/restriction measures are lifted. For example, we may be unable to collect receivables from customers that are significantly impacted by COVID-19. Also, a decrease in orders in a given period could negatively affect our revenues in future periods. COVID-19 may also have the effect of heightening many of the other risks described in the “Risk Factors” section of our Annual Report on Form 10-K, including risks associated with our customers and supply chain.  We will continue to evaluate the nature and extent of the impact of COVID-19 to our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description

2.1 (1)	Agreement and Plan of Merger and Reorganization, dated August 22, 2018, with Concept Development Inc.

2.2 (2)	Share Purchase Agreement, dated October 31, 2018, with Bressner Technology GmbH.

3.1 (3)	Amended and Restated Certificate of Incorporation (currently in effect).

3.2 (4)	Bylaws, as amended (currently in effect).

4.1 (5)	Second Amended and Restated Investors’ Rights Agreement, dated January 2007.

4.2 (5)	Common Shareholder Piggyback Registration Rights Agreement, dated July 15, 2016.

10.1+ (6)	Form of Indemnification Agreement between One Stop Systems, Inc. and each its directors and executive officers.

10.2+ (5)	One Stop Systems, Inc. 2000 Stock Option Plan and related form agreements.

10.3+ (5)	One Stop Systems, Inc. 2011 Stock Option Plan and related form agreements.

10.4+ (5)	One Stop Systems, Inc. 2015 Stock Option Plan and related form agreements.

10.5+ (5)	One Stop Systems, Inc. 2017 Stock Equity Incentive Plan and related form agreements.

10.6 (12)	Amendment No. 1 to the 2017 Stock Equity Incentive Plan.

10.7 (6)	Lease Agreement dated October 21, 2004, as amended.

10.8 (1)	Piggyback Registration Rights Agreement by and between One Stop Systems, Inc. and James M. Reardon, dated August 31, 2018.

10.9 (7)	Form of Binding Commitment Letter.

10.10 (8)	Executive Employment Agreement between One Stop Systems, Inc., and David Raun, dated March 24, 2020.

10.11 (9)	Form of Senior Secured Convertible Promissory Note.

10.12 (9)	Form of Securities Purchase Agreement, dated April 20, 2020, by and between the Company and the investors.

10.13 (9)	Form of Security Agreement, dated April 20, 2020, by and between the Company, certain of its subsidiaries and the investors.

10.14 (9)	Form of Intercreditor Agreement, dated April 20, 2020, by and between the Company, the investors and certain secured parties.

10.15 (10)	Senior Secured Convertible Promissory Note, dated April 24, 2020, by and between the Company and the investor.

10.16 (11)	Promissory Note, dated as of April 28, 2020, by and between One Stop Systems, Inc., as Borrower, and Cache Valley Bank, as Lender.

10.17 (12)	Employment Agreement between One Stop Systems, Inc., and David Raun, dated June 24, 2020.

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

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on September 6, 2018.

(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on November 6, 2018.

(3)	Incorporated by reference to Amendment No.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 21, 2018.

(4)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on February 6, 2018.

(5)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-222121) filed with the SEC on December 18, 2017.

(6)	Incorporated by reference to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-222121) filed with the SEC on January 16, 2018.

(7)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 9, 2019.

(8)	Incorporated by reference to the Registrant’s Current Report on Form 8-K/A filed with the SEC on March 25, 2020.

(9)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on April 21, 2020.

(10)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on April 24, 2020.

(11)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on May 15, 2020.

(12)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on June 25, 2020.

+	Indicates management contract or compensatory plan.

*	Filed herewith.

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

Company Name

Date: August 6, 2020	By:	/s/ David Raun
David Raun
President and Chief Executive Officer (Principal Executive Officer)

Date: August 6, 2020	By:	/s/ John W. Morrison Jr.
John W. Morrison Jr.
Chief Financial Officer (Principal Financial and Accounting Officer)