Form 10-Q
period 2020-09-30
ONE STOP SYSTEMS, INC.
filed 2020-11-12
CIK 1394056

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                    Yes ☐    No ☒

As of October 31, 2020, the registrant had 16,620,908 shares of common stock (par value $0.0001) outstanding.

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements.

ONE STOP SYSTEMS, INC. (OSS)

UNAUDITED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2020	2019
ASSETS
Current assets
Cash and cash equivalents	$5,519,829	$5,185,321
Accounts receivable, net	9,744,171	11,667,157
Inventories, net	9,999,680	7,369,356
Prepaid expenses and other current assets	720,070	453,938
Total current assets	25,983,750	24,675,772
Property and equipment, net	3,567,582	3,568,564
Deposits and other	81,711	47,146
Deferred tax assets, net	3,939,546	3,019,823
Goodwill	7,120,510	7,120,510
Intangible assets, net	826,157	1,346,192
	$41,519,256	$39,778,007

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$3,680,192	$4,115,977
Accrued expenses and other liabilities	3,758,109	4,607,432
Current portion of notes payable, net of debt discount of $3,802 and $7,019, respectively (Note 7)	1,433,200	1,377,751
Current portion of related-party notes payable, net of debt discount of $12,491 and $23,060, respectively (Note 7)	345,586	561,441
Senior secured convertible note, net of discounts of $337,247 (Note 7)	1,299,117	-
Total current liabilities	10,516,204	10,662,601
Notes payable, net of current portion and debt discount of $0 and $2,047, respectively (Note 7)	-	149,301
Related-party notes payable, net of current portion and debt discount of $0 and $6,726 , respectively (Note 7)	-	199,943
Senior secured convertible note, net of discounts of $51,707 (Note 7)	902,839	-
Paycheck protection plan note payable (Note 7)	1,499,360	-
Total liabilities	12,918,403	11,011,845
Commitments and contingencies (Note 9)
Stockholders’ equity
Common stock, $.0001 par value; 50,000,000 shares authorized; 16,620,908 and 16,121,747 shares issued and outstanding, respectively	1,662	1,612
Additional paid-in capital	30,480,405	30,537,015
Noncontrolling interest	-	500
Accumulated other comprehensive income (loss)	124,382	(17,773)
Accumulated deficit	(2,005,596)	(1,755,192)
Total stockholders’ equity	28,600,853	28,766,162
	$41,519,256	$39,778,007

See accompanying notes to consolidated financial statements

ONE STOP SYSTEMS, INC. (OSS)

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue	$12,976,058	$14,938,964	$37,961,023	$39,883,099
Cost of revenue	8,074,445	9,909,045	26,338,527	27,028,399
Gross profit	4,901,613	5,029,919	11,622,496	12,854,700
Operating expenses:
General and administrative	1,817,499	2,190,003	6,208,922	6,468,021
Impairment of goodwill	-	-	-	1,697,394
Marketing and selling	1,103,384	1,383,965	3,137,833	3,758,901
Research and development	1,001,288	1,036,394	3,213,339	3,523,515
Total operating expenses	3,922,171	4,610,362	12,560,094	15,447,831
Income (loss) from operations	979,442	419,557	(937,598)	(2,593,131)
Other income (expense), net:
Interest income	143,931	10,149	267,911	23,424
Interest expense	(174,205)	(52,182)	(393,175)	(111,463)
Other income (expense), net	(33,625)	116,326	(38,598)	91,819
Total other income (expense), net	(63,899)	74,293	(163,862)	3,780
Income (loss) before income taxes	915,543	493,850	(1,101,460)	(2,589,351)
Provision (benefit) for income taxes	57,753	(51,051)	(851,056)	(594,890)
Net income (loss) attributable to common stockholders	$857,790	$544,901	$(250,404)	$(1,994,461)

Net income (loss) per share attributable to common stockholders:
Basic	$0.05	$0.03	$(0.02)	$(0.13)
Diluted	$0.05	$0.03	$(0.02)	$(0.13)

Weighted average common shares outstanding:
Basic	16,585,773	15,777,158	16,469,457	14,825,351
Diluted	17,018,614	16,390,206	16,469,457	14,825,351

See accompanying notes to consolidated financial statements

ONE STOP SYSTEMS, INC. (OSS)

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Net income (loss) attributable to common stockholders	$857,790	$544,901	$(250,404)	$(1,994,461)
Other comprehensive income:
Currency translation adjustment	130,280	(68,316)	142,155	(66,382)
Total other comprehensive income (loss)	130,280	(68,316)	142,155	(66,382)
Comprehensive income (loss)	$988,070	$476,585	$(108,249)	$(2,060,843)

See accompanying notes to consolidated financial statements

ONE STOP SYSTEMS, INC. (OSS)

UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For The Three and Nine Months Ended September 30, 2020

	Common Stock				Accumulated Other		Total
	Shares	Amount	Additional Paid-in-Capital	Noncontrolling Interest	Comprehensive income (loss)	Accumulated Deficit	Stockholders' Equity
Balance, January 1, 2020	16,121,747	$1,612	$30,537,015	$500	$(17,773)	$(1,755,192)	$28,766,162
Stock-based compensation	-	-	293,139	-	-	-	293,139
Exercise of stock options	376,870	37	64,430	-	-	-	64,467
Return of capital upon dissolution of SkyScale	-	-	-	(500)	-	-	(500)
Taxes paid on net issuance of employee stock options	-	-	(670,599)	-	-	-	(670,599)
Currency translation adjustment	-	-	-	-	11,875	-	11,875
Net loss	-	-	-	-	-	(1,108,194)	(1,108,194)
Balance, June 30, 2020	16,498,617	$1,649	$30,223,985	$-	$(5,898)	$(2,863,386)	$27,356,350
Stock-based compensation	-	-	210,280	-	-	-	210,280
Exercise of stock options and warrants	122,291	13	59,987	-	-	-	60,000
Taxes paid on net issuance of employee stock options	-	-	(13,847)	-	-	-	(13,847)
Currency translation adjustment	-	-	-	-	130,280	-	130,280
Net income	-	-	-	-	-	857,790	857,790
Balance, September 30, 2020	16,620,908	$1,662	$30,480,405	$-	$124,382	$(2,005,596)	$28,600,853

See accompanying notes to consolidated financial statements

ONE STOP SYSTEMS, INC. (OSS)

UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For The Three and Nine Months Ended September 30, 2019

	Common Stock				Accumulated Other		Total
	Shares	Amount	Additional Paid-in-Capital	Noncontrolling Interest	Comprehensive Income (loss)	Accumulated Deficit	Stockholders' Equity
Balance, January 1, 2019	14,216,328	$1,422	$27,424,113	$500	$1,142	$(854,855)	$26,572,322
Stock-based compensation	-	-	325,283	-	-	-	325,283
Exercise of stock options, RSU's and Warrants	281,319	28	21,121	-	-	-	21,149
Relative fair value of warrants issued with notes payable and notes payable to related parties	-	-	60,158				60,158
Taxes paid on net issuance of employee stock options			(112,879)				(112,879)
Currency translation adjustment	-	-	-	-	1,934	-	1,934
Net loss	-	-	-	-	-	(2,539,363)	(2,539,363)
Balance, June 30, 2019	14,497,647	$1,450	$27,717,796	$500	$3,076	$(3,394,218)	$24,328,604
Stock-based compensation	-	-	164,857	-	-	-	164,857
Exercise of stock options, RSU's and Warrants	48,981	5	7,995	-	-	-	8,000
Taxes paid on net issuance of employee stock options	-	-	(19,138)	-	-	-	(19,138)
Proceeds from issuance of stock, net of issuance costs of $212,566	1,554,832	155	2,487,993	-	-	-	2,488,148
Currency translation adjustment	-	-	-	-	(122,220)	-	(122,220)
Gain on forward contract	-	-	-	-	53,904	-	53,904
Net income	-	-	-	-	-	544,901	544,901
Balance, September 30, 2019	16,101,460	$1,610	$30,359,503	$500	$(65,240)	$(2,849,317)	$27,447,056

See accompanying notes to consolidated financial statements

ONE STOP SYSTEMS, INC. (OSS)

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net loss attributable to common stockholders	$(250,404)	$(1,994,461)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Deferred benefit for income taxes	(910,959)	(275,949)
Loss on foreign currency transactions	-	18,647
Gain on disposal of property and equipment	(1,542)	(89,168)
Provision for bad debt	10,950	495
Impairment of goodwill	-	1,697,394
Warranty reserves	(723)	3,982
Amortization of deferred gain	(53,838)	(45,316)
Depreciation	688,727	430,347
Amortization of intangibles	520,035	809,540
Inventory reserves	382,472	191,012
Amortization of debt discount	249,882	13,786
Stock-based compensation expense	503,419	490,140
Changes in operating assets and liabilities:
Accounts receivable	1,971,324	1,220,504
Inventories	(2,872,108)	(1,664,165)
Prepaid expenses and other current assets	(294,475)	(106,598)
Accounts payable	(484,327)	(60,607)
Accrued expenses and other liabilities	(843,823)	(251,236)
Net cash (used in) provided by operating activities	(1,385,390)	388,347

Cash flows from investing activities:
Purchases of property and equipment, including capitalization of labor costs for test equipment and ERP	(664,385)	(2,061,762)
Proceeds from sales of property and equipment	1,542	1,050
Net cash used in investing activities	(662,843)	(2,060,712)

Cash flows from financing activities:
Proceeds from issuance of stock and stock options exercised	124,467	29,149
Payment of payroll taxes on net issuance of employee stock options	(684,446)	(132,017)
Proceeds from issuance of common stock	-	2,700,714
Stock issuance costs	-	(212,566)
Net (repayments) borrowings on bank lines of credit	(23,622)	62,519
Borrowings on related-party notes payable	-	1,150,000
Borrowings on notes payable	-	374,623
Repayments on related-party notes payable	(433,094)	(312,691)
Repayments on notes payable	(131,792)	-
Proceeds on senior secured convertible note	2,383,726	-
Repayments on senior secured convertible note	(409,090)	-
Proceeds on Paycheck Protection Program (PPP) note payable	1,499,360	-
Net cash provided by financing activities	2,325,509	3,659,731

Net change in cash and cash equivalents	277,276	1,987,366
Effect of exchange rates on cash	57,232	(33,421)
Cash and cash equivalents, beginning of period	5,185,321	2,272,256
Cash and cash equivalents, end of period	$5,519,829	$4,226,201

See accompanying notes to consolidated financial statements

ONE STOP SYSTEMS, INC. (OSS)

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

	For the Nine Months Ended September 30,
	2020	2019
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$202,022	$111,463
Cash paid during the period for income taxes	$228,129	$4,000

Supplemental disclosure of non-cash flow transactions:
Original issue discount on senior secured convertible note	$300,000	$-
Forward foreign currency contracts	$-	$53,904
Reclassification of inventories to property and equipment	$157,133	$67,948
Relative fair value of warrants issued in connection with notes and related party notes payable	$-	$60,158

See accompanying notes to consolidated financial statements

ONE STOP SYSTEMS, INC. (OSS)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

For The Three and Nine Months Ended September 30, 2020 and 2019

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

During the year ended December 31, 2015, the Company formed a wholly-owned subsidiary in Germany, One Stop Systems, GmbH (“OSS GmbH”).  During July 2016, the Company acquired Mission Technologies Group, Inc. (“Magma”) and its operations.

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

On August 31, 2018, the Company acquired Concept Development Inc. (“CDI”) located in Irvine, California.  CDI specializes in the design and manufacture of custom high-performance computing systems for airborne in-flight entertainment and networking systems.  CDI has been fully integrated into the core operations of OSS as of July 1, 2020.

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

Liquidity and Going Concern Considerations

Given our recent operating losses, the Company’s primary sources of liquidity have been provided by (i) the Company’s February 2018 initial public offering (net proceeds were approximately $16,100,000), (ii) March 2019 notes payable from members of the Board of Directors and others of $1,500,000, (iii) the July 2019 sale of 1,554,546 shares of the Company’s common stock for net cash proceeds of $2,488,148; (iv) the April 24, 2020 sale of $3,000,000 of Senior Secured Convertible Promissory Notes issued at a 10% original issue discount and (v) receipt of approximately $1,500,000 on April 28, 2020 of government loan proceeds under the Paycheck Protection Program.

As of September 30, 2020, the Company’s cash and cash equivalents were $5,519,829 and working capital was $15,467,546.  Cash and cash equivalents held by Bressner totaled $1,224,020 (USD) at September 30, 2020, and Bressner’s debt covenants do not permit the use of those funds by its parent company. During the nine months ended September 30, 2020, the Company experienced an operating loss of $937,598, with cash used in operating activities of $1,385,390.  Our largest customer, engaged in the media and entertainment industry, is having significant financial hardships attributable to the COVID-19 pandemic and as a result has been slow in paying its outstanding accounts receivables. The Company has formulated a plan whereby extended payment terms have been made available, and our customer is presently honoring those terms.

The Company’s revenue growth during the year has slowed due to the effects of COVID-19.   However, resulting from a reduction in force and strict cost containment, the Company has been able to mitigate the effects, to some degree, of the reduced revenue.

The coronavirus, or COVID-19, which has been declared by the World Health Organization to be a “public health emergency of international concern,” has spread across the globe and continues to impact worldwide economic activity. A public health pandemic, including COVID-19, poses the risk that we or our employees, contractors, customers, suppliers, and other partners may be prevented from conducting business activities for an indefinite period of time, including due to shutdowns that may be requested or mandated by governmental authorities.

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

At present, it is clear the global economy has been negatively impacted by COVID-19, and demand for some of our products and services have been reduced due to uncertainty and the economic impact of COVID-19. For example, customers in certain of the industries most impacted by COVID-19, have requested, and we expect will continue to request, relief to existing contracts or payment obligations, and the impact of those is uncertain. Furthermore, some customers are delaying payments owed to the Company while they address immediate financial crises in their operations due to COVID-19. In particular, in the media and entertainment industry, demand for the use of outdoor media equipment has been impacted due to restrictions on public gatherings. Until such restrictions improve, we expect that demand for certain of our clients’ products and services will be limited, and may not return to prior levels, and thus, may impact our financial results and operations.

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

The Company is complying with state mandated requirements for safety in the workplace to ensure the health, safety and welling-being of our employees.  These measures included personal protective equipment, social distancing, cleanliness of the facilities and daily monitoring of the health of employees in our facilities.  We have not developed a specific and comprehensive contingency plan designed to address the challenges and risks presented by the COVID-19 pandemic and, even if and when we do develop such a plan, there can be no assurance that such plan will be effective in mitigating the potential adverse effects on our business, financial condition and results of operations.

Management’s plans with respect to the above is to continue its efforts towards responding to the changing economic landscape attributable to COVID-19, to restructure the Company with the primary objectives of reducing costs, conserving cash, strengthening margins, and improving company-wide execution.  Specific actions already implemented by management include a reduction in force, a limited freeze on hiring, reduced work week, minimizing overtime, travel and entertainment, and contractor costs.  On April 7, 2020, the Company implemented a cost reduction plan which included the termination of certain employees and elimination of certain costs.  Estimated savings from this effort are estimated to be $1.5 to $2.0 million for the year ending 2020.

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

In the opinion of management, all adjustments considered necessary for a fair presentation have been included in the accompanying condensed financial statements.  Operating results for the three and nine months ended September 30, 2020, are not necessarily indicative of the results that may be expected for the year ending December

31, 2020.  For further information, refer to the audited consolidated financial statements and notes for the year ended December 31, 2019 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 26, 2020.

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

As of December 31, 2019, we had approximately $3.9 million in net deferred tax assets (DTAs). These DTAs include approximately $4.4 million related to net operating loss carryforwards that can be used to offset taxable income in future periods and reduce our income taxes payable in those future periods.  At this time, we consider it more likely than not that we will have sufficient taxable income in the future that will allow us to realize these DTAs. However, it is possible that economic conditions may decrease the likelihood that we will have sufficient taxable income in the future. Therefore, unless we are able to generate sufficient taxable income from our operations, a substantial valuation allowance to reduce our U.S. DTAs may be required, which would materially increase our expenses in the period the allowance is recognized and materially adversely affect our results of operations and statement of financial condition.

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

In September 2018, the FASB issued ASU No. 2018-07, Stock-based Compensation: Improvements to Nonemployee Share-based Payment Accounting, which amends the existing accounting standards for share-based payments to nonemployees. This ASU aligns much of the guidance on measuring and classifying nonemployee awards with that of awards to employees. Under the new guidance, the measurement of nonemployee equity awards is fixed on the grant date. This ASU becomes effective for the year ending December 31, 2020 (and interim periods in 2021) and early adoption is permitted but no earlier than an entity’s adoption date of Topic 606. Entities will apply the ASU by recognizing a cumulative-effect adjustment to retained earnings as of the beginning of the annual period of adoption. We are currently evaluating the impact that ASU 2018-07 will have on our condensed consolidated financial statements though the adoption is not expected to have a significant financial impact.

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

In July 2017, the FASB issued Accounting Standards Update No. 2017-11, Accounting for financial instruments with down rounds features (“ASU 2017-11”), which addressed (I) accounting for certain financial instruments with down round features, and (II) replacement of the indefinite deferral for mandatorily redeemable financial instruments of certain nonpublic entities and certain mandatorily redeemable non-controlling interests with a scope exception. The main provisions of Part I of ASU 2017-11 is to change the classification analysis of certain equity-linked financial instruments and embedded features with down round features. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. The amendments also clarify existing disclosure requirements for equity-classified instruments. As a result, a freestanding equity-linked financial instrument or embedded conversion option no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down round feature. For freestanding equity classified financial instruments, the amendments require entities that present earnings per share (EPS) to recognize the effect of the down round feature when it is triggered. That effect is treated as a dividend and as a reduction of income available to common shareholders in basic EPS. Under previous US GAAP, the existence of down round features often result in an accounting conclusion that the evaluated feature or instrument is not indexed to the entity’s own stock, which results in classification as a derivative liability. ASU 2017-11 was adopted early by the Company on April 1, 2020, with adjustments (if any) reflected as of the beginning of the fiscal year. The Company’s April 2020 convertible note payable described in Note 7 possesses down round features.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), an amendment to the guidance on income taxes, which is intended to simplify the accounting for income taxes. The amendment eliminates certain exceptions related to the methodology for calculating income taxes on an interim period, the approach for intraperiod tax allocation, and the recognition of deferred tax liabilities for outside basis differences. The amendment also clarifies existing guidance related to the recognition of franchise tax, the evaluation of a step up in the tax basis of goodwill, and the effects of enacted changes in tax laws or rates in the effective tax rate computation, among other clarifications. The effective date of the standard is annual periods beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022, with early adoption permitted. The Company elected to early adopt ASU 2019-12 prospectively as of July 1, 2020, which did not have a material impact on the Consolidated Financial Statements, except for the elimination of the rule that limited the interim tax benefit to the tax benefit expected for the year. The adoption resulted in the Company recording an additional interim tax benefit of $446,099 for the three months ended September 30, 2020.  The adoption will not impact the Company’s annual income tax benefit or expense for the year ending December 31, 2020 or the amount of net deferred income tax assets as of December 31, 2020. The Company made the election to early adopt because, consistent with the FASB, it believes that it will reduce the time and cost associated with income tax accounting and reporting, while not adversely altering the information provided to stakeholders on an interim basis.

NOTE 3 – ACCOUNTS RECEIVABLE

Accounts receivable, net consists of the following:

	September 30,	December 31,
	2020	2019
Accounts receivable	$9,769,730	$11,655,725
Unbilled receivables	106	25,432
	9,769,836	11,681,157
Less: allowance for doubtful accounts	(25,665)	(14,000)
	$9,744,171	$11,667,157

Unbilled receivables include amounts associated with percentage of completion and milestone billing accounting, which includes cost and gross profit earned in excess of billing, not currently billable due to contractual provisions.  Provision for bad debt expense related to accounts receivable was $12,361 and $2,150 for the three month periods ended September 30, 2020 and 2019, respectively, and $10,950 and $495 for the nine months ended September 30, 2020 and 2019, respectively.

NOTE 4 – INVENTORIES

Inventories, net consist of the following:

	September 30,	December 31,
	2020	2019
Raw materials	$5,532,507	$2,478,882
Sub-assemblies	197,524	1,857,004
Work-in-process	556,889	493,276
Finished goods	4,434,945	3,087,529
	10,721,865	7,916,691
Less: reserves for obsolete and slow-moving inventories	(722,185)	(547,335)
	$9,999,680	$7,369,356

NOTE 5 – LONG-LIVED INTANGILE ASSETS

Definite lived intangible assets related to acquisition are as follows, as of September 30, 2020:

	Expected Life	Remaining Months	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Customer lists and relationships	36 to 60 months	13 to 35 months	$2,084,515	$(1,461,054)	$623,461
Drawings and Technology	36 months	0 months	760,207	(760,207)	-
Trade name, Trademarks & other	24 to 36 months	13 months	447,274	(328,282)	118,992
Non-compete	36 months	13 months	246,797	(163,093)	83,704
			$3,538,793	$(2,712,636)	$826,157

Definite lived intangibles assets related to acquisitions are as follows, as of December 31, 2019:

	Expected Life	Remaining Months	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Customer lists and relationships	36 to 60 months	22 to 44 months	$2,084,515	$(1,109,681)	$974,834
Drawings and Technology	36 months	0 months	760,207	(760,207)	-
Trade name, Trademarks & other	24 to 36 months	8 to 22 months	447,274	(217,570)	229,704
Non-compete	36 months	22 months	246,797	(105,143)	141,654
			$3,538,793	$(2,192,601)	$1,346,192

As of September 30, 2020, amortization expense of the definite lived intangible assets for the years remaining is as follows:

2020	2021	2022	2023	Total
$163,900	$556,872	$63,231	$42,154	$826,157

Amortization expense recognized during the three months ended September 30, 2020 and 2019 was $197,984 and $190,970, respectively, and $520,035 and $809,540 for the nine months ended September 30, 2020 and 2019, respectively.

NOTE 6 – ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consist of the following:

	September 30,	December 31,
	2020	2019
Accrued compensation and related liabilities	$764,876	$1,621,177
Deferred revenue and customer deposits	1,406,683	1,260,126
Warranty reserve	438,685	424,011
Other accrued expenses	1,147,865	1,302,118
	$3,758,109	$4,607,432

NOTE 7 – DEBT

Bank Lines of Credit

Bressner Technology GmbH has two revolving lines of credit with a German institution totaling €1,600,000 (US$1,875,805).  Borrowing under the lines of credit bear interest at variable rates of Euribor plus a stated rate.  The current rate is 3.89%.  There were no outstanding line of credit balances as of September 30, 2020 and December 31, 2019.

Foreign Debt Obligations

Bressner Technology GmbH has three term loans outstanding as of September 30, 2020 with a total balance outstanding of €1,132,519 (US$1,327,740) as follows:

Bressner entered into a note payable in April 2019 in the amount of €500,000 (US$586,189) which bears interest at 2.25% and matures on March 31, 2021 with monthly payments of principal and interest of €22,232 (US$24,960). The balance outstanding as of September 30, 2020 and December 31, 2019 is €132,519 (US$155,362) and €263,556 (US$290,534), respectively.

Bressner entered into a note payable in June 2019 in the amount of €500,000 (US$586,189) which bears interest at 1.70.% and matures on June 25, 2020 with a balloon payment of principal and interest.  This loan was subsequently extended to June 18, 2021, with an interest rate of 1.87% The amount outstanding as of September 30, 2020 and December 31, 2019 is €500,000 (US$586,189) and €508,679 (US$571,095), respectively.

On April 9, 2020, Bressner converted €500,000 of its line of credit from UniCredit Bank to a one year term loan at 1.9% interest with a balloon payment of principal and interest due upon maturity.  The balance outstanding as of September 30, 2020 is €500,000 (US$586,189).

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

Notes Payable

In April 2019, the Company borrowed $350,000 from three individuals for a two year period at an interest rate of 9.5% which requires the Company to make monthly principal and interest payments of $16,100 per month.  These loans are secured by the assets of the Company.  In connection with these loans, the Company issued to the noteholders warrants to purchase shares of the Company’s common stock equal to 10% of the original principal at a price per share equal to $2.15 per share.  Accordingly, the Company issued to the noteholders warrants to purchase

16,276 shares of the Company’s common stock at an exercise price of $2.15 per share. The relative fair value of each warrant was $0.90.  The relative fair value of warrants was estimated using Black-Scholes with the following weighted-average assumptions: fair value of the Company’s common stock at issuance of $2.15 per share; five year contractual term; 44.60% volatility; 0.0% dividend rate; and a risk-free interest rate of 2.307%.  The total relative fair value of the warrants issued is $14,037.  The balance outstanding as of September 30, 2020 and December 31, 2019 is $109,262 and $241,054, respectively.

Notes Payable – Related Parties

In April 2019, the Company borrowed $1,150,000 from three individuals who serve on the Company’s board of directors for a two year period at an interest rate of 9.5% which requires the Company to make monthly principal and interest payments of $52,900 per month.  These loans are secured by the assets of the Company.  In connection with these loans, the Company issued to the noteholders warrants to purchase shares of the Company’s common stock equal to 10% of the original principal at a price per share equal to $2.15 per share.  Accordingly, the Company issued to the noteholders warrants to purchase 53,490 shares of the Company’s common stock at an exercise price of $2.15 per share. The relative fair value of each warrant was $0.90.  The relative fair value of warrants was estimated using Black-Scholes with the following weighted-average assumptions: fair value of the Company’s common stock at issuance of $2.15 per share; five year contractual term; 42.60% volatility; 0.0% dividend rate; and a risk-free interest rate of 2.3067%.  The relative fair value of warrants issued is $46,121. The balance outstanding as of September 30, 2020 and December 31, 2019 is $358,077 and $791,170, respectively.

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

For the three month periods ended September 30, 2020 and 2019, total debt discount amortization was $72,372 and $7,520, respectively, and such amounts are included in interest expense in the accompanying consolidated statements of operations.  For the nine month periods ended September 30, 2020 and 2019, total debt discount amortization was $139,221 and $13,786 respectively, and such amounts are included in interest expense in the accompanying consolidated statements of operations.

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

The PPP Loan, which took the form of a two-year promissory note (the “PPP Note”), matures on April 28, 2022 and bears interest at a rate of 1.0% per annum. Monthly principal and interest payments, less the amount of any potential forgiveness (discussed below), was initially to commence on October 28, 2020. The Company did not provide any collateral or guarantees for the PPP Loan, nor did the Company pay any facility charge to obtain the PPP Loan. The PPP Note provides for customary events of default, including, among others, those relating to failure to make payment, breaches of any term, obligation, covenant or condition contained in the PPP Note and payment of unauthorized expenses or use of proceeds contrary to CARES Act rules. The Company may prepay the principal of the PPP Loan at any time without incurring any prepayment charges.

Under the original rules, all or a portion of the PPP Loan may be forgiven by the SBA and lender upon application by the Company beginning 60 days but not later than 120 days after loan approval and upon documentation of expenditures in accordance with the SBA requirements. Under the CARES Act, loan forgiveness is available for the sum of documented payroll costs, covered rent payments, and covered utilities during the eight week period beginning on the date of loan approval. For purposes of the CARES Act, payroll costs exclude compensation of an individual employee in excess of $100,000, prorated annually. Not more than 25% of the forgiven amount may be for non-payroll costs. Forgiveness is reduced if full-time headcount declines, or if salaries and wages for employees with salaries of $100,000 or less annually are reduced by more than 25%. In the event the PPP Loan, or any portion thereof, is forgiven pursuant to the PPP, the amount forgiven is applied to outstanding principal.

However, the original rules governing loans granted under the PPP have been subsequently updated.  The time period to spend the received funds has been extended from the original eight weeks to twenty-four weeks.  Payroll is only required to be 60%, and the commencement date for the repayment has also been extended accordingly.  As of the filing date of this Quarterly Report on Form 10-Q, the Company has not submitted an application with the lender to forgive the PPP Loan, but intends to do so in accordance with SBA Procedural Notice, Control No. 5000-20057, effective October 2, 2020.

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

Commencing July 1, 2020, the Company made monthly amortization payments equal to 1/22nd of the initial principal, any accrued and unpaid interest and late charges and any deferred or accelerated amount, of such note, which may be satisfied in cash at a redemption price equal to 105% of such installment amount (110% of such installment amount on notes issued at additional closings).

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

The original issue discount of 10% on the Senior Secured Convertible Note was recorded as a debt discount, decreasing the note payable.  This debt discount is amortized to interest expense using the effective interest rate method over the term of the loan.  For the three and nine month periods ended September 30, 2020, total debt discount amortization was $61,518 and $110,659 respectively, and such amount is included in interest expense in the accompanying consolidated statements of operations.

Debt issuance costs in the amount of $316,274 related to this indebtedness were deducted from the face value of the note.  Such costs are amortized to interest expense using the effective interest rate method over the term of the loan.  Total debt issuance costs amortized during the three and nine month period ended September 30, 2020 was $64,855 and $116,662 respectively, and such amount is included in interest expense in the accompanying consolidated statements of operations.

A summary of outstanding debt obligations as of September 30, 2020 is as follows:

Loan Description	Current interest rate	Maturity date	Balance (Euro)	Balance ($)	Current Portion	Long-term Portion
Domestic:
Notes payable - third party	9.50%	April-21	-	$105,460	$105,460	$-
Related party notes payable	9.50%	April-21	-	345,586	345,586	-
Convertible senior secured note	OID	April-22	-	2,201,956	1,299,117	902,839
PPP loan	1.00%	April-22	-	1,499,360	-	1,499,360
			-	$4,152,362	$1,750,163	$2,402,199
Foreign:
Uni Credit Bank AG	1.87%	June-21	€500,000	$586,189	$586,189	$-
Uni Credit Bank AG	2.25%	March-21	132,519	155,362	155,362	-
Uni Credit Bank AG	1.90%	April-21	500,000	586,189	586,189	-
			€1,132,519	$1,327,740	$1,327,740	$-
				$5,480,102	$3,077,903	$2,402,199

Outstanding debt obligations as of September 30, 2020 consist of the following:

Period Ending September 30,	Related Parties	Third Parties	Convertible Note	PPP Loan	Foreign	Total
Current portion:
Principal	$358,077	$109,262	$1,636,364	$-	$1,327,740	$3,431,442
Less discount	(12,491)	(3,802)	(164,171)	-	-	(180,464)
Less loan origination costs	-	-	(173,076)	-	-	(173,076)
Net liability	345,586	105,460	1,299,117	-	1,327,740	3,077,903

Long-term portion:
Principal	-	-	954,545	1,499,360	-	2,453,905
Less discount	-	-	(25,171)	-	-	(25,171)
Less loan origination costs	-	-	(26,536)	-	-	(26,536)
Net liability	-	-	902,839	1,499,360	-	2,402,199

Total:
Principal	358,077	109,262	2,590,909	1,499,360	1,327,740	5,885,348
Less discount	(12,491)	(3,802)	(189,341)	-	-	(205,634)
Less loan origination costs	-	-	(199,612)	-	-	(199,612)
Net liability	$345,586	$105,460	$2,201,956	$1,499,360	$1,327,740	$5,480,102

Total future principal payments under notes payable and related-party notes payable as of September 30, 2020 are as follows:

Period Ending September 30,	Related Parties	Third Parties	Convertible Note	PPP Loan	Foreign	Total	Discount / Loan Originaion Costs
2021	$358,077	$109,262	$1,636,364	$-	$1,327,740	$3,431,442	$(353,540)
2022	-	-	954,545	1,499,360	-	2,453,905	(51,707)
Total minimum payments	358,077	109,262	2,590,909	1,499,360	1,327,740	5,885,348	(405,246)
Current portion of notes payable	(358,077)	(109,262)	(1,636,364)	-	(1,327,740)	(3,431,442)	353,540
Notes payable, net of current portion	$-	$-	$954,545	$1,499,360	$-	$2,453,905	$(51,707)

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

A summary of stock option activity under each of the Company’s stock option plans during the nine months period ended September 30, 2020:

	Stock Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2020	1,686,444	$1.30	4.22	$1,535,987
Granted	432,125	$2.71
Forfeited / Cancelled	(38,197)	$2.51
Exercised	(744,951)	$0.87
Outstanding at September 30, 2020	1,335,421	$1.81	6.66	$616,432
Exercisable at September 30, 2020	845,649	$1.53	5.01	$616,323
Vested and expected to vest at September 30, 2020	1,320,728	$1.81	6.63	$616,429

The following table presents details of the assumptions used to calculate the weighted-average grant date fair value of common stock options granted by the Company:

	For the Nine Months Ended September 30,
	2020	2019
Expected term (in years)	5.04	4.65 - 5.87
Expected volatility	43.5 - 47.80%	43.7 - 44.4%
Risk-free interest rate	0.33%	2.49 - 2.55%
Weighted average grant date fair value per share	$0.83	$1.07
Grant date fair value of options vested	$545,388	$574,524
Intrinsic value of options exercised	$917,625	$551,134

As of September 30, 2020, the amount of unearned stock-based compensation estimated to be expensed from 2020 through 2025 related to unvested common stock options is $370,072, net of estimated forfeitures. The weighted-average period over which the unearned stock-based compensation is expected to be recognized is 2.38 years.

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

The Company’s restricted stock unit activity for the nine months ended September 30, 2020 is as follows:

	Restricted Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at January 1, 2020	216,670	$3.02
Granted	554,251	$2.51
Vested	(148,751)	$3.15
Cancelled	(38,333)	$2.41
Unvested at September 30, 2020	583,837	$2.54

As of September 30, 2020, there was $1,048,715 of unrecognized compensation cost related to unvested restricted stock units which is expected to be recognized over a weighted average period of 2.42 years.

Stock-based compensation expense for the three and nine month periods ended September 30, 2020 and 2019 was comprised of the following:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Stock-based compensation classified as:	2020	2019	2020	2019
General and administrative	$171,636	$120,188	$373,667	$357,679
Production	15,118	18,140	50,856	52,131
Marketing and selling	15,696	15,011	50,062	44,472
Research and development	7,830	11,518	28,834	35,858
	$210,280	$164,857	$503,419	$490,140

Warrants

The following table summarizes the Company’s warrant activity during the nine months ended September 30, 2020:

	Number of Warrants	Weighted Average Exercise Price
Warrants outstanding – January 1, 2020	630,947	$4.16
Warrants granted	-	$-
Warrants exercised	(78,948)	$0.76
Warrants outstanding – September 30, 2020	551,999	$4.65

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Legal

On September 29, 2020, the Company’s former Chief Executive Officer Stephen D. Cooper commenced an action entitled Stephen D. Cooper v. One Stop Systems, Inc. et al, in San Diego County Superior Court, Case No. 37-2020-00034492-CU-BC-CTL alleging claims for (1) breach of written contract and (2) violation of California Labor Code Sections 201 and 203 and seeking unspecified compensatory damages and statutory penalties.  The Company’s responsive pleading is due on or before December 9, 2020, and the Company intends to vigorously defend the allegations.

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

For the three month periods ended September 30, 2020 and 2019, rent expense was $162,262 and $154,029, respectively.   For the nine month periods ended September 30, 2020 and 2019, rent expense was $528,418 and $493,045, respectively.

Purchase Commitments

In the normal course of business the Company enters into purchase commitments for inventory components to be delivered based upon pre-established delivery schedules over a period that may exceed one year.

Customer Concentration

During the three and nine month periods ended September 30, 2020 the Company had two customers and in 2019, one customer that had approximately 23.3%, and 35.2% and 14.7%, and 35%, respectively of net sales that represent customers which are each greater than 10% of our consolidated annual revenue.  As of September 30, 2020, the Company had three customers and as of December 31, 2019, two customers that had approximately 67% and 90%, respectively of net trade accounts receivables that represent customer balances which are each greater than 10% of our consolidated trade accounts receivable balance.

As a result of the recent worldwide economic impact attributable to COVID-19, disguise, the Company’s largest customer, has been experiencing a slowdown in its business as the entertainment and media markets have been required to scale back or cancel large group gatherings and as a result the Company has implemented a modified payment plan for this customer for the collection of outstanding accounts receivables which are being paid as scheduled.

During the three and nine month periods ended September 30, 2020 and 2019, approximately 31%, and 32% and 24%, and 11%, respectively, of net purchases represent vendors/suppliers which are each greater than 10% of our consolidated purchases.

NOTE 10 – RELATED PARTY TRANSACTIONS

In April 2019, certain members of the Company’s Board of Directors executed definitive agreements to commit funds of up to $4,000,000 as a credit facility. The Company initially borrowed $1,150,000 from members of the Board of Directors and $350,000 from other shareholders for a two year period at an interest rate of 9.5% which requires the Company to make monthly principal and interest payment of $69,000 per month. In connection with these loans, the Company issued to these note holders warrants to purchase shares of the Company’s common stock equal to 10% of the original principal at a price per share equal to $2.15 per share.  Accordingly, the Company issued to these note holders warrants to purchase 69,766 share of the Company’s common stock.  The relative fair value of the warrants issued was $60,158. Interest expense on all related-party notes payable for the three months ended September 30, 2020 and 2019 totaled $17,156 and $0, respectively. The remaining unfunded commitments expired as of April 1, 2020, and the Company has not received any additional funding commitments from members of the Board of Directors as of the date of filing of the Quarterly Report on Form 10-Q.

NOTE 11 – NET LOSS PER SHARE

Basic and diluted net loss per share was calculated as follows for the three and nine month periods ended September 30, 2020 and 2019:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Basic and diluted net income (loss) per share attributable to common stockholders:
Numerator:
Net income (loss) attributable to common stockholders	$857,790	$544,901	$(250,404)	$(1,994,461)
Denominator:
Weighted average common shares outstanding - basic	16,585,773	15,777,158	16,469,457	14,825,351
Effect of dilutive securities	432,841	613,048	-	-
Weighted average common shares outstanding - diluted	17,018,614	16,390,206	16,469,457	14,825,351
Net income (loss) per common share attributable to common stockholders:
Basic	$0.05	$0.03	$(0.02)	$(0.13)
Diluted	$0.05	$0.03	$(0.02)	$(0.13)

NOTE 12 – REVENUE, SEGMENT AND GEOGRAPHIC INFORMATION

The Company operates in two reportable segments: the design and manufacture of high-performance customized computers and flash arrays, which is inclusive of in-flight entertainment & connectivity, and value-added reseller with minimal customization. The Company evaluates financial performance on a company-wide basis.  As of June 1, 2020, CDI’s operations became fully integrated and combined with the operation of OSS’ core business operations located in Escondido, California.  It is the Company’s intention to dissolve CDI as a standalone entity upon resolution of certain outstanding items.

Segment detail for the three and nine month periods ended September 30, 2020 and 2019 is as follows:

	For The Three Month Ended September 30, 2020			For The Three Month Ended September 30, 2019
	OSS	Bressner	Total	OSS	Bressner	Total
Revenues	$8,976,539	$3,999,519	$12,976,058	$9,735,630	$5,203,334	$14,938,964
Cost of revenues	(4,976,063)	(3,098,382)	(8,074,445)	(5,937,592)	(3,971,453)	(9,909,045)
Gross profit	4,000,476	901,137	4,901,613	3,798,038	1,231,881	5,029,919
Gross margin %	44.6%	22.5%	37.8%	39.0%	23.7%	33.7%
Total operating expenses	3,052,949	869,222	3,922,171	3,730,788	879,574	4,610,362
Income from operations	$947,527	$31,915	$979,442	$67,250	$352,307	$419,557

	For The Nine Month Ended September 30, 2020			For The Nine Month Ended September 30, 2019
	OSS	Bressner	Total	OSS	Bressner	Total
Revenues	$24,722,066	$13,238,957	$37,961,023	$26,167,536	$13,715,563	$39,883,099
Cost of revenues	(15,899,150)	(10,439,377)	(26,338,527)	(16,442,130)	(10,586,269)	(27,028,399)
Gross profit	8,822,916	2,799,580	11,622,496	9,725,406	3,129,294	12,854,700
Gross profit %	35.7%	21.1%	30.6%	37.2%	22.8%	32.2%
Total operating expenses	9,883,997	2,676,097	12,560,094	12,703,649	2,744,182	15,447,831
Income (loss) from operations	$(1,061,081)	$123,483	$(937,598)	$(2,978,243)	$385,112	$(2,593,131)

Revenue from customers with non-U.S. billing addresses represented approximately 35% and 60% and 44% and 63% respective of the Company’s revenue during the three and nine month periods ended September 30, 2020 and 2019, respectively.

As of September 30, 2020, substantially all the Company’s long-lived assets were located in the United States of America with the exception of assets of $219,627 located in Germany.

NOTE 13 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events after the consolidated balance sheet dated as of September 30, 2020 through the date of filing of this quarterly report.  Based upon the Company’s evaluation, management has determined that, other than as disclosed in the accompanying notes, no subsequent events have occurred that would require recognition in the accompanying consolidated financial statements or disclosure in the notes thereto.

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

Overview

OSS designs, manufactures and markets custom high speed computing systems for high performance computing (HPC) applications on the edge. These applications require ultra-fast processing power and the ability to quickly access and store ever-growing data sets.  Systems are built using the latest GPU (graphical processing unit) and solid-state flash (memory) technologies.  We are a niche provider of HPC custom servers, compute accelerators, and flash storage arrays.  We deliver this technology through sale of equipment and software to customers.

Concept Development Inc., (CDI) which was acquired on August 31, 2018, specializes in the design and manufacture of specialized high-performance in-flight entertainment systems for commercial aircraft.  CDI’s capabilities include electrical, mechanical and software design as well as extensive experience in test and certifications required for airborne systems. As of July 1, 2020, CDI has been fully integrated into the core operations of OSS.

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

On June 24, 2020, David Raun became the President and CEO of the Company.

On July 1, 2020, three new members were added to the board of directors and as a result the Company now has a total of seven directors; six who are independent members, and one who is not independent.  The board consists of four male members and three female members consistent with directives for a public company in California.

Our Business Model

OSS designs, manufactures and sells specialized high performance computing (HPC) systems to customers world-wide in edge computing.  We differentiate ourselves from other suppliers of HPC solutions by utilizing our expertise in custom systems design and PCIe expansion to build systems with a greater quantity of PCIe add-in slots,

GPU-based compute cards and/or flash cards. Our systems offer industry leading capabilities that occupy less physical space and power consumption, and are ruggedized for harsh environments.

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

Results of Operations

The following tables set forth our results of operations for the three and nine month periods ended September 30, 2020 and 2019 respectively, presented in dollars and as a percentage of revenue.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue	$12,976,058	$14,938,964	$37,961,023	$39,883,099
Cost of revenue	8,074,445	9,909,045	26,338,527	27,028,399
Gross profit	4,901,613	5,029,919	11,622,496	12,854,700
Operating expenses:
General and administrative	1,817,499	2,190,003	6,208,922	6,468,021
Impairment of goodwill	-	-	-	1,697,394
Marketing and selling	1,103,384	1,383,965	3,137,833	3,758,901
Research and development	1,001,288	1,036,394	3,213,339	3,523,515
Total operating expenses	3,922,171	4,610,362	12,560,094	15,447,831
Income (loss) from operations	979,442	419,557	(937,598)	(2,593,131)
Other income (expense), net:
Interest income	143,931	10,149	267,911	23,424
Interest expense	(174,205)	(52,182)	(393,175)	(111,463)
Other income (expense), net	(33,625)	116,326	(38,598)	91,819
Total other income (expense), net	(63,899)	74,293	(163,862)	3,780
Income (loss) before income taxes	915,543	493,850	(1,101,460)	(2,589,351)
Provision (benefit) for income taxes	57,753	(51,051)	(851,056)	(594,890)
Net income (loss) attributable to common stockholders	$857,790	$544,901	$(250,404)	$(1,994,461)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	62.2%	66.3%	69.4%	67.8%
Gross profit	37.8%	33.7%	30.6%	32.2%
Operating expenses:
General and administrative	14.0%	14.7%	16.4%	16.2%
Impairment of goodwill	0.0%	0.0%	0.0%	4.3%
Marketing and selling	8.5%	9.3%	8.3%	9.4%
Research and development	7.7%	6.9%	8.5%	8.8%
Total operating expenses	30.2%	30.9%	33.1%	38.7%
Income (loss) from operations
Other income (expense), net:	0.0%	0.0%	0.0%	0.0%
Interest income	1.1%	0.1%	0.7%	0.1%
Interest expense	-1.3%	-0.3%	-1.0%	-0.3%
Other income (expense), net	-0.3%	0.8%	-0.1%	0.2%
Total other income (expense), net	-0.5%	0.5%	-0.4%	0.0%
Income (loss) before income taxes	7.1%	3.3%	-2.9%	-6.5%
Provision (benefit) for income taxes	0.4%	-0.3%	-2.2%	-1.5%
Net income (loss) attributable to common stockholders	6.6%	3.6%	-0.7%	-5.0%

Comparison of the three and nine months ended September 30, 2020 and 2019

Revenue, cost of revenue and gross profit:

	For the Three Months Ended September 30, 2020				For the Three Months Ended September 30, 2019
Entity:	Revenue	Cost of Revenue	Gross Profit	Gross Margin %	Revenue	Cost of Revenue	Gross Profit	Gross Margin %
OSS	$8,976,539	$(4,976,063)	$4,000,476	44.6%	$9,735,630	$(5,937,592)	$3,798,038	39.0%
Bressner Technology GmbH	3,999,519	(3,098,382)	901,137	22.5%	5,203,334	(3,971,453)	1,231,881	23.7%
	$12,976,058	$(8,074,445)	$4,901,613	37.8%	$14,938,964	$(9,909,045)	$5,029,919	33.7%

	For the Nine Months Ended September 30, 2020				For the Nine Months Ended September 30, 2019
Entity:	Revenue	Cost of Revenue	Gross Margin	Gross Margin %	Revenue	Cost of Revenue	Gross Margin	Gross Margin %
OSS	$24,722,066	$(15,899,150)	$8,822,916	35.7%	$26,167,536	$(16,442,130)	$9,725,406	37.2%
Bressner Technology GmbH	13,238,957	(10,439,377)	2,799,580	21.1%	13,715,563	(10,586,269)	3,129,294	22.8%
	$37,961,023	$(26,338,527)	$11,622,496	30.6%	$39,883,099	$(27,028,399)	$12,854,700	32.2%

Revenue

For the three month period ended September 30, 2020, total revenue decreased $1,962,906 or 13.1%, as compared to the same period in 2019. OSS had a reduction of $759,091 or 5.1 percentage points that was primarily driven by reduced revenue from OSS’ core media and entertainment business.  Bressner experienced a reduction of $1,203,815 or 8.0 percentage points of the decrease for the quarter as compared to the prior year, with the decrease attributable to select contracts coming to maturity in the prior year which were not continued in the current year.

For the nine month period ended September 30, 2020, total revenue decreased $1,922,076 or 4.8%, as compared to the same period in 2019. During the nine months ended September 30, 2020, OSS had experienced a reduction in revenue of $1,445,470 or a decrease of 3.6 percentage points which is attributable to a decline in sales to its two largest customers that was largely due to the impact of the COVID-19 pandemic.  The impact of these declines has been partially offset by new business opportunities associated with the Company’s AI on the fly products.  Bressner had a reduction of $476,606 or a decrease of 1.2 percentage points of the total increase in revenue attributable to select contracts which came to maturity that were not continued in the current year.

Cost of revenue and gross margin

Cost of revenue decreased $1,834,600 or 18.5%, for the three month period ended September 30, 2020 as compared to the same period in 2019. OSS’ core business experienced a reduction of $961,529 or 9.7 percentage points of the decrease as a result of the reduction in media and entertainment sales.  Bressner’s cost of revenue decreased $873,071 or 8.8 percentage points of the total decrease in cost of revenue The decrease in cost of revenue was primarily driven by reduced sales for the period.

Cost of revenue decreased by $689,872 or a reduction of 2.5%, for the nine month period ended September 30, 2020 as compared to the same period in 2019. OSS experienced a reduction in the cost of revenue of 542,980 or 2.0 percentage points which was primarily driven by a reduction in revenue for the period and a change in product mix.  Bressner experienced a cost of revenue reduction of $1,083,839 or a reduction of 4.0 percentage points of the decrease. This decrease was primarily driven by reduced sales for the period.

The overall gross margin percentage improved from 33.7% for the three month period ended September 30, 2019 to 37.8% for the three month period ended September 30, 2020, an improvement of 4.1 percentage points.  The gross margin for the core OSS business for the three month period ended September 30, 2020 was 44.6%, which is an improvement of 5.6 percentage points in comparison to the prior year period of 39%, where such improvement is attributable to the increased sale of data storage units to military end-users and decreased sales of lower margin products into the media and entertainment market.  Bressner contributed gross margin at a rate of 22.5% as compared to 23.7% in the same year ago period attributable to product mix and sales volume.

The overall gross margin percentage decreased from 32.2% for the nine month period ended September 30, 2019 to 30.6% for the nine month period ended September 30, 2020, a decrease of 1.6 percentage points.  The gross margin for the core OSS business for the nine month period ended September 30, 2020 was 35.7, which was 1.8 percentage points less in comparison to the prior year period of 37.2%.  The majority of the decline is attributable to the reduction of sales of data storage units (DSU) to military end users in the as compared to the prior year.  Military grade DSUs tend to command higher margins as compared to other products.  Bressner contributed gross margin at a rate of 21.1% as compared to 22.8% in the same year ago period attributable.

Operating expenses

General and administrative expense

General and administrative expense decreased $372,504 or 17%, for the three month period ended September 30, 2020 as compared to same period in 2019.  The decrease is primarily driven by cost savings attributable to a cost reduction initiative that took effect in April 2020, in which the workforce was reduced and cost containment efforts were implemented.  Overall general and administrative expenses decreased as a percentage of revenue to 14% during the three month periods ended September 30, 2020 as compared to 14.7% during the same period in 2019.

General and administrative expense decreased $1,956,493 or 24%, for the nine month period ended September 30, 2020 as compared to same period in 2019.  The decrease is primarily driven by an impairment charge of $1,697,394 that was recognized in the prior year due to a write down in goodwill at CDI.  In addition, there were costs savings attributable to a cost reduction initiative that took effect in April 2020, in which the workforce was reduced and cost containment efforts were implemented.  A portion of these cost savings were more than offset by accruals for severance benefits attributable to the termination of our former president and chief executive officer.  Overall general and administrative expenses decreased as a percentage of revenue to 16.4% during the nine month periods ended September 30, 2020 as compared to 22.5% during the same period in 2019.

Marketing and selling expense

Marketing and selling expense decreased $280,581 or 20.3% during the three month periods ended September 30, 2020 as compared to the same period in 2019.  The decreases in marketing and selling expenses is primarily attributable to a cost reduction initiative that took effect in April 2020, in which the workforce was reduced and cost containment efforts were implemented. Additionally, as a result of COVID-19 there has been a reduction in travel and tradeshows.  Marketing and selling expense decreased as a percentage of revenue to 8.5% during the three month period ended September 30, 2020 as compared to 9.3% during the same period in 2019.

Marketing and selling expense decreased $621,068 or 16.5% during the nine month periods ended September 30, 2020 as compared to the same period in 2019.  The decreases in marketing and selling expenses is primarily attributable to a cost reduction initiative that took effect in April 2020, in which the workforce was reduced and cost containment efforts were implemented. Additionally, as a result of COVID-19 there has been a reduction in travel and tradeshows.  Marketing and selling expense decreased as a percentage of revenue to 8.3% during the nine month period ended September 30, 2020 as compared to 9.4% during the same period in 2019.

Research and development expense

Research and development expense decreased by $35,106 or 3.4% during the three month period ended September 30, 2020 as compared to same period in 2019.  The decrease is primarily attributable to a cost reduction initiative that took effect in April 2020, in which the workforce was reduced and cost containment efforts were implemented.  Overall, total research and development expense increased as a percentage of revenue to 7.7% during the three month period ended September 30, 2020 as compared to 6.9% during the same period in 2019 primarily because of the calculation based upon a smaller revenue number.

Research and development expense decreased by $310,176 or 8.8% during the nine month period ended September 30, 2020 as compared to same period in 2019.  The majority of the decrease is primarily attributable to a cost reduction initiative that took effect in April 2020, in which the workforce was reduced and cost containment efforts were implemented.  Overall, total research and development expense decreased as a percentage of revenue to 8.5% during the nine month period ended September 30, 2020 as compared to 8.8% during the same period in 2019.

Interest income

Interest income increased $133,782 for the three month period ended September 30, 2020 as compared to same period in 2019.  The increase is attributable to increased finance charges on outstanding accounts receivable balances from our largest customer in the media and entertainment industry.

Interest income increased $244,487 for the nine month period ended September 30, 2020 as compared to same period in 2019.  The increase is attributable to increased finance charges on outstanding accounts receivable balances from our largest customer in the media and entertainment industry.

Interest expense

Interest expense increased $122,023 for the three month period ended September 30, 2020 as compared to same period in 2019.  On April 24, 2020, the Company borrowed $3,000,000 through a senior secured convertible debt offering issued with a 10% original issue discount.  The interest and the professional fees incurred on securing the debt are being amortized on an effective interest rate basis to interest expense.

Interest expense increased $281,712 for the nine month period ended September 30, 2020 as compared to same period in 2019.  On April 24, 2020, the Company borrowed $3,000,000 through a senior secured convertible debt offering issued with a 10% original issue discount.  The interest and the professional fees incurred on securing the debt are being amortized on an effective interest rate basis to interest expense.

Other income (expense), net

Other income (expense), for the three month period ended September 30, 2020 resulted in a net decrease in other income and expense of $149,951 as compared to the same period in 2019, attributable to foreign currency transaction gains and losses.

Other income (expense), for the nine month period ended September 30, 2020 resulted in a net decrease in other income and expense of $130,417 and compared to the same period in 2019, attributable to foreign currency transaction gains and losses.

Provision for income taxes / Income tax benefits

We have recorded an income tax provision (benefit) of $57,753 and $(51,051), respectively, for the three month periods ended September 30, 2020 and 2019, and $(851,056) and $(594,890), respectively, for the nine month periods ended September 30, 2020 and 2019.  The three month and nine month periods ended September 30, 2020 include recording an additional interim tax benefit of $446,099 from the early adoption of ASU 2019-12.

The projected effective tax rate for the nine months ended September 30, 2020 differs from the statutory rate mainly due to permanent non-deductible goodwill amortization for Bressner Technology GmbH, income from the Global Intangible Low-Taxed Income inclusion, deductions related to expenses of OSS stock options, as well as projecting federal, foreign and state tax liabilities for the year.

In determining the periodic income tax expense, GAAP requires the Company to forecast its annual effective income tax rate (“AETR”) for the years December 31, 2020 and 2019.  Based on management’s projections, the Company expects income tax benefits related to research and development credits and equity compensation benefits to exceed our pretax earnings in 2020 and 2019.

Liquidity and capital resources

Given our recent operating losses, the Company’s primary sources of liquidity have been provided by (i) the Company’s February 2018 initial public offering (net proceeds were approximately $16,100,000), (ii) March 2019 notes payable from members of the Board of Directors and others of $1,500,000, (iii) the June 2019 sale of 1,546,732 shares of the Company’s common stock for net cash proceeds of $2,488,148, (iv) the April 24, 2020 sale of $3,000,000 of Senior Secured Convertible Promissory Notes issued at a 10% original issue discount and (v) receipt of approximately $1,500,000 on April 28, 2020 of government loan proceeds under the Payroll Protection Program.

As of September 30, 2020, the Company’s cash and cash equivalents were $5,519,829 and working capital totaled $15,467,546.  Cash and cash equivalents held by Bressner totaled $1,224,020 (USD) at September 30, 2020, and Bressner’s debt covenants do not permit the use of those funds by its parent company. During the nine months ended September 30, 2020, the Company experienced an operating loss of $937,546 with cash used in operating activities of $1,385,390. Our largest customer who is engaged in the media and entertainment industry is having significant financial hardships attributable to the COVID-19 pandemic and as a result has reduced its orders from us and has been slow in paying its outstanding accounts receivables. The Company has formulated a plan whereby extended payment terms have been made available, and our customer is presently honoring those terms.

The Company’s revenue growth during the year has slowed due to the effects of COVID-19.   However, resulting from a reduction in force and strict cost containment, the Company has been able to mitigate the effects, to some degree, of the reduced revenue.

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

The Company is complying with state mandated requirements for safety in the workplace to ensure the health, safety and welling-being of our employees.  These measures included personal protective equipment, social distancing, cleanliness of the facilities and daily monitoring of the health of employees in our facilities.  We have not developed a specific and comprehensive contingency plan designed to address the challenges and risks presented by the COVID-19 pandemic and, even if and when we do develop such a plan, there can be no assurance that such plan will be effective in mitigating the potential adverse effects on our business, financial condition and results of operations.

Management’s plans with respect to the above is to continue its efforts towards responding to the changing economic landscape attributable to COVID-19, to restructure the Company with the primary objectives of reducing costs, conserving cash, strengthening margins, and improving company-wide execution.  Specific actions already implemented by management include a reduction in force, a freeze on hiring, reduced work week, minimizing overtime, travel and entertainment, and contractor costs.  On April 7, 2020, the Company implemented a cost reduction plan which included the termination of certain employees and elimination of certain costs.  Estimated savings from this effort are expected to be $1.5 to $2.0 million for the year ending 2020.

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

The following table summarizes our cash flows for the nine month periods ended September 30, 2020 and 2019:

	For the Nine Months Ended September 30,
Cash flows:	2020	2019
Net cash (used in) provided by operating activities	$(1,385,390)	$388,347
Net cash used in investing activities	$(662,843)	$(2,060,712)
Net cash provided by financing activities	$2,325,509	$3,659,731

Operating Activities

During the nine month period ended September 30, 2020, the Company used $1,385,390 in cash from operating activities, a net change decrease of $1,773,737 in cash when compared to the cash provided by operating activities of $388,347 during the same period in 2019. The increase in cash used in operating activities was primarily a result of three components:  an improvement in the year to date net loss of $1,744,057 as compared to the prior period, offset by a reduction in the amount of non-cash expenses for the period $1,856,487 and a net increase in the use of working capital of $1,661,307 as compared to the prior period which combined contributed to the increase in the use of cash.

In comparison to the prior year, non-cash adjustments which are added back to the net loss generated during the period decreased to $1,388,423 for the nine month period ended September 30, 2020 as compared to $3,244,910 for the same period in 2019, a decrease of $1,856,487.  This decrease in non-cash adjustments consists of increases of $797,296 comprised of gain on disposal of property and equipment, depreciation, inventory reserves and debt discount and stock compensation expense.  These increases were offset by $2,653,783 in decreases in non-cash adjustments attributable to deferred benefit for income taxes, unrealized gain of foreign currency transactions, provision for bad debt, impairment of goodwill, warranty reserves, amortization of deferred gain, and amortization of intangibles.

Cash used by changes in working capital accounts as compared to the prior year increased overall by $1,661,307.  During the nine month period ended September 30, 2020 cash used for working capital requirements was $2,523,409 as compared to cash used by working capital of $862,102 in the same year ago period.

Our ability to generate cash from operations in future periods will depend in large part on our profitability, the rate and timing of collections of our accounts receivable, our inventory turns and our ability to manage other areas of working capital including accounts payable.

Investing Activities

During the nine month period ended September 30, 2020, the Company used cash of $662,843 in investing activities as compared to $2,060,712 used during the same period in 2019, a decrease of $1,397,869.  In the prior reporting period, the Company was expanding and remodeling its facility for increased capacity.  Such costs were not incurred in the current period.  Additionally, in the prior year, the Company was implementing phase I of its ERP system which included a team of external resources for which the costs were capitalized.  Though phase II is currently in process, the implementation team is significantly smaller and as a result we are not incurring comparable costs.  We do not anticipate any other significant purchases of equipment beyond that which is anticipated for use in the normal course of our core business activity.

Financing Activities

During the nine month period ended September 30, 2020, the Company generated net, $2,325,509 in financing activities as compared to the cash generated of $3,659,731 during the same period in 2019.  During the nine month period ended September 30, 2020, in addition to payments on term loans and outstanding lines of credit, the Company received proceeds of $124,467 through the exercise of stock options which was offset by a payment for taxes of $684,446 that were paid on behalf of those that exercised options and RSU’s on a net cashless basis.  Additionally, during April of 2020, the Company closed on a $3,000,000, 10% original issue discount, senior secured convertible debt offering which resulted in net proceeds after the payment of discount and professional fees of $2,383,726.

On April 28, 2020, the Company received a two year Paycheck Protection Plan loan in the amount of $1,499,360. Management believes that most of the loan, if not all, will likely be forgiven.  As of the filing date of this Quarterly Report on Form 10-Q, the Company has not submitted an application with the lender to forgive the PPP Loan, but intends to do so in accordance with SBA Procedural Notice, Control No. 5000-20057, effective October 2, 2020.

During the nine month period ended September 30, 2019, the Company raised $1,500,000 from individuals and related parties through the issuance of notes payable that bear interest at an annual rate of 9.5% and are repaid through 24 months monthly installments.  Bressner increased borrowing under its lines of credit for the purchase of inventories and also borrowed funds through term loans at interest rates of 2.125% - 2.150% that are repaid through monthly installments of up to 24 months.  The Company received proceeds of $29,149 for the exercise of warrants and stock options.

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

Stockholder transactions

In April 2019, certain members of the Company’s Board of Directors executed definitive agreements to commit funds of up to $4,000,000 as a credit facility. The Company initially borrowed $1,150,000 from members of the Board of Directors and $350,000 from other shareholders for a two year period at an interest rate of 9.5% which requires the Company to make monthly principal and interest payment of $69,000 per month. In connection with these loans, the Company issued the note holders warrants to purchase shares of the Company’s common stock equal to 10% of the original principal at a price per share equal to $2.15 per share.  Accordingly, the Company issued to the note holders warrants to purchase 69,766 shares of the Company’s common stock.  The relative fair value of the warrants issued was $60,158.  The remaining unfunded loan commitments expired as of April 1, 2020, and the Company has not received any additional funding commitments from members of the Board of Directors as of the date of filing of this Quarterly Report on Form 10-Q.

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

Our accounting policies and estimates that are most critical to the presentation of our results of operations and financial condition, and which require the greatest use of judgments and estimates by management, are designated as our critical accounting policies. See further discussion of our critical accounting policies under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for our year ended December 31, 2019. We periodically re-evaluate and adjust our critical accounting policies as circumstances change. There were no significant changes to our critical accounting policies during the nine months ended September 30, 2020.

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

Concentration of credit risk

Financial instruments that potentially expose us to concentrations of credit risk consist principally of cash, cash equivalents and accounts receivable. We place our cash and cash equivalents with financial institutions with high credit quality. At September 30, 2020 and December 31, 2019, we had $5,519,829 and $5,185,321, respectively, of cash and cash equivalents on deposit or invested with our financial and lending institutions. We provide credit to our customers in the normal course of business. We perform ongoing credit evaluations of our customers’ financial condition and limit the amount of credit extended when deemed necessary.

Customer Concentration

The Company’s largest customer is in the media and entertainment industry which has been adversely affected by the COVID-19 pandemic as a result of the guidelines limiting non-essential public gatherings.  As a result, sales to this customer have slowed and the collection cycle of accounts receivable has protracted and been limited by their available cash flow.  The Company has implemented a modified payment plan for this customer for the collection of outstanding accounts receivables which are being paid as scheduled.

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Net income (loss) attributable to common stockholders	$857,790	$544,901	$(250,404)	$(1,994,461)
Depreciation and amortization	410,552	352,905	1,208,762	1,239,887
Amortization of deferred gain	-	(12,359)	(53,838)	(45,316)
Impairment of goodwill	-	-	-	1,697,394
Stock-based compensation expense	210,280	164,857	503,419	490,140
Interest income	(143,931)	(10,149)	(267,911)	(23,424)
Interest expense	174,205	52,182	393,175	111,463
Provision (benefit) for income taxes	57,753	(51,051)	(851,056)	(594,890)
Adjusted EBITDA	$1,566,649	$1,041,286	$682,147	$880,793

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

The following table sets-forth Non-GAAP net income attributable to common stockholders and basic and diluted earnings per share:

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2020	2019	2020	2019
Net income (loss) attributable to common stockholders	$857,790	$544,901	$(250,404)	$(1,994,461)
Amortization of intangibles	170,985	190,970	520,035	809,540
Impairment of goodwill	-	-	-	1,697,394
Stock-based compensation expense	210,280	164,857	503,419	490,140
Non-GAAP net income attributable to common stockholders	$1,239,055	$900,728	$773,050	$1,002,613

Non-GAAP net income per share attributable to common stockholders:
Basic	$0.07	$0.06	$0.05	$0.07
Diluted	$0.07	$0.05	$0.05	$0.06
Weighted average common shares outstanding:
Basic	16,585,773	15,777,158	16,469,457	14,825,351
Diluted	17,018,614	16,390,206	16,902,298	15,438,400

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

	For the Nine Months Ended September 30,		Change
Cash flow:	2020	2019
Net cash (used in) provided by operating activities	$(1,385,390)	$388,347	$(1,773,737)
Capital expenditures	(664,385)	(2,061,762)	1,397,377
Free cash flow	$(2,049,775)	$(1,673,415)	$(376,360)

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2020, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

For a description of our material pending legal proceeding, please see Note 9, Commitments and Contingencies, to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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
•

the pace and extent to which our customers and other businesses are able to operate and/or reduce their number of employees and other compensated individual; the willingness of current and prospective clients to invest in our products and services;

•	the satisfaction of customers with product and service remote delivery and support

If we are not able to respond to and manage the impact of such events effectively, our business will be harmed.

At present, it is clear the global economy has been negatively impacted by COVID-19, and demand for some of our products and services has been reduced due to uncertainty and the economic impact of COVID-19. For example, customers in certain of the industries most impacted by COVID-19, have requested, and we expect will continue to request, relief to existing contracts or payment obligations, and the impact of those is uncertain. For example, some customers are delaying payments owed to the Company while they address immediate financial crises in their operations due to COVID-19. In particular, in the media and entertainment and commercial airlines industries, demand for the use of outdoor media equipment has been impacted due to restrictions on public gatherings and the airlines industry has been impacted by reduced travel. Until such restrictions improve, we expect that demand for certain of our clients’ products and services will be limited, and thus, may impact our financial results and operations.

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

Company Name

Date: November 12, 2020	By:	/s/ David Raun
David Raun
President and Chief Executive Officer (Principal Executive Officer)

Date: November 12, 2020	By:	/s/ John W. Morrison Jr.
John W. Morrison Jr.
Chief Financial Officer (Principal Financial and Accounting Officer)