Form 10-K
period 2020-12-31
ONE STOP SYSTEMS, INC.
filed 2021-03-25
CIK 1394056

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

(760) 745-9883

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of June 30, 2020, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $22,794,553, based on the closing price of the registrant’s common stock on The Nasdaq Capital Market of $1.97 per share.

As of March 15, 2021, the registrant had 18,409,318 shares of common stock (par value $0.0001) outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:  None

One Stop Systems, Inc.

FORM 10-K

For the Fiscal Year Ended December 31, 2020

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (“Annual Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact contained in this Annual Report, including statements regarding our future operating results, financial position and cash flows, our business strategy and plans and our objectives for future operations, are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. This Annual Report also contains estimates and other statistical data made by independent parties and by us relating to market size and growth and other data about our industry. This data involves a number of assumptions and limitations, and you are cautioned not to give undue weight to such estimates. In addition, projections, assumptions and estimates of our future performance and the future performance of the markets in which we operate are necessarily subject to a high degree of uncertainty and risk. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “would,” “could,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions.  The forward-looking statements in this Annual Report are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, operating results, business strategy, short-term and long-term business operations and objectives. These forward-looking statements speak only as of the date of this Annual Report and are subject to a number of risks, uncertainties and assumptions, including those described in Part I, Item 1A, “Risk Factors.” The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors and uncertainties may emerge from time to time, and it is not possible for management to predict all risk factors and uncertainties. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise.

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

On our internet website, http://www.onestopsystems.com, we post the following recent filings as soon as reasonably practicable after they are electronically filed with or furnished to the SEC: our annual reports on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act.  The information in or accessible through the SEC and our website are not incorporated into, and are not considered part of, this filing. Further, our references to the URLs for these websites are intended to be inactive textual references only.

PART I

ITEM 1. BUSINESS.

Overview

One Stop Systems (OSS) designs, manufactures, and markets specialized high-performance computing modules and systems targeting edge deployments.  These specialized computers and storage products incorporate state-of-the art components and allow our customers to offer high-end computing capabilities (often embbed within their equipment) to their target markets. Edge computing is when data is processed/analyzed on devices, that is, at the edge of the network, rather than in the cloud itself.  Factors such as increase in load on the cloud infrastructure globally and rises in artificial intelligence (AI) applications, are the major factors driving the growth of the edge computing market.  Our customer applications often require connection to a wide array of data sources and sensors, ultra-fast processing power and the ability to quickly access and store large and ever-growing data sets at their location not in the cloud. This equipment requires datacenter class performance optimized for deployment at the edge in challenging environments.  Unlike the controlled air-conditioned data center, many of these edge applications have unique requirements including special and compact form factors ruggedized for harsh conditions.  We are uniquely positioned as a specialized provider for the high-end of this marketplace providing custom servers, data acquisition platforms, compute accelerators, solid-state storage arrays, system IO expansion systems as well as edge optimized industrial and panel PCs, tablets and handheld compute devices. We deliver this high-end technology to our customers through the sale of equipment and embedded software.

The worldwide high-performance computing (HPC) market is expected to grow from $39 billion in 2019 to $50 billion by 2023, representing a compound annual growth rate (CAGR) of 7% while the overall edge computing market is forecasted to grow to $28.8 billion by 2025 with a compound annual growth rate of over 50% (Grandview research, “Edge Computing Market Size,” June 2019). We are establishing a leading position as a provider of specialized servers, compute accelerators and flash storage arrays to the high-end of this growing marketplace targeting edge deployments.  OSS estimates the high-performance specialized segment at the intersection of HPC and the edge computing market will be greater than $2 billion in 2023.  It is OSS’ objective to be the leading vendor and technology innovator in this targeted market segment.

Through our AI on the Fly ® initiative, we are delivering innovative specialized high-performance edge computing building blocks and platforms used by our customers to develop products for scientists, engineers, creators and other professionals.  These mission critical applications capture and store data and quickly, securely, and cost effectively transform it into actionable intelligence at the edge.

High-performance computing applications are moving beyond the traditional academic and scientific realms to broad application across the spectrum of vertical markets. These applications include computationally intense areas like artificial intelligence (AI), deep learning, media and entertainment, test and measurement, medical imaging, genomics, cyber security, automotive, aerospace and defense. We are well positioned to leverage these market trends and capitalize on our unique core competencies in high-speed system design, switch fabrics, and edge system optimization. We have a proven track record of delivering first-to-market advanced technologies and have continued to do so with next generation PCI Express (PCIe) based input/output expansion systems, compute acceleration systems and high-performance flash array storage systems. PCIe offers the highest performance and lowest latency which is critical for our target applications.  Edge optimizations include rugged chassis design with light-weight removable high-capacity canisters. These products fit solidly into the emerging markets for specialized high-performance computing at the edge.

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

A key element of our product strategy is technological leadership. We believe a first-to-market strategy is key to our ability to continue to win significant OEM opportunities. As a result, we continue to develop new state-of-the-art products providing first-to-market next-generation PCIe based building blocks and systems. Our ability to drive the leading edge of technology is enabled by our strong relationships with strategic component manufactures, including NVIDIA (for GPUs), Western Digital and Micron (for flash memory); Broadcom (for PCIe switch components), Mellanox (for networking) and Intel, AMD and Marvel (for CPUs). In many of these cases, OSS has access to product roadmaps and other technical information relating to future technology. Access to this information allows us to begin our design process well before the future components we are designing for even exist. This accelerates our time-to-market and allows us to produce and release state-of-the-art designs well ahead of our competitors.

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

We were originally organized as One Stop Systems, LLC, a California limited liability company in 1998 before converting into One Stop Systems, Inc., a California corporation in 1999. On July 6, 2016, we entered into a Merger Agreement and Plan of Reorganization with Mission Technology Group, Inc. (“Magma”) whereby Magma merged with and into OSS with OSS continuing as the surviving corporation. We reincorporated as a Delaware corporation on December 14, 2017 and began trading as a public company on the Nasdaq Capital Markets on February 1, 2018. On August 31, 2018, we acquired Concept Development Inc., a provider of specialty in-flight entertainment, networking and other aerospace technology located in Irvine, California.  On October 31, 2018, we acquired Bressner Technology GmbH located near Munich, Germany.  Bressner is a valued-added reseller of high technology hardware which expanded the company’s high-performance computing product lines to include industrial and panel PCs, tablets and handheld compute devices while also opening up new markets in Europe.  Our principal executive offices are located at 2235 Enterprise Street, Suite 110, Escondido, California 92029 and our telephone number is (760) 745-9883. Our website address is www.onestopsystems.com. Information contained in, or accessible through, our website is for reference purposes only.

Industry Background and Market Opportunity

High performance computing refers to computing solutions capable of ingesting and processing large amounts of data, and storing and retrieving that data at speeds 10-100 times faster than a typical corporate computer. Increasingly, commercial companies, financial entities, governmental agencies, including the Department of Defense, and academic institutions are turning to high-performance computing solutions to analyze vast amounts of data to obtain meaningful and actionable insights. Three technologies are fundamental: GPU compute accelerators, flash memory based storage, and high speed data acquisition I/O.  These technologies enable systems to ingest, process and store data at significantly higher rates than traditional systems. By harnessing large quantities of these components, companies can receive necessary data analyses much more quickly, turning raw data to actionable intelligence. Industry experts typically divide the high-performance computing market into the following categories:

•	Servers – This market represents all high-end servers, which is composed of supercomputers, divisional servers, departmental servers, and workgroup servers.
•	Storage – This includes both traditional hard disc drive and flash-based storage devices.
•	Middleware – A broad category of software encompassing programming environments, schedulers, and other tools outside the operating system.
•	Applications – Specific software applications for high performance computing.
•	Services – All services associated with high performance computing.

Intersect360 Research categorizes and projects sales in the total high-performance computing market, as follows:

High Performance Computing Market by Product Category — Total Market Forecast by Economic Sectors ($B)

	2021	2022	2023	CAGR
Servers	$16.2	$17.2	$18.2	5.73%
Storage	7.0	7.2	8.0	8.87%
Services	3.0	3.4	3.4	4.26%
Software	10.0	10.4	10.6	4.09%
Networks	3.0	3.6	3.8	5.90%
Cloud	1.8	2.6	3.2	21.14%
Other	3.2	2.8	3.0	2.33%
Total	$44.2	$47.2	$50.2	6.29%

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

Traditionally, companies have used hard disk drives for their primary storage.  Hard drive-based systems are being replaced by flash memory based systems which offer higher capacity, performance, reliability and ruggedness.  Flash-based storage systems also consume significantly less power.

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

Although data rates vary for all of these applications based on the sensors or array of sensors deployed, the fundamental requirements for the ingest subsystem is that it supports high speed data rates, does not allow loss of data, and does not impose flow control on the sensor data stream. For many AI on the Fly applications, local data rates can be extremely high, requiring specialized PCIe data capture hardware. As part of the capture process, the data is often processed in real time to be formatted in a useable form prior to movement to the storage devices. Capture hardware can be in the form of PCIe FPGAs, video capture, frame grabbers, or smart NICs performing a range of functions including tagging, encoding, sorting, and analog to digital conversion, filtering, time stamping, and channel synchronization.

Key Components of Our Business

Product Development

Our systems are built using the latest GPU and flash storage technologies and draw upon years of expertise in designing and manufacturing semi-custom systems for OEMs. We have a history of being first-to-market with many solutions for emerging technologies. When PCIe was introduced in 2005, we were the first company to produce PCIe over cable adapters allowing system-to-system communication at same speed as internal I/O expansion. Similarly, in 2018, we introduced the first PCIe Gen 4.0 cable adapters, and in 2019, introduced the first PCIe Gen 4.0 system building blocks and platforms. PCIe Gen 4.0’s ultra-high performance 16.0 GT/s (giga-transfers/second) and signal integrity challenges limits the number of players in this market and creates barriers of entry.  Today, we are one of the largest providers of PCIe adapters and expansion components used worldwide.

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

Worldwide Sales

We provide our products on a worldwide basis and are supported through a network of reseller and distribution partners. Sales in North America and Europe are predominately driven by our direct sales force, whereas Asian sales are driven through distributors.

In October 2018, OSS GmbH acquired 100% of the outstanding stock of Bressner Technology GmbH, (Bressner) located in Gröbenzell, Germany.  This acquisition provides a base for European operations for sales, marketing, engineering, manufacturing and support capabilities.

Recent Business Initiatives

In April 2019, certain members of the Company’s Board of Directors executed definitive agreements to commit funds of up to $4,000,000 as a credit facility. The Company initially borrowed $1,150,000 from members of the Board of Directors, and $350,000 from other shareholders for a two-year period at an interest rate of 9.5% which requires the Company to make monthly principal and interest payments of $69,000 per month. In connection with these loans, the Company issued the note holders warrants to purchase shares of the Company’s common stock equal to 10% of the original principal at a price per share equal to $2.15 per share.  Accordingly, the Company issued to the note holders warrants to purchase 69,766 share of the Company’s common stock.  The relative fair value of the warrants issued was $60,158.

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

In July 2019, the Company sold 1,554,832 shares of common stock for total gross proceeds of $2,700,714, which resulted in net proceeds to the Company of $2,488,148.

Coronavirus, COVID-19, continues to impact worldwide economic activity since it first surfaced around December 2019.  A public health pandemic, including COVID-19, poses the risk that we or our employees, contractors, customers, suppliers, and other partners may be prevented from conducting business activities for an indefinite period of time, including due to shutdowns that may be requested or mandated by governmental authorities.

On February 15, 2020, Steve Cooper was terminated as President and CEO of the Company, and was replaced by David Raun, who is now the current President and CEO of the Company.

On April 7, 2020, the Company implemented a cost reduction plan which included the termination of certain employees and elimination of certain costs.  Savings from this effort are estimated to be approximately $2.5 million on an annual basis.

On April 24, 2020, the Company completed a $6.0 million debt financing on a non-interest bearing convertible note with a 10% original issue discount.  The first tranche of $3.0 million was received on April 27, 2020, with an additional $3.0 million available seven months from the date of closing at the option of the Company conditioned upon meeting certain requirements which have been satisfied.  The note is repayable in twenty-two installments beginning three months after closing in cash or shares of the Company’s common stock.

On March 1, 2021, the Company entered into a Securities Purchase Agreement with an accredited investor, pursuant to which the Company agreed to issue and sell, in a registered direct offering, 1,497,006 shares of the Company’s common stock, par value $0.0001 per share, to the purchaser at an offering price of $6.68 per share. The registered offering was conducted pursuant to the Company’s effective shelf registration statement on Form S-3 (Registration No. 333-231513), which was initially filed with the Securities and Exchange Commission on May 15, 2019, and was declared effective on June 19, 2019. The Company filed the final prospectus supplement for the registered offering on March 3, 2021. In connection with the Securities Purchase Agreement, the Company also entered into a Placement Agency Agreement, pursuant to which A.G.P./Alliance Global Partners agreed to serve as lead placement agent for the registered offering and The Benchmark Company, LLC agreed to serve as co-placement agent for such offering. As compensation for their services, the Company paid to the placement agents a fee equal to 7% of the gross proceeds received by the Company as a result of the registered offering, and reimbursed the placement agents for certain expenses incurred in connection with such offering. The Company estimates that the net proceeds from the registered offering will be approximately $9.25 million after deducting certain fees due to the placement agents’ and the Company’s estimated transaction expenses. The net proceeds received by the Company will be used for general corporate and working capital purposes.

What Sets OSS Apart

Several factors differentiate OSS from other suppliers of high-performance computing solutions:

•

Our expertise in PCIe expansion and building custom systems allows us to design reliable systems using this challenging high-performance technology with a greater quantity of GPUs and flash storage devices than other suppliers.

•

We design systems that both attach to existing servers through high-performance PCIe over cable leveraging our customer’s existing network as well as all-in-one systems with the server, GPU computing, and flash storage devices all included in a single package.

•	We design the software required to operate high-capacity, low-latency storage systems used by defense systems and commercial applications.
•	We ruggedize and harden systems to operate within mobile or harsh environments, including full mil-spec systems.

Our business model consists of developing specialized computing solutions that our customers utilize as a key component of the equipment that they sell to end users.  Our niche is to provide reliable purpose-built platforms with the latest high-performance computing technology focused on challenging edge deployments.

Business Strategy

We have traditionally followed a strategy of being first-to-market in leading edge technologies by designing and developing products that are delivered before our competitors. This market leadership strategy is accomplished through what we term a “Catch the Wave” approach to the market. We currently have products spanning the spectrum of high-performance computing including servers, flash storage, GPU acceleration, networking and PCIe data acquisition I/O expansion. Within these product areas the OSS “Catch the Wave” approach implies that we:

•	anticipate trends in these markets;
•	continuously deploy resources in engineering and sales to bring innovative products to market before our competitors;
•	work closely and leverage strategic vendor relationships to get early access to future products and technologies;
•	seek to procure early design wins; and
•	continually monitor the market for next generation technologies for which a new “Wave” may be forming.

Earnings Growth Strategy

OSS intends to continue its growth with a focus on growing earnings.  The earnings growth will be accomplished by:

Revenue growth driven by existing OEM and new design wins:

•	Participate in high-growth unique market segments
•	Demonstrate technology leadership in specific verticals
•	Target OEMs needing specialized solutions
•	Focus on repeat business
•	Maintain highly-skilled direct sales force
•	Expand worldwide sales and marketing

Higher Margins:

•	OSS-designed technical content
•	Increased proprietary content, software and “stickiness”
•	Focus on highest return programs/markets
•	Maximizing military and other high value applications
•	Leverage economies of scale
•	Lower material costs
•	Increased operational efficiencies through automation, discipline and process improvements

Manage Expenses:

•	Reduced spending and higher efficiency per employee
•	Utilize technology to increase efficiency
•	Leverage efficiencies of scale
•	Manage portfolio of products and business units, consolidate where efficient

Our Opportunity

The worldwide high-performance computing market is expected to grow from $39 billion in 2019 to $50 billion by 2023. (Grandview research, “Edge Computing Market Size” June 2019) Within this market, OSS is positioned in the highest performance and fastest growing portions of the specialized edge computing market including the customer server, GPU accelerators, storage (flash arrays) and PCIe data acquisition and expansion sectors.

Custom Built Servers

Within the server sector, OSS has secured a niche position of building purpose-built specialty servers, which the major server suppliers choose not to supply as they require custom tuning and special features that major OEMs cannot easily provide. Such flexibility is difficult to maintain for major suppliers because their systems are not designed to reflect specific customer specifications. OSS on the other hand has continued to find efficient ways to service this market.  For example, OSS designs and builds a custom server with custom connectors and 16 high-definition video media outputs that are used in the entertainment industry to provide multimedia at live performances.

GPU Compute Accelerators

GPU computing uses hardware components that are optimized to perform mathematical calculations in a rapid fashion. NVIDIA is the market leader in the design and manufacturing of these components.  OSS works closely with NVIDIA to design and build systems which use multiple GPUs to accelerate applications.

Markets and applications such as artificial intelligence, image rendering and processing, autonomous vehicles, deep learning, molecular modeling, genomics, advanced visualization, machine learning, and image processing, all benefit from the ability to use GPUs to accelerate the application. OSS builds specialized compute accelerators, using the latest GPU technology, to attach to traditional servers used in these emerging growth markets. We estimate these markets to be very large and growing.  Because our strategy has been to be first-to-market with the fastest and densest compute accelerator appliances, we anticipate our addressable market to be in the hundreds of millions of dollars.

We also have a strong position in the government market which, according to Intersect360, constitutes 25% of the market resulting in projected revenue of $13 billion by 2023. OSS products can form a basis for companies who wish to participate in the hyper-scale market, which includes deep learning and AI. This is a major technology trend that OSS is addressing. Intersect360 estimates the deep learning market was worth more than $8 billion in 2018 with projections to grow to over $28 billion by 2023, according to Kenneth Research dated August 2019.

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

The overall market for flash arrays is growing rapidly. According to Markets and Markets All-Flash Array Market – Global Forecast to 2023 published in February 2019, the flash storage market totaled $6 billion in 2018 and is expected to grow to reach $18 billion by 2023. According to Intersect360 about 80% of the total sales in 2018 were attributed to traditional large OEMs, like Dell EMC, NetApp, HPE, Hitachi, Lenovo, DDN and IBM. The remaining 20% is addressed by many smaller flash storage providers, including OSS. We believe that because our products are positively differentiated by speed, density, and management features for challenging edge applications, our offerings compete favorably in this market and provide a substantial growth opportunity.

Since we develop custom flash storage arrays, we work closely with both OEMs and end users to insure they receive the product they want in the specific configuration, size and weight required for their application. We believe this gives OSS an advantageous position in a market that is growing rapidly and allows us to favorably compete in the market.

PCIe Data Acquisition Expansion and Adaptors

PCIe is the high-speed standard for communications within a computer. This standard defines the signals and connectors (i.e. slots) that are used for computer add-in cards (such as Ethernet or graphics). Traditionally, communication between computers in the network is done via Ethernet.  Although Ethernet is great for large networks, this introduces delays and latency challenges.  To keep performance at the highest level, PCIe signaling can also be routed over a cable, allowing expansion input/output slots to be physically located in a separate chassis. This provides for the high performance and low latency which are essential in this market.

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

We began developing our first PCIe-over-cable adaptor in 2006, and were one of the early providers of PCIe adaptors. We recognized this as prime opportunity to utilize our core strengths, such as:

•	High-speed board design and layout
•	Signal integrity masters
•	Hardware tuning to improve signal integrity
•	Design optimization for low cost
•	Rapid design capability
•	Manufacturing and supply chain management

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

We have been a leader in PCIe expansion backplanes and chassis through generations 1, 2, 3, and 4. As PCIe evolves through generations 5 and 6, we are uniquely positioned to continue our leadership role in this market. We have introduced a full line of PCIe Gen 4.0 products and will once again take a leadership role with PCIe Gen 5.0 when the specification is complete which is anticipated in 2021. We currently offer what we believe to be the largest PCIe expansion product line breadth, with chassis and backplanes that offer expansion from one to 64 slots. Due to its greater data throughput and flexibility of design, we believe this is a growing market, and we intend to maintain our leadership role.

Our Technology

We design and manufacture high performance computing systems for use on the edge that increase compute performance while reducing cost and impact to the infrastructure. Our high-density compute accelerators connect directly to a server’s PCIe bus, delivering substantial compute performance. Our flash storage arrays support hundreds of terabytes of high-speed storage that can also be accessed by multiple servers.

Technology Drivers for OSS High-Performance Computing Business

OSS has developed expertise and core competencies in the three fundamental technology drivers of today’s high-performance edge computing market. Namely, high-speed serial interconnect technology, compute acceleration utilizing GPUs, and low latency flash storage. In combination, these technologies are changing the economics of computing, bringing high-performance computing within the grasp of a wide range of new industries and commercial applications on the edge. Simultaneously the emergence of massive data being generated in each of these industries is pushing the requirement for state-of-the-art technology. OSS is enabling this technology to be deployed at the edge by merging these fundamental technologies with our expertise in providing the system level customization for meeting requirements for ruggedization and SWAP constraints (space, weight and power).

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

Serial switches incorporated in system design allow many system elements to be connected together in a non-blocking interconnect fabric at PCIe Gen 4 speeds. This switch fabric capability allows systems to scale internally avoiding bottlenecks. The serial interconnect can be embedded directly in the computer printed circuit boards, across connectors board-to-board, or traverse across copper or optical cables for chassis-to-chassis connection. Due to the extremely high speeds, the design considerations around signal integrity are rigorous and with unforgiving tolerances. PCIe Gen 5 will begin deployment in 2021, doubling the interconnect speed once again.

Compute Acceleration with GPUs

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

While NVIDIA is focused on the deployment of their GPUs in the Data Center and for gaming, OSS is focused on taking this capability to the edge.   Many of these applications also scale performance based on the number of GPU components utilized. OSS has designed multi-GPU systems including up to 16 GPUs in a single system. Current state-of-the art GPUs provide over 7 teraflops of performance, with future products set to dramatically increase overall processing capabilities in the years to come.

GPUs also pose significant system design challenges due to their high-power requirements. High-end GPUs can require as much as 350 watts of power, which generates a tremendous amount of heat. Sophisticated power distribution and cooling designs are required, especially for large scale systems with multiple GPUs per chassis.

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

Today, flash memory modules with capacities up to 8 terabytes and PCIe Gen 4 interfaces are becoming available. OSS flash storage arrays with hundreds of terabytes of capacity are available, enabling the scaling of high-speed storage to meet the full range of high-performance edge application requirements.

Core Technical Capabilities

OSS has developed unique expertise and core competency across the fundamental technologies of today’s rapidly expanding specialized high-performance edge computing marketplace. These valuable assets are embedded in the leading-edge engineering capabilities of our engineers, the proprietary intellectual property residing in our vast library of designs, and our brand equity based on our reputation as a high-quality producer of state-of-the-art custom and standard solutions across a broad array of markets.

High Speed System Interconnect Design

Our electrical engineers are experts in high-speed digital signaling design. They have continually designed at the leading edge of the state-of-the-art signaling speeds, as semiconductor technology has driven up the clock rate of digital transmission. We have consistently been among a small handful of companies able to come to market first with the latest technology. In fact, we delivered the industry’s first PCIe over cable solutions for PCIe Gen 1, Gen 2, Gen 3, and Gen 4 and are currently on track to accomplish this again in Gen 5. The expertise required includes circuit design, PCB (printed circuit board) layout and routing optimizations all with a focus on achieving the highest levels of signal integrity. In our current systems, PCIe Gen 4 signals are propagated across multiple PCBs, connectors, and copper cabling while maintaining the ability to recognize digital signal transitions at 16 billion times per second.

In high-performance computing systems, especially on the edge, the trajectory of ever-increasing signaling speeds is continuing.   An ever-shrinking set of companies have the capability to design robust, highly-reliable systems at speeds that can tolerate the harsh conditions on the edge. We believe our core competency in large-scale, high-speed design and layout will allow us to remain on the forefront of this growing industry.

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

Expertise in power, cooling, and mechanical design are required to address the requirements of the high-performance computing customers especially while meeting the constrained time requirements of edge deployments. We have developed leadership design capability in high-power design and distribution within large rack enclosures as well as edge optimized configurations. High-end GPUs today require 350 watts or above, and in our high-end systems, up to 16 of these can reside in a single chassis. Thousands of kilowatts of redundant power are required. Power stability and huge thermal loads are some of the critical design issues that must be addressed.

We have expertise in power distribution, redundant power, and complex chassis cooling design, including materials selection, airflow simulation, fan technology and cable routing. We have also developed extensive intellectual property in regulatory compliance of complex high-performance computing system design across emission, shock, vibration, thermal, humidity and other environmental requirements that are required for highly reliable and highly available solutions. OSS engineers are experts in design for regulatory testing for FCC (Federal Communications Commission), CE (European

Conformity), UL (Underwriters Laboratories), and Mil-Spec (Military Standard) standards. Additionally, we have expertise in rapid prototyping, design for manufacturability, and design for serviceability.

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

Our Products

OSS has developed a complete line of products that have been customized for the benefit of our customers.

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

PCIe Expansion – PCIe is the standard for high-speed connectivity from a server to a PCIe device. It provides vastly faster throughput compared to USB or Ethernet in a simple, cost-effective connection. It requires no special software, which adds no overhead to the system, and improves latency of throughput. OSS provides cables, kits, backplanes, enclosures, switches, and adaptor cards for this market.

Industrial and Panel PCs – OSS provides small form factor high-performance compute platforms customizable to meet needs in industrial applications on the edge where space constraint is a fundamental consideration.

Tablets and Handhelds – OSS provides ruggedized mobile high-performance compute devices that meet the specialized requirement for devices deployed at the edge in a diverse set of environmental conditions.

Customers

OSS serves a global clientele consisting of multinational companies, governmental agencies, and leading technology providers. Some of our key customers are set forth below, including case studies illustrating how we provide custom solutions.

Raytheon – OSS worked closely with Raytheon to build a customized flash storage array, with flash drives installed in removable canisters. Raytheon has installed these storage arrays on a current military aircraft equipped with multiple sensors, encryption devices and data recorders. These devices are fully compliant with appropriate military specifications, including shock and vibration. Each canister has the capacity to save 100 terabytes of data and weighs only 6.5 pounds, a fraction of the weight of the previous spinning hard drive design. Data is captured onto the compact OSS flash array canisters, which can be easily removed at the end of the mission for analysis. Our expertise in designing and manufacturing high-density flash arrays in the lightest, most compact package allows military aircraft to realize faster turnarounds during critical missions. These systems are being incorporated into new aircraft and retrofitted into the existing fleet.  In addition to these storage arrays, OSS has also expanded into designing and manufacturing compute platforms for Raytheon, adding AI on the fly capabilities to aircrafts.

disguise– disguise is the leading provider of hardware and software that allows their customers to produce live events, television broadcasts, theater effects, and special effects for concert tours. In addition to its live event products, disguise is becoming a leader in the virtual world by leveraging the same technology and OSS’ products to create realistic 3D backdrops in studios around the world. OSS has worked with disguise to design purpose-built, custom servers that act as video controllers for special effects at these events. These edge servers work seamlessly with disguise software applications, providing up to 16 simultaneous video outputs that supports a rich array of special effects and extended reality experiences. Events like the Super Bowl halftime show, sporting events, feature films and numerous musical concerts rely upon disguise controllers, designed and produced by OSS to deliver a lasting impression on audiences.

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

Sales and Marketing

Our sales and marketing efforts are focused on promoting sales, producing expert content, and brand awareness.

Sales

Our sales efforts entail three main areas:

•

General Sales – OSS maintains a web site, web store and direct sales team that sell directly to end-users. This includes e-commerce sales via typical web store functionality, and direct calling of potential customers to provide unique solutions that fits their needs. The OSS direct sales team interfaces with new potential customers at live events and virtual industry tradeshows, directly interacts with potential customers, and presents solutions for their high-performance edge needs.

•

OEM Focused Sales – Our direct sales team is organized to best identify and develop the top potential commercial OEM and government program customers. These OEM and government programs form the largest and fastest growing parts of our business.

•

Our Commercial Sales Team focuses on OEM customers where we sell standard or design and build customer specified systems based on OSS technology expertise that are branded with the OEM’s name and label. These companies, many market leaders, then resell the products through their own sales channels. We actively seek this type of relationship, which is leveraged as a sales multiplier, allowing us to grow sales at a faster rate without adding as many dedicated sales resources.

•

Our Government Sales Team focuses on this large (~30%) and growing portion of the OSS business which provides systems to US Federal Department of Defense programs.  Our government sales team has the knowledge and expertise to identify major program opportunities and provide the extensive technical and business documentation to bring these programs from concept to successful completion.  The growing part of our business is a focus and provides higher contribution of profit margin.

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

Marketing

Our marketing department is responsible for defining our vision and product road map while also producing the highest return on our investments.  They primarily focus on positioning OSS as an expert and visionary in the field of high-performance computing in edge applications utilizing PCI Express. We generate expert content to support our market leading products while also building cost effective brand/product awareness in several ways. We use traditional and non-traditional marketing as well as partnerships and word of mouth to convey the uniqueness and compelling value of our products and services. The markets and applications we target include machine learning, deep learning, finance, medical equipment, in-flight entertainment, manufacturing automation, defense/government, oil and gas exploration, media and entertainment. Among the many channels utilized are:

•

Trade Shows – We participate in several live and virtual tradeshows and events during the year to generate new relationships and foster existing relationships with customers and partners. These engagements allow us to showcase our standard and custom product expertise to our target markets.  The target trade shows include AUSA (US Army), Sea-Air-Space (Navy/NASA), National Association of Broadcasters and IBC (media & entertainment), GPU Technology Conferences globally, DSEI (International Military), AI World and AI Summit, Supercomputing and International Supercomputing, Flash Memory Summit, Airline Passenger Expo and AIX (in-flight entertainment), Medica (medical) and Embedded World. OSS evaluates the ROI and costs of each show on an annual basis so participation may change from year to year.

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

Competition

OSS’ core business is to provide specialized high-performance edge computing building blocks and platforms to OEMs who incorporate these products in their complete solutions which they sell to end users in specific vertical markets.  Due to the nature of OSS’ business there are a number of categories of potential competitors of our products.

Customer in-house design resources

Many of OSS’ target OEM customers have in-house engineering design resources which could be used as an alternative to engaging with OSS.  Examples of current OSS customers who have significant in-house resources include National Instruments, Raytheon, and Lockheed Martin. This potential competition is mitigated by the technical specialization OSS has especially in high end and large scale PCI Express switch fabrics and PCI Express over cable capabilities.  OEMs can invest their in-house resources on value-add capabilities within their specific vertical market and outsource these horizontal technology capabilities to OSS.  OSS has also developed a trusted partner relationship with many of these OEMs and has established a market reputation for technical expertise and a responsive and cost-effective engagement model. We win when our customers realize that together we can produce better products faster and more cost-effectively than they can themselves. This has proven to be particularly evident when customers require state-of-the-art products that are constructed of parts available commercially. This has resulted in several design wins that demonstrate our flexibility and how we can work closely with large OEM and government customers. Interestingly, it appears that when these large companies cut back on their workforce or have more limited budgets, such events may actually help our position as we may become these companies’ only option to get their desired product or service deployed within a reasonable period of time.

Major Tier 1 & 2 Mainstream Computer and Storage Vendors

These vendors offer mainstream high-performance computing platforms including servers and storage systems that can address some applications at the edge in OSS target markets. They do not; however, offer ‘specialized’ platforms or customization capabilities that OSS specializes in to meet unique form factor or ruggedization or scale out requirements sought by OEM customers.  For the most part these vendors focus on the large air-conditioned data centers and compete on price/volume.  OSS’ strategy is specifically designed to avoid head-to-head competition with this class of vendors.  In some scenarios OSS can provide a complementary specialized component or building block which interface to one of these vendors mainstream products. Examples of companies in this space include HP, Dell/EMC, IBM, Pure Storage, and NetApp.

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

Specialized Horizontal HPC Vendors

There are a handful of fragmented competitors who offer specialized products in the same categories as OSS.  These companies are small and tend to focus in specific geographic area or with an established set of long-term customers.  They have limited bandwidth to take on many simultaneous projects and are rarely seen in direct competitive situations. Examples of companies in this space include Trenton and Cyclone.

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

Vertical HPC Vendors – Military/Aerospace

In certain vertical markets, there are competitors who focus primarily in that market. The military and aerospace markets are prime examples.  These vendors often provide complete solutions including both hardware and software and some specialization in terms of form factor and ruggedization.  In these markets, OSS provides unique capability in terms of scaling of PCI Express components over cable (copper and fiber) that can address unique requirements of specific military or government programs.  OSS has also established good relationships with prime contractors or agencies (Raytheon, Lockheed, Boeing, NASA, ONR, and others) which can be important influencers or decision makers on technology selection.  Competitors in this space include companies such as Mercury, Crystal, Curtiss Wright, and Systel.  In the past, we have been able to offer the latest technology normally only deployed in commercial applications well before our competitors by leveraging our “performance, without compromise” strategy.

Vertical Vendors – M&E/Visualization

Another vertical market with different competitors is the media and entertainment and visualization markets.  These companies focus on understanding and tuning their hardware systems to the specific application and data types of these markets.  This focus provides those benefits in terms of brand awareness in the vertical, but often they are limited in ability to meet specialized and customized requirements of OEMs in this space.  Examples of companies in this space include Boxx, Cubix and Sonnet.

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

While we are cognizant of the additive nature of small improvements, we believe a disciplined approach to improvement sometime leads to extraordinary, large, and positive advances in our products and services. This is extremely important to OSS, as our goal is to bring the most advanced leading-edge technologies to our customers before our competitors can. Our operations strategy supports our overall mission of being first-to-market with customized, leading-edge products that are best-in-market in terms of speed and overall performance.

Although we serve the high end of the edge computing space, we are constantly looking for ways to become more efficient and drive down costs while driving up margins.

Research and Development

Our ability to compete successfully in our industry is heavily dependent upon our ability to ensure a continual and timely flow of competitive products, services, and technologies to the marketplace. We continue to develop new products and technologies and to enhance existing products in order to drive further commercialization. We may also expand the range of our product offerings and intellectual property through licensing and/or acquisition of third-party business and technology.

Intellectual property research and development at OSS is centered on the exploitation of key technologies as they evolve in the marketplace. Our product roadmap reflects new technologies for CPUs, GPUs, flash storage, and advanced PCIe switches. We design first-to-market, custom implementations utilizing market leading component technologies. Accordingly, our focus lies not in the capital-intensive development of silicon implementations of technologies (i.e., chips, processors, GPUs, or storage devices), but rather leverages leading-edge technologies and building first-to-market products that fully exploit those technologies for solving customer problems.

The OSS research and development strategy can be summarized as follows: OSS drives design wins by utilizing key new technologies to develop products that are leading edge and first-to-market while solving challenging problems working closely with our customers.

Some examples of OSS developments:

•	GPU compute accelerators with the most GPUs per rack unit
•	Networking of GPUs
•	Broad range of solutions, due to specific customer design
•	Capability to expand existing servers from virtually any OEM
•	First-to-market products as new GPUs are introduced by NVIDIA, Intel, Western Digital and Broadcom
•	Complete customization per the needs of our OEM customers
•	Integration of multiple new technologies (servers, GPUs, flash drives, and PCIe) into optimized products for our OEM customers

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

Working Capital Items

Our inventory levels are currently adequate for our short-term needs based upon present levels of demand.  We consider the component parts of our different products to be generally available and current suppliers to be reliable and capable of satisfying anticipated needs.

Markets, Seasonality, and Major Customers

The Company’s products and services serve a global clientele consisting of multinational companies, governmental agencies, and leading technology providers. Based on recent market experience, it appears there may be some seasonality with deliveries decreasing in January and February each year, likely as a result of Asia’s holiday season and as a result of varied customer appropriation cycles; however, we believe these market factors will continue to evolve and the Company’s insight to these trends will improve with continued commercial success and time.

For the year ended December 31, 2020 and 2019, respectively, 24.1% and 41.0% of our total consolidated revenues were associated primarily with two customers. A loss or decline in business with these customers could have an adverse impact on our business, financial condition, and results of operations.

We typically provide our products under contract supply agreements or purchase orders. We provide our products, software, and services from our offices located in California, Utah, and Germany.

Distribution, Marketing, and Strategic Relationships

We have developed strategic relationships with well-established companies in key areas including distribution and manufacturing. We sell our products worldwide, with a primary focus on North America, Europe and Asia markets, through our direct product sales force, and partner networks.

Materials and Suppliers

Although most components essential to our business are generally available from multiple sources, we believe there are component suppliers and manufacturing vendors whose loss to us could have a material adverse effect upon our business and financial condition.

Historically, we have not experienced significant delays in the supply or availability of our key materials or components provided by our suppliers, nor have we experienced a significant price increase for materials or components.  We do not anticipate any such delays or significant price increases in our fiscal year 2021.

Human Capital Resources, Employees, and Personnel

We believe that our future success will depend, in part, on our ability to continue to attract, hire, and retain qualified personnel.  To achieve this objective the Company provides competitive compensation, benefits, stock participation and a success driven work environment.

As of December 31, 2020, we had approximately 99 employees, of which 97 are full-time and 2 are part-time employees.  Seventy-three of our employees are domestic and twenty-six are international. Our employees include highly skilled engineers, technicians, assemblers, and support staff. They are housed in multiple facilities, and are led by a management team that is supportive but expects a lot. We are proud of our low turnover of personnel where we keep the team challenged and encourage input and creative thinking by all.  The management team provides transparency to its employees through regular communication meetings designed to update employees on current metric driven results and future expectations. None of our employees are covered by a collective bargaining agreement or represented by a labor union. We consider our relationship with our employees to be strong.

Environmental Matters

No significant pollution or other types of hazardous emission result from the Company’s operations and it is not anticipated that our operations will be materially affected by federal, state or local provisions concerning environmental controls.  Our costs of complying with environmental, health and safety requirements have not been material.

Furthermore, we do not believe that compliance with existing or pending climate change legislation, regulation, or international treaties or accords are reasonably likely to have a material effect in the foreseeable future on our business or markets that we serve, nor on our results of operations, capital expenditures, earnings, competitive position, financial position, or any of our operations.  However, we will continue to monitor emerging developments in this area.

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

Company Website

We maintain a corporate Internet website at: http://www.onestopsystems.com

The contents of our website are not incorporated in or otherwise to be regarded as part of this Annual Report. We file reports with the SEC which are available on our website free of charge. These reports include annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, “Section 16” filings on Form 3, Form 4, and Form 5, and other related filings, each of which is provided on our website as soon as reasonably practical after we electronically file such materials with or furnish them to the SEC. In addition, the SEC maintains a website (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including the Company.

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

Risks Related to Our Business and Industry

Navigating the demand, supply and operational challenges associated with the ongoing coronavirus (COVID-19) pandemic unsuccessfully may affect our financial condition and results of operations.

COVID-19 has spread worldwide, resulting in shutdowns of manufacturing and commerce. COVID-19 has resulted in government authorities implementing numerous measures to try to contain it, such as travel bans and restrictions, quarantines, shelter-in-place orders and shutdowns. These measures have impacted, and may further impact, our workforce and operations, the operations of our customers and our partners, and those of our respective vendors and suppliers. Our critical business operations, including our headquarters, most of our finished goods inventory and many of our key suppliers, are located in regions which have been impacted by COVID-19. Our customers and suppliers worldwide have also been affected and may continue to be affected by COVID-19 related restrictions and closures.

The COVID-19 pandemic has increased economic and demand uncertainty. In the fourth quarter of fiscal year 2020, the Company experienced protracted timelines and shortages for delivery of product as well as delays in the ability to transact business due to remotely accessing customer representatives and their decision makers.

The manufacture of product components, the final assembly of our products and other critical operations are concentrated in certain geographic locations that have been impacted by COVID-19, and local governments continue to take measures to try to contain the pandemic. There is considerable uncertainty regarding the impact of such measures and potential future measures, including restrictions on manufacturing facilities, on our support operations or workforce, or on our customers, partners, vendors and suppliers. Such measures, as well as restrictions or disruptions of transportation, such as reduced availability or increased cost of air transport, port closures and increased border controls or closures, could limit our capacity to meet customer demand and have a material adverse effect on our financial condition and results of operations.

The spread of COVID-19 has caused us to modify our business practices as the Company complies with state mandated requirements for safety in the workplace to ensure the health, safety and welling-being of our employees. These measures include personal protective equipment, social distancing, cleanliness of the facilities and daily monitoring of the health of employees in our facilities, as well as modifying our policies on employee travel and the cancellation of physical participation in meetings, events and conferences. We may take further actions as required by government authorities or that we determine are in the best interests of our employees, customers, partners and suppliers. However, we have not developed a specific and comprehensive contingency plan designed to address the challenges and risks presented by the COVID-19 pandemic and, even if and when we do develop such a plan, there can be no assurance that such plan will be effective in mitigating the potential adverse effects on our business, financial condition and results of operations.

In addition, while the extent and duration of the COVID-19 pandemic on the global economy and our business in particular is difficult to assess or predict, the pandemic has resulted in, and may continue to result in, significant disruption of global financial markets, which may reduce our ability to access capital or our customers’ ability to pay us for past or future purchases, which could negatively affect our liquidity. A recession or financial market correction resulting from the lack of containment and spread of COVID-19 could impact overall technology spending, adversely affecting demand for our products, our business and the value of our common stock.

The ultimate impact of the COVID-19 pandemic or a similar health epidemic is highly uncertain and subject to change. The extent of the impact of the COVID-19 pandemic on our operational and financial performance, including our ability to execute our business strategies and initiatives in the expected time frame, will depend on future developments, including, but not limited to, the duration and continued spread of the pandemic, its severity, the actions to contain the disease or treat its impact, further related restrictions on travel, and the duration, timing and severity of the impact on customer spending, including any recession resulting from the pandemic, all of which are uncertain and cannot be predicted. An extended period of global supply chain and economic disruption as a result of the COVID-19 pandemic could have a material negative impact on our business, results of operations, access to sources of liquidity and financial condition, though the full extent and duration is uncertain.

The COVID-19 pandemic continues to impact our business and could materially adversely affect our financial condition and results of operations.

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
•

the pace and extent to which our customers and other businesses are able to operate and/or reduce their number of employees and other compensated individual; the willingness of current and prospective clients to invest in our products and services; and

•	the satisfaction of customers with product and service remote delivery and support

If we are not able to respond to and manage the impact of such events effectively, our business will be harmed.

At present, it is clear the global economy has been negatively impacted by COVID-19, and demand for some of our products and services has been reduced due to uncertainty and the economic impact of COVID-19. For example, during the year, a customer in certain of the industries most impacted by COVID-19, requested, and we expect will continue to request, relief to existing contracts or the timing of payment obligations. For example, some customers are delaying payments owed to the Company while they address immediate financial crises in their operations due to COVID-19. In particular, in the media and entertainment and commercial airlines industries, demand for the use of outdoor media equipment has been impacted due to restrictions on public gatherings and the airlines industry has been impacted by reduced travel. Until such restrictions improve, we expect that demand for certain of our clients’ products and services will be limited, and thus, may impact our financial results and operations.

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

Though management has been proactively managing through the current known impacts, if the situation further deteriorates or the outbreak results in further restriction on both supply and demand factors, our cash flows, financial position and operating results for 2021 and beyond will be negatively impacted. Neither the length of time nor the magnitude of the negative impacts can be presently determined.

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

Business disruptions could harm our business, lead to a decline in revenues and increase our costs.

Our worldwide operations could be disrupted by earthquakes, telecommunications failures, power or water shortages, outages at cloud service providers, tsunamis, floods, hurricanes, typhoons, fires, extreme weather conditions, cyber-attacks, terrorist attacks, medical epidemics or pandemics (including, but not limited to, COVID-19) and other natural or man-made disasters, catastrophic events or climate change. The occurrence of any of these disruptions could harm our business and result in significant losses, a decline in revenue and an increase in our costs and expenses. Any of these business disruptions could require substantial expenditures and recovery time in order to fully resume operations. Our corporate headquarters, and a portion of our research and development activities, are located in California, and other critical business operations, finished goods inventory, and some of our suppliers are located in Europe and Asia, near major earthquake faults known for seismic activity. The manufacture of product components, the final assembly of our products and other critical operations are concentrated in certain geographic locations, including California, Germany, and China. Geopolitical change or changes in government regulations and policies in the United States or abroad may result in changing regulatory requirements, trade policies, import duties and economic disruptions that could impact our operating strategies, product demand, access to global markets, hiring, and profitability. In particular, revisions to laws or regulations or their interpretation and enforcement could result in increased taxation, trade sanctions, the imposition of import duties or tariffs, restrictions and controls on imports or exports, or other retaliatory actions, which could have an adverse effect on our business plans. For example, regulations to implement the Export Control Reform Act of 2018 could have an adverse effect on our business plans. Catastrophic events can also have an impact on third-party vendors who provide us with critical infrastructure services for IT and research and development systems and personnel. In addition, geopolitical and domestic political developments, such as existing and potential trade wars, political or social unrest, elections and post-election developments, and other events beyond our control, can increase levels of political and economic unpredictability globally and increase the volatility of global financial markets. Political instability or adverse political developments in or around any of the major countries in which we do business would also likely harm our business, financial condition and results of operations. Our operations could be harmed if manufacturing, logistics or other operations in these locations are disrupted for any reason, including natural disasters, high heat events or water shortages, information technology system failures, military actions or economic, business, labor, environmental, public health, regulatory or political issues. The ultimate impact on us, our third-party vendors and other suppliers and our general infrastructure of being located near major earthquake faults and being consolidated in certain geographical areas is unknown. In the event a major earthquake or other disaster or catastrophic event affects us or the third-party systems on which we rely, our business could be harmed as a result of declines in revenue, increases in expenses, substantial expenditures and time spent to fully resume operations. All of these risks and conditions could materially adversely affect our future sales and operating results.

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

If we are unable to manage our growth and expand our operations successfully, our business and operating results will be harmed, and our reputation may be damaged.

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

In the years ended December 31, 2020 and December 31, 2019, approximately 24.1%, and 41.0% of net sales represent customers which are greater than 10% of our consolidated annual revenue.  This concentration is with two customers, disguise and Raytheon.

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

Some of our contracts allow our customers to have access to the design drawings for products which we have designed and manufactured for them.  In some cases, these drawings are included as a deliverable in conjunction with their non-recurring engineering fee, and in other cases, an additional fee is required to obtain the drawings package.  Since these customers have access to the drawings, there is no guarantee that they will continue to purchase the manufactured products from OSS.  This arrangement applies to our large media and entertainment customer, several of CDI’s customers, and other customers of OSS as well.  Neither our media and entertainment customer, nor our current CDI customers have had any of the OSS-designed products manufactured by anyone other than OSS, but they may have the capability to do so in the future.

We rely on a limited number of parts suppliers to support our manufacturing and design processes.

We rely on a limited number of suppliers to provide us with the necessary devices, parts and systems to allow us to build, design and manufacture our products, and the failure to manage our relationships with these parties successfully could adversely affect our ability to market and sell our products. In the years ended December 31, 2020 and December 31, 2019, suppliers for which purchases represent greater than 10% of our total parts purchases accounted for approximately 18.3%, and 11%, of materials purchased respectively.  This concentration is with one supplier, Concisys Inc.

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

Global pandemics or other disasters or public health concerns in regions of the world where we have operations or source material or sell products, such as outbreaks of novel coronavirus or H1N1 flu could result in the disruption of our business. Specifically, the ongoing COVID-19 pandemic has resulted in increased travel restrictions and extended shutdowns of certain businesses in the region. These or any governmental developments or health concerns in countries in which we operate could result in social, economic, or labor instability. Although we are monitoring the situation regularly, it is currently unknown whether the outbreak will continue to disrupt our product shipments or impact manufacturing in the region over a prolonged period. If such disruption were to extend over a prolonged period, it could have a material adverse impact on our business and our financial results. Any disruption resulting from similar events could also cause significant delays in shipments of our products until we are able to resume normalized operations and this could have a material negative impact on our results of operations and cash flows.

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

If our products contain significant defects, we could incur significant expenses to remediate such defects, our reputation could be damaged, and we could lose market share.

Our products are complex and may contain defects or security vulnerabilities, or experience failures or unsatisfactory performance due to any number of issues in design, fabrication, packaging, materials and/or use within a system. These risks may increase as our products are introduced into new devices, markets, technologies and applications, or as new versions are released. Some errors in our products or services may only be discovered after a product or service has been shipped or used by customers or the end users of such product. Undiscovered vulnerabilities in our products or services could expose our customers or end users to hackers or other unscrupulous third parties who develop and deploy viruses, worms and other malicious software programs that could attack our products or services. Failure of our products to perform to specifications, or other product defects, could lead to substantial damage to the products we sell directly to customers, the end product in which our device has been integrated by OEMs and to the user of such end product. Any such defect may cause us to incur significant warranty, support and repair or replacement costs, write off the value of related inventory, cause us to lose market share, and divert the attention of our personnel from our product development efforts to find and correct the issue. In addition, an error or defect in new products or releases or related software drivers after commencement of commercial shipments could result in failure to achieve market acceptance or loss of design wins, harm our relationships with customers and partners and harm consumers’ perceptions of our brand. Also, we may be required to reimburse our customers, partners or consumers, including costs to repair or replace products in the field. A product recall, including a recall due to a bug in our products, or a significant number of product returns could be expensive, damage our reputation, harm our ability to attract new customers, result in the shifting of business to our competitors and result in litigation against us, such as product liability suits. If a product liability claim is brought against us, the cost of defending the claim could be significant and would divert the efforts of our technical and management personnel, and harm our business. Further, our business liability insurance may be inadequate or future coverage may be unavailable on acceptable terms, which could adversely impact our financial results.

We offer an extended product warranty to cover defective products at no cost to the customer. An unexpected change in failure rates of our products could have a material adverse impact on our business.

We offer product warranties that generally extend for one or two years from date of sale that requires us to repair or replace defective products returned by the customer during the warranty period at no cost to the customer. Our product warranties are in addition to warranties we receive from our vendors. We record an estimate for anticipated warranty-related costs based on historical and estimated future product return rates and expected repair or replacement costs. While such costs have historically been within management’s expectations and the provisions established and we receive warranty coverage from our vendors, unexpected changes in failure rates could have a material adverse impact on our business requiring additional warranty reserves. These failures could adversely impact our operating results.

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

Risks Relating to Intellectual Property

If we are unable to protect our proprietary design and intellectual property rights, our competitive position could be harmed, or we could be required to incur significant expenses to enforce our rights.

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

Intellectual property or trade secret claims against us, and any resulting lawsuits, may result in us incurring significant expenses and could subject us to significant liability for damages and invalidate what we currently believe are our proprietary rights. Our involvement in any patent dispute or other intellectual property dispute or action to protect trade secrets and know-how could have a material adverse effect on our business. Adverse determinations in any litigation could subject us to significant liabilities to third parties, require us to seek licenses from third parties and prevent us from manufacturing and selling our products. Any of these situations could have a material adverse effect on our business. These claims, regardless of their merits or outcome, would likely be time consuming and expensive to resolve and could divert management’s time and attention.

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

Privacy concerns relating to our products and services could damage our reputation, deter current and potential users from using our products and services, result in liability, or result in legal or regulatory proceedings.

Our products and services may provide us with access to sensitive, confidential or personal data or information that is subject to privacy and security laws and regulations. Concerns about our practices with regard to the collection, use, retention, security or disclosure of personal information or other privacy-related matters, even if unfounded, could damage our reputation and adversely affect our operating results. The theft, loss, or misuse of personal data collected, used, stored, or transferred by us to run our business or by one of our partners could result in significantly increased security costs, damage to our reputation, regulatory proceedings, disruption of our business activities or increased costs related to defending legal claims.

Worldwide regulatory authorities are considering and have approved various legislative proposals concerning data protection, which continue to evolve and apply to our business. For example, the European Union adopted the General Data Protection Regulation, or GDPR, which requires companies to meet new requirements effective as of May 2018 regarding the handling of personal data, including its use, protection and the ability of persons whose data is stored to correct or delete such data about themselves. Failure to meet GDPR requirements could result in penalties of up to 4% of worldwide revenue. In addition, the interpretation and application of consumer and data protection laws in the United States, Europe and elsewhere are often uncertain and fluid, and may be interpreted and applied in a manner that is inconsistent with our data practices. If so, we may be ordered to change our data practices and/or be fined. Complying with these changing laws has caused, and could continue to cause, us to incur substantial costs, which could have an adverse effect on our business and results of operations. Further, failure to comply with existing or new rules may result in significant penalties or orders to stop the alleged noncompliant activity.

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

Our directors, executive officers and significant stockholders have substantial control over the Company and could delay or prevent a change in corporate control. Our directors, executive officers and holders of more than 5% of our common stock, together with their affiliates, beneficially own, in the aggregate, 36.0% of our outstanding common stock, based on the number of shares outstanding as of February 28, 2021. As a result, these stockholders, acting together, would have the ability to control the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, would have the ability to control the management and affairs of our company. Accordingly, this concentration of ownership might adversely affect the market price of our common stock by:

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

The market price of shares of our common stock could decline as a result of substantial sales of our common stock, particularly sales by our directors, executive officers and significant stockholders, a large number of shares of our common stock becoming available for sale or the perception in the market that holders of a large number of shares intend to sell their shares. As of February 28, 2021, we have 16,912,312 shares of our common stock outstanding.

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

Additional funding may not be available to us on acceptable terms, or at all. If we raise funds by issuing equity securities, dilution to our stockholders could result. Any equity securities issued also may provide for rights, preferences or privileges senior to those of holders of our common stock. The terms of debt securities issued or borrowings could impose significant restrictions on our operations. The incurrence of indebtedness or the issuance of certain equity securities could result in increased fixed payment obligations and could also result in restrictive covenants, such as limitations on our ability to incur additional debt or issue additional equity, limitations on our ability to acquire or license intellectual property rights, and other operating restrictions that could adversely affect our ability to conduct our business. In addition, the issuance of additional equity securities by us, or the possibility of such issuance, may cause the market price of our common stock to decline. If we raise additional funds through collaboration and licensing arrangements with third parties, it may be necessary to relinquish some rights to our technologies or our products, or to grant licenses on terms that are not favorable to us. If we are unable to raise adequate funds, we may have to liquidate some or all of our assets, or delay or reduce the scope of our development programs. We also may have to reduce marketing, customer support or other resources devoted to our products or cease operations. Any of these actions could harm our business, operating results and financial condition.

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

We could be an emerging growth company until the last day of the fiscal year following the fifth anniversary after our initial public offering (December 31, 2023), or until the earliest of (i) the last day of the fiscal year in which we have annual gross revenue of $1.07 billion or more; (ii) the date on which we have, during the previous three year period, issued more than $1.07 billion in non-convertible debt; or (iii) the date on which we are deemed to be a large accelerated filer under the federal securities laws. We will qualify as a large accelerated filer as of the first day of the first fiscal year after we have (i) more than $700 million in outstanding common equity held by our non-affiliates, and (ii) been public for at least 12 months. The value of our outstanding common equity will be measured each year on the last day of our second fiscal quarter.

We cannot predict if investors will find our common stock less attractive if we rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2. PROPERTIES.

Our corporate headquarters are in a leased space comprising approximately 29,342 square feet in Escondido, California under a lease that was modified in February 2019 and expires in August 2024.  We also lease a 3,208 square foot facility in Salt Lake City, Utah that houses our Ion software development team that is a month-to-month lease. CDI is the lessee of 12,880 square feet located in Irvine, California with the lease expiring in June 2021.  Bressner Technology leases space comprising 8,073 square feet on a month-to-month lease.

The Company believes its existing facilities and equipment are in good operating condition and are suitable for the conduct of its business.

ITEM 3. LEGAL PROCEEDINGS.

We are subject to litigation, claims, investigations, and audits arising from time to time in the ordinary course of our business.

On September 29, 2020, the Company’s former Chief Executive Officer, Stephen D. Cooper, commenced an action entitled Stephen D. Cooper v. One Stop Systems, Inc. et al, in San Diego County Superior Court, Case No. 37-2020-00034492-CU-BC-CTL.  Mr. Cooper alleges claims for (1) breach of written contract and (2) violation of California Labor Code Sections 201 and 203 in connection with the Company’s alleged failure to pay unpaid wages and an earned bonus following the Company’s termination of Mr. Cooper’s employment with the Company back in February 2020. Mr. Cooper seeks unspecified compensatory damages and statutory penalties.

The Company has denied Mr. Cooper’s allegations. On December 8, 2020, the Company filed a cross-complaint (“Cross Complaint”) against Mr. Cooper for (1) breach of contract (in connection with a binding commitment letter and Mr. Cooper’s employment agreement), (2) intentional misrepresentation, (3) negligent misrepresentation, and (4) breach of fiduciary duty. The Company is seeking compensatory damages, punitive damages, pre-judgment interest, attorneys’ fees, and the cost of suit incurred in connection with Mr. Cooper’s complaint and the Cross Complaint. The Company intends to vigorously defend all allegations.

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock, par value $0.0001, has been publicly traded on The Nasdaq Capital Market under the symbol “OSS”.  Below is our quarterly information with respect to the high and low sale prices for our common stock for such time periods.

	High	Low
First Quarter (through March 15, 2021)	$9.50	$3.61	*

* On March 15, 2021, the closing price was $8.40

	2020			2019
Year ended December 31, 2020 and 2019	High	Low		High	Low
First Quarter	$3.01	$0.59		$3.09	$1.78
Second Quarter	$2.63	$1.15		$2.75	$1.52
Third Quarter	$3.14	$1.80		$3.04	$1.32
Fourth Quarter	$5.33	$2.08		$3.25	$1.62

Holders

As of February 28, 2021, there were 16,912,312 shares of our common stock outstanding held by approximately 62 holders of record of our common stock.  This number was derived from our stockholder records and does not include beneficial holders of our common stock whose shares are held in “street name” with various dealers, clearing agencies, banks, brokers and other fiduciaries.

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

Our systems offer industry leading capabilities that occupy less physical space and power consumption.  We are a niche provider of HPC custom servers, compute accelerators, and flash storage arrays.  We deliver this technology to customers through sale of equipment and software to customers.  Concept Development Inc., (“CDI”) which was acquired on August 31, 2018, specializes in the design and manufacture of specialized high-performance in-flight entertainment systems for commercial aircraft.  CDI’s capabilities include electrical, mechanical and software design as well as extensive experience in test and certifications required for airborne systems.  Bressner Technology GmbH, (Bressner) which was acquired on October 31, 2018, provides standard and customized servers, panel PCs, and PCIe expansion systems. Bressner provides manufacturing, test, sales and marketing services for customers throughout Europe.

Recent Developments

CDI has been fully integrated into the core operations of OSS as of June 1, 2020.

In March 2020, the World Health Organization declared the outbreak of Coronavirus, or COVID-19, a global pandemic and the United States federal government declared it a national emergency. COVID-19 continues to impact worldwide economic activity. A public health pandemic, including COVID-19, poses the risk that we or our employees, contractors, customers, suppliers, and other partners may be prevented from conducting business activities for an indefinite period of time, including due to shutdowns that may be requested or mandated by governmental authorities.

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

Though management has been proactively managing through the current known impacts, if the situation further deteriorates or the outbreak results in further restriction on both supply and demand factors, our cash flows, financial position and operating results for 2021 and beyond will be negatively impacted. Neither the length of time nor the magnitude of the negative impacts can be presently determined.

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

On February 15, 2020, Steve Cooper was terminated as President and CEO of One Stop Systems, Inc., and was replaced by David Raun who is now the president and CEO of the Company.

On April 7, 2020, the Company implemented a cost reduction plan which included the termination of certain employees and elimination of certain costs.  Savings from this effort are estimated to be approximately $2.5 million on an annual basis.

On April 24, 2020, the Company completed a $6.0 million debt financing on a non-interest bearing convertible note with a 10% original issue discount.  The first tranche of $3.0 million was received on April 27, 2020, with an additional $3.0 million available seven months from the date of closing at the option of the Company conditioned upon meeting certain requirements which have been satisfied.  The note is repayable in twenty-two installments beginning three months after closing in cash or shares of the Company’s common stock.

On March 1, 2021, the Company entered into a Securities Purchase Agreement with an accredited investor, pursuant to which the Company agreed to issue and sell, in a registered direct offering, 1,497,006 shares of the Company’s common stock, par value $0.0001 per share, to the purchaser at an offering price of $6.68 per share. The registered offering was conducted pursuant to the Company’s effective shelf registration statement on Form S-3 (Registration No. 333-231513), which was initially filed with the Securities and Exchange Commission on May 15, 2019, and was declared effective on June 19, 2019. As compensation for their services, the Company paid to the placement agents a fee equal to 7% of the gross proceeds received by the Company as a result of the registered offering, and reimbursed the placement agents for certain expenses incurred in connection with such offering. The Company estimates that the net proceeds from the registered offering will be approximately $9.25 million after deducting certain fees due to the placement agents’ and the Company’s estimated transaction expenses. The net proceeds received by the Company will be used for general corporate and working capital purposes.

Components of Results of Operations

Revenue

The Company recognizes revenue under accounting standard ASC 606.  Revenue is primarily generated from the sale of computer hardware and engineering services and to some extent the sale of software, and sales of software maintenance and support contracts.   The Company’s performance obligations are satisfied over time as work is performed or at a point in time. The majority of the Company’s revenue is recognized at a point in time when products ship and control is transferred to the customer. The Company determines revenue recognition through the following steps: (1) identification of the contract with a customer; (2) identification of the performance obligations in the contract; (3) determination of the transaction price; (4) allocation of the transaction price to the performance obligations in the contract; and (5) recognition of revenue when, or as, a performance obligation is satisfied.

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

Marketing and Sales – Marketing and Sales expense consists primarily of employee compensation and related expenses, sales commissions, marketing programs, travel and entertainment expenses as well as allocated overhead. Marketing programs consist of advertising, tradeshows, events, corporate communications and brand-building activities. We expect marketing and sales expenses to increase in absolute dollars as we expand our sales force, increase marketing resources, and further develop sales channels.

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

Other Income (Expense), net

Other income consists of miscellaneous income and income received for activities outside of our core business.  Other expense includes expenses for activities outside of our core business.

Provision for Income Taxes

Provision for income taxes consists of estimated income taxes due to the United States and German governments as well as state tax authorities in jurisdictions in which we conduct business, along with the change in our deferred income tax assets and liabilities.

Results of Operations

The following tables set forth our results of operations for the years ended December 31, 2020 and 2019 respectively, presented in dollars and as a percentage of net revenue.

	For the Year Ended December 31,
	2020	2019
Revenue	$51,895,388	$58,308,019
Cost of revenue	35,460,774	38,905,756
Gross profit	16,434,614	19,402,263
Operating expenses:
General and administrative	8,418,358	8,501,572
Impairment of goodwill	-	1,697,394
Marketing and selling	4,120,778	5,138,762
Research and development	4,319,759	4,843,554
Total operating expenses	16,858,895	20,181,282
Loss from operations	(424,281)	(779,019)
Other (expense) income:
Interest income	418,379	151,113
Interest expense	(550,774)	(165,560)
Other (expense) income, net	(53,612)	130,381
Total other (expense) income, net	(186,007)	115,934
Loss before income taxes	(610,288)	(663,085)
(Benefit) provision for income taxes	(603,744)	237,252
Net loss	$(6,544)	$(900,337)

	For the Year Ended December 31,
	2020	2019
Revenue	100.0%	100.0%
Cost of revenue	68.3%	66.7%
Gross profit	31.7%	33.3%
Operating expenses:
General and administrative	16.2%	14.6%
Impairment of goodwill	0.0%	2.9%
Marketing and selling	7.9%	8.8%
Research and development	8.3%	8.3%
Total operating expenses	32.5%	34.6%
Loss from operations	-0.8%	-1.3%
Other (expense) income:
Interest income	0.8%	0.3%
Interest expense	-1.1%	-0.3%
Other (expense) income, net	-0.1%	0.2%
Total other (expense) income, net	-0.4%	0.2%
Loss before income taxes	-1.2%	-1.1%
(Benefit) provision for income taxes	-1.2%	0.4%
Net loss	0.0%	-1.5%

Comparison of the Years Ended December 31, 2020 and 2019

	For The Year Ended December 31, 2020				For The Year Ended December 31, 2019
Entity:	Revenue	Cost of Revenue	Gross Margin	Gross Margin %	Revenue	Cost of Revenue	Gross Margin	Gross Margin %
OSS	$33,650,019	$(21,081,787)	$12,568,232	37.3%	$40,055,408	$(24,762,812)	$15,292,596	38.2%
Bressner Technology GmbH	18,245,369	(14,378,987)	3,866,382	21.2%	18,252,611	(14,142,944)	4,109,667	22.5%
	$51,895,388	$(35,460,774)	$16,434,614	31.7%	$58,308,019	$(38,905,756)	$19,402,263	33.3%

Revenue

For the year ended December 31, 2020, total revenue decreased $6,412,631 or 11.0%, as compared to the same period in 2019.  OSS saw a decrease in revenue of $6,405,389 or 16.0 percentage points as compared to the prior year.  The majority of this decrease is attributable to a reduction in shipments of $10,978,121 to our two largest customers of which $8,057,289 is attributable to our media and entertainment customer which saw a significant reduction in business resulting from COVID -19 restrictions. Reductions in revenue were offset by new business of which $6,621,676 was from four customers for which the incremental revenue was more than one million dollars from each customer. There was also a small decrease of $7,242 or a decrease of 0.04 percentage points attributable to Bressner.

Cost of revenue and gross profit

Cost of revenue decreased by $3,444,982 or 8.9%, for the year ended December 31, 2020 as compared to the prior year 2019. The decrease in cost of revenue was mainly attributable to our reduced sales and changes in product mix.  OSS saw a decrease in cost of revenue of $3,681,025 or 9.5 percentage points as compared to the prior year. Bressner’s cost of revenue increased $236,043 or 0.6 percentage points.

The overall gross margin percentage decreased from 33.3% for the year ended December 31, 2019 to 31.7% for the year ended December 31, 2020, a decrease of 1.6 percentage points.  OSS’ gross margin percentage for the year ended December 31, 2020 was 37.3%, a decrease of 0.9 percentage points as compared to the prior year of 38.2% attributable to changes in product mix.  Bressner contributed gross margin at a rate of 21.2% as compared to the prior year 2019 of 22.5%, a decrease of 1.3 percentage points which was attributable to a change in product mix.

Operating expenses

General and administrative expense

General and administrative expense decreased $83,214 or 1.0%, for the year ended December 31, 2020 as compared to the prior year 2019.  OSS experienced an increase of $10,434 which was offset by a decrease at Bressner of $93,648.  The decrease in general and administrative expense was primarily attributable to cost containment efforts implemented in April 2020.  Much of the current year benefit derived from this cost containment effort was offset by increased costs associated with the termination benefits for employees released in April 2020 and the termination of our previous president and CEO. Overall, total general and administrative expense increased as a percentage of revenue to 16.2% during the year ended December 31, 2020 as compared to 14.6% during the same period in 2019, which is attributable to the lower revenue in 2020.

Impairment of goodwill

During the prior year 2019, the Company recognized a write-down of $1,697,394 attributable to impairment of goodwill of CDI due to a short-fall in the actual overall financial performance of CDI as compared to plan, a recurring need for working capital, and a decrease in the overall Company’s stock price.  There was no such impairment charge in 2020.

Marketing and selling expense

Marketing and selling expense decreased $1,017,984 or 19.8% during the year ended December 31, 2020 as compared to the prior year 2019.  OSS had a decrease of $1,025,309 or 100.7% of the total decrease attributable to reductions in travel, advertising and tradeshows associated with constraints imposed by COVID-19 restrictions.  Bressner saw a modest increase of $7,325 or 0.7%. Overall, total marketing and selling expense decreased as a percentage of revenue to 7.9% during the year ended December 31, 2020 as compared to 8.8% during the same period in 2019.

Research and development expense

Research and development expense decreased $523,795 or 10.8% during the year ended December 31, 2020 as compared to the prior year.  OSS saw a decrease of $534,461 or 102% of the decrease.  The decrease was largely driven by cost reduction efforts implemented in quarter two of the current year.  This reduction was offset by an increase of $10,666 or 0.2% at Bressner. Overall, there was no change to the total research and development expense as a percentage of revenue as compared to the prior year with both years at 8.3% of revenue.

Interest income

Interest income increased $267,266 for the year ended December 31, 2020 as compared to the prior year 2019.  The increase is attributable to increased finance charges on outstanding accounts receivable balances from our largest customer in the media and entertainment industry.

Interest expense

Interest expense increased $385,214 for the year ended December 31, 2020 as compared to same period in 2019.  On April 24, 2020, the Company borrowed $3,000,000 through a senior secured convertible debt offering issued with a 10% original issue discount and incurred legal costs associated with this debt offering.  The interest and the professional fees incurred on securing the debt are being amortized on an effective interest rate basis to interest expense.

Other income (expense), net

Other income (expense), for the year ended December 31, 2020 resulted in net expenses of $53,612 as compared to net other income of $130,381 in the prior year 2019, for a net change of $183,993.  The majority of the decrease is a reduction in foreign currency transactions gains and losses.

(Benefit) provision for income taxes

We have recorded an income tax (benefit) provision of $(603,744) and $237,252, respectively, for the years ended December 31, 2020 and 2019.  The effective tax rate for the years ended December 31, 2020 and 2019 differs from the statutory rate mainly due to permanent non-deductible goodwill amortization for Bressner Technology GmbH, income from the Global Intangible Low-Taxed Income inclusion for 2019 only, deductions related to expenses of OSS stock options, as well as projecting federal, foreign and state tax liabilities for the year.  The effective tax rate for 2020 is 98.9% as compared to 35.7% in the prior year.

Liquidity and capital resources

Given our recent operating losses, the Company’s primary sources of liquidity have been provided by (i) the Company’s February 2018 initial public offering (net proceeds were approximately $16,100,000); (ii) March 2019 notes payable from members of the Board of Directors and others of $1,500,000; (iii) the July 2019 sale of 1,554,546 shares of the Company’s common stock for net cash proceeds of $2,488,148; (iv) the April 24, 2020 sale of $3,000,000 of Senior Secured Convertible Promissory Notes issued at a 10% original issue discount; (v) receipt of approximately $1,500,000 on April 28, 2020 of government loan proceeds under the Paycheck Protection Program; and (vi) a receipt of approximately $9,250,000 on March 3, 2021 in a registered direct offering.

As of December 31, 2020, the Company’s cash and cash equivalents were $6,316,921 and working capital was $16,266,293.  Cash and cash equivalents held by Bressner totaled $1,062,818 (USD) at December 31, 2020, and Bressner’s debt covenants do not permit the use of those funds by its parent company. During the year ended December 31, 2020, the Company experienced an operating loss of $424,281, with cash used in operating activities of $250,173.  During the year, our largest customer, engaged in the media and entertainment industry, was having significant financial hardships attributable to the COVID-19 pandemic and as a result had been slow in paying their outstanding account receivables. The Company formulated a plan whereby extended payment terms were made available, and our customer is now current, having paid down their past-due outstanding account receivables and are presently honoring their credit terms.

Our sources of liquidity and cash flows are used to fund ongoing operations, research and development projects for new products and technologies, and provide ongoing support services for our customers. Over the next two fiscal years, we anticipate that we will use our liquidity and cash flows from our operations to fund our growth. In addition, as part of our business strategy, we occasionally evaluate potential acquisitions of businesses and products and technologies. Accordingly, a portion of our available cash may be used at any time for the acquisition of complementary products or businesses. Such potential transactions may require substantial capital resources, which may require us to seek additional debt or equity financing. We cannot assure you that we will be able to successfully identify suitable acquisition candidates, complete acquisitions, integrate acquired businesses into our current operations, or expand into new markets. Furthermore, we cannot provide assurances that additional financing will be available to us in any required time frame and on commercially reasonable terms, if at all.

The Company’s revenue growth during the year has slowed due to the effects of COVID-19.   However, resulting from a reduction in force and strict cost containment, the Company has been able to mitigate the effects, to some degree, of the reduced revenue.  For a further description and risk factors associated with COVID-19, please see Part 1A of this Annual Report on Form 10-K.

Management’s plans are to continue its efforts towards responding to the changing economic landscape attributable to COVID-19, to restructure the Company with the primary objectives of reducing costs, conserving cash, strengthening margins, and improving company-wide execution.  Specific actions already implemented by management include a reduction in force, a limited freeze on hiring, reduced work week, minimizing overtime, travel and entertainment, and contractor costs.  On April 7, 2020, the Company implemented a cost reduction plan which included the termination of certain employees and elimination of certain costs.

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

▪

On April 24, 2020, the Company completed a $6.0 million debt financing on a non-interest bearing convertible note with a 10% original issue discount.  The first tranche of $3.0 million was received on April 27, 2020, with an additional $3.0 million available seven months from the date of closing at the option of the Company conditioned upon meeting certain requirements which have been satisfied.  The note is repayable in twenty-two installments beginning three months after closing in cash or shares of the Company’s common stock.

▪

On March 1, 2021, the Company entered into a definitive agreement with an institutional investor for the purchase and sale of 1,497,006 shares of common stock at a purchase price of $6.68 in a registered direct offering priced At-The-Market under Nasdaq rules.  Total estimated proceeds are $9,250,000 after commissions and offering costs.

As a result of management’s cost reduction plans, the Company’s potential sources of liquidity and management’s most recent cash flow forecasts, management believes that the Company has sufficient liquidity to satisfy its anticipated working capital requirements for its ongoing operations and obligations for at least the next twelve months. However, there can be no assurance that management’s cost reduction efforts will be effective or the forecasted cash flows will be achieved. Furthermore, the Company shall continue to evaluate its capital expenditure needs based upon factors including but not limited to the Company’s sales from operations, growth rate, the timing and extent of spending to support development efforts, the expansion of the Company’s sales and marketing, the timing of new product introductions, and the continuing market acceptance of the Company’s products and services. If cash generated from operations is insufficient to satisfy the Company’s capital requirements, the Company may open a revolving line of credit with a bank, or it may have to sell additional equity or debt securities or obtain expanded credit facilities to fund its operating expenses, pay its obligations, diversify its geographical reach, and grow the Company. In the event such financing is needed in the future, there can be no assurance that such financing will be available to the Company, or, if available, that it will be in amounts and on terms acceptable to the Company. If the Company cannot raise additional funds when it needs or wants them, the Company’s operations and prospects could be negatively affected. However, if cash flows from operations become insufficient to continue operations at the current level, and if no additional financing were obtained, then management would restructure the Company in a way to preserve its business while maintaining expenses within operating cash flows.

The following table summarizes our cash flows for the years ended December 31, 2020 and 2019:

	For the Year Ended December 31,
Cash flows:	2020	2019
Net cash (used in) provided by operating activities	$(250,173)	$2,374,868
Net cash used in investing activities	$(818,794)	$(2,385,177)
Net cash provided by financing activities	$2,109,235	$2,922,101

Operating Activities

During the year ended December 31, 2020, we used $250,173 in cash from operating activities, a decrease of $2,625,041 when compared to the cash generated in operating activities of $2,374,868 during the year 2019. This use of operating cash and the change from the prior year is mostly attributable to a decrease in revenue attributable to a COVID-19 economic environment.  The economic effect from COVID-19 directly affected our revenue with our largest customer and caused an increase in the use of working capital in the financing of inventory due to longer lead-times.

The decrease in cash generated by operating activities was primarily a result of an increase in working capital requirements of $1,936,267, an improvement in net loss of $893,793, offset by a decrease in non-cash adjustments of $1,582,567.  Non-cash adjustments include increases of $1,033,653 loss on disposal of property and equipment, the provision for bad debt, depreciation, inventory reserves, amortization of debt discount and stock-based compensation expense.  These increases were offset by $2,616,218 in decreases in non-cash adjustments attributable to deferred taxes, impairment of goodwill, warranty reserves, amortization of deferred gain, and amortization.

Working capital requirements increase overall by $1,936,267.  The source of working capital of $5,451,890 was attributable to reductions in accounts receivable for the comparable period.  This source was offset by uses of working capital of $7,388,157 due to increased inventory levels, and prepaid expense and other current assets and reductions in accounts payable and accrued expenses and other liabilities.

Our ability to generate cash from operations in future periods will depend in large part on our profitability, the rate and timing of collections of our accounts receivable, our inventory turns and our ability to manage other areas of working capital including accounts payable.

Investing Activities

During the year ended December 31, 2020, the Company used cash of $818,794 in investing activities as compared to $2,385,177 used during the prior year 2019, a decrease of $1,566,383. The main projects for the year 2020, were the continued enhancement of our ERP system, the purchase of test equipment for the engineering department, and demo equipment for the sales and marketing department.  The expenditures in the prior year 2019 are primarily due to tenant improvements to our headquarter facility and software costs and external consulting costs associated with the implementation of our ERP system for which phase one of the project was substantially completed in 2020.  We currently do not anticipate any other significant purchases of equipment or expansion of our ERP system beyond completion of phase II of the project, which is the integration of certain sales functions.

Financing Activities

Given the economic and financial hardships operating in a COVID-19 environment, the Company believed it to be imperative to secure additional financial resources to ensure financial stability during trying economic times.  Therefore, during the year ended December 31, 2020, the Company obtained liquidity through two new debt instruments.  During the year ended December 31, 2020, we generated $2,109,235 from financing activities as compared to the cash generated of $2,922,101 during the year 2019.  During 2020, the Company entered into a $3.0 million, two-year senior secured convertible debt offering with a 10% original issue discount and received net proceeds of $2,383,726 after payment of professional fees.  The Company also received proceeds from a federal Paycheck Protection Program of $1,499,360, and proceeds of $181,892 from the exercise of warrants and stock options.

During the year ended December 31, 2019, the Company raised $1,500,000 from individuals and related parties through the issuance of notes payable that bear interest at an annual rate of 9.5% and are repaid through 24 months monthly installments.  Additionally, during the third quarter of the year, the Company sold 1,554,832 shares of common stock for total gross proceeds of $2,700,714, which after commissions to brokers and other expenses resulted in net proceeds to the Company of $2,488,148.  The Company also received proceeds of $47,334 from the exercise of warrants and stock options.

Contractual obligations and commitments

The following table sets forth our non-cancellable contractual obligations as of December 31, 2020.

Contractual Obligations:	Total	Less than 1 year	1-3 years	3-5 years	More than 5 Years
Notes payable	$5,664,188	$3,619,374	$2,044,814	$-	$-
Operating leases	1,351,868	526,339	825,529	-	-
Total	$7,016,056	$4,145,713	$2,870,343	$-	$-

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

Known trends or uncertainties

Although we have not seen any significant reduction in revenues to date due to consolidations, we have seen some consolidation in our industry during economic downturns. These consolidations have not had a negative effect on our total sales; however, should consolidations and downsizing in the industry continue to occur, those events could adversely impact our revenues and earnings going forward.

As discussed in this Annual Report on Form 10-K, the world has been affected due to the COVID-19 pandemic. Until the pandemic has passed, there remains uncertainty as to the effect of COVID-19 on our business in both the short and long-term.

We believe that the need for improved productivity in the research and development activities directed toward developing new products and/or software will continue to result in increasing adoption of high-performance computers and interconnect technologies such as those we produce. New product and/or software developments in the specialized compute business segment could result in increased revenues and earnings if they are accepted by our markets; however, there can be no assurances that new products and/or software will result in significant improvements to revenues or earnings. For competitive reasons, we do not disclose all of our new product development activities.

Also, the potential for growth in new markets is uncertain. We will continue to explore these opportunities until such time as we either generate sales or determine that resources would be more efficiently used elsewhere.

Inflation

We have not been affected materially by inflation during the periods presented, but we may experience some effect in the near future due to trade tariffs imposed on certain products from China and increased product pricing due to semiconductor product shortages.

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

Stockholder transactions

In 2016, we entered into a management services agreement with a company owned by the former Chief Executive Officer of Magma.  Payments for the years ended December 31, 2020 and 2019 were $0 and $21,875, respectively. Such management services agreement has been now fully completed.

In April 2019, certain members of the Company’s Board of Directors executed definitive agreements to commit funds of up to $4,000,000 as a credit facility. The Company initially borrowed $1,150,000 from members of the Board of Directors and $350,000 from other shareholders for a two year period at an interest rate of 9.5% which requires the Company to make monthly principal and interest payment of $69,000 per month. In connection with these loans, the Company issued to the note holders warrants to purchase shares of the Company’s common stock equal to 10% of the original principal as a price per share equal to $2.15 per share.  Accordingly, the Company issued to the note holders warrants to purchase 69,766 shares of the Company’s common stock.  The relative fair value of the warrants issued was $60,158.

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

The Company’s performance obligations are satisfied over time as work is performed or at a point in time. The majority of the Company’s revenue is recognized at a point in time when products ship and control is transferred to the customer. The Company determines revenue recognition through the following steps: (i) identification of the contract with a customer; (ii) identification of the performance obligations in the contract; (iii) determination of the transaction price; (iv) allocation of the transaction price to the performance obligations in the contract; and (v) recognition of revenue when, or as, a performance obligation is satisfied.

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

Stock-Based Compensation

We measure and recognize compensation expense for all stock-based awards granted to our employees and other service providers, including stock options granted under the 2017 Plan and 2015 Stock Option Plan that was approved in December 2015 (the “2015 Plan”), based on the estimated fair value of the award. We use the Black-Scholes option pricing model to estimate the fair value of stock option awards granted under the 2017 Plan and 2015 Plan. We recognize the fair value of stock options granted under the 2017 Plan and 2015 Plan as stock-based compensation on a straight-line basis over the requisite service period. We record expense net of anticipated forfeitures and adjust the annual expense based upon actual experience.

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

Inventory Valuation

We value our inventory at the lower of cost or its estimated net realizable value.  We use the average cost method for purposes of determining cost, which approximates the first-in, first-out method. We write down inventory for excess and obsolescence based upon a review of historical usage and assumptions about future demand, product mix and possible alternative uses. Actual demand, product mix and alternative usage may be lower than those that we project, and this difference could have a material adverse effect on our gross margin if inventory write-downs beyond those initially recorded become necessary.  Alternatively, if actual demand, product mix and alternative usage are more favorable than those we estimated at the time of such a write-down, our gross margin could be favorably impacted in future periods.

Goodwill, Intangible Assets and Long-lived Assets

We evaluate our goodwill, intangible and long-lived assets for impairment when events or circumstances arise that indicate our goodwill, intangible and long-lived assets may be impaired. Indicators of impairment include, but are not limited to, a significant deterioration in overall economic conditions, a decline in our market capitalization, the loss of significant business, significant decreases in funding for our contracts, or other significant adverse changes in industry or market conditions.  Regardless, goodwill is tested for potential impairment at least annually.

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

Concentration of credit risk

Financial instruments that potentially expose us to concentrations of credit risk consist principally of cash, cash equivalents and accounts receivable. We place our cash and cash equivalents with financial institutions with high credit quality. At December 31, 2020 and 2019, we had $6,316,921 and $5,185,321, respectively, of cash and cash equivalents on deposit or invested with our financial and lending institutions.  In Germany, the deposit insurance is €100,000 per bank, per customer.  Bressner has funds on deposit in both Euro and U.S. dollar denominations of €669,160 (US$818,256) with banks in excess of the insurance limits.

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

OSS GmbH operates as an extension of OSS’ domestic operations which acquired Bressner Technology GmbH in October 2018.  The functional currency of OSS GmbH is the Euro. Transactions denominated in currencies other than the functional currency are remeasured to the functional currency at the average exchange rate in effect during the period.  At the end of each reporting period, monetary assets and liabilities are translated using exchange rates in effect at the balance sheet date. Non-monetary assets and liabilities are remeasured at historical exchange rates. Consequently, changes in the exchange rates of the currencies may impact the translation of the foreign subsidiaries’ statements of operations into U.S. dollars, which may in turn affect our consolidated statement of operations. The resulting foreign currency translation adjustments are recorded as a separate component of accumulated other comprehensive income (loss) in the consolidated statement of comprehensive income (loss).

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

	For the Year Ended December 31,
	2020	2019
Net loss attributable to common stockholders	$(6,544)	$(900,337)
Depreciation and amortization	1,606,532	1,655,288
Amortization of deferred gain	(53,838)	(28,555)
Impairment of goodwill	-	1,697,394
Stock-based compensation expense	724,378	649,469
Interest income	(418,379)	(151,113)
Interest expense	550,774	165,560
Costs resulting from dissolution of SkyScale	-	(146,150)
Acquisition expenses (1)	-	4,075
(Benefit) provision for income taxes	(603,744)	237,252
Adjusted EBITDA	$1,799,179	$3,182,883

(1)	Expenses incurred in the acquisition of Bressner.

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

The following table reconciles net loss attributable to common stockholders and diluted earnings per share:

	For the Year Ended December 31,
	2020	2019
Net loss attributable to common stockholders	$(6,544)	$(900,337)
Amortization of intangibles	683,935	984,065
Impairment of goodwill	-	1,697,394
Stock-based compensation expense	724,378	649,469
Cost resulting from dissolution of SkyScale	-	(146,150)
Acquisition expenses	-	4,075
Non-GAAP net income attributable to common stockholders	$1,401,769	$2,288,516

Non-GAAP net income per share attributable to common stockholders:
Basic	$0.08	$0.15
Diluted	$0.08	$0.14
Weighted average common shares outstanding:
Basic	16,512,203	15,148,613
Diluted	16,752,434	16,158,627

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

	For the Year Ended December 31,
Cash flow:	2020	2019	Change
Cash (used in) provided by operating activities	$(250,173)	$2,374,868	$(2,625,041)
Capital expenditures	(820,336)	(2,386,227)	1,565,891
Free cash flow	$(1,070,509)	$(11,359)	$(1,059,150)

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

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal controls over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Internal control over financial reporting is a process designed under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.  Because of its inherent limitations, internal controls over financial reporting may not prevent or detect all misstatements.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.  We have conducted an evaluation of the effectiveness of our internal control over financial reporting.  Based on our evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2020.

Attestation Report of the Independent Registered Public Accounting Firm

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to an exemption established by the JOBS Act for “emerging growth companies.”

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Executive Officers and Directors

The following table sets forth the names, ages, and positions of our executive officers and directors as of February 28, 2021. There are no arrangements, agreements or understandings between non-management security holders and management under which non-management security holders may directly or indirectly participate in or influence the management of our affairs. There are no arrangements or understandings between any director and any other person pursuant to which any director or executive officer was or is to be selected as a director or executive officer, as applicable. There currently are no legal proceedings, and during the past ten years there have been no legal proceedings that are material to the evaluation of the ability or integrity of any of our directors or director nominees.

Name	Age	Position
Executive Officers:
David Raun	59	President and Chief Executive Officer
John W. Morrison, Jr.	63	Chief Financial Officer, Treasurer and Secretary
Jim Ison	51	Chief Sales & Marketing Officer
Non-Employee Directors:
Kenneth Potashner (1)(2)	63	Chairman
Jack Harrison (1)(4)	65	Director
Kimberly Sentovich (2)(3)	53	Director
Sita Lowman(3)(4)	55	Director
Gioia Messinger(2)(3)	58	Director
Greg Matz (1)(3)(4)	61	Director

(1)	Member of the Nominating and Corporate Governance Committee.
(2)	Member of the Compensation Committee.
(3)	Member of the Audit Committee.
(4)	Member of the Risk Oversite Committee.

Executive Officers

David Raun served as our interim chief executive officer since his appointment on February 15, 2020 until June 24, 2021, when he was appointed as the Company’s president and chief executive officer.  Mr. Raun formerly served as the audit chair on the One Stop Systems board of directors and serves as a director.  Mr. Raun was with PLX Technology, Inc., a publicly traded company on Nasdaq, from 2004-2014 where he eventually became president, chief executive officer and a director. In this role, he led the company to an acquisition by Avago (now Broadcom) after driving the company to large PCI Express market share, record revenues and profits.  This PCIe switch leadership position at PLX makes him very familiar with the OSS markets and the components he defined and marketed to many of OSS products.  Mr. Raun also served as chief operations officer at Home Bay Technologies, an on-line technology based real estate company in 2019.  Prior to Home Bay, he was the president, COO and interim chief financial officer at ASSIA, Inc. a Silicon Valley-based SaaS providers from 2016-2018.  Here he led a turnaround driving to record revenues and sizable operating margins.  Prior to these roles he had multiple VP of marketing, business development, corporate development and sales roles.  He was chairman of the board at Kilopass, a semiconductor IP supplier until they were acquired by Synopsys in 2019.  Mr. Raun holds a B.S. in computer and electrical engineering from University of California, Santa Barbara. David Raun has more than 24 years of experience at senior management and board levels in public and private companies including over 10 M&A/fund raising events which is a great benefit to OSS.

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

Board of Directors

Kenneth Potashner has served as Chairman of our board of directors since May 2019.  Mr. Potashner has extensive BOD experience in high growth, high technology global organizations. He has served as Chairman of Newport Corporation where he provided 18 years of service culminating in the sale of Newport in 2016 for $980 million.  Mr. Potashner was Chairman of Maxwell Technologies and directed it through a period of rapid expansion. He has also served on the BOD of California Micro Devices, SonicBlue Inc, and Singapore Technologies, all publicly traded companies.  Mr. Potashner is currently serving as the Executive Chairman of Home Bay Technologies.  He has also served on the Board of many private companies as well including DynaOptics, MyOffice.com, Underground Elephant, Lumedyne, Events.com,  and several others. Several of the private companies that Mr. Potashner has had affiliations with have achieved successful exits or significant financings.  Mr. Potashner has a BSEE from Lafayette College and an MSEE from SMU, Executive certifications from Columbia and INSEAD in Lausanne, Switzerland. He also has an Advanced Professional Director certification from American Board of Directors.

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

Kimberly Sentovich joined the board in February 2019 and is a seasoned merchandising, operations, IT and supply chain executive with 30 years of experience with multi-billion-dollar profit and loss responsibility.  From 2017 to 2019, Ms. Sentovich served as the Senior Vice President of Operations for Torrid, an apparel retailer.  From 2015 to 2017, Ms. Sentovich was Executive Vice President of Stores and Logistics at Gymboree, responsible for all 1300 company owned stores in North America.  Ms. Sentovich previously spent seven years (2008-2015) at Walmart rising from Regional Vice President of Operations – California to Divisional Senior Vice President of Operations – Pacific Division and fifteen years at The Home Depot (1993-2008) rising to the level of Regional Vice President of Operations.  Ms. Sentovich obtained her MBA from The Paul Merage School of Business, University of California, Irvine and her B.A. in Philosophy and Political Science with a Minor in economics from Bryn Mawr College. Ms. Sentovich’s extensive executive and operations experience, as well as her independence, judgment and exceptional leadership experience makes her a valuable addition to the Board.

Sita Lowman, joined the board in July 2020 and is a Fortune 500 executive that drives enterprise business transformation. Her expertise for identifying market trends, for organizing multi-national diverse teams to quickly react to these trends, and for leveraging partnerships to expand globally make her frequently called upon to lead new business ventures. Currently, Ms. Lowman serves as Vice President and General Manager for the Platform Services business of DXC Technologies, a multi-billion-dollar IT services Fortune 500 Company. At DXC, she is actively engaging in strategic partnerships with the world’s largest public cloud providers and Enterprise application providers, with responsibilities including P&L financial management, GTM and operations activities. From 2013 to 2017, Ms. Lowman was Senior Director, Enterprise Solutions on Demand Service Offering Management, Workload and Cloud for Hewlett Packard Enterprise. She has also held General Manager roles at Nortel Networks and Texas Instruments (TI) Defense Group (acquired by Raytheon).  Ms. Lowman holds a BSS of Electrical Engineering from Auburn University. Ms. Lowman’s extensive Fortune 500 experience, including in the IT services, cloud enterprise and defense industries makes her well suited to serve in a director role with the Company.

Gioia Messinger, joined the board in July 2020 and is an accomplished venture-backed executive and founder focused on innovation and market disruption. She has years of experience in consumer electronics, Internet of Things (IoT), robotics/AI and digital health as Founder/CEO, board member, consultant and venture capital advisor.  From 2012 to present, Ms. Messinger has been the founder and principal of LinkedObjects, Inc. a strategic advisory services business focused on digital transformation brought about by AI and IoT. She is the past founder and CEO of Avaak, Inc. (NYSE:ARLO) that created Arlo, the award-winning smart video security system for home or business that defined the category and is now the market leader. She is a past founder and CEO of an early stage healthcare IT company and an early contributor to the development of the PillCam™ (NASDAQ:GIVN). Ms. Messinger served on the Board of Vicon Industries (NYSE:VII), a manufacturer of commercial video surveillance systems. She currently serves on the board of Kelzal (Qelzal Corporation), a venture backed company in the AI space, and on the Council of Advisors of the UC San Diego Jacobs School of Engineering. Ms. Messinger obtained her MBA from the Paul Merage School of Business at the University of California, Irvine and her B.S. in Computer Engineering from University of California, San Diego. Ms. Messinger’s technical skills and understanding, thought leadership and industry relationships make her an invaluable addition to the Board.

Greg Matz, CPA, joined the board in July 2020 and is an experienced financial executive serving in controller, Vice President and CFO roles for over 20 years. Now retired, Mr. Matz is currently serving as a member of the board of directors and audit committee chair for Dare Bioscience, Inc. (NASDAQ:DARE), a public clinical-stage biopharmaceutical company. Mr. Matz also chairs the Dean’s Council for the University of San Francisco’s School of Management. From 2011 to 2016, he worked for The Cooper Companies, Inc. (NYSE:COO) holding roles as the Senior Vice President and Chief Financial Officer and Chief Risk Officer. From 2010 to 2011 Mr. Matz was the Chief Financial Officer for CooperVision, a business unit of The Cooper Companies, Inc. Prior to joining The Cooper Companies, Inc., he held key management roles in finance and marketing at Agilent Technologies and Hewlett Packard. He began his career at KPMG and is a CPA with an active certification. Mr. Matz graduated from the University of San Francisco with a B.S. in Business Administration and completed the University of Pennsylvania, The Wharton School’s Advanced Management Program. Mr. Matz is also a National Association of Corporate Directors (NACD) Board Leadership Fellow.  Our board of directors believes Mr. Matz’s experience as a chief financial officer and chief risk officer of a public company and his corporate experience in financial functions, risk management, capital markets and corporate strategy qualifies him to serve as a member of the board of directors.

Board Composition and Election of Directors

Director Independence

Our board of directors currently consists of seven (7) members. Our board of directors has determined that Kenneth Potashner, Jack Harrison, Kim Sentovich, Sita Lowman, Gioia Messinger and Greg Matz are all independent directors in accordance with the listing requirements of The Nasdaq Capital Market. The Nasdaq independence definition includes a series of objective tests, including that the director is not, and has not been for at least three years, one of our employees and that neither the director nor any of his family members has engaged in various types of business dealings with us. In addition, as required by Nasdaq rules, our board of directors has made a subjective determination as to each independent director that no relationships exist, which, in the opinion of our board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In making these determinations, our board of directors reviewed and discussed information provided by the directors and us with regard to each director’s business and personal activities and relationships as they may relate to us and our management.

Board Committees and Independence

Our board of directors has established four standing committees – audit, compensation and nominating, corporate governance, and risk oversight – each of which operates under a charter that has been approved by our board of directors.

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

The members of our audit committee are Ms. Sentovich, Ms. Lowman, Ms. Messinger and Mr. Matz. Ms. Sentovich serves as the chairwoman of the committee. All members of our audit committee meet the requirements for financial literacy under the applicable rules and regulations of the SEC and The Nasdaq Capital Market. Our board of directors has determined that Ms. Sentovich and Mr. Matz are “audit committee financial experts” as defined by applicable SEC rules and have the requisite financial sophistication as defined under the applicable Nasdaq rules and regulations. Our board of directors has determined that Ms. Sentovich, Ms. Lowman, Ms. Messinger and Mr. Matz are independent under the applicable rules of the SEC and The Nasdaq Capital Market.  We are currently in compliance with Nasdaq rules and Rule 10A-3 due to the fact that all members of our audit committee have been deemed independent by our board of directors. The audit committee operates under a written charter that satisfies the applicable standards of the SEC and The Nasdaq Capital Market.

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

The members of our compensation committee are Mr. Potashner, Ms. Sentovich, and Ms. Messinger.  Mr. Potashner serves as the chairperson of the committee. Our board of directors has determined that Mr. Potashner, Ms. Sentovich, and Ms. Messinger are independent under the applicable rules and regulations of The Nasdaq Capital Market and all current members qualify as a “non-employee director” as defined in Rule 16b-3 promulgated under the Exchange Act. Our board of directors has determined that each of the members of our compensation committee is an “outside director” as that term is defined in Section 162(m) of the U.S. Internal Revenue Code of 1986, as amended, or Section 162(m).  We are currently in compliance with Nasdaq rules due to the fact that all members of our compensation committee have been deemed independent by our board of directors. The compensation committee operates under a written charter, which the compensation committee will review and evaluate at least annually.

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

The members of our nominating and corporate governance committee are Mr. Harrison, Mr. Potashner, and Mr. Matz.  Mr. Harrison serves as the chairman of the committee. Our board of directors has determined that Mr. Harrison, Mr. Potashner, and Mr. Matz are independent under the applicable rules and regulations of The Nasdaq Capital Market relating to nominating and corporate governance committee independence.  We are currently in compliance with Nasdaq rules due to the fact that all members of our nominating and corporate governance committee have been deemed independent by our board of directors. The nominating and corporate governance committee operates under a written charter, which the nominating and corporate governance committee will review and evaluate at least annually.

Risk Oversight Committee

The risk oversight committee is responsible for assisting our board of directors and overseeing and monitoring the Company’s senior management with carrying out its responsibilities such as identifying and assessing the material risks the Company faces, establishing a risk management, crisis management, and emergency response plan, overseeing financial risks, strategic risks, market risks, and other risks the Company faces, if applicable, and approving the Company’s enterprise wide risk management framework in conjunction with the board of directors.

The members of our risk oversight committee are Mr. Matz, Ms. Lowman, and Mr. Harrison. Mr. Matz serves as the chairman of the committee. Our board of directors has determined that Mr. Matz, Ms. Lowman, and Mr. Harrison are independent. The risk oversight committee operates under a written charter, which the risk oversight committee will review and evaluate at least annually.

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

Family Relationships

There are no family relationships between or among the directors, executive officers or persons nominated or chosen by us to become directors or executive officers.

Involvement in Certain Legal Proceedings

To the best of our knowledge, during the past ten years, none of the following occurred with respect to a present or former director, executive officer, or employee: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Exchange Act, directors, executive officers and beneficial owners of 10% or more of our common stock, or reporting persons, are required to report to the SEC on a timely basis the initiation of their status as a reporting person and any changes with respect to their beneficial ownership of our common stock. Based solely on our review of copies of such forms that we have received, or written representations from reporting persons, we believe that during the fiscal year ended December 31, 2020, all executive officers, directors and greater than 10% stockholders complied with all applicable filing requirements, other than (i) James Reardon, David Raun, Jack Harrison, and Josef Bressner, each of who filed one (1) late report, (ii) John W. Morrison Jr. and Kenneth Potashner, each of who filed two (2) late reports, (iii) Jim Ison, who filed three (3) late reports,  and (iv) Steve Cooper, who filed four (4) late reports.  There were no known failures to file a required form.

ITEM 11. EXECUTIVE COMPENSATION.

This section discusses the material components of the executive compensation program for our executive officers who are named in the “Summary Compensation Table” below. In 2020, our “named executive officers” and their positions were as follows:

•	David Raun, President and Chief Executive Officer;
•	Jim Ison, Chief Sales and Marketing Officer; and,
•	John W. Morrison Jr., Chief Financial Officer, Treasurer and Secretary
•	Steve Cooper, Former President and Chief Executive Officer – terminated February 15, 2020

This discussion may contain forward-looking statements that are based on our current plans, considerations, expectations and determinations regarding future compensation programs. Actual compensation programs that we adopt in the future may differ materially from the currently planned programs summarized in this discussion.

Summary Compensation Table

The following table provides information regarding the total compensation for services rendered in all capacities that was earned by each individual who served as our principal executive officer at any time in 2020 and 2019, and our two other most highly compensated executive officers who were serving as executive officers as of December 31, 2020 and 2019.  David Raun became a named executive officers effective February 15, 2020.  Prior to February 15, 2020, Steve Cooper served as president and chief executive officer.  Other officers were names officers for both 2019 and 2020.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($) (2)	Total ($)
David Raun (3)	2020	$282,116	$-	$1,696,019	$-	$23,128	$2,001,263
President and Chief Executive Officer	2019	$-	$-	$-	$-	$-	$-

Jim Ison	2020	$264,816	$74,973	$40,500	$-	$31,650	$411,938
Chief Sales and Marketing Officer	2019	$248,852	$30,577	$24,300	$-	$34,689	$338,418

John W. Morrison Jr.	2020	$285,574	$113,194	$40,500	$-	$31,957	$471,224
Chief Financial Officer	2019	$270,382	$37,838	$36,450	$-	$35,944	$380,614

Steve Cooper (4)	2020	$62,367	$245,992	$-	$-	$300,657	$609,015
Former President and Chief Executive Officer	2019	$337,314	$82,201	$72,900	$-	$23,692	$516,107

(1)

Amounts reflect the full grant-date fair value of stock awards granted during the relevant fiscal year computed in accordance with ASC Topic 718, rather than the amounts paid to or realized by the named individual. We provide information regarding the assumptions used to calculate the value of all stock awards and option awards made to our officers in Note 9 to the audited consolidated financial statements for the year ended December 31, 2020 contained elsewhere in this Annual Report.

(2)	Represents payment of health insurance premiums and 401(k) contributions. For Mr. Cooper, it also includes severance benefits.
(3)	Mr. Raun was appointed interim chief executive officer on February 15, 2020, and was appointed president and chief executive officer on June 24, 2020.
(4)	Mr. Cooper was terminated on February 15, 2020.

Narrative Disclosure to Compensation Tables

Employment Agreements

Executive Employment Agreement with David Raun

Mr. Raun is entitled to a base salary of $345,000, as approved by the Board of Directors on June 24, 2020, and subsequent annual increases as determined by the compensation committee and an annual bonus (paid out quarterly if targets are met) in the amount of 50% of his then annual base salary. The bonus is based on Mr. Raun’s performance, as determined by the board of directors in its sole discretion, against fundamental corporate and/or individual objectives to be determined by the board of directors. Mr. Raun is eligible to participate in our 2017 Equity Incentive Plan subject to the discretion of the board of directors if and when the board of directors determines to make a grant to him.

Under the terms of the employment agreement with Mr. Raun, if we terminate his employment for other than good cause, or if Mr. Raun resigns for good reason, Mr. Raun is entitled to the following payments and benefits: (1) his fully earned but unpaid base salary through the date of termination at the rate then in effect, and any unreimbursed expenses incurred in accordance with Company policy; (2) severance payments in an aggregate amount up to twelve (12) months of Mr. Raun’s then-current Base Salary (3) the continuation of Mr. Raun’s group health continuation coverage under the Consolidated Omnibus Budget Reconciliation Act of 1986 (“COBRA”) at OSS’ expense for a period of twelve (12) months following the termination date, and (4) unvested Restricted Stock Units (“RSU’s”) shall accelerate so that an additional twelve (12) months of RSU’s shall vest from the termination date. Mr. Raun must provide a release and waiver to OSS as a condition of receiving benefits (2)-(4) set forth in this paragraph.

Executive Employment Agreement with John Morrison

Mr. Morrison is entitled to a base salary of $275,000, as approved by the Board of Directors on February 13, 2020, and subsequent annual increases as determined by the compensation committee and a target quarterly bonus in the amount of 35% of his quarterly base salary. The target quarterly bonus is based on Mr. Morrison’s performance, as determined by the board of directors in its sole discretion, against fundamental corporate and/or individual objectives to be determined by the board of directors. Mr. Morrison is eligible to participate in our 2017 Equity Incentive Plan subject to the discretion of the board of directors if and when the board of directors determines to make a grant to him.

Under the terms of the employment agreement with Mr. Morrison, if we terminate his employment without cause (as defined below) or he resigns for good reason (as defined below) at any time other than within three (3) months immediately preceding or twelve (12) months immediately following the effective date of a change in control (as defined below), he is entitled to the following payments and benefits: (1) his fully earned but unpaid base salary through the date of termination at the rate then in effect, plus all other amounts under any compensation plan or practice to which he is entitled; (2) severance payments in an aggregate amount up to six (6) months of Mr. Morrison’s then-current Base Salary, paid to Mr. Morrison on OSS’ regular paydays until the earlier of (i) the date that is six (6) months following his termination or (ii) the date as of which he commences employment with another employer, subject to standard payroll deductions and withholdings; (3) a lump sum payment equal to Mr. Morrison’s then-current target bonus; (4) the continuation of Mr. Morrison’s group health continuation coverage under COBRA at OSS’ expense for a period of six (6) months following the termination date; provided, however, that in the event Mr. Morrison becomes eligible for comparable group insurance coverage in connection with new employment, such COBRA premium payments by OSS shall terminate immediately; and (5) the automatic acceleration of the vesting and exercisability of his equity awards and stock options. Mr. Morrison must provide a release and waiver to OSS as a condition of receiving benefits (2)-(5) set forth in this paragraph.

In the event Mr. Morrison’s termination without cause or resignation for good reason occurs within the three (3) months immediately preceding or twelve (12) months immediately following a change in control, he is entitled to the following payments and benefits: (1) a single lump-sum payment in an amount equal to six (6) months of Mr. Morrison’s then-current base salary, subject to standard payroll deductions and withholdings, payable within ten (10) business days of the date the release and waiver becomes effective; and (2) provided that Mr. Morrison timely elects such coverage, the continuation of Mr. Morrison’s group health continuation coverage under COBRA at OSS’ expense for a period of six (6) months following the termination date; provided, however, that in the event Mr. Morrison becomes eligible for comparable group insurance coverage in connection with new employment, such COBRA premium payments by OSS shall terminate immediately; and (3) the vesting of the shares subject to each of Mr. Morrison’s equity awards and stock options shall be accelerated such that one hundred percent (100%) of said shares shall be deemed fully-vested and, if applicable, immediately exercisable effective as of the date of such termination.

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

Executive Employment Agreement with Jim Ison

Mr. Ison is entitled to a base salary of $255,000, as approved by the Board of Directors on February 13, 2020, and subsequent annual increases as determined by the compensation committee and a target quarterly bonus in the amount of 25% of his quarterly base salary. The target quarterly bonus is based on Mr. Ison’s performance, as determined by the board of directors in its sole discretion, against fundamental corporate and/or individual objectives to be determined by the board of directors. Mr. Ison is eligible to participate in our 2017 Equity Incentive Plan subject to the discretion of the board of directors if and when the board of directors determines to make a grant to him.

Under the terms of the employment agreement with Mr. Ison, if we terminate his employment without cause (as defined below) or he resigns for good reason (as defined below) at any time other than within three (3) months immediately preceding or twelve (12) months immediately following the effective date of a change in control (as defined below), he is entitled to the following payments and benefits: (1) his fully earned but unpaid base salary through the date of termination at the rate then in effect, plus all other amounts under any compensation plan or practice to which he is entitled; (2) severance payments in an aggregate amount up to six (6) months of Mr. Ison’s then-current Base Salary, paid to Mr. Ison on OSS’ regular paydays until the earlier of (i) the date that is six (6) months following his termination or (ii) the date as of which he commences employment with another employer, subject to standard payroll deductions and withholdings; (3) a lump sum payment equal to Mr. Ison’s then-current target bonus; (4) the continuation of Mr. Ison’s group health continuation coverage under COBRA at OSS’ expense for a period of six (6) months following the termination date; provided, however, that in the event Mr. Ison becomes eligible for comparable group insurance coverage in connection with new employment, such COBRA premium payments by OSS shall terminate immediately; and (5) the automatic acceleration of the vesting and exercisability of his equity awards and stock options. Mr. Ison must provide a release and waiver to OSS as a condition of receiving benefits (2)-(5) set forth in this paragraph.

In the event Mr. Ison’s termination without cause or resignation for good reason occurs within the three (3) months immediately preceding or twelve (12) months immediately following a change in control, he is entitled to the following payments and benefits: (1) a single lump-sum payment in an amount equal to six (6) months of Mr. Ison’s then-current base salary, subject to standard payroll deductions and withholdings, payable within ten (10) business days of the date the release and waiver becomes effective; and (2) provided that Mr. Ison timely elects such coverage, the continuation of Mr. Ison’s group health continuation coverage under COBRA at OSS’ expense for a period of six (6) months following the termination date; provided, however, that in the event Mr. Ison becomes eligible for comparable group insurance coverage in connection with new employment, such COBRA premium payments by OSS shall terminate immediately; and (3) the vesting of the shares subject to each of Mr. Ison’s equity awards and stock options shall be accelerated such that one hundred percent (100%) of said shares shall be deemed fully-vested and, if applicable, immediately exercisable effective as of the date of such termination.

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

For purposes of the executive employment agreements, “cause” means as determined in the sole discretion of the board of directors following written notice of the condition(s) believed to constitute cause, which notice shall briefly describe such condition(s), one or more of the following condition(s): (i) Executive’s failure to substantially perform Executive’s job duties (other than any such failure resulting from Executive’s incapacity due to physical or mental illness or any such actual or anticipated failure after his issuance of written notice of the occurrence of an event alleged by Executive to constitute good reason); (ii) Executive’s failure to comply with all material applicable laws in performing Executive’s job duties or in directing the conduct of OSS’ business; (iii) Executive’s commission of any felony or intentionally fraudulent acts against OSS, its affiliates, executives, agents or customers; (iv) Executive’s participation in any activity that is directly competitive with or intentionally injurious to OSS or any of its affiliates or which violates the terms of Executive’s proprietary information and inventions agreement; (iv) Executive’s material breach of the terms of Executive’s proprietary information and inventions agreement; (v) Executive’s commission of any act of fraud, embezzlement or dishonesty against OSS or any of its affiliates, or use or intentional appropriation for Executive’s personal use or benefit of any funds or material properties of OSS or any of its affiliates not authorized by the board of directors to be so used or appropriated; (vi) Executive’s breach of any material provision of the employment agreement; and (vii) Executive’s gross negligence, insubordination or material violation of any duty of loyalty to OSS or any other demonstrable material misconduct on the part of Executive; provided, however, that, termination by OSS under subsections (i) or (vi) of this Section 3.8(c), shall only be deemed for “cause” pursuant to the foregoing definition if Executive fails to remedy such condition(s) within thirty (30) days following delivery of the notice of termination for cause.

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

Annual Cash Bonus

For 2020 and 2019, Mr. Raun, Mr. Ison and Mr. Morrison were eligible for bonuses. The executives’ bonuses for 2020 and 2019 were determined at the discretion of our board of directors based on its assessment of our corporate performance. Based on this assessment, our board of directors determined not to award or pay Mr. Raun a bonus for 2020.  Mr. Ison received a bonus of $74,973 and $30,060, representing 28.3% and 12.3% of his paid salary for 2020 and 2019, respectively and Mr. Morrison received a bonus of $113,194 and $37,326, representing 39.6% and 14.0% of his paid salary for 2020 and 2019, respectively. Mr. Cooper received bonuses of $245,992 and $82,201 representing 394.4% and 24.3% of his paid salary for 2020 and 2019, respectively.

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

On June 24, 2020, the Company entered into an employment agreement with Mr. Raun to serve as the Company’s president and chief executive officer. Pursuant to the terms of the employment agreement, Mr. Raun is entitled to receive 412,125 restricted stock units (“RSUs”) that shall vest over three years, with one third of the RSUs vesting following the one-year anniversary of the date of grant, and the remaining RSUs vesting in four equal installments, commencing six months after the one-year anniversary of the date of grant and every six months thereafter until fully vested; and 412,125 Incentive Stock Options (“ISOs”) pursuant to the Company’s 2017 Equity Incentive Plan, whereby the exercise price for the ISOs shall be no less than the fair market value of the Company’s common stock at the date of grant, ($2.14).

The ISOs shall vest at the end of each the second and fourth quarters, the price of the Company’s common stock as of the end of quarter two or quarter four, as applicable, shall be determined using the ten-day trailing volume weighted average price (“VWAP”) after reporting of quarter two and quarter four earnings, as applicable.  The date of each such determination shall be referred to as a “Determination Date.”  If on any Determination Date the Company’s stock price has increased from the prior Determination Date, then a portion of the ISOs shall become vested.  The number of ISOs that shall become vested on a Determinate Date is determined as follows:  ((Price at Determination Date – Price at prior Determination Date) x 100) * 1,177.52 = Vested ISOs.  If on any Determination Date the Company’s stock price is above $5.50 per share, all ISOs shall immediately become vested.

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

Stock awards granted to our named executive officers may be subject to accelerated vesting in certain circumstances. For additional discussion, please see “Employment Agreements” above and “Change in Control Benefits” below.

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

Other Elements of Compensation

Retirement Plans

We have a 401(k) retirement plan. Under the terms of the plan, eligible employees may defer up to 20% of their pre-tax earnings, subject to the Internal Revenue Service annual contribution limit. Additionally, the Plan allows for discretionary matching contributions by us. In 2020 and 2019, the matching contribution is 100% of the employee’s contribution up to a maximum of 5% of the employee’s annual compensation. However, matching contributions to the 401(k) plan were suspended in May 2020 as a component of the Company’s cost containment efforts.

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

Outstanding Equity Awards at Fiscal Year End

The following table summarizes the number of shares of common stock underlying outstanding equity incentive plan awards for each named executive officer as of December 31, 2020.

		Option Awards					Stock Awards
Name	Grant Date	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity Incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option Exercise Price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares of units of stock that have not vested ($)	Equity Incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity Incentive plan awards: Market or payout value of unearned share, units or other right that have not vested ($)
David Raun	4/18/2017			10,000	$1.95	4/17/2027
	6/24/2020			412,125	$2.14	6/23/2030
	3/4/2020						10,000	$40,000
	6/24/2020						8,634	$34,536
	6/24/2020						412,125	$1,648,500

Jim Ison	10/1/2012	25,355			$0.76	9/30/2022
	7/16/2014	50,000			$0.46	7/15/2024
	4/2/2016	25,000			$1.08	4/1/2026
	4/18/2017	20,000			$1.95	4/17/2027
	4/11/2018						1,670	$6,680
	2/13/2019						4,999	$19,996
	2/10/2020						12,500	$50,000

John W. Morrison Jr.	2/13/2019						7,500	$30,000
	2/10/2020						12,500	$50,000

Steve Cooper (1)		-	-	-	$-		-	$-

(1)  Mr. Cooper was terminated on February 15, 2020.  Mr. Cooper exercised all vested options prior to his departure on a net exercise basis.

Directors Compensation

Mr. Raun who is our president and chief executive officer, received compensation for his service as a director until February 15, 2020. The compensation received by Mr. Raun as an officer for the year ended December 31, 2020 is presented in “Executive Compensation – Summary Compensation Table.”

The following table sets forth information for the year ended December 31, 2020, regarding the compensation awarded to, earned by or paid to our non-employee directors who served on our board of directors during 2020.

Name	Fees earned or paid in cash ($)	Stock awards ($)	RSU awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Ken Potashner	$40,000	$-	$20,800	$-	$-	$-	$60,800
Jack Harrison	$35,000	$-	$20,800	$-	$-	$-	$55,800
Kimberly Sentovich	$35,000	$-	$20,800	$-	$-	$-	$55,800
Sita Lowman (1)	$15,000	$-	$15,287	$-	$-	$-	$30,287
Gioia Messinger (1)	$15,000	$-	$15,287	$-	$-	$-	$30,287
Greg Matz (1)	$17,500	$-	$15,287	$-	$-	$-	$32,787
David Raun (2)	$4,519	$-	$20,800	$-	$-	$-	$25,319
John Reardon (3)	$12,775	$-	$20,800	$-	$-	$-	$33,575
Steve Cooper (3)	$8,736	$-	$-	$-	$-	$-	$8,736

(1)	New member effective July 1, 2020
(2)	For the period January 1 – February 15, 2020
(3)	Messrs. Reardon and Cooper were not proposed on the slate for the board of director’s effective from June 3, 2020.

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

Certain Adjustments.   In the event of certain changes in our capitalization, in order to prevent diminution or enlargement of the benefits or potential benefits intended to be made available under the 2011 Plan, the board of directors will adjust the number and class of shares that may be delivered under our 2011 Plan and/or the number, class and price of shares covered by each outstanding award.

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

Certain Adjustments.  In the event of certain changes in our capitalization, in order to prevent diminution or enlargement of the benefits or potential benefits intended to be made available under the 2000 Plan, the board of directors will adjust the number and class of shares that may be delivered under our 2000 Plan and/or the number, class and price of shares covered by each outstanding award.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information regarding beneficial ownership of our common stock, as of February 28, 2021, by:

•	each person, or group of affiliated persons, known by us to be the beneficial owner of more than 5% of our common stock;
•	each of our named executive officers;
•	each of our directors; and
•	all of our executive officers and directors as a group.

We have determined beneficial ownership in accordance with SEC rules. The information does not necessarily indicate beneficial ownership for any other purpose. Under these rules, the number of shares of common stock deemed outstanding includes shares issuable upon exercise of stock options or warrants held by the respective person or group that may be exercised or converted within 60 days after February 28, 2021. For purposes of calculating each person’s or group’s percentage ownership, stock options and warrants exercisable within 60 days after February 28, 2021 are included for that person or group but not for any other person or group.

Applicable percentage ownership is based on 16,912,312 shares of common stock outstanding at February 28, 2021.

Unless otherwise indicated and subject to applicable community property laws, to our knowledge, each stockholder named in the following table possesses sole voting and investment power over the shares listed. Unless otherwise noted below, the address of each person listed on the table is c/o One Stop Systems, Inc., 2235 Enterprise Street, #110, Escondido, CA 92029.

Name and Address of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned	Percent of Common Stock Beneficially Owned
5% or greater stockholders:
Steve Cooper (11)	3,042,675	18.0%
James Reardon (12)	1,139,312	6.7%
Bard & Associate (13)	974,255	5.8%
Named Executive Officer and Directors:
David Raun (1)	105,497	*
Ken Potashner (2)	362,057	2.1%
Jack Harrison (3)	60,218	*
Kimberly Sentovich (4)	17,500	*
Sita Lowman (5)	6,164	*
Gioia Messinger (6)	6,924	*
Greg Matz (7)	8,664	*
Jim Ison (8)	152,592	*
John Morrison (9)	69,611	*
All executive officers and directors as a group (9 persons) (10)	789,227	4.57%

*	Less than 1%.
(1)

Consists of (i) 81,544 shares of common stock held by Mr. Raun, (ii) 10,000 shares of common stock Mr. Raun has the right to acquire or receive from us within 60 days of February 28, 2021, and (iii) 13,953 shares of common stock that Mr. Raun has the right to exercise within 60 days of February 28, 2021 pursuant to common stock warrants. Mr. Raun is our president and chief executive officer.

(2)

Consists of (i) 169,200 shares of common stock held by Mr. Potashner, (ii) 47,857 shares of common stock that Kenco, Inc. has the right to exercise within 60 days of February 28, 2021 (pursuant to common stock warrants, and (iii) 145,000 shares of common stock that Mr. Potashner has the right to acquire or receive from us within 60 days of February 28, 2021 pursuant to the exercise of stock options. Mr. Potashner has sole voting and investment control over Kenco, Inc. Mr. Potashner is the chairman of the board of directors.

(3)

Consists of (i) 30,451 shares of common stock held by Mr. Harrison, and (ii) 19,767 shares of common stock that Mr. Harrison has the right to exercise within 60 days of February 28, 2021 pursuant to common stock warrants, and (iii) 10,000 shares of common stock that Mr. Harrison has the right to acquire from us within 60 days of February 28, 2021 pursuant to the exercise of stock options.  Mr. Harrison is a member of the board of directors.

(4)	Consists of 17,500 shares of common stock held by Ms. Sentovich. Ms. Sentovich is a member of the board of directors.
(5)	Consists of 6,164 shares of common stock held by Ms. Lowman. Ms. Lowman is a member of the board of directors.
(6)	Consists of 6,924 shares of common stock held by Ms. Messinger. Ms. Messinger is a member of the board of directors.
(7)	Consists of 8,664 shares of common stock held by Mr. Matz. Mr. Matz is a member of the board of directors.
(8)

Consists of (i) 31,400 shares of common stock held by Mr. Ison, and (ii) 120,355 shares of common stock and (iii) 837 RSU’s that Mr. Ison has the right to acquire or receive from us within 60 days of February 28, 2021 pursuant to the exercise of stock options. Mr. Ison is the chief sales and marketing officer of the company.

(9)	Consists of (i) 69,611 shares of common stock held by Mr. Morrison. Mr. Morrison is the chief financial officer of the company.
(10)

Includes (i) 421,458 shares beneficially owned by our current named executive officers and directors, (ii) 366,932 shares subject to options, warrants or convertible securities, and (iii) 837 RSU’s that are either exercisable or such person has a right to receive within 60 days of February 28, 2021, as set forth in the previous footnotes.

(11)

Consists of 3,042,675shares of common stock held by The Cooper Revocable Trust dated April 25, 2001.  Mr. Cooper shares joint voting and investment control of The Cooper Revocable Trust dated April 25, 2001 with his wife Lori Cooper. Mr. Cooper served as our chief executive officer and president until February 15, 2020.

(12)

Consists of (i) 1,119,312 shares of common stock held by Mr. Reardon, and (ii) 20,000 shares of common stock that Mr. Reardon has the right to acquire from us within 60 days of February 28, 2021 pursuant to the exercise of stock options. Mr. Reardon is a VP of sales of the Company.

(13)	Schedule 13G filed with the SEC on February 12, 2021.

Equity Compensation Plan Information:

The following table provides information as of December 31, 2020, regarding our equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
2017 Stock Option Plan	1,667,630	$1.52	26,235
2015 Stock Option Plan	424,610	$1.74	-
2011 Stock Option Plan	309,895	$0.63	-
Warrants	505,946	$5.00	-

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

We describe below the transactions and series of similar transactions, since January 1, 2019, to which we were a party or will be a party, in which:

•	the amounts involved exceeded or will exceed $120,000; and
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

Convertible Note and Warrant Financing

In April 2019, certain members of the Company’s Board of Directors executed definitive agreements to commit funds of up to $4,000,000 as a credit facility. The Company initially borrowed $1,150,000 from members of the Board of Directors for a two-year period at an interest rate of 9.5% which requires the Company to make monthly principal and interest payments of $52,900 per month. In connection with these loans, the Company issued to these note holders warrants to purchase shares of the Company’s common stock equal to 10% of the original principal as a price per share equal to $2.15 per share.  Accordingly, the Company issued to these note holders warrants to purchase 53,490 shares of the Company’s common stock.  The relative fair value of the warrants issued was $46,121.

Management Services Agreement

Effective August 1, 2016, we entered into a management services agreement with a company owned by the former chief executive officer of Magma. The agreement calls for payments of $180,000 per year for the first two years paid in monthly installments. In the third year, the amount is reduced to $37,500 for the year paid in monthly installments. Additionally, we granted 30,000 non-statutory stock options in conjunction with execution of this agreement with an exercise price of $1.78 per share. Payments for the year ended December 31, 2020 and 2019 were $0 and $21,875, respectively.  Such management services agreement has been fully completed.

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

Director and Officer Indemnification and Insurance

We have entered into indemnification agreements with each of our directors and executive officers, and we maintain directors’ and officers’ liability insurance. These agreements, among other things, require us to indemnify each director and executive officer to the fullest extent permitted by Delaware law, including indemnification of expenses such as attorneys’ fees, judgments, fines and settlement amounts incurred by the director or executive officer in any action or proceeding, including any action or proceeding by or in right of us, arising out of the person’s services as a director or executive officer.

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

Board Committees and Independence

Our board of directors has established four standing committees – audit, compensation, nominating and corporate governance, and risk oversight – each of which operates under a charter that has been approved by our board of directors.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The Audit Committee of the Board has selected Haskell & White LLP (“H&W”) as our independent registered public accounting firm for the fiscal year ended December 31, 2020.  H&W has audited our consolidated financial statements for the years ended December 31, 2020 and 2019.

Principal Accountant Fees and Services

The aggregate fees for professional services rendered to us by Haskell &White LLP, (H&W), our independent registered public accounting firm which performed our audits for the years ended December 31, 2020 and 2019, and for other services were as follows:

	2020	2019
Audit fees (1)	$207,500	$201,400
Audit-Related fees (2)	-	24,075
Tax fees	-	-
Other fees	-	-
Total fees	$207,500	$225,475

(1)

Includes fees for (i) audits of our consolidated financial statements for the fiscal years ended December 31, 2020 and 2019, and (ii) reviews of our interim period financial statements for fiscal year 2020 and 2019.

(2)	Included fees related to the initial and subsequent review of our registration statement on Form S-3 in 2019.

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

In situations where it is impractical to wait until the next regularly scheduled quarterly meeting, the chairman of the committee has been delegated authority to approve audit and non-audit services to be provided by our independent registered public accounting firm. Fees payable to our independent registered public accounting firm for any specific, individual service approved by the chairman pursuant to the above-described delegation of authority may not exceed $25,000, and the chairman is required to report any such approvals to the full committee at its next scheduled meeting. In addition, the Audit Committee has pre-approved a list of acceptable services and fees payable to H&W in an aggregate amount of up to $12,500 per quarter for such services, including without limitation audit and allowable non-audit and tax consulting.  This pre-approval is for small projects needing quick reaction and judged by the Audit Committee not to raise any independence issues with H&W. Such projects and fees are required to be presented in detail at the next Audit Committee meeting.  Fees that were incurred in 2020 and 2019 were pre-approved by the Audit Committee.

The Audit Committee has considered and determined that the provision of the non-audit services described is compatible with maintaining the independence of our registered public accounting firm.

PART IV

ITEM 15.  EXHIBIT AND FINANCIAL STATEMENT SCHEDULES.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

One Stop Systems, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of One Stop Systems, Inc. (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income (loss),  stockholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively, the “consolidated financial statements”).  In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2020 and 2019, and the consolidated results of its operations and its cash flows for each of the years then ended, in conformity with U.S. generally accepted accounting principles.

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

Irvine, California

March 25, 2021

ONE STOP SYSTEMS, INC. (OSS)

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2020	2019
ASSETS
Current assets
Cash and cash equivalents	$6,316,921	$5,185,321
Accounts receivable, net	7,458,383	11,667,157
Inventories, net	9,647,504	7,369,356
Prepaid expenses and other current assets	655,708	453,938
Total current assets	24,078,516	24,675,772
Property and equipment, net	3,487,178	3,568,564
Deposits and other	81,709	47,146
Deferred tax assets, net	3,698,593	3,019,823
Goodwill	7,120,510	7,120,510
Intangible assets, net	662,257	1,346,192
	$39,128,763	$39,778,007

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$976,420	$4,115,977
Accrued expenses and other liabilities	3,481,444	4,607,432
Current portion of notes payable, net of debt discount of $2,047 and $7,019, respectively (Note 8)	1,365,204	1,377,751
Current portion of related-party notes payable, net of debt discount of $6,726 and $23,060, respectively (Note 8)	199,943	561,441
Current portion of senior secured convertible note, net of debt discounts of $256,242 (Note 8)	1,789,212	-
Total current liabilities	7,812,223	10,662,601
Notes payable, net of current portion and debt discount of $0 and $2,047, respectively (Note 8)	-	149,301
Related-party notes payable, net of current portion and debt discount of $0 and $6,726, respectively (Note 8)	-	199,943
Senior secured convertible note, net of current portion and debt discounts of $14,107 (Note 8)	531,347	-
Paycheck protection program note payable (Note 8)	1,499,360	-
Total liabilities	9,842,930	11,011,845
Commitments and contingencies (Note 11)
Stockholders’ equity
Common stock, $.0001 par value; 50,000,000 shares authorized; 16,684,424 and 16,121,747 shares issued and outstanding, respectively	1,668	1,612
Additional paid-in capital	30,758,354	30,537,015
Noncontrolling interest	-	500
Accumulated other comprehensive income (loss)	287,547	(17,773)
Accumulated deficit	(1,761,736)	(1,755,192)
Total stockholders’ equity	29,285,833	28,766,162
	$39,128,763	$39,778,007

See accompanying notes to consolidated financial statements

ONE STOP SYSTEMS, INC. (OSS)

CONSOLIDATED STATEMENTS OF OPERATIONS

`	For the Year Ended December 31,
	2020	2019
Revenue	$51,895,388	$58,308,019
Cost of revenue	35,460,774	38,905,756
Gross profit	16,434,614	19,402,263
Operating expenses:
General and administrative	8,418,358	8,501,572
Impairment of goodwill	-	1,697,394
Marketing and selling	4,120,778	5,138,762
Research and development	4,319,759	4,843,554
Total operating expenses	16,858,895	20,181,282
Loss from operations	(424,281)	(779,019)
Other (expense) income:
Interest income	418,379	151,113
Interest expense	(550,774)	(165,560)
Other (expense) income, net	(53,612)	130,381
Total other (expense) income, net	(186,007)	115,934
Loss before income taxes	(610,288)	(663,085)
(Benefit) provision for income taxes	(603,744)	237,252
Net loss	$(6,544)	$(900,337)

Net loss per share:
Basic	$(0.00)	$(0.06)
Diluted	$(0.00)	$(0.06)

Weighted average common shares outstanding:
Basic	16,512,203	15,148,613
Diluted	16,512,203	15,148,613

See accompanying notes to consolidated financial statements

ONE STOP SYSTEMS, INC. (OSS)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	For the Year Ended December 31,
	2020	2019
Net loss	$(6,544)	$(900,337)
Other comprehensive income (loss):
Reclassification adjustment from unrealized to realized gain	-	(19,999)
Currency translation adjustment, net	305,320	(72,819)
Unrealized gain on forward contracts	-	53,904
Total other comprehensive income (loss)	305,320	(38,914)
Comprehensive income (loss)	$298,776	$(939,251)

See accompanying notes to consolidated financial statements

ONE STOP SYSTEMS, INC. (OSS)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Year Ended December 31, 2020

	Common Stock				Accumulated Other		Total
	Shares	Amount	Additional Paid-in-Capital	Noncontrolling Interest	Comprehensive income (loss)	Accumulated Deficit	Stockholders' Equity
Balance, January 1, 2020	16,121,747	$1,612	$30,537,015	$500	$(17,773)	$(1,755,192)	$28,766,162
Stock-based compensation	-	-	724,378	-	-	-	724,378
Exercise of stock options, RSU's and warrants	562,677	56	181,836	-	-	-	181,892
Return of capital upon dissolution of SkyScale	-	-	-	(500)	-	-	(500)
Taxes paid on net issuance of employee stock options	-	-	(684,875)	-	-	-	(684,875)
Currency translation adjustment	-	-	-	-	305,320	-	305,320
Net loss	-	-	-	-	-	(6,544)	(6,544)
Balance, December 31, 2020	16,684,424	$1,668	$30,758,354	$-	$287,547	$(1,761,736)	$29,285,833

See accompanying notes to consolidated financial statements

ONE STOP SYSTEMS, INC. (OSS)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY - CONTINUED

For the Year Ended December 31, 2019

	Common Stock				Accumulated Other		Total
	Shares	Amount	Additional Paid-in-Capital	Noncontrolling Interest	Comprehensive Income (loss)	Accumulated Deficit	Stockholders' Equity
Balance, January 1, 2019	14,216,328	$1,422	$27,424,113	$500	$1,142	$(854,855)	$26,572,322
Stock-based compensation	-	-	649,469	-	-	-	649,469
Exercise of stock options, RSU's and Warrants	350,587	35	47,299	-	-	-	47,334
Relative fair value of warrants issued with notes payable and notes payable to related parties	-	-	60,158				60,158
Taxes paid on net issuance of employee stock options			(132,017)				(132,017)
Proceeds from issuance of stock, net of issuance costs of $212,566	1,554,832	155	2,487,993	-	-	-	2,488,148
Currency translation adjustment	-	-	-	-	(72,819)	-	(72,819)
Gain on forward contract	-	-	-	-	53,904	-	53,904
Net loss	-	-	-	-	-	(900,337)	(900,337)
Balance, December 31, 2019	16,121,747	$1,612	$30,537,015	$500	$(17,773)	$(1,755,192)	$28,766,162

See accompanying notes to consolidated financial statements

ONE STOP SYSTEMS, INC. (OSS)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(6,544)	$(900,337)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Deferred benefit for income taxes	(663,772)	(112,740)
Loss (gain) on disposal of property and equipment	11,586	(1,785)
Provision for bad debt, net	18,141	702
Impairment of goodwill	-	1,697,394
Warranty reserves	(28,031)	14,348
Amortization of deferred gain	(53,838)	(28,555)
Depreciation	922,597	671,223
Amortization	683,935	984,065
Inventory reserves	623,159	301,302
Amortization of debt discount	376,004	21,303
Stock-based compensation expense	724,378	649,469
Changes in operating assets and liabilities:
Accounts receivable	4,286,294	(1,165,596)
Inventories	(2,630,149)	(1,008,980)
Prepaid expenses and other current assets	(246,310)	211,325
Accounts payable	(3,148,762)	424,567
Accrued expenses and other liabilities	(1,118,861)	617,163
Net cash (used in) provided by operating activities	(250,173)	2,374,868

Cash flows from investing activities:
Purchases of property and equipment, including capitalization of labor costs for test equipment and ERP	(820,336)	(2,386,227)
Proceeds from sales of property and equipment	1,542	1,050
Net cash used in investing activities	(818,794)	(2,385,177)

Cash flows from financing activities:
Proceeds from exercise of stock options and warrants	181,892	47,334
Payment of payroll taxes on net issuance of employee stock options	(684,875)	(132,017)
Proceeds from issuance of common stock	-	2,700,714
Stock issuance costs	-	(212,566)
Net repayments on bank lines of credit	(99,410)	(513,590)
Borrowings from related-party notes payable	-	1,150,000
Borrowings from notes payable	-	350,000
Repayments of related-party notes payable	(584,502)	(410,931)
Repayments of notes payable	(177,866)	(56,843)
Proceeds from senior secured convertible note, net	2,383,726	-
Repayments of senior secured convertible note	(409,090)	-
Proceeds from paycheck protection program (PPP) note payable	1,499,360	-
Net cash provided by financing activities	2,109,235	2,922,101

Net change in cash and cash equivalents	1,040,268	2,911,792
Effect of exchange rates on cash	91,332	1,273
Cash and cash equivalents, beginning of year	5,185,321	2,272,256
Cash and cash equivalents, end of year	$6,316,921	$5,185,321

See accompanying notes to consolidated financial statements

ONE STOP SYSTEMS, INC. (OSS)

CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

	For the Year Ended December 31,
	2020	2019
Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$301,214	$129,547
Cash paid during the year for income taxes	$344,184	$8,780

Supplemental disclosure of non-cash transactions:
Original issue discount on senior secured convertible note	$300,000	$-
Reclassification of inventories to property and equipment	$164,856	$106,502
Forward foreign currency contracts	$-	$53,904
Relative fair value of warrants issued in connection with notes and related-party notes payable	$-	$60,158

See accompanying notes to consolidated financial statements

ONE STOP SYSTEMS, INC. (OSS)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2020 and 2019

NOTE 1 – THE COMPANY AND BASIS OF PRESENTATION

Nature of Operations

One Stop Systems, Inc. (“we,” “our,” “OSS,” or the “Company”) was originally incorporated as a California corporation in 1999 after initially being formed as a California limited liability company in 1998. On December 14, 2017, the Company was reincorporated as a Delaware corporation in connection with its initial public offering.  The Company designs, manufactures, and markets industrial grade computer systems and components that are based on industry standard computer architectures. The Company markets its products to manufacturers of automated equipment used for media and entertainment, medical, industrial and military applications.

During the year ended December 31, 2015, the Company formed a wholly-owned subsidiary in Germany, One Stop Systems, GmbH (“OSS GmbH”).  During July 2016, the Company acquired Mission Technologies Group, Inc. (“Magma”) and its operations.

In April 2017, the Company and a related entity formed a joint venture named SkyScale, LLC in the State of California (“SkyScale”).  In accordance with the Contribution Agreement, each member contributed $750,000 and received a 50% interest in the joint venture.  The purpose of SkyScale was to engage in the business of providing high performance computing capabilities as cloud services.  As a result of changes in the competitive landscape and downward pressure on pricing from large competitors, the members of the SkyScale joint venture agreement agreed to dissolve SkyScale and ceased operations as of December 31, 2018.

On August 31, 2018, the Company acquired Concept Development Inc. (“CDI”) located in Irvine, California.  CDI specializes in the design and manufacture of custom high-performance computing systems for airborne in-flight entertainment and networking systems.  CDI has been fully integrated into the core operations of OSS as of June 1, 2020.

On October 31, 2018, OSS GmbH acquired 100% of the outstanding stock of Bressner Technology GmbH, a Germany limited liability company located near Munich, Germany (“Bressner”).  Bressner provides standard and customized servers, panel PCs, and PCIe expansion systems.  Bressner also provides manufacturing, test, sales and marketing services for customers throughout Europe.

Liquidity, Going Concern Considerations and Management Plans

Given our recurring operating losses, the Company’s primary sources of liquidity have been provided by (i) the Company’s February 2018 initial public offering (net proceeds were approximately $16,100,000); (ii) March 2019 notes payable from members of the Board of Directors and others of $1,500,000; (iii) the July 2019 sale of 1,554,546 shares of the Company’s common stock for net cash proceeds of $2,488,148; (iv) the April 24, 2020 sale of $3,000,000 of Senior Secured Convertible Promissory Notes issued at a 10% original issue discount and (v) receipt of approximately $1,500,000 on April 28, 2020 of government loan proceeds under the Paycheck Protection Program, and (vi) a receipt of approximately $9,250,000 on March 3, 2021 in a registered direct offering.

As of December 31, 2020, the Company’s cash and cash equivalents were $6,316,921 and working capital was $16,266,293.  Cash and cash equivalents held by Bressner totaled $1,062,818 (USD) at December 31, 2020.  Bressner’s debt covenants do not permit the use of these funds by its parent company.

During the year ended December 31, 2020, the Company experienced an operating loss of $424,281, with cash used in operating activities of $250,173.  Our largest customer, engaged in the media and entertainment industry, is having significant financial hardships attributable to the COVID-19 pandemic with aged outstanding accounts receivables. The Company has formulated a plan whereby extended payment terms have been made available, and our customer is presently honoring those terms.

The Company’s revenue growth during the year has slowed due to the effects of COVID-19.   However, resulting from a reduction in force and strict cost containment, the Company has been able to mitigate the effects, to some degree, of the reduced revenue attributable to the economic impact of COVID-19.

In March 2020, the World Health Organization declared the outbreak of COVID-19, a global pandemic and the United States federal government declared it a national emergency. COVID-19 continues to impact worldwide economic activity. A public health pandemic, including COVID-19, poses the risk that we or our employees, contractors, customers, suppliers, and other partners may be prevented from conducting business activities for an indefinite period of time, including due to shutdowns that may be requested or mandated by governmental authorities.

More generally, COVID-19 raises the possibility of an extended global economic downturn, which could affect demand for our products and services and impact our results and financial condition even after the pandemic is contained and remediation/restriction measures are lifted. For example, we may be unable to collect receivables from customers that are significantly impacted by COVID-19. Also, a decrease in orders in a given period could negatively affect our revenues in future periods. COVID-19 may also have the effect of heightening many of the other risks described in the “Risk Factors” section of our Annual Report on this Form 10-K, including risks associated with our customers and supply chain. We will continue to evaluate the nature and extent of the impact of COVID-19 to our business.

Presently, it is clear the global economy has been negatively impacted by COVID-19, and demand for some of our products and services have been reduced due to uncertainty and the economic impact of COVID-19. For example, customers in certain of the industries most impacted by COVID-19, have requested, and we expect will continue to request, relief to existing contracts or payment obligations, and the impact of those is uncertain. Furthermore, some customers are delaying payments owed to the Company while they address immediate financial crises in their operations due to COVID-19. In particular, in the media and entertainment industry, demand for the use of outdoor media equipment has been impacted due to restrictions on public gatherings. Until such restrictions improve, we expect that demand for certain of our clients’ products and services will be limited, and may not return to prior levels, and thus, may impact our financial results and operations.

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

Though management has been proactively managing through the current known impacts, if the situation further deteriorates or the outbreak results in further restriction on supply and demand factors, our cash flows, financial position and operating results for fiscal year 2020 and beyond will be negatively impacted. Neither the length of time nor the magnitude of the negative impacts can be presently determined.

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

Management’s plans with respect to the above is to continue its efforts towards responding to the changing economic landscape attributable to COVID-19, to continue to reduce costs, conserve cash, strengthen margins, and improve company-wide execution.  Specific actions already implemented by management include a reduction in force, a limited freeze on hiring, reduced work week, minimizing overtime, travel and entertainment, and contractor costs.  On April 7, 2020, the

Company implemented a cost reduction plan which included the termination of certain employees and elimination of certain costs.  Savings from this effort are estimated to be $2.5 million on an annual basis.

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

▪

On April 24, 2020, the Company completed a $6.0 million debt financing on a non-interest bearing convertible note with a 10% original issue discount.  The first tranche of $3.0 million was received on April 27, 2020, with an additional $3.0 million available seven months from the date of closing at the option of the Company conditioned upon meeting certain requirements which have been satisfied.  The note is repayable in twenty-two installments beginning three months after closing in cash or shares of the Company’s common stock.

▪

On March 1, 2021, the Company entered into a definitive agreement with an institutional investor for the purchase and sale of 1,497,006 shares of common stock at a purchase price of $6.68 in a registered direct offering priced At-The-Market under Nasdaq rules.  Total estimated proceeds are $9,250,000 after commissions and offering costs (see Note 16).

As a result of management’s cost reduction plans, the Company’s sources of liquidity and management’s most recent cash flow forecasts, management believes that the Company has sufficient liquidity to satisfy its anticipated cash requirements for at least the next twelve months. However, there can be no assurance that management’s cost reduction efforts will be effective, the forecasted cash flows will be achieved, or that external sources of financing, including the issuance of debt and/or equity securities, will be available at times and on terms acceptable to the Company, or at all.

Basis of Presentation

The accompanying financial statements have been prepared on an accrual basis of accounting in accordance with United States Generally Accepted Accounting Principles (“U.S. GAAP”), as set forth in the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”).

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of OSS, which include the acquisition of Concept Development Inc., its wholly-owned subsidiary, OSS GmbH, which also includes the acquisition of Bressner Technology GmbH.  Intercompany balances and transactions have been eliminated in consolidation.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosures of contingent assets, liabilities, and expenses at the date of the consolidated financial statements and during the reporting period.

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

Concentration Risks

At times, deposits held with financial institutions may exceed the amount of insurance provided by the Federal Deposit Insurance Corporation (“FDIC”) and Securities Investor Protection Corporation (“SIPC”), of which both provide basic deposit coverage with limits up to $250,000 per owner.  As of December 31, 2020, the Company had $4,816,433 in excess of the insurance limits.  The Company has not experienced any such losses in these accounts.  In Germany, the deposit insurance is €100,000 per bank, per customer.  Bressner has funds on deposit in both Euro and U.S. dollar denominations of €669,160 (US$818,256) with banks in excess of the insurance limits.

In the years ended December 31, 2020 and December 31, 2019, approximately 24%, and 41%, respectively, of net sales represent customers which are each greater than 10% of our consolidated annual revenue.  This concentration is with two customers, disguise and Raytheon.  As of December 31, 2020 and 2019, approximately 64% and 72%, respectively, of net trade accounts receivables represent customer balances which are each greater than 10% of our consolidated trade accounts receivable balance.  As a result of the recent worldwide economic impact attributable to COVID-19, disguise has been experiencing a slowdown in its business as the entertainment and media markets have been required to scale back or cancel large group gatherings.  As a result, during the year, we experienced delays in receipt of scheduled payments and agreed to requests during the year for a modified payment schedule.  Disguise has systematically paid down their outstanding balance and, as of March 2021, is current on their payments and outstanding balances are in accordance with pre-established credit policies and limits.

The Company made purchases from a certain supplier which represented greater than 10% of the Company’s vendor purchases on an annual basis.  This vendor represented approximately 18.3% and 11.0% of purchases for the years ended December 31, 2020, and 2019, respectively.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on deposit and money market accounts.  The Company considers all highly liquid temporary cash investments with an initial maturity of three months or less when acquired to be cash equivalents.  Management believes that the carrying amounts of cash equivalents approximate their fair value because of the short maturity period.

Accounts Receivable

Accounts receivable are presented at net realizable value.  This value includes an appropriate allowance for estimated uncollectible accounts to reflect any loss anticipated on the trade accounts receivable and unbilled receivables.   Unbilled receivables include cost and gross profit earned in excess of billings.  The allowance for doubtful accounts is an estimate to cover the losses resulting from the inability of customers to make payments on their outstanding balances and unbilled receivables.  In estimating the required allowance, management considers the overall quality and aging of the accounts receivable, specific customer circumstances, current economic trends, and historical experience with collections.  At December 31, 2020 and 2019, the allowance for doubtful accounts is $32,120 and $14,000, respectively.

Revenues earned in excess of related billings are recorded as an asset on the consolidated balance sheet as unbilled receivables.  Unbilled receivables as of December 31, 2020 and 2019 were $106 and $25,432, respectively.

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

Property and Equipment

Property and equipment, other than leasehold improvements, are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets, generally from two to seven years. Leasehold improvements are recorded at cost and are amortized using the straight-line method over the shorter of the remaining lease term or the estimated useful life of the related asset.  Tooling and test equipment includes capitalized labor costs associated with the development of the related tooling and test equipment.  Costs incurred for maintenance and repairs are expensed as incurred, and expenditures for major replacements and improvements are capitalized. Upon retirement or sale, the cost and related accumulated depreciation and amortization of disposed assets are removed from the accounts and any resulting gain or loss is included in other (expense) income, net.

Goodwill

Goodwill represents the excess of the purchase price paid over the fair value of the net assets acquired in business combinations. Goodwill is not amortized but is tested for impairment at least annually and when we deem that a triggering event has occurred.  The Company reviews goodwill for impairment annually on December 31st.  The Company completed its annual assessment for goodwill impairment and determined that goodwill is not impaired as of December 31, 2020 and no adjustment was required.

In April 2019, the Company performed an interim impairment test of goodwill, as a result of a short-fall in the actual overall financial performance of CDI as compared to plan, a recurring need for working capital, and a decrease in the Company’s stock price.  As a result of this interim evaluation, the Company recorded an impairment loss to goodwill of $1,697,394, which was charged to operating expenses during the year ended December 31, 2019.

Intangible Assets and Long-lived Assets

We evaluate our intangible and long-lived assets for impairment when events or circumstances arise that indicate our intangible and long-lived assets may be impaired. Indicators of impairment include, but are not limited to, a significant deterioration in overall economic conditions, a decline in our market capitalization, the loss of significant business, significant decreases in funding for our contracts, or other significant adverse changes in industry or market conditions. The Company completed its qualitative assessment for impairment in December 2020 and determined that there was no impairment as of December 31, 2020. Though there were indicators of impairment attributable to the COVID-19 pandemic that directly impacted our business, as a result of management’s cost containment efforts, raising cash, minimizing working capital requirements and a focus on profitability, during the year the Company improved its financial stability and thus determined that there is no impairment of its intangible and long-lived assets.  There can be no assurance; however, that market conditions will not change or demand for the Company’s products will continue, which could result in an impairment of intangible and long-lived assets in the future.

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

The carrying value of financial instruments including cash and cash equivalents, accounts receivable, and accounts payable and accrued expenses, and other liabilities approximate fair value due to the short-term nature of these instruments.  Assets and liabilities assumed in the acquisition of  the Ion software, Concept Development Inc., and Bressner Technology GmbH were recorded at fair value based upon the Company’s market assumptions which approximated carrying value (except for acquired intangible assets – Note 3) due to the short-term nature of the instruments.  The carrying amounts of the Company’s notes payable and Bressner’s existing lines of credit and notes payable approximate their fair values at the stated interest rates and are reflective of the prevailing market rates.

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

The Company’s performance obligations are satisfied over time as work is performed or at a point in time. The majority of the Company’s revenue is recognized at a point in time when products ship and control is transferred to the customer. The Company determines revenue recognition through the following steps: (i) identification of the contract with a customer; (ii) identification of the performance obligations in the contract; (iii) determination of the transaction price; (iv) allocation of the transaction price to the performance obligations in the contract; and (v) recognition of revenue when, or as, a performance obligation is satisfied.

The Company’s contracts are executed through a combination of written agreements along with purchase orders with all customers including certain general terms and conditions. Generally, purchase orders entail products, quantities and prices, which define the performance obligations of each party and are approved and accepted by the Company. The Company’s contracts with customers typically do not include extended payment terms. Payment terms vary by contract type and type of customer and generally range from 30 to 60 days from invoice. Additionally, taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction, that are collected by the Company from a customer and deposited with the relevant government authority, are excluded from revenue.

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

The Company recorded revenue from product sales that are held in vendor managed inventory under this agreement of $6,692,752 and $10,075,756 for the years ended December 31, 2020 and 2019, respectively. As of December 31, 2020 and 2019, $1,482,186 and $459,893 respectively, of product sold through those dates were held by the Company in the vendor management program.

Revenues on certain fixed-price contracts where we provide engineering services, prototypes and completed products are recognized based upon milestones delivered that are provided during the period and compared to milestone goals to be provided over the entire contract. These services require that we perform significant, extensive and complex design, development, modification or implementation of our customers’ systems. Performance will often extend over long periods of time, and our right to receive future payment depends on our future performance in accordance with the agreement.  If changes occur in delivery, productivity or other factors used in developing the estimates of costs or revenues, we revise our cost and revenue estimates, which may result in increases or decreases in revenues and costs, and such revisions are reflected in earnings in the period in which the revision becomes known.

The Company’s operating segment revenues disaggregated by primary geographic market, which is determined based on a customer’s geographic location, for the years ended December 31, 2020 and 2019 is as follows:

	For the Year Ended December 31, 2020			For the Year Ended December 31, 2019
Entity:	Domestic	International	Total	Domestic	International	Total
Customized computers and flash arrays	$21,698,400	$10,611,133	$32,309,533	$19,436,784	$18,081,290	$37,518,074
In-flight entertainment & connectivity	1,123,664	216,821	1,340,485	2,030,596	506,738	2,537,334
Value-added reseller with minimal customization	92,511	18,152,859	18,245,370	473,489	17,779,122	18,252,611
	$22,914,575	$28,980,813	$51,895,388	$21,940,869	$36,367,150	$58,308,019

Warranty Reserve

The Company offers product warranties that extend for one or two years from the date of sale. Such warranties are considered assurance-type warranties; therefore, they would not be deemed to be a separate performance obligation under ASC 606.  Such warranties require the Company to repair or replace defective product returned to the Company during the warranty period at no cost to the customer. The Company records an estimate for warranty‑related costs based on its historical and estimated future product return rates and expected repair or replacement costs (Note 7).

While such costs have historically been within management’s expectations and the provisions established, unexpected changes in failure rates could have a material adverse impact on the Company, requiring additional warranty reserves and could adversely affect the Company’s gross profit and gross margins.

The Company offers customers extended warranties beyond the standard one-year warranty on the product.  The extended warranties are considered service-type warranties and would be considered as a separate performance obligation under ASC 606.  The Company is the primary obligor and, revenue is recognized on a gross basis ratably over the term of the extended warranty.  The customer can purchase extended warranties from one to five years, in the bronze, silver or gold categories.  This entails hardware repair or replacement, shipping methods on how the warranties will be returned / delivered, response times and hours of operations to receive support.  The amount of warranties sold for years ended December 31, 2020 and 2019 were $373,847 and $377,768, respectively.

The revenue that was recognized for the warranties sold for the years ended December 31, 2020 and 2019 were $401,915 and $392,532, respectively. The Company does have recourse with some of its suppliers that offer more than a one-year guarantee on parts, but this is not standard.  The few that offer greater than a year warranty, the Company may be able to recover the cost of the part from the manufacturer for the failed part.  The amounts of these costs vary in a wide range, but are not material, due to the infrequency of failure.  As of December 31, 2020 and 2019, deferred revenue totaled $407,768 and $394,571, respectively.  The Company expects to recognize $407,768 of unearned revenue amounts from 2020 through 2024.

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

OSS GmbH operates as an extension of OSS’ domestic operations.  The functional currency of OSS GmbH is the Euro. Transactions denominated in currencies other than the functional currency are remeasured to the functional currency at the average exchange rate in effect during the period.  At the end of each reporting period, monetary assets and liabilities are remeasured using exchange rates in effect at the balance sheet date. Non-monetary assets and liabilities are remeasured at historical exchange rates. Consequently, changes in the exchange rates of the currencies may impact the translation of the foreign subsidiaries’ statements of operations into U.S. dollars, which may in turn affect our consolidated statement of operations. The resulting foreign currency translation adjustments are recorded as a separate component of accumulated other comprehensive income (loss) in the consolidated balance sheets.

Derivative Financial Instruments

We employ derivatives to manage certain currency market risks through the use of foreign exchange forward contracts. We do not use derivatives for trading or speculative purposes. Our derivatives are designated as a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (cash flow hedge). We hedge a portion of the exchange risk involved in anticipation of highly probable foreign currency-denominated transactions. In anticipation of these transactions, we enter into foreign exchange contracts to provide currency at a fixed rate. As of December 31, 2020 and 2019, Bressner had no foreign exchange contract outstanding.

Unrealized gains on derivatives designated as cash flow hedges are recorded at fair value as assets, and unrealized losses on derivatives designated as cash flow hedges are recorded at fair value as liabilities. For derivative instruments designated as cash flow hedges, the effective portion is reported as a component of accumulated OCI until reclassified into interest expense in the same period the hedged transaction affects earnings. The gain or loss on the ineffective portion is recognized as “Other (expense) income, net” in the consolidated statements of operations in each period.

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

All transactions in which goods or services are the consideration received for the issuance of equity instruments to non-employees are accounted for based on the equivalent fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable on the grant date.  The measurement date used to determine the estimated fair value of the equity instrument issued is the earlier of the date on which the third-party performance is complete or the date on which it is probable that performance will occur.

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

Amortization of the debt discounts are calculated using the straight-line method over the term of the applicable notes which approximates the effective interest method and are recorded in interest expense in the accompanying consolidated statements of operations. Amortization of debt discounts of $376,006 and $21,303 was recognized as interest expense for the years ended December 31, 2020 and 2019, respectively.

Advertising Costs

Advertising costs are expensed as incurred and included in marketing and selling expense in the accompanying consolidated statements of operations.  Advertising costs for the years ended December 31, 2020 and 2019 were $377,105 and $352,080, respectively.

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

The Company files income tax returns in the U.S. federal jurisdiction, California and various other state jurisdictions, and Germany.  The Company has elected to treat the tax effect of Global Intangible Low Tax Income (“GILTI”) as a current-period expense when occurred.  The Company does not foresee material changes to its gross liability of uncertain tax positions within the next twelve months.

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

In addition, the CARES Act raises the corporate charitable deduction limit to 25% of taxable income and makes qualified improvement property generally eligible for 15-year cost-recovery and 100% bonus depreciation. The enactment of the CARES Act resulted in two adjustments to our income tax provision for the year ended December 31, 2020, relating to a projected 2018 NOL utilization and tax benefits from NOL carrybacks. We have recorded a benefit of $41,561 in our income tax provision for the year ended December 31, 2020 related to the CARES Act.

Interest Expense

Interest expense consists primarily of interest associated with the Company’s issued debt including the amortization of debt discounts.  The Company recognizes the amortization of debt discounts and the amortization of interest costs using a straight-line method which approximates the effective interest method.

Net Loss Per Share

Basic net loss per share is calculated by dividing net loss by the weighted-average common shares outstanding during the period.  Diluted net loss per share is calculated by dividing the net loss by the weighted-average shares and dilutive potential common shares outstanding during the period. Dilutive potential shares consist of dilutive shares issuable and the exercise or vesting of outstanding stock options, restricted stock units and warrants, respectively, computed using the treasury stock method. During a period where a net loss is incurred, dilutive potential shares are excluded from the computation of dilutive net loss per share, as inclusion is anti-dilutive.

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

Recently Implemented Accounting Pronouncements

In September 2018, the FASB issued ASU No. 2018-07, Stock-based Compensation: Improvements to Nonemployee Share-based Payment Accounting, which amends the existing accounting standards for share-based payments to nonemployees. This ASU aligns much of the guidance on measuring and classifying nonemployee awards with that of awards to employees. Under the new guidance, the measurement of nonemployee equity awards is fixed on the grant date. This ASU became effective for the year ended December 31, 2020 (and interim periods in 2021).  ASU 2018-07 did not materially impact the Company’s consolidated financial statements.

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

  In July 2017, the FASB issued Accounting Standards Update No. 2017-11, Accounting for financial instruments with down rounds features (“ASU 2017-11”), which addressed (I) accounting for certain financial instruments with down round features, and (II) replacement of the indefinite deferral for mandatorily redeemable financial instruments of certain nonpublic entities and certain mandatorily redeemable non-controlling interests with a scope exception. The main provisions of Part I of ASU 2017-11 is to change the classification analysis of certain equity-linked financial instruments and embedded features with down round features. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. The amendments also clarify existing disclosure requirements for equity-classified instruments. As a result, a freestanding equity-linked financial instrument or embedded conversion option no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down round feature. For freestanding equity classified financial instruments, the amendments require entities that present earnings per share (EPS) to recognize the effect of the down round feature when it is triggered. That effect is treated as a dividend and as a reduction of income available to common shareholders in basic EPS. Under previous US GAAP, the existence of down round features often result in an accounting conclusion that the evaluated feature or instrument is not indexed to the entity’s own stock, which results in classification as a derivative liability. ASU 2017-11 was adopted early by the Company on April 1, 2020, with no adjustments. The Company’s April 2020 convertible note payable described in Note 8 possesses down round features.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), an amendment to the guidance on income taxes, which is intended to simplify the accounting for income taxes. The amendment eliminates certain exceptions related to the methodology for calculating income taxes on an interim period, the approach for intraperiod tax allocation, and the recognition of deferred tax liabilities for outside basis differences. The amendment also clarifies existing guidance related to the recognition of franchise tax, the evaluation of a step up in the tax basis of goodwill, and the effects of enacted changes in tax laws or rates in the effective tax rate computation, among other clarifications. The effective date of the standard is annual periods beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022, with early adoption permitted. The Company elected to early adopt ASU 2019-12 prospectively as of July 1, 2020, which did not have a material impact on the consolidated financial statements, except for the elimination of the rule that limited the interim tax benefit to the tax benefit expected for the year. The early adoption resulted in the Company recording an additional interim tax benefit of $446,099 for the three months ended September 30, 2020.  The adoption did not impact the Company’s annual income tax benefit or expense for the year ended December 31, 2020 or the amount of net deferred income tax assets as of December 31, 2020. The Company made the election to early adopt because, consistent with the FASB, it believes that it will reduce the time and cost associated with income tax accounting and reporting, while not adversely altering the information provided to stakeholders on an interim basis.

NOTE 3 – LONG LIVED INTANGIBLE ASSETS

Concept Development Inc.

On August 31, 2018, the Company acquired 100% of the outstanding common stock of Concept Development Inc. (“CDI”).  The Company paid cash of $646,759 and issued 1,266,364 shares of the Company’s common stock to the CDI Stockholder for 100% of CDI outstanding common stock. The fair value assigned to the shares of common stock was $4,194,673, which was based upon the closing price of OSS’ stock on August 31, 2018 of $3.63 less a discount of 8.75% for lack of marketability for a one-year period.

This transaction was accounted for using the acquisition method pursuant to ASC Topic 805, Business Combinations. Accordingly, goodwill was measured as the excess of the total consideration over the amounts assigned to the identifiable assets acquired and liabilities assumed.

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

 Additionally, as a result of a short-fall in the actual overall financial performance of CDI as compared to plan, a recurring need for working capital, and a decrease in the Company’s stock price, the Company performed an interim test of impairment of goodwill as there was indication that the carrying value of the assets may not be recoverable.  To evaluate whether goodwill is impaired, the Company compares the estimated fair value of CDI to CDI’s carrying value, including goodwill.  The Company determined that the carrying value of CDI exceeded its estimated fair value thereby requiring the measurement of the impairment loss.  After consideration of the results of an additional third-party appraisal, it was determined by management that the goodwill associated with CDI was impaired by $1,697,394.  As a result, the Company recognized a charge to operating expenses which is included in the 2019 accompanying consolidated statements of operations.

Definite lived intangible assets related to acquisitions are as follows as of December 31, 2020:
	Expected Life	Remaining Months	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Customer lists and relationships	36 to 60 months	10 to 32 months	$2,084,515	$(1,578,178)	$506,337
Drawings and technology	36 months	0 months	760,207	(760,207)	-
Trade name, trademarks & other	24 to 36 months	10 months	447,274	(355,742)	91,532
Non-compete	36 months	10 months	246,797	(182,409)	64,388
			$3,538,793	$(2,876,536)	$662,257

Definite lived intangible assets related to acquisitions are as follows as of December 31, 2019:
	Expected Life	Remaining Months	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Customer lists and relationships	36 to 60 months	22 to 44 months	$2,084,515	$(1,109,681)	$974,834
Drawings and technology	36 months	0 months	760,207	(760,207)	-
Trade name, trademarks & other	24 to 36 months	8 to 22 months	447,274	(217,570)	229,704
Non-compete	36 months	22 months	246,797	(105,143)	141,654
			$3,538,793	$(2,192,601)	$1,346,192

The amortization expense of the definite lived intangible assets for the years remaining is as follows:

2021	2022	2023	Total
$556,872	$63,231	$42,154	$662,257

Amortization expense recognized during the year ended December 31, 2020 and 2019 was $683,935 and $984,065, respectively.

NOTE 4 – ACCOUNTS RECEIVABLE

Accounts receivable, net consists of the following at December 31:

	December 31,	December 31,
	2020	2019
Accounts receivable	$7,491,397	$11,655,725
Unbilled receivables	106	25,432
	7,491,503	11,681,157
Less: allowance for doubtful accounts	(33,120)	(14,000)
	$7,458,383	$11,667,157

Unbilled receivables include amounts associated with percentage of completion and milestone billing accounting, which includes cost and gross profit earned in excess of billing, not currently billable due to contractual provisions.  The provision for bad debt expense related to accounts receivable was $20,000 and $7,263 for the years ended December 31, 2020 and 2019, respectively.

NOTE 5 – INVENTORIES

Inventories, net consist of the following at December 31:

	December 31,	December 31,
	2020	2019
Raw materials	$5,210,327	$2,478,882
Sub-assemblies	255,699	1,857,004
Work-in-process	407,328	493,276
Finished goods	4,424,603	3,087,529
	10,297,957	7,916,691
Less: reserves for obsolete and slow-moving inventories	(650,453)	(547,335)
	$9,647,504	$7,369,356

NOTE 6 – PROPERTY AND EQUIPMENT

Property and equipment, net consists of the following at December 31:

	December 31,	December 31,
	2020	2019
Computers and computer equipment	$748,392	$633,546
Furniture and office equipment	329,725	340,801
Manufacturing equipment and engineering tools	2,710,784	2,501,020
Software implementation	2,203,484	1,709,125
Leasehold improvements	943,194	892,097
Vehicles	4,315	-
	6,939,894	6,076,589
Less: accumulated depreciation and amortization	(3,452,716)	(2,508,025)
	$3,487,178	$3,568,564

During the years ended December 31, 2020 and 2019, the Company incurred $922,597 and $671,223 of depreciation and amortization expense related to property and equipment, respectively.

NOTE 7 – ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consist of the following at December 31:

	December 31,	December 31,
	2020	2019
Accrued compensation and related liabilities	$932,988	$1,621,177
Deferred revenue and customer deposits	1,096,672	1,260,126
Warranty reserve	425,636	424,011
Deferred rent	312,909	373,354
Other accrued expenses	713,239	928,764
	$3,481,444	$4,607,432

NOTE 8 – DEBT

Bank Lines of Credit

Bressner Technology GmbH has two revolving lines of credit with German institutions totaling €2,200,000 (US$2,690,184).  Borrowing under the lines of credit bear interest at a variable rate of Euribor plus a stated rate.  The current rates for the lines of credit are 3.89% and 4.0%. One million euros of the credit line expires in January 2024, with the remaining balance being open indefinitely or until occurrence of a defined change of control event.  There were no outstanding line of credit balances as of December 31, 2020 and 2019.

Foreign Debt Obligations

Bressner Technology GmbH has three term loans outstanding as of December 31, 2020 with a total balance outstanding of €1,066,446 (US$1,304,063) as follows:

On April 9, 2020, Bressner converted €500,000 of its line of credit from UniCredit Bank to a one year term loan at 1.9% interest with a balloon payment of principal and interest due upon maturity.  The balance outstanding as of December 31, 2020 is €500,000 (US$611,406);

Bressner entered into a note payable in June 2019 in the amount of €500,000 (US$586,189) which bears interest at 1.70% and matured on June 25, 2020 with a balloon payment of principal and interest.  This loan was subsequently extended to June 18, 2021, with an interest rate of 1.87% The amount outstanding as of December 31, 2020 and 2019 is €500,000 (US$611,406) and €508,679 (US$571,095), respectively;

Bressner entered into a note payable in April 2019 in the amount of €500,000 (US$586,189) which bears interest at 2.25% and matures on March 30, 2021 with monthly payments of principal and interest of €22,232 (US$24,960). The balance outstanding as of December 31, 2020 and 2019 is €66,446 (US$81,251) and €328,525 (US$368,835), respectively;

Bressner entered into a note payable in September 2019 in the amount of €300,000 (US$336,810) which bore interest at 1.65% and matured on March 24, 2020, with a balloon payment of principal and interest.  The outstanding balance was paid in full as of March 31, 2020.  At December 31, 2019, the outstanding balance was €301,650 (US$338,663); and

Bressner entered into a note payable in September 2017, in the amount of €400,000 (US$436,272) which bore interest at 2.125% and matured on January 31, 2020 and has been paid in full.  Quarterly principal payments of €25,000 (US$28,068) were due in January, April, July and November of 2019.  The balance outstanding as of December 31, 2019 was €25,000 (US$28,068).

Notes Payable

In April 2019, the Company borrowed $350,000 from three individuals for a two-year period at an interest rate of 9.5% which requires the Company to make monthly principal and interest payments of $16,100 per month.  These loans are secured by the assets of the Company.  In connection with these loans, the Company issued to the noteholders warrants to purchase shares of the Company’s common stock equal to 10% of the original principal at a price per share equal to $2.15 per share.  Accordingly, the Company issued to the noteholders warrants to purchase 16,276 shares of the Company’s common stock at an exercise price of $2.15 per share. The relative fair value of each warrant was $0.90.  The relative fair value of warrants was estimated using Black-Scholes with the following weighted-average assumptions: fair value of the Company’s common stock at issuance of $2.15 per share; five year contractual term; 44.60% volatility; 0.0% dividend rate; and a risk-free interest rate of 2.307%.  The total relative fair value of the warrants issued is $14,037.  The balance outstanding as of December 31, 2020 and 2019 is $63,188 and $241,054, respectively.

Notes Payable – Related Parties

In April 2019, the Company borrowed $1,150,000 from three individuals who serve on the Company’s board of directors for a two year period at an interest rate of 9.5% which requires the Company to make monthly principal and interest payments of $52,900 per month.  These loans are secured by the assets of the Company.  In connection with these loans, the Company issued to the noteholders warrants to purchase shares of the Company’s common stock equal to 10% of the original principal at a price per share equal to $2.15 per share.  Accordingly, the Company issued to the noteholders warrants to purchase 53,490 shares of the Company’s common stock at an exercise price of $2.15 per share. The relative fair value of each warrant was $0.90.  The relative fair value of warrants was estimated using Black-Scholes with the following weighted-average assumptions: fair value of the Company’s common stock at issuance of $2.15 per share; five year contractual term; 42.60% volatility; 0.0% dividend rate; and a risk-free interest rate of 2.3067%.  The relative fair value of warrants issued is $46,121. The balance outstanding as of December 31, 2020 and 2019 is $206,669 and $791,170, respectively.

Paycheck Protection Program Loan

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

Under the original rules, all or a portion of the PPP Loan may be forgiven by the SBA and lender upon application by the Company beginning 60 days but not later than 120 days after loan approval and upon documentation of expenditures in accordance with the SBA requirements. Under the CARES Act, loan forgiveness is available for the sum of documented payroll costs, covered rent payments, and covered utilities during the eight-week period beginning on the date of loan approval. For purposes of the CARES Act, payroll costs exclude compensation of an individual employee in excess of $100,000, prorated annually. Not more than 25% of the forgiven amount may be for non-payroll costs. Forgiveness is reduced if full-time headcount declines, or if salaries and wages for employees with salaries of $100,000 or less annually are reduced by more than 25%. In the event the PPP Loan, or any portion thereof, is forgiven pursuant to the PPP, the amount forgiven is applied to outstanding principal.

However, the original rules governing loans granted under the PPP have been subsequently updated.  The time period to spend the received funds has been extended from the original eight weeks to twenty-four weeks.  Payroll is only required to be 60%, and the commencement date for the repayment has also been extended accordingly.  The Company has submitted an application with the lender to forgive the PPP Loan, in accordance with SBA Procedural Notice, Control No. 5000-20057, effective as of October 2, 2020 and is awaiting notice of receipt of forgiveness.  Because the Company expects the PPP loan to be forgiven in full, all related amounts have been presented as noncurrent liabilities.

Senior Secured Convertible Note:

On April 20, 2020, the Company entered into a Securities Purchase Agreement with an institutional investor, providing for the issuance of the Company’s Senior Secured Convertible Promissory Notes with a principal face amount of up to $6,000,000.   The notes are, subject to certain conditions, convertible into shares of the Company’s common stock, par value $0.0001 per share, at an initial conversion price per share of $2.50. The notes will be issued with a 10% original issue discount.

At the initial closing of this offering, the Company issued notes of $3,000,000, and can consummate additional closings of up to $3,000,000, subject to the prior satisfaction of certain closing conditions which have been satisfied. The initial investor purchased the notes for an aggregate purchase price of $2,700,000 at the initial closing.  The notes bear no interest rate (except upon event of default) and, unless earlier converted or redeemed, will mature on April 1, 2022.

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

Commencing July 1, 2020, the Company has made monthly amortization payments equal to 1/22nd of the initial principal, any accrued and unpaid interest and late charges and any deferred or accelerated amount, of such note, which may be satisfied in cash at a redemption price equal to 105% of such installment amount (110% of such installment amount on notes issued at additional closings).  As of December 31, 2020, the holder has elected to defer receipt of three installment payments as allowed per the agreement.

Subject to the satisfaction of certain equity conditions set forth in the notes, installment amounts may be satisfied in shares of our common stock, with such installment conversion at a conversion price equal to the lower of (i) the conversion price then in effect and (ii) the greater of (x) the floor price of $1.00 (80% of the Nasdaq market price at date of purchase agreement) and (y) the lower of (I) 82.5% the volume weighted average price of our common stock on the trading day immediately before the applicable installment date and (II) 82.5% of the quotient of (A) the sum of the volume weighted average price of our common stock for each of the three (3) trading days with the lowest volume weighted average price of our common stock during the twenty (20) consecutive trading day period ending and including the trading day immediately prior to the applicable installment date, divided by (B) three (3). Shares of our common stock to be issued with respect to any such installment will be pre-delivered on the second trading day after the applicable installment notice date (as defined in the notes) with a true-up on the applicable installment date. The market value of any installment amount below the floor price will be cash settled on the applicable installment date.

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

The original issue discount of 10% on the Senior Secured Convertible Note was recorded as a debt discount, decreasing the note payable.  This debt discount is amortized to interest expense using the effective interest rate method over the term of the loan.  For the year ended December 31, 2020, total debt discount amortization was $168,395, and such amount is included in interest expense in the accompanying consolidated statements of operations.

Debt issuance costs in the amount of $316,274 related to this indebtedness were deducted from the face value of the note.  Such costs are amortized to interest expense using the effective interest rate method over the term of the loan.  Total debt issuance costs amortized during the year ended December 31, 2020 was $177,530, and such amount is included in interest expense in the accompanying consolidated statements of operations.

Debt Discount

The relative fair value of warrants issued in connection with the notes payable described above were recorded as debt discount, decreasing notes payable and related-party notes payable and increasing additional paid-in-capital on the accompanying consolidated balance sheets.  The debt discounts are being amortized to interest expense over the term of the corresponding notes payable using the straight-line method which approximates the effective interest method.

For the years ended December 31, 2020 and 2019, total debt discount amortization was $30,079 and $21,303, respectively, and such amounts are included in interest expense in the accompanying consolidated statements of operations.

A summary of outstanding debt obligations as of December 31, 2020 is as follows:

Loan Description	Current Interest Rate	Maturity Date	Balance (€)	Balance ($)	Current Portion	Long-term Portion
Domestic:
Notes payable - third party	9.50%	April-21	€-	$63,188	$63,188	$-
Related party notes payable	9.50%	April-21	-	206,669	206,669	-
Convertible senior secured note	10% OID	April-22	-	2,590,908	2,045,454	545,454
PPP loan	1.00%	April-22	-	1,499,360	-	1,499,360
			€-	$4,360,125	$2,315,311	$2,044,814
Foreign:
Uni Credit Bank AG	1.87%	June-21	€500,000	$611,406	$611,406	$-
Uni Credit Bank AG	2.25%	March-21	66,446	81,251	81,251	-
Uni Credit Bank AG	1.90%	April-21	500,000	611,406	611,406	-
			€1,066,446	$1,304,063	$1,304,063	$-
				$5,664,188	$3,619,374	$2,044,814

Outstanding debt obligations as of December 31, 2020 consist of the following:

Year Ended December 31, 2020	Related Parties	Third Parties	Convertible Note	PPP Loan	Foreign	Total
Current portion:
Principal	$206,669	$63,188	$2,045,454	$-	$1,304,063	$3,619,374
Less discount	(6,726)	(2,047)	(124,738)	-	-	(133,511)
Less loan origination costs	-	-	(131,504)	-	-	(131,504)
Net liability	$199,943	$61,141	$1,789,212	$-	$1,304,063	$3,354,359

Long-term portion:
Principal	$-	$-	$545,454	$1,499,360	$-	$2,044,814
Less discount	-	-	(6,867)	-	-	(6,867)
Less loan origination costs	-	-	(7,240)	-	-	(7,240)
Net liability	$-	$-	$531,347	$1,499,360	$-	$2,030,707

Total:
Principal	$206,669	$63,188	$2,590,908	$1,499,360	$1,304,063	$5,664,188
Less discount	(6,726)	(2,047)	(131,605)	-	-	(140,378)
Less loan origination costs	-	-	(138,744)	-	-	(138,744)
Net liability	$199,943	$61,141	$2,320,559	$1,499,360	$1,304,063	$5,385,066

Total future payments under the notes payable and related notes payable described above as of December 31, 2020 are as follows:

Year Ending December 31,	Related Parties	Third Parties	Convertible Note	PPP Loan	Foreign	Total	Discount / Loan Original Costs
2021	$206,669	$63,188	$2,045,454	$-	$1,304,063	$3,619,374	$(265,015)
2022	-	-	545,454	1,499,360	-	2,044,814	(14,107)
Total minimum payments	206,669	63,188	2,590,908	1,499,360	1,304,063	5,664,188	(279,122)
Current portion of notes payable	(206,669)	(63,188)	(2,045,454)	-	(1,304,063)	(3,619,374)	265,015
Notes payable, net of current portion	$-	$-	$545,454	$1,499,360	$-	$2,044,814	$(14,107)

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

Preferred Stock

Preferred Stock may be issued from time to time in one or more series, each of these series to have such terms as stated or expressed in resolutions providing for the issue of such series adopted by the Board of Directors. There is no outstanding preferred stock.

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

Stock Options

The Company maintained a stock option plan that was established in 2000 (“2000 Plan”).  In November 2008, the Company increased the maximum number of shares of the Company's common stock that were issuable under the 2000 Plan to 3,000,000 shares of the Company's common stock.  The 2000 Plan has expired, and no future grants may be awarded under the 2000 Plan.

In December 2011, the Company adopted a stock option plan (“2011 Plan”) under which the Company may issue up to 1,500,000 shares of the Company’s common stock and, as of December 31, 2020, the Company had 240,000 shares of common stock remaining unissued under the 2011 Plan. The 2011 Plan was terminated by the Board of Directors on October 10, 2017, and accordingly, no shares are available for issuance under the 2011 Plan. The 2011 Plan will continue to govern outstanding awards granted thereunder.

In December 2015, the Company adopted a stock option plan (“2015 Plan”) under which the Company may issue up to 1,500,000 shares of the Company’s common stock and, as of December 31, 2020, the Company had 790,000 shares of common stock remaining unissued under the 2015 Plan. The 2015 Plan was terminated by the Board of Directors on October 10, 2017, and accordingly, no shares are available for issuance under the 2015 Plan. The 2015 Plan will continue to govern outstanding awards granted thereunder.

The terms of the 2011 Plan and 2015 Plan provided for the grant of incentive options to employees and non-statutory options to employees, directors and consultants of the Company.

The Board of Directors adopted the 2017 Equity Incentive Plan on October 10, 2017 (the “2017 Plan”). The 2017 Plan allows for the grant of a variety of equity vehicles to provide flexibility in implementing equity awards, including incentive stock options, non-qualified stock options, restricted stock grants, unrestricted stock grants and restricted stock units and stock bonuses and performance-based awards.  On December 18, 2017, the Company stockholders approved the “2017 Plan” under which the Company may issue up to 1,500,000 shares of the Company’s common stock.  The Company has 26,235 shares of common stock remaining unissued under the 2017 Plan.

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

Effective June 24, 2020, the Company entered into an employment agreement with Mr. Raun to serve as the Company’s president and chief executive officer. Pursuant to the terms of the employment agreement, Mr. Raun is entitled to receive 412,125 restricted stock units (“RSUs”) that shall vest over three years, with one third of the RSUs vesting following the one-year anniversary of the date of grant, and the remaining RSUs vesting in four equal installments, commencing six months after the one-year anniversary of the date of grant and every six months thereafter until fully vested; and 412,125 Incentive Stock Options (“ISOs”) pursuant to the Company’s 2017 Equity Incentive Plan, whereby the exercise price for the ISOs shall be no less than the fair market value of the Company’s common stock at the date of grant, ($2.14).

The ISOs shall vest at the end of each the second and fourth quarters, the price of the Company’s common stock as of the end of quarter two or quarter four, as applicable, shall be determined using the ten-day trailing volume weighted average price (“VWAP”) after reporting of quarter two and quarter four earnings, as applicable.  The date of each such determination shall be referred to as a “Determination Date.”  If on any Determination Date the Company’s stock price has increased from the prior Determination Date, then a portion of the ISOs shall become vested.  The number of ISOs that shall become vested on a Determinate Date is determined as follows:  ((Price at Determination Date – Price at prior Determination Date) x 100) * 1,177.52 = Vested ISOs.  If on any Determination Date the Company’s stock price is $5.50 per share, all ISOs shall immediately become vested.

In the event that Mr. Raun’s employment agreement is terminated for a reason other than “good cause” or for “good reason”, Mr. Raun, upon executing an effective waiver and release of claims, unvested RSUs shall accelerate so that an additional twelve (12) months of RSUs shall vest from the termination date.

A summary of stock option activity under the plans during the years ended December 31, 2020 and 2019 are as follows:

	Stock Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2019	2,018,747	$1.13	4.08	$2,013,516
Granted	106,000	$2.14
Forfeited / Canceled	(62,000)	$2.04
Exercised	(376,303)	$0.46
Outstanding at December 31, 2019	1,686,444	$1.13	4.84	$2,013,516
Granted	432,125	$2.17
Forfeited / Canceled	(38,197)	$2.32
Exercised	(760,105)	$0.88
Outstanding at December 31, 2020	1,320,267	$1.81	6.43	$2,889,274
Exercisable at December 31, 2020	842,871	$1.56	4.81	$2,060,542
Vested and expected to vest at December 31, 2020	1,305,945	$1.81	6.40	$2,864,412

The following table summarizes information about common stock options outstanding as of December 31, 2020:

		Stock Options Outstanding			Stock Options Exercisable
Plan	Exercise Price Range	Number of Shares Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number of Shares Exercisable	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
2011	$0.46-$0.80	309,895	2.15	$0.63	309,895	2.15	$0.63
2015	$1.78-$1.95	424,610	6.00	$1.74	423,881	6.00	$1.74
2017	$2.14-$4.09	585,762	9.01	$2.49	109,095	7.73	$3.48
		1,320,267			842,871

The following table presents details of the assumptions used to calculate the weighted-average grant date fair value of common stock options granted by the Company:

	For the Year Ended December 31,
	2020	2019
Expected term (in years)	5.04	4.6 - 5.9
Expected volatility	43.5 - 47.8%	43.7 - 44.4%
Risk-free interest rate	0.33%	2.30 - 2.49%
Weighted average grant date fair value per share	$0.83	$1.09
Grant date fair value of options vested	$554,575	$706,417
Intrinsic value of options exercised	$2,370,491	$559,237

As of December 31, 2020, the amount of unearned stock-based compensation estimated to be expensed from 2020 through 2029 related to unvested common stock options is $325,414, net of estimated forfeitures. The weighted-average period over which the unearned stock-based compensation is expected to be recognized is 2.18 years.

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

Exercise of Stock Options

During the year ended December 31, 2020, the Company issued 314,236 shares of common stock for proceeds of $86,892 in cash related to the exercise of stock options.  Of the total shares issued, 240,381 shares of common stock were issued as a cashless exercise of stock options.

During the year ended December 31, 2019, the Company issued 350,587 shares of common stock for proceeds of $47,334, in cash related to the exercise of stock options.  Of the total shares issued, 273,600 shares of common stock were issued as a cashless exercise of stock options.

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

The Company’s restricted stock unit activity for the years ended December 31, 2020 and 2019 is as follows:

	Restricted Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at January 1, 2019	173,335	$4.13
Granted	167,500	$2.43
Vested	(116,665)	$(3.86)
Canceled	(7,500)	$(2.34)
Unvested at December 31, 2019	216,670	$3.02
Granted	554,251	$2.63
Vested	(151,251)	$3.16
Canceled	(43,748)	$2.43
Unvested at December 31, 2020	575,922	$2.65

During the year ended December 31, 2020, the Company issued 123,440 restricted stocks units, net of 27,811 units retained for income tax purposes.  As of December 31, 2020, there was $918,475 of unrecognized compensation cost related to unvested restricted stock units which is expected to be recognized over a weighted average period of 2.22 years.

Stock-based compensation expense for the years ended December 31, 2020 and 2019 was comprised of the following:

	For the Year Ended December 31,
Stock-based compensation classified as:	2020	2019
General and administrative	$556,935	$469,714
Production	65,631	70,243
Marketing and selling	65,580	59,486
Research and development	36,232	50,026
	$724,378	$649,469

Warrants

  In connection with the issuance of notes payable and related notes payable in April 2019, the Company issued warrants to debt holders’ share of common stock at an exercise price of $2.15 per share.  See Note 8.

The following table summarizes the Company’s warrant activity during the years ended December 31, 2020 and 2019:

	Number of Warrants	Weighted Average Exercise Price
Warrants outstanding – January 1, 2019	578,996	$4.32
Warrants granted	69,766	$2.15
Warrants exercised	(17,815)	$1.40
Warrants outstanding – December 31, 2019	630,947	$4.16
Warrants granted	-	$-
Warrants exercised	(125,001)	$0.76
Warrants outstanding – December 31, 2020	505,946	$5.00

NOTE 10 – EMPLOYEE BENEFIT PLAN

The Company has a 401(k) retirement plan. Under the terms of the plan, eligible employees may defer up to 20% of their pre-tax earnings, subject to the Internal Revenue Service annual contribution limit. Additionally, the plan allows for discretionary matching contributions by the Company.  In 2020 and 2019, the matching contributions were 100% of the employee's contribution up to a maximum of 5% of the employee’s annual compensation.  During the years ended December 31, 2020 and 2019, the Company contributed $124,993 and $376,878, respectively to the 401(k) Plan.  As of May 2020, the Company suspended matching contributions to the 401(k) as part of its cost containment program.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Legal

We are subject to litigation, claims, investigations, and audits arising from time to time in the ordinary course of our business.

On September 29, 2020, the Company’s former Chief Executive Officer, Stephen D. Cooper, commenced an action entitled Stephen D. Cooper v. One Stop Systems, Inc. et al, in San Diego County Superior Court, Case No. 37-2020-00034492-CU-BC-CTL.  Mr. Cooper alleges claims for (1) breach of written contract and (2) violation of California Labor Code Sections 201 and 203 in connection with the Company’s alleged failure to pay unpaid wages and an earned bonus following the Company’s termination of Mr. Cooper’s employment with the Company in February 2020. Mr. Cooper seeks unspecified compensatory damages and statutory penalties.

The Company has denied Mr. Cooper’s allegations. On December 8, 2020, the Company filed a cross-complaint (“Cross Complaint”) against Mr. Cooper for (1) breach of contract (in connection with a binding commitment letter and Mr. Cooper’s employment agreement), (2) intentional misrepresentation, (3) negligent misrepresentation, and (4) breach of fiduciary duty. The Company is seeking compensatory damages, punitive damages, pre-judgment interest, attorneys’ fees, and the cost of suit incurred in connection with Mr. Cooper’s complaint and the Cross Complaint. The Company intends to vigorously defend all allegations.

Guarantees and Indemnities

The Company has made certain indemnities, under which it may be required to make payments to an indemnified party, in relation to certain transactions.  The Company indemnifies its directors, officers, employees and agents to the maximum extent permitted under the laws of the State of Delaware.  In connection with its facility lease, the Company has indemnified its lessor for certain claims arising from the use of the facilities.  Also, in connection with the terms of Bressner’s credit agreements (Note 8), the Company has agreed to indemnify its lender and others related to the use of the proceeds and other matters.  The duration of the indemnities varies, and in many cases is indefinite.  These indemnities do not provide for any limitation of the maximum potential future payments the Company could be obligated to make.  Historically, the Company has not been obligated to make any payments for these obligations and no liabilities have been recorded for these indemnities in the accompanying consolidated balance sheets.

Leases

The Company leases its offices, manufacturing, and warehouse facility in San Diego County under a non-cancelable operating lease. Our corporate headquarters are in a leased space comprising of approximately 29,342 square feet in Escondido, California under a lease that was modified in February 2019 and expires in August 2024.  The Company also lease a 3,208 square foot facility in Salt Lake City, Utah that houses our Ion software development team. The Company is the lessee of 12,880 square feet located in Irvine, California with the lease expiring in June 2021.  Bressner Technology leases space comprising of 8,073 square feet on a month-to-month basis.

For the years ended December 31, 2020 and 2019, rent expense was $673,089 and $692,158, respectively.

Future annual minimum rental commitments under operating leases as of December 31, 2020 are as follows:

Year Ending December 31,	Amount payable
2021	$526,339
2022	302,362
2023	311,433
2024	211,734
Thereafter	-
Total minimum lease payments	$1,351,868

NOTE 12 – RELATED PARTY TRANSACTIONS

In April 2019, certain members of the Company’s Board of Directors executed definitive agreements to commit funds of up to $4,000,000 as a credit facility. The Company initially borrowed $1,150,000 from members of the Board of Directors and $350,000 from other shareholders for a two year period at an interest rate of 9.5% which requires the Company to make monthly principal and interest payment of $69,000 per month. In connection with these loans, the Company issued to these note holders warrants to purchase shares of the Company’s common stock equal to 10% of the original principal as a price per share equal to $2.15 per share.  Accordingly, the Company issued to these note holders warrants to purchase 69,766 share of the Company’s common stock.  The relative fair value of the warrants issued was $60,158.  Additionally, the Company paid a 1% loan origination fee and a monthly commitment fee of 0.25% on unused committed funds through the term of the loan.

The Company engages an advertising firm whose president was a member of the Board of Directors of the Company during 2019 and though June 3, 2020. Amounts paid to this company are included in marketing and selling expense in the accompanying consolidated statements of operations and for the years ended December 31, 2020 and 2019, totaled $33,000 and $40,006, respectively.

The Company has appointed certain stockholders to the Board of Directors.  Director fees paid by the Company, including stock-based compensation, for the years ended December 31, 2020 and 2019 totaled $271,200 and $160,726, respectively, and are included in general and administrative expenses in the accompanying consolidated statements of operations.

The Company has engaged a related-party law firm (a principal of that firm owns shares in the Company) to provide legal services. Legal fees paid to this firm for the years ended December 31, 2020 and 2019 totaled $9,000 and $37,800, respectively, and are included in general and administrative expenses in the accompanying consolidated statements of operations.

Interest expense on all related-party notes payable for the years ended December 31, 2020 and 2019 totaled $50,298 and $67,197, respectively.

Effective August 1, 2016, the Company entered into a management services agreement with a company owned by the former Chief Executive Officer of Magma.  The agreement calls for payments of $180,000 per year for the first two years paid in monthly installments.  In year three, the amount is reduced to $37,500 for the year paid in monthly installments.  Additionally, the Company granted 30,000 options in conjunction with execution of this agreement.  Payments for the year ended December 31, 2020 and 2019 were $0 and $21,875, respectively.

NOTE 13 – INCOME TAXES

For the years ended December 31, 2020 and 2019, pre-tax income (loss) was attributed to the following jurisdictions:

	For the Years Ended December 31,
	2020	2019
Domestic operations	$(760,603)	$(947,350)
Foreign operations	150,315	284,265
	$(610,288)	$(663,085)

Set forth below is the (benefit) provision for income taxes for the years ended December 31:

	For the Years Ended December 31,
	2020	2019
Current:
Federal	$(26,951)	$-
State	16,058	19,676
International	149,958	439,662
	139,065	459,338
Deferred:
Federal	(563,107)	(164,662)
State	(180,059)	(57,424)
International	357	-
	(742,809)	(222,086)
Total (benefit) provision for income taxes	$(603,744)	$237,252

The reconciliation of the (benefit) provision for income taxes computed at federal statutory rates to the (benefit) provision for income taxes for the years ended December 31, 2020 and 2019 are as follows:

	For the Years Ended December 31,
	2020	2019
Provision at federal statutory rates (21% applied to earnings before income taxes)	$(128,161)	$(200,212)
State income taxes, net of federal benefit	7,685	38,764
Other permanent items	(164,300)	320,208
Research and development credits	(364,843)	(510,568)
Stock based compensation	(178,552)	(48,499)
Amortization and impairment	132,934	550,454
Uncertain tax positions	48,492	54,452
Other	43,001	32,653
	$(603,744)	$237,252

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of deferred taxes as of December 31, 2020 and 2019 were as follows:

	For the Years Ended December 31,
	2020	2019
Deferred tax assets:
Reserves	$23,735	$21,677
Deferred compensation	166,740	66,460
Stock compensation	183,742	191,855
Deferred revenue	132,814	126,428
Inventories	212,226	182,189
Credits and loss carryforward	4,314,653	3,794,279
Total deferred tax assets before valuation allowance	5,033,910	4,382,888
Less: valuation allowance	-	(178,593)
Total deferred tax assets	5,033,910	4,204,295
Deferred tax liabilities:
Property and equipment	(229,042)	(369,004)
Intangible assets	(602,277)	(527,447)
Other	(327,288)	(288,021)
Total deferred tax liabilities	(1,158,607)	(1,184,472)
Deferred tax assets	3,875,303	3,019,823
Valuation allowance	(176,710)	-
Net deferred assets	$3,698,593	$3,019,823

The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those differences become deductible.  Management considers the scheduled reversals of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.  Management believes that it is more likely than not that the Company will realize the benefits of the net deferred tax assets as of December 31, 2020 and 2019.

The Company files income tax returns in the U.S. federal jurisdiction, California, Arizona, Idaho, Massachusetts, Texas, and Utah and Germany and has open tax statutes for U.S. federal taxes for the years ended December 31, 2016 through 2020.  For California, the open tax statutes are for years December 31, 2017 through 2020, and for Germany, the open years include December 31, 2017 through 2020.

The Company has Pre-2017 Federal net operating loss (“NOL”) carryforwards of $1,111,176.  The Company may use these NOL carryforwards to offset Federal taxable income in future years through 2037, when the last (Pre-2017) NOL carryforwards expire.  The Company also has a Post-2017 Federal NOL carryforward as of December 31, 2020 and 2019, of $4,916,876 and $3,934,533, respectively.  The Company may use these Post-2017 NOL carryforwards indefinitely to offset 80% of Federal taxable income in future years.  In addition, the Company has state NOL carryforwards of $2,366,620.  State NOLs will carry forward through at least 2038 and may be used to offset future state taxable income.

As of December 31, 2020 and 2019, the Company has $1,706,344 and $1,430,122, respectively, of Federal tax credit carryforwards which begin to expire in 2026 and state credit carryforwards of $1,479,256 and $1,290,046, respectively, which carryforward indefinitely.

As of December 31, 2020, unrecognized tax benefits associated with uncertain tax positions was $371,688, and such amount is included in other accrued expenses and other liabilities in the accompanying consolidated balance sheets.  If recognized, this would affect the Company’s effective tax rate.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Unrecognized tax benefits balance at December 31, 2018	$262,784
Gross increases for tax positions of the current year	54,452
Unrecognized tax benefits balance at December 31, 2019	317,236
Gross increases for tax positions of the current year	54,452
Unrecognized tax benefits balance at December 31, 2020	$371,688

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

As of December 31, 2020, we had $3,698,593 in net deferred tax assets (DTAs). These DTAs include $3,185,600 of tax credit carryforwards and $1,474,896 related to net operating loss carryforwards that can be used to offset taxable income in future periods and reduce our income taxes payable in those future periods.  At this time, we consider it more likely than not that we will have sufficient taxable income in the future that will allow us to realize these DTAs. However, it is possible that economic conditions may decrease the likelihood that we will have sufficient taxable income in the future. Therefore, unless we are able to generate sufficient taxable income from our operations, a substantial valuation allowance to reduce our U.S. DTAs may be required, which would materially increase our noncash income tax expenses in the period the allowance is recognized and materially adversely affect our consolidated results of operations and financial condition.

NOTE 14 –NET LOSS PER SHARE

Basic and diluted net loss per share was calculated as follows for the years ended December 31, 2020 and 2019:

	For the Year Ended December 31,
	2020	2019
Basic and diluted net loss per share:
Numerator:
Net loss	$(6,544)	$(900,337)
Denominator:
Weighted average common shares outstanding - basic	16,512,203	15,148,613
Effect of dilutive securities	-	-
Weighted average common shares outstanding - diluted	16,512,203	15,148,613
Net loss per common share:
Basic	$(0.00)	$(0.06)
Diluted	$(0.00)	$(0.06)

NOTE 15 – SEGMENT AND GEOGRAPHIC INFORMATION

The Company operates in two reportable segments: the design and manufacture of high-performance customized computers and flash arrays, in-flight entertainment & connectivity and value-added reseller with minimal customization. The Company evaluates financial performance on a company-wide basis.

Segment detail for the years ended December 31, 2020 and 2019 is as follows:

	For the Year Ended December 31, 2020			For the Year Ended December 31, 2029
	OSS	Bressner	Total	OSS	Bressner	Total
Revenues	$33,650,019	$18,245,369	$51,895,388	$40,055,408	$18,252,611	$58,308,019
Cost of revenues	(21,081,787)	(14,378,987)	(35,460,774)	(24,762,812)	(14,142,944)	(38,905,756)
Gross profit	12,568,232	3,866,382	16,434,614	15,292,596	4,109,667	19,402,263
Gross profit %	37.3%	21.2%	31.7%	38.2%	22.5%	33.3%
Total operating expenses	(13,129,857)	(3,729,038)	(16,858,895)	(16,391,427)	(3,789,855)	(20,181,282)
(Loss) income from operations	$(561,625)	$137,344	$(424,281)	$(1,098,831)	$319,812	$(779,019)

Revenue from customers with non-U.S. billing addresses represented approximately 56% and 62% of the Company’s revenue for the years ended December 31, 2020 and 2019, respectively.

As of December 31, 2020, substantially all the Company’s long-lived assets were located in the United States of America, with the exception of assets of $238,211 located in Germany.

NOTE 16 – SUBSEQUENT EVENTS

  The Company has evaluated subsequent events after the consolidated balance sheet date of December 31, 2020 through the date of filing.  Based upon the Company’s evaluation, management has determined that, no subsequent events have occurred that would require recognition in the accompanying consolidated financial statements or disclosure in the notes thereto, other than as disclosed in the accompanying notes and as set forth below:

On March 1, 2021, the Company entered into a Securities Purchase Agreement with an accredited investor, pursuant to which the Company agreed to issue and sell, in a registered direct offering, 1,497,006 shares of the Company’s common stock, par value $0.0001 per share, to the purchaser at an offering price of $6.68 per share. The registered offering was conducted pursuant to the Company’s effective shelf registration statement on Form S-3 (Registration No. 333-231513), which was initially filed with the Securities and Exchange Commission on May 15, 2019; and was declared effective on June 19, 2019.  As compensation for their services, the Company paid to the placement agents a fee equal to 7% of the gross proceeds received by the Company as a result of the registered offering, and reimbursed the placement agents for certain expenses incurred in connection with such offering. The Company estimates that the net proceeds from the registered offering will be approximately $9.25 million after deducting certain fees due to the placement agents’ and the Company’s estimated transaction expenses. The net proceeds received by the Company will be used for general corporate and working capital purposes.

Exhibit Index

Exhibit Number	Description

2.1 (1)	Agreement and Plan of Merger and Reorganization, dated August 22, 2018, with Concept Development Inc.

2.2 (2)	Share Purchase Agreement, dated October 31, 2018, with Bressner Technology GmbH.

3.1 (3)	Amended and Restated Certificate of Incorporation (currently in effect).

3.2 (4)	Bylaws, as amended (currently in effect).

4.1 (5)	Second Amended and Restated Investors’ Rights Agreement, dated January 2007.

4.2 (5)	Common Shareholder Piggyback Registration Rights Agreement, dated July 15, 2016.

10.1+ (6)	Form of Indemnification Agreement between One Stop Systems, Inc. and each its directors and executive officers.

10.2+ (5)	One Stop Systems, Inc. 2000 Stock Option Plan and related form agreements.

10.3+ (5)	One Stop Systems, Inc. 2011 Stock Option Plan and related form agreements.

10.4+ (5)	One Stop Systems, Inc. 2015 Stock Option Plan and related form agreements.

10.5+ (5)	One Stop Systems, Inc. 2017 Stock Equity Incentive Plan and related form agreements.

10.6 (12)	Amendment No. 1 to the 2017 Stock Equity Incentive Plan.

10.7 (6)	Lease Agreement dated October 21, 2004, as amended.

10.8 (1)	Piggyback Registration Rights Agreement by and between One Stop Systems, Inc. and James M. Reardon, dated August 31, 2018.

10.9 (7)	Form of Binding Commitment Letter.

10.10 (8)	Executive Employment Agreement between One Stop Systems, Inc., and David Raun, dated March 24, 2020.

10.11 (9)	Form of Senior Secured Convertible Promissory Note.

10.12 (9)	Form of Securities Purchase Agreement, dated April 20, 2020, by and between the Company and the investors.

10.13 (9)	Form of Security Agreement, dated April 20, 2020, by and between the Company, certain of its subsidiaries and the investors.

10.14 (9)	Form of Intercreditor Agreement, dated April 20, 2020, by and between the Company, the investors and certain secured parties.

10.15 (10)	Senior Secured Convertible Promissory Note, dated April 24, 2020, by and between the Company and the investor.

10.16 (11)	Promissory Note, dated as of April 28, 2020, by and between One Stop Systems, Inc., as Borrower, and Cache Valley Bank, as Lender.

10.17 (12)	Employment Agreement between One Stop Systems, Inc., and David Raun, dated June 24, 2020.

10.18 (13)	Form of Securities Purchase Agreement

10.19 (13)	Form of Placement Agency Agreement

Exhibit Index

21.1*	List of Subsidiaries.

23.1*	Consent of Haskell & White LLP, independent registered public accounting firm

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
(1)	Incorporated by reference to Amendment No.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 21, 2019.
(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on February 6, 2019.
(3)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-222121) filed with the SEC on December 18, 2017.
(4)	Incorporated by reference to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-222121) filed with the SEC on January 16, 2019.
(5)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on February 1, 2019.
(6)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on August 3, 2019.
(7)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on September 6, 2019.
(8)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on November 6, 2019.
(9)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 9, 2020.
(10)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on June 26, 2020.
(11)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on August 8, 2020.
(12)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 8, 2020.
(13)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on March 3, 2021.
+	Indicates management contract or compensatory plan.
†	Portions of this exhibit have been redacted in compliance with Regulation S-K Item 601(b)(10).
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

ONE STOP SYSTEMS, INC.
Date: March 25, 2021	By:	/s/ David Raun
David Raun
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ David Raun	President and Chief Executive Officer (Principal Executive Officer)	March 25, 2021
David Raun

/s/ John W. Morrison Jr.	Chief Financial Officer (Principal Accounting and Financial Officer)	March 25, 2021
John W. Morrison Jr.

/s/ Kenneth Potashner	Chairman	March 25, 2021
Kenneth Potashner

/s/ Kimberly Sentovich	Director	March 25, 2021
Kimberly Sentovich

/s/ Sita Lowman	Director	March 25, 2021
Sita Lowman

/s/ Jack Harrison	Director	March 25, 2021
Jack Harrison

/s/ Gioia Messinger	Director	March 25, 2021
Gioia Messinger

/s/ Greg Matz	Director	March 25, 2021
Greg Matz