Form 10-Q
period 2021-03-31
ONE STOP SYSTEMS, INC.
filed 2021-05-13
CIK 1394056

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                    Yes ☐    No ☒

As of April 30, 2021, the registrant had 18,510,415 shares of common stock (par value $0.0001) outstanding.

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements.

ONE STOP SYSTEMS, INC. (OSS)

UNAUDITED CONSOLIDATED BALANCE SHEETS

	Unaudited
	March 31,	December 31,
	2021	2020
ASSETS
Current assets
Cash and cash equivalents	$19,614,315	$6,316,921
Accounts receivable, net	5,733,675	7,458,383
Inventories, net	9,548,960	9,647,504
Prepaid expenses and other current assets	889,043	655,708
Total current assets	35,785,993	24,078,516
Property and equipment, net	3,368,959	3,487,178
Deposits and other	45,136	81,709
Deferred tax assets, net	3,638,073	3,698,593
Goodwill	7,120,510	7,120,510
Intangible assets, net	498,357	662,257
	$50,457,028	$39,128,763

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$2,735,695	$976,420
Accrued expenses and other liabilities	3,585,102	3,481,444
Current portion of notes payable, net of debt discount of $292 and $2,047, respectively (Note 7)	1,190,065	1,365,204
Current portion of related party notes payable, net of debt discount of $962 and $6,726, respectively (Note 7)	50,685	199,943
Current portion of senior secured convertible note, net of debt discounts of $165,731 and $256,242, respectively (Note 7)	2,288,814	1,789,212
Total current liabilities	9,850,361	7,812,223
Senior secured convertible note, net of current portion and debt discounts of $0 and $14,107 (Note 7)	136,364	531,347
Paycheck protection program note payable (Note 7)	1,499,360	1,499,360
Total liabilities	11,486,085	9,842,930
Commitments and contingencies (Note 9)
Stockholders’ equity
Common stock, $.0001 par value; 50,000,000 shares authorized; 18,502,902 and 16,684,424 shares issued and outstanding, respectively	1,850	1,668
Additional paid-in capital	40,652,472	30,758,354
Accumulated other comprehensive income	37,159	287,547
Accumulated deficit	(1,720,538)	(1,761,736)
Total stockholders’ equity	38,970,943	29,285,833
	$50,457,028	$39,128,763

See accompanying notes to consolidated financial statements

ONE STOP SYSTEMS, INC. (OSS)

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31,
	2021	2020
Revenue	$13,315,752	$13,359,637
Cost of revenue	8,882,968	9,963,950
Gross profit	4,432,784	3,395,687
Operating expenses:
General and administrative	2,157,619	2,514,065
Marketing and selling	1,167,901	1,189,351
Research and development	832,233	1,203,425
Total operating expenses	4,157,753	4,906,841
Income (loss) from operations	275,031	(1,511,154)
Other income (expense), net:
Interest income	5,300	24,637
Interest expense	(149,982)	(68,784)
Other income (expense), net	(28,629)	(8,029)
Total other income (expense), net	(173,311)	(52,176)
Income (loss) before income taxes	101,720	(1,563,330)
Provision (benefit) for income taxes	60,522	(467,298)
Net income (loss)	$41,198	$(1,096,032)
Net income (loss) per share:
Basic	$0.00	$(0.07)
Diluted	$0.00	$(0.07)
Weighted average common shares outstanding:
Basic	17,348,164	16,332,898
Diluted	18,642,061	16,332,898

See accompanying notes to consolidated financial statements

ONE STOP SYSTEMS, INC. (OSS)

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	For the Three Months Ended March 31,
	2021	2020
Net income (loss)	$41,198	$(1,096,032)
Other comprehensive loss:
Currency translation adjustment	(250,388)	(55,567)
Total other comprehensive loss	(250,388)	(55,567)
Comprehensive loss	$(209,190)	$(1,151,599)

See accompanying notes to consolidated financial statements

ONE STOP SYSTEMS, INC. (OSS)

UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the Three Month Period Ended March 31, 2021

	Common Stock				Accumulated Other		Total
	Shares	Amount	Additional Paid-in-Capital	Noncontrolling Interest	Comprehensive income	Accumulated Deficit	Stockholders' Equity
Balance, January 1, 2021	16,684,424	$1,668	$30,758,354	$-	$287,547	$(1,761,736)	$29,285,833
Stock-based compensation	-	-	438,394	-	-	-	438,394
Exercise of stock options, RSU's and warrants	321,472	32	278,936	-	-	-	278,968
Proceeds from issuance of stock, net of issuance costs of $778,810	1,497,006	150	9,221,040	-	-	-	9,221,190
Taxes paid on net issuance of employee stock options	-	-	(44,252)	-	-	-	(44,252)
Currency translation adjustment	-	-	-	-	(250,388)	-	(250,388)
Net Income	-	-	-	-	-	41,198	41,198
Balance, March 31, 2021	18,502,902	$1,850	$40,652,472	$-	$37,159	$(1,720,538)	$38,970,943

See accompanying notes to consolidated financial statements

ONE STOP SYSTEMS, INC. (OSS)

UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the Three Month Period Ended March 31, 2020

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

See accompanying notes to consolidated financial statements

ONE STOP SYSTEMS, INC. (OSS)

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$41,198	$(1,096,032)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Deferred benefit for income taxes	(59,290)	(441,282)
(Gain) on disposal of property and equipment	-	(1,542)
Provision for bad debt	(16,590)	(2,405)
Warranty reserves	13,944	5,075
Amortization of deferred gain	-	(41,479)
Amortization of intangibles	163,900	174,525
Depreciation	216,878	221,300
Inventory reserves	154,335	148,418
Amortization of debt discount	61,210	7,520
Stock-based compensation expense	438,394	207,761
Changes in operating assets and liabilities:
Accounts receivable	1,697,901	2,530,072
Inventories	(223,160)	(1,826,564)
Prepaid expenses and other current assets	(152,561)	(386,005)
Accounts payable	1,795,141	(275,428)
Accrued expenses and other liabilities	159,766	54,293
Net cash provided by (used in) operating activities	4,291,066	(721,773)

Cash flows from investing activities:
Purchases of property and equipment, including capitalization of labor costs for test equipment and ERP	(121,759)	(200,049)
Proceeds from sales of property and equipment	-	1,542
Net cash used in investing activities	(121,759)	(198,507)

Cash flows from financing activities:
Proceeds from exercise of stock options and warrants	278,968	57,000
Payment of payroll taxes on net issuance of employee stock options	(44,252)	(656,845)
Proceeds from issuance of stock	10,000,000	-
Stock issuance costs	(778,810)	-
Net (repayment) borrowings on bank lines of credit	(80,117)	(430,313)
Net repayments on related-party notes payable	(155,022)	(141,042)
Net repayments on notes payable	(47,174)	(42,919)
Net cash provided by (used in) financing activities	9,173,593	(1,214,119)

Net change in cash and cash equivalents	13,342,900	(2,134,399)
Effect of exchange rates on cash	(45,506)	(12,916)
Cash and cash equivalents, beginning of period	6,316,921	5,185,321
Cash and cash equivalents, end of period	$19,614,315	$3,038,006

See accompanying notes to consolidated financial statements

ONE STOP SYSTEMS, INC. (OSS)

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

	For the Three Months Ended March 31,
	2021	2020
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$83,392	$22,369
Cash paid during the period for income taxes	$80,629	$-

See accompanying notes to consolidated financial statements

ONE STOP SYSTEMS, INC. (OSS)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

For The Three Month Periods Ended March 31, 2021 and 2020

NOTE 1 – THE COMPANY AND BASIS OF PRESENTATION

Nature of Operations

One Stop Systems, Inc. (“we,” “our,” “OSS,” or the “Company”) was originally incorporated as a California corporation in 1999 after initially being formed as a California limited liability company in 1998. On December 14, 2017, the Company was reincorporated as a Delaware corporation in connection with its initial public offering.  The Company designs, manufactures, and markets industrial grade computer systems and components that are based on industry standard computer architectures. The Company markets its products to manufacturers of automated equipment used for media and entertainment, medical, industrial, and military applications.

During the year ended December 31, 2015, the Company formed a wholly owned subsidiary in Germany, One Stop Systems, GmbH (“OSS GmbH”).  During July 2016, the Company acquired Mission Technologies Group, Inc. (“Magma”) and its operations.

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

On October 31, 2018, OSS GmbH acquired 100% of the outstanding stock of Bressner Technology GmbH, a Germany limited liability company located near Munich, Germany (“Bressner”).  Bressner provides standard and customized servers, panel PCs, and PCIe expansion systems.  Bressner also provides manufacturing, test, and sales and marketing services for customers throughout Europe.

Liquidity, Going Concern Considerations and Management Plans

Given our recurring operating losses, the Company’s primary sources of liquidity have been provided by (i) the Company’s February 2018 initial public offering (net proceeds were approximately $16,100,000); (ii) March 2019 notes payable from members of the Board of Directors and others of $1,500,000; (iii) the July 2019 sale of 1,554,546 shares of the Company’s common stock for net cash proceeds of $2,488,148; (iv) the April 24, 2020 sale of $3,000,000 of Senior Secured Convertible Promissory Notes issued at a 10% original issue discount; (v) receipt of approximately $1,500,000 on April 28, 2020 of government loan proceeds under the Paycheck Protection Program, and (vi) a receipt of approximately $9,221,000 on March 3, 2021 in a registered direct offering.

As of March 31, 2021, the Company’s cash and cash equivalents were $19,614,315 and working capital was $25,935,632.  Cash and cash equivalents held by Bressner totaled $1,263,430 (USD) at March 31, 2021.  Bressner’s debt covenants do not permit the use of these funds by its parent company.

During the three month period ended March 31, 2021, the Company experienced an operating income of $275,031, with cash generated by operating activities of $4,291,066.  During the year ended December 31, 2020, the Company experienced an operating loss of $424,281, with cash used in operating activities of $250,173.

The Company’s revenue growth during the prior year slowed due to the effects of COVID-19.  However, resulting from a reduction in force and strict cost containment, the Company has been able to mitigate the effects, to some degree, of the reduced revenue attributable to the economic impact of COVID-19.

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

More generally, COVID-19 raises the possibility of an extended global economic downturn, which could affect demand for our products and services, and impact our results and financial condition even after the pandemic is contained and remediation/restriction measures are lifted. For example, we may be unable to collect receivables from customers that are significantly impacted by COVID-19. Also, a decrease in orders in a given period could negatively affect our revenues in future periods. COVID-19 may also have the effect of heightening many of the other risks described in the “Risk Factors” section of our December 31, 2020 Annual Report on Form 10-K filed March 25, 2021, including risks associated with our customers and supply chain. We will continue to evaluate the nature and extent of the impact of COVID-19 to our business.

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

Though management has been proactively managing through the current known impacts, if the situation further deteriorates or the outbreak results in further restriction on supply and demand factors, our cash flows, financial position and operating results for year 2021 and beyond will be negatively impacted. Neither the length of time nor the magnitude of the negative impacts can be presently determined.

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

The Company is complying with state mandated requirements for safety in the workplace to ensure the health, safety and welling-being of our employees. These measures included personal protective equipment, social distancing, and cleanliness of the facilities and daily monitoring of the health of employees in our facilities.  We have not developed a specific and comprehensive contingency plan designed to address the challenges and risks presented by the COVID-19 pandemic, even if and when we do develop such a plan, there can be no assurance that such plan will be effective in mitigating the potential adverse effects on our business, financial condition and results of operations.

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

▪

On March 1, 2021, the Company entered into a Securities Purchase Agreement with an accredited investor, pursuant to which the Company agreed to issue and sell, in a registered direct offering, 1,497,006 shares of the Company’s common stock, par value $0.0001 per share, to the purchaser at an offering price of $6.68 per share. The registered offering was conducted pursuant to the Company’s effective shelf registration statement on Form S-3 (Registration No. 333-231513), which was initially filed with the Securities and Exchange Commission on May 15, 2019; and was declared effective on June 19, 2019.  As compensation for their services, the Company paid to the placement agents a fee equal to 7% of the gross proceeds received by the Company as a result of the registered offering, and reimbursed the placement agents for certain expenses incurred in connection with such offering. The net proceeds from the registered offering are approximately $9.2 million after deducting certain fees due to the placement agents’ and the Company’s transaction expenses. The net proceeds received by the Company will be used for general corporate and working capital purposes.

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

The unaudited consolidated financial statements herein have been prepared by the Company pursuant to the rules and regulations of the United States Securities Exchange Commission (“SEC”).  The accompanying interim unaudited consolidated financial statements have been prepared under the presumption that users of the interim financial information have either read or have access to the audited consolidated financial statements for the latest year ended December 31, 2020.  Accordingly, note disclosures which would substantially duplicate the disclosures contained in the December 31, 2020 audited consolidated financial statements have been omitted from these interim unaudited consolidated financial statements.  The Company evaluated all subsequent events and transactions through the date of filing this report.

In the opinion of management, all adjustments considered necessary for a fair presentation have been included in the accompanying condensed financial statements.  Operating results for the three months ended March 31, 2021, are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.  For further information, refer to the audited consolidated financial statements and notes for the year ended December 31, 2020 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 25, 2021.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of OSS, which include the acquisition of Concept Development Inc., its wholly owned subsidiary, OSS GmbH, which also includes the acquisition of Bressner Technology GmbH.  Intercompany balances and transactions have been eliminated in consolidation.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

There have been no changes to our accounting policies disclosed in our audited consolidated financial statements and the related notes for the year ended December 31, 2020.

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

As of March 31, 2021, we had approximately $3.6 million in net deferred tax assets (DTAs). These DTAs include approximately $5.1 million related to net operating loss carryforwards that can be used to offset taxable income in future periods and reduce our income taxes payable in those future periods.  At this time, we consider it more likely than not that we will have sufficient taxable income in the future that will allow us to realize these DTAs. However, it is possible that economic conditions may decrease the likelihood that we will have sufficient taxable income in the future. Therefore, unless we are able to generate sufficient taxable income from our operations, a substantial valuation allowance to reduce our U.S. DTAs may be required, which would materially increase our expenses in the period the allowance is recognized and materially adversely affect our results of operations and statement of financial condition.

On March 11, 2021, Congress passed, and the President signed into law, the American Rescue Plan Act, 2021 (the “ARP”), which includes certain business tax provisions. At this point we do not believe that these changes will have a material impact on our income tax provision for 2021. We will continue to evaluate the impact of new legislation on our financial position, results of operations, and cash flows.

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

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASU 2016-02”).  Under ASU 2016-02, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term.  ASU 2016-02 is effective for the Company for fiscal years beginning after December 15, 2021, and interim periods within fiscal year 2023.  Early application is permitted.  Lessees must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements.  The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented.  Lessees may not apply a full retrospective transition approach.  The Company is currently evaluating the impact of adopting ASU 2016-02 on its consolidated financial statements and disclosures.  Based on our preliminary analysis, management expects the Company’s assets and liabilities to increase by the present value of the lease payments.

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

  In July 2017, the FASB issued Accounting Standards Update No. 2017-11, Accounting for financial instruments with down rounds features (“ASU 2017-11”), which addressed (i) accounting for certain financial instruments with down round features, and (ii) replacement of the indefinite deferral for mandatorily redeemable financial instruments of certain nonpublic entities and certain mandatorily redeemable non-controlling interests with a scope exception. The main provisions of Part I of ASU 2017-11 are to change the classification analysis of certain equity-linked financial instruments and embedded features with down round features. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. The amendments also clarify existing disclosure requirements for equity-classified instruments. As a result, a freestanding equity-linked financial instrument or embedded conversion option no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down round feature. For freestanding equity classified financial instruments, the amendments require entities that present earnings per share (EPS) to recognize the effect of the down round feature when it is triggered. That effect is treated as a dividend and as a reduction of income available to common shareholders in basic EPS. Under previous US GAAP, the existence of down round features often result in an accounting conclusion that the evaluated feature or instrument is not indexed to the entity’s own stock, which results in classification as a derivative liability. ASU 2017-11 was adopted early by the Company on April 1, 2020, with no adjustments. The Company’s April 2020 convertible note payable described in Note 7 possesses down round features.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), an amendment to the guidance on income taxes, which is intended to simplify the accounting for income taxes. The amendment eliminates certain exceptions related to the methodology for calculating income taxes on an interim period, the approach for intra-period tax allocation, and the recognition of deferred tax liabilities for outside basis differences. The amendment also clarifies existing guidance related to the recognition of franchise tax, the evaluation of a step up in the tax basis of goodwill, and the effects of enacted changes in tax laws or rates in the effective tax rate computation, among other clarifications. The effective date of the standard is annual periods beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022, with early adoption permitted. The Company elected to early adopt ASU 2019-12 prospectively as of July 1, 2020, which did not have a material impact on the consolidated financial statements, except for the elimination of the rule that limited the interim tax benefit to the tax benefit expected for the year. The early adoption resulted in the Company recording an additional interim tax benefit of $446,099 for the three months ended September 30, 2020.  The adoption did not impact the Company’s annual income tax benefit or expense for the year ended December 31, 2020 or the amount of net deferred income tax assets as of March 31, 2021. The Company made the election to early adopt because, consistent with the FASB, it believes that it will reduce the time and cost associated with income tax accounting and reporting, while not adversely altering the information provided to stakeholders on an interim basis.

NOTE 3 – ACCOUNTS RECEIVABLE

Accounts receivable, net consists of the following:

	March 31,	December 31,
	2021	2020
Accounts receivable	$5,749,660	$7,491,397
Unbilled receivables	4	106
	5,749,664	7,491,503
Less: allowance for doubtful accounts	(15,989)	(33,120)
	$5,733,675	$7,458,383

Unbilled receivables include amounts associated with percentage of completion and milestone billing accounting, which includes cost and gross profit earned in excess of billing, not currently billable due to contractual provisions.  Provision for bad debt expense related to accounts receivable was ($16,590) and ($2,405) for the three month periods ended March 31, 2021 and 2020, respectively.

NOTE 4 – INVENTORIES

Inventories, net consist of the following:

	March 31,	December 31,
	2021	2020
Raw materials	$4,014,408	$5,210,327
Sub-assemblies	208,453	255,699
Work-in-process	768,473	407,328
Finished goods	5,218,864	4,424,603
	10,210,198	10,297,957
Less: reserves for obsolete and slow-moving inventories	(661,238)	(650,453)
	$9,548,960	$9,647,504

NOTE 5 – LONG LIVED INTANGILE ASSETS

Definite lived intangible assets related to acquisition are as follows, as of March 31, 2021:

	Expected Life	Remaining Months	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Customer lists and relationships	36 to 60 months	7 to 29 months	$2,084,515	$(1,695,302)	$389,213
Drawings and technology	36 months	0 months	760,207	(760,207)	-
Trade name, trademarks & other	24 to 36 months	7 months	447,274	(383,202)	64,072
Non-compete	36 months	7 months	246,797	(201,725)	45,072
			$3,538,793	$(3,040,436)	$498,357

Definite lived intangibles assets related to acquisitions are as follows, as of December 31, 2020:

	Expected Life	Remaining Months	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Customer lists and relationships	36 to 60 months	10 to 32 months	$2,084,515	$(1,578,178)	$506,337
Drawings and technology	36 months	0 months	760,207	(760,207)	-
Trade name, trademarks & other	24 to 36 months	10 months	447,274	(355,742)	91,532
Non-compete	36 months	10 months	246,797	(182,409)	64,388
			$3,538,793	$(2,876,536)	$662,257

As of March 31, 2021, amortization expense of the definite lived intangible assets for the years remaining is as follows:

2021	2022	2023	Total
$392,972	$63,231	$42,154	$498,357

Amortization expense recognized during the three months ended March 31, 2021 and 2020 was $163,900 and $174,525, respectively.

NOTE 6 – ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consist of the following:

	March 31,	December 31,
	2021	2020
Accrued compensation and related liabilities	$992,810	$932,988
Deferred revenue and customer deposits	1,281,663	1,096,672
Warranty reserve	425,377	425,636
Deferred rent	292,890	312,909
Other accrued expenses	592,362	713,239
	$3,585,102	$3,481,444

NOTE 7 – DEBT

Bank Lines of Credit

Bressner Technology GmbH has two revolving lines of credit with German institutions totaling €2,200,000 (US$2,578,904).  Borrowing under the lines of credit bear interest at a variable rate of Euribor plus a stated rate.  The current rates for the lines of credit are 3.89% and 4.0%. One million euros of the credit line expires in January 2024, with the remaining balance being open indefinitely or until occurrence of a defined change of control event.  There were no outstanding lines of credit balances as of March 31, 2021 and December 31, 2020.

Foreign Debt Obligations

Bressner Technology GmbH has two term loans outstanding as of March 31, 2021 with a total balance outstanding of €1,000,000 (US$1,174,343) as follows:

On April 9, 2020, Bressner converted €500,000 of its line of credit from UniCredit Bank to a one-year term loan at 1.9% interest with a balloon payment of principal and interest due upon maturity.  The balance outstanding as of March 31, 2021 and December 31, 2020 is €500,000 (US$587,171, $611,406, respectively);

Bressner entered into a note payable in June 2019 in the amount of €500,000 (US$586,189) which bears interest at 1.70% and matured on June 25, 2020 with a balloon payment of principal and interest.  This loan was subsequently extended to June 18, 2021, with an interest rate of 1.87% The amount outstanding as of March 31, 2021 and December 31, 2020 is €500,000 (US$587,172, $611,406, respectively);

Bressner entered into a note payable in April 2019 in the amount of €500,000 (US$586,189) which bears interest at 2.25% and matures on March 30, 2021 with monthly payments of principal and interest of €22,232 (US$24,960). The balance outstanding as of March 31, 2021 and December 31, 2020 is €0 (US$0) and €66,446 (US$81,251), respectively;

Bressner entered into a note payable in September 2019 in the amount of €300,000 (US$336,810) which bore interest at 1.65% and matured on March 24, 2020, with a balloon payment of principal and interest.  The outstanding balance was paid in full as of March 31, 2020; and

Bressner entered into a note payable in September 2017, in the amount of €400,000 (US$436,272) which bore interest at 2.125% and matured on January 31, 2020 and has been paid in full.

Notes Payable

In April 2019, the Company borrowed $350,000 from three individuals for a two-year period at an interest rate of 9.5% which requires the Company to make monthly principal and interest payments of $16,100 per month.  These loans are secured by the assets of the Company.  In connection with these loans, the Company issued to the noteholders warrants to purchase shares of the Company’s common stock equal to 10% of the original principal at a price per share equal to $2.15 per share.  Accordingly, the Company issued to the noteholders warrants to purchase 16,276 shares of the Company’s common stock at an exercise price of $2.15 per share. The relative fair value of each warrant was $0.90.  The relative fair value of warrants was estimated using Black-Scholes with the following weighted-average assumptions: fair value of the Company’s common stock at issuance of $2.15 per share; five year contractual term; 44.60% volatility; 0.0% dividend rate; and a risk-free interest rate of 2.307%.  The total relative fair value of the warrants issued is $14,037.  The balance outstanding as of March 31, 2021 and December 31, 2020 is $16,014 and $63,188, respectively.

Notes Payable – Related Parties

In April 2019, the Company borrowed $1,150,000 from three individuals who serve on the Company’s board of directors for a two-year period at an interest rate of 9.5% which requires the Company to make monthly principal and interest payments of $52,900 per month.  These loans are secured by the assets of the Company.  In connection with these loans, the Company issued to the noteholders warrants to purchase shares of the Company’s common stock equal to 10% of the original principal at a price per share equal to $2.15 per share.  Accordingly, the Company issued to the noteholders warrants to purchase 53,490 shares of the Company’s common stock at an exercise price of $2.15 per share. The relative fair value of each warrant was $0.90.  The relative fair value of warrants was estimated using Black-Scholes with the following weighted-average assumptions: fair value of the Company’s common stock at issuance of $2.15 per share; five year contractual term; 42.60% volatility; 0.0% dividend rate; and a risk-free interest rate of 2.3067%.  The relative fair value of warrants issued is $46,121. The balance outstanding as of March 31, 2021 and December 31, 2020 is $51,647 and $206,669, respectively.

Paycheck Protection Program Loan

On April 28, 2020, One Stop Systems, Inc. received authorization pursuant to the Paycheck Protection Program (PPP) of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) as administered by the U.S. Small Business Administration (the “SBA”) for a “PPP” loan. On May 11, 2020, the Loan was funded, and the Company received proceeds in the amount of $1,499,360 (the “PPP Loan”).

The PPP Loan, which took the form of a two-year promissory note (the “PPP Note”), matures on April 28, 2022 and bears interest at a rate of 1.0% per annum. Monthly principal and interest payments, less the amount of any potential forgiveness (discussed below), was initially to commence on October 28, 2020. The Company did not provide any collateral or guarantees for the PPP Loan, nor did the Company pay any facility charge to obtain the PPP Loan. The PPP Note provides for customary events of default, including, among others, those relating to failure to make payment, breaches of any term, obligation, covenant, or condition contained in the PPP Note and payment of unauthorized expenses or use of proceeds contrary to CARES Act rules. The Company may prepay the principal of the PPP Loan at any time without incurring any prepayment charges.

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

However, the Paycheck Protection Program Flexibility Act of 2020 (the “PPP Flexibility Act”), enacted on June 5, 2020, amended the original rules governing loans granted under the PPP, among others, as follows: (i) the time period to spend the received funds was extended from the original eight weeks to twenty-four weeks from the date the PPP Loan was originated, during which PPP funds need to be expended in order to be forgiven; (ii) at least 60% of PPP funds must be spent on payroll costs, with the remaining 40% available to spend on other eligible expenses; (iii) payments are deferred until the date on which the amount of forgiveness determined is remitted to the lender, and if a borrower fails to seek forgiveness within 10 months after the last day of its covered period, then payments will begin on the date that is 10 months after the last day of the covered period; and (iv) the PPP Flexibility Act modified the CARES Act by increasing the maturity date for loans made after the effective date from two years to a minimum maturity of five years from the date on which the borrower applies for loan forgiveness. Existing PPP loans made before the new legislation retain their original two-year term, but may be renegotiated between a lender and a borrower to match the 5-year term permitted under the PPP Flexibility Act.

The Company has submitted an application with the lender to forgive the PPP Loan, in accordance with SBA Procedural Notice, Control No. 5000-20057, effective as of October 2, 2020.  Because the Company expects the PPP loan to be forgiven in full, all related amounts have been presented as noncurrent liabilities (See Note 13).

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

Commencing July 1, 2020, the Company has made monthly amortization payments equal to 1/22nd of the initial principal, any accrued and unpaid interest and late charges and any deferred or accelerated amount, of such note, which may be satisfied in cash at a redemption price equal to 105% of such installment amount (110% of such installment amount on notes issued at additional closings).  As of March 31, 2021, the holder has elected to defer receipt of three installment payments as allowed per the agreement.

Subject to the satisfaction of certain equity conditions set forth in the notes, installment amounts may be satisfied in shares of our common stock, with such installment conversion at a conversion price equal to the lower of (i) the conversion price then in effect; and (ii) the greater of (x) the floor price of $1.00 (80% of the Nasdaq market price at date of purchase agreement) and (y) the lower of (I) 82.5% the volume weighted average price of our common stock on the trading day immediately before the applicable installment date and (II) 82.5% of the quotient of (A) the sum of the volume weighted average price of our common stock for each of the three (3) trading days with the lowest volume weighted average price of our common stock during the twenty (20) consecutive trading day period ending and including the trading day immediately prior to the applicable installment date, divided by (B) three (3). Shares of our common stock to be issued with respect to any such installment will be pre-delivered on the second trading day after the applicable installment notice date (as defined in the notes) with a true-up on the applicable installment date. The market value of any installment amount below the floor price will be cash settled on the applicable installment date.

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

The original issue discount of 10% on the Senior Secured Convertible Note was recorded as a debt discount, decreasing the note payable.  This debt discount is amortized to interest expense using the effective interest rate method over the term of the loan.  For the three months ended March 31, 2021, total debt discount amortization was $50,928, and such amount is included in interest expense in the accompanying consolidated statements of operations.

Debt issuance costs in the amount of $316,274 related to this indebtedness were deducted from the face value of the note.  Such costs are amortized to interest expense using the effective interest rate method over the term of the loan.  Total debt issuance costs amortized during the three months ended March 31, 2021 was $53,690, and such amount is included in interest expense in the accompanying consolidated statements of operations.

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

For the three month periods ended March 31, 2021 and 2020, total debt discount amortization was $7,519 and $7,520, respectively, and such amounts are included in interest expense in the accompanying consolidated statements of operations.

A summary of outstanding debt obligations as of March 31, 2021 is as follows:

Loan Description	Current Interest Rate	Maturity Date	Balance (Euro)	Balance ($)	Current Portion	Long-term Portion
Domestic:
Notes payable - third party	9.50%	April-21	€-	$16,014	$16,014	$-
Related party notes payable	9.50%	April-21	-	51,647	51,647	-
Convertible senior secured note	10% OID	April-22	-	2,590,909	2,454,545	136,364
PPP loan	1.00%	April-22	-	1,499,360	-	1,499,360
			€-	$4,157,930	$2,522,206	$1,635,724
Foreign:
Uni Credit Bank AG	1.87%	June-21	€500,000	$587,171	$587,171	$-
Uni Credit Bank AG	1.90%	April-21	500,000	587,172	587,172	-
			€1,000,000	$1,174,343	$1,174,343	$-
				$5,332,273	$3,696,549	$1,635,724

Outstanding debt obligations as of March 31, 2021 consist of the following:

Period Ended March 31, 2021	Related Parties	Third Parties	Convertible Note	PPP Loan	Foreign	Total
Current portion:
Principal	$51,647	$16,014	$2,454,545	$-	$1,174,343	$3,696,549
Less discount	(962)	(292)	(80,677)	-	-	(81,931)
Less loan origination costs	-	-	(85,054)	-	-	(85,054)
Net liability	$50,685	$15,722	$2,288,814	$-	$1,174,343	$3,529,564

Long-term portion:
Principal	$-	$-	$136,364	$1,499,360	$-	$1,635,724
Less discount	-	-	-	-	-	-
Less loan origination costs	-	-	-	-	-	-
Net liability	$-	$-	$136,364	$1,499,360	$-	$1,635,724

Total:
Principal	$51,647	$16,014	$2,590,909	$1,499,360	$1,174,343	$5,332,273
Less discount	(962)	(292)	(80,677)	-	-	(81,931)
Less loan origination costs	-	-	(85,054)	-	-	(85,054)
Net liability	$50,685	$15,722	$2,425,178	$1,499,360	$1,174,343	$5,165,288

Total future principal payments under notes payable and related party notes payable as of March 31, 2021 are as follows:

Period Ending March 31,	Related Parties	Third Parties	Convertible Note	PPP Loan	Foreign	Total	Discount / Loan Original Costs
2022	$51,647	$16,014	$2,454,545	$-	$1,174,343	$3,696,549	$(166,985)
2023	-	-	136,364	1,499,360	-	1,635,724	-
Total minimum payments	51,647	16,014	2,590,909	1,499,360	1,174,343	5,332,273	(166,985)
Current portion of notes payable	(51,647)	(16,014)	(2,454,545)	-	(1,174,343)	(3,696,549)	166,985
Notes payable, net of current portion	$-	$-	$136,364	$1,499,360	$-	$1,635,724	$-

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

The ISOs shall vest at the end of each of the second and fourth quarters, the price of the Company’s common stock as of the end of quarter two or quarter four, as applicable, shall be determined using the ten-day trailing volume weighted average price (“VWAP”) after reporting of quarter two and quarter four earnings, as applicable.  The date of each such determination shall be referred to as a “Determination Date.”  If on any Determination Date the Company’s stock price has increased from the prior Determination Date, then a portion of the ISOs shall become vested.  The number of ISOs that shall become vested on a Determinate Date is determined as follows: ((Price at Determination Date – Price at prior Determination Date) x 100) * 1,177.52 = Vested ISOs.  If on any Determination Date the Company’s stock price is $5.50 per share, all ISOs shall immediately become vested.

In the event that Mr. Raun’s employment agreement is terminated for a reason other than “good cause” or for “good reason”, Mr. Raun, upon executing an effective waiver and release of claims, unvested RSUs shall accelerate so that an additional twelve (12) months of RSUs shall vest from the termination date.

A summary of stock option activity under each of the Company’s stock option plans during the three month period ended March 31, 2021:

	Stock Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2021	1,320,267	$1.81	6.43	$2,889,274
Granted	-	-	-	-
Forfeited / Cancelled	1,113	$1.95	6.28	$4,886
Exercised	(198,891)	$1.08	3.17	$1,047,002
Outstanding at March 31, 2021	1,122,489	$1.95	6.72	$4,932,363
Exercisable at March 31, 2021	663,265	$1.75	5.08	$3,044,253
Vested and expected to vest at March 31, 2021	1,108,712	$1.94	6.69	$4,875,720

The following table presents details of the assumptions used to calculate the weighted-average grant date fair value of common stock options granted by the Company.  There were no options granted during the three month period ended March 31, 2021:

	For the Three Months Ended March 31,
	2021	2020
Expected term (in years)	0	5.87
Expected volatility	0.00%	43. - 47.8%
Risk-free interest rate	0.00%	1.41%
Weighted average grant date fair value per share	$-	$2.70
Grant date fair value of options vested	$1,160,847	$720,095
Intrinsic value of options exercised	$1,047,002	$463,800

As of March 31, 2021, the amount of unearned stock-based compensation estimated to be expensed from 2021 through 2025 related to unvested common stock options is $49,012, net of estimated forfeitures. The weighted-average period over which the unearned stock-based compensation is expected to be recognized is 0.93 years.

If there are any modifications or cancellations of the underlying unvested awards, the Company may be required to accelerate, increase, or cancel any remaining unearned stock-based compensation expense or calculate and record additional expense.  Future stock-based compensation expense and unearned stock-based compensation will increase to the extent that the Company grants additional common stock options or other stock-based awards.

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

The Company’s restricted stock unit activity for the three month period ended March 31, 2021 is as follows:

	Restricted Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at January 1, 2021	575,922	$2.65
Granted	-	$-
Vested	(93,793)	$2.37
Cancelled	-	$2.70
Unvested at March 31, 2021	482,129	$2.70

As of March 31, 2021, there was $786,901 of unrecognized compensation cost related to unvested restricted stock units which is expected to be recognized over a weighted average period of 2.07 years.

Stock-based compensation expense for the three month periods ended March 31, 2021 and 2020 was comprised of the following:

	For the Three Months Ended March 31,
Stock-based compensation classified as:	2021	2020
General and administrative	$401,000	$159,680
Production	14,659	17,969
Marketing and selling	15,397	17,292
Research and development	7,338	12,820
	$438,394	$207,761

Warrants

The following table summarizes the Company’s warrant activity during the three month period ended March 31, 2021:

	Number of Warrants	Weighted Average Exercise Price
Warrants outstanding – January 1, 2021	505,946	$5.00
Warrants granted	-	$-
Warrants exercised	(35,067)	$1.85
Warrants outstanding – March 31, 2021	470,879	$5.23

NOTE 9 – COMMITMENTS AND CONTINGENCIES

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

Guarantees and Indemnities

The Company has made certain indemnities, under which it may be required to make payments to an indemnified party, in relation to certain transactions.  The Company indemnifies its directors, officers, employees, and agents to the maximum extent permitted under the laws of the State of Delaware.  In connection with its facility lease, the Company has indemnified its lessor for certain claims arising from the use of the facilities.  Also, in connection with its Credit Agreement, the Company has agreed to indemnify its lender and others related to the use of the proceeds and other matters.  The duration of the indemnities varies, and in many cases is indefinite.  These indemnities do not provide for any limitation of the maximum potential future payments the Company could be obligated to make.  Historically, the Company has not been obligated to make any payments for these obligations and no liabilities have been recorded for these indemnities in the accompanying consolidated balance sheets.

Leases

The Company leases its offices, manufacturing, and warehouse facility in San Diego County under a non-cancelable operating lease. Our corporate headquarters are in a leased space comprising of approximately 29,342 square feet in Escondido, California under a lease that was modified in February 2019 and expires in August 2024.  The Company also leases a 3,208 square foot facility in Salt Lake City, Utah that houses our Ion software development team. The Company is the lessee of a leased space comprising approximately 12,880 square feet located in Irvine, California with the lease expiring in June 2021.  Bressner Technology GmbH, leases space comprising of 8,073 square feet on a month-to-month basis.

For the three month periods ended March 31, 2021 and 2020, rent expense was $251,130 and $189,417, respectively.

Purchase Commitments

In the normal course of business, the Company enters into purchase commitments for inventory components to be delivered based upon pre-established delivery schedules over a period that may exceed one year.

Customer Concentration

During the three month periods ended March 31, 2021 and 2020, the Company had two customers and in 2020, one customer that had approximately 38%, and 27%,  respectively of revenue for which each represented greater than 10% of our consolidated annual revenue.

As of March 31, 2021, the Company had three customers and as of December 31, 2020, one customers that had approximately 58% and 41%, respectively of trade accounts receivables for which each customer’s balances represented greater than 10% of our consolidated trade accounts receivable balance.

During the three month periods ended March 31, 2021 and 2020, the Company had approximately 22%, and 18%, respectively of purchases from vendors/suppliers for which each represents greater than 10% of our consolidated purchases.

NOTE 10 – RELATED PARTY TRANSACTIONS

In April 2019, certain members of the Company’s Board of Directors executed definitive agreements to commit funds of up to $4,000,000 as a credit facility. The Company initially borrowed $1,150,000 from members of the Board of Directors and $350,000 from other shareholders for a two-year period at an interest rate of 9.5% which requires the Company to make monthly principal and interest payment of $69,000 per month. In connection with these loans, the Company issued to these note holders warrants to purchase shares of the Company’s common stock equal to 10% of the original principal at a price per share equal to $2.15 per share.  Accordingly, the Company issued to these note holders warrants to purchase 69,766 shares of the Company’s common stock.  The relative fair value of the warrants issued was $60,158. Interest expense on all related-party notes payable for the three months ended March 31, 2021 and 2020 totaled $3,678 and $17,156, respectively. The remaining unfunded commitments expired as of April 1, 2020, and the Company has not received any additional funding commitments from members of the Board of Directors as of the date of filing of the Quarterly Report on Form 10-Q.

NOTE 11 – NET INCOME (LOSS) PER SHARE

Basic and diluted net loss per share was calculated as follows for the three month periods ended March 31, 2021 and 2020:

	For the Three Months Ended March 31,
	2021	2020
Basic and diluted net income (loss) per share:
Numerator:
Net income (loss)	$41,198	$(1,096,032)
Denominator:
Weighted average common shares outstanding - basic	17,348,164	16,332,898
Effect of dilutive securities	1,293,897	-
Weighted average common shares outstanding - diluted	18,642,061	16,332,898
Net income (loss) per common share:
Basic	$0.00	$(0.07)
Diluted	$0.00	$(0.07)

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

Segment detail for the three month periods ended March 31, 2021 and 2020 is as follows:

	For the Three Months Ended March 31, 2021			For the Three Months Ended March 31, 2020
	OSS	Bressner	Total	OSS	Bressner	Total
Revenues	$8,601,971	$4,713,781	$13,315,752	$8,440,224	$4,919,413	$13,359,637
Cost of revenues	(5,341,362)	(3,541,606)	(8,882,968)	(6,120,909)	(3,843,041)	(9,963,950)
Gross profit	3,260,609	1,172,175	4,432,784	2,319,315	1,076,372	3,395,687
Gross margin %	37.9%	24.9%	33.3%	27.5%	21.9%	25.4%
Total operating expenses	(3,251,785)	(905,968)	(4,157,753)	(3,986,209)	(920,632)	(4,906,841)
Income from operations	$8,824	$266,207	$275,031	$(1,666,894)	$155,740	$(1,511,154)

Revenue from customers with non-U.S. billing addresses represented approximately 66% and 50%, of the Company’s revenue during the three month periods ended March 31, 2021 and 2020, respectively.

As of March 31, 2021, substantially all the Company’s long-lived assets were located in the United States of America with the exception of assets of $215,961 located in Germany.

NOTE 13 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events after the consolidated balance sheet dated as of March 31, 2021 through the date of filing of this quarterly report.  Based upon the Company’s evaluation, management has determined that, other than as disclosed in the accompanying notes, no subsequent events have occurred that would require recognition in the accompanying consolidated financial statements or disclosure in the notes thereto, other than as disclosed in the accompanying notes and as set forth below.

On April 7, 2021, Bressner Technologies, Inc. received a short-term loan of €500,000 at an interest rate of 1.6% due September 30, 2021.

On May 3, 2021, the Company received notification from the Small Business Administration (SBA) that its Paycheck Protection Program (PPP) Loan of $1,499,360 plus accrued interest had been fully forgiven.

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

Overview

One Stop Systems (OSS) designs, manufactures, and markets specialized high-performance computing modules and systems targeting edge deployments.  These specialized computers and storage products incorporate state-of-the art components and allow our customers to offer high-end computing capabilities (often embedded within their equipment) to their target markets. Edge computing is when data is processed/analyzed on devices, that is, at the edge of the network, rather than in the cloud itself.  Factors such as increase in load on the cloud infrastructure globally and rises in artificial intelligence (AI) applications, are the major factors driving the growth of the edge computing market.  Our customer applications often require connection to a wide array of data sources and sensors, ultra-fast processing power and the ability to quickly access and store large and ever-growing data sets at their location not in the cloud. This equipment requires datacenter class performance optimized for deployment at the edge in challenging environments.  Unlike the controlled air-conditioned data center, many of these edge applications have unique requirements including special and compact form factors ruggedized for harsh conditions.  We are uniquely positioned as a specialized provider for the high-end of this marketplace providing custom servers, data acquisition platforms, compute accelerators, solid-state storage arrays, system IO expansion systems as well as edge optimized industrial and panel PCs, tablets and handheld compute devices. Our systems also offer industry leading capabilities that occupy less physical space and power consumption. We deliver this high-end technology to our customers through the sale of equipment and embedded software.

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

On August 31, 2018, we acquired Concept Development Inc. (“CDI”), a provider of specialty in-flight entertainment, networking and other aerospace technology located in Irvine, California. As of June 1, CDI has been fully integrated into the core operations of OSS.

On October 31, 2018, we acquired Bressner Technology GmbH (“Bressner”) located near Munich, Germany. Bressner provides manufacturing, test, sales and marketing services for customers throughout Europe. Furthermore, Bressner is a valued-added reseller of high technology hardware which expanded the company’s high-performance computing product lines to include industrial and panel PCs, tablets and handheld compute devices while also opening up new markets in Europe.

Recent Developments

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

More generally, COVID-19 raises the possibility of an extended global economic downturn, which could affect demand for our products and services and impact our results and financial condition even after the pandemic is contained and remediation/restriction measures are lifted. For example, we may be unable to collect receivables from customers that are significantly impacted by COVID-19. Also, a decrease in orders in a given period could negatively affect our revenues in future periods. COVID-19 may also have the effect of heightening many of the other risks described in the “Risk Factors” section of our Annual Report on Form 10-K filed on March 25, 2021, including risks associated with our customers and supply chain. We will continue to evaluate the nature and extent of the impact of COVID-19 to our business.

At present, it is clear the global economy has been negatively impacted by COVID-19, and demand for some of our products and services have been reduced due to uncertainty and the economic impact of COVID-19.  Specifically, our business has been negatively affected by a range of external factors related to COVID-19 that are not within our control. For example, numerous measures have been implemented by governmental authorities across the globe to contain the virus, including travel bans and restrictions, quarantines, shelter-in-place orders, restrictions and limitations of public gatherings, and business limitations and shutdowns. Many of our customers’ businesses have been severely impacted by these measures and some have been required to reduce employee headcount as a result. If a significant number of our customers are unable to continue as a going concern, this would have an adverse impact on our business and financial condition. In addition, many of our customers are working remotely, which may delay the timing of new business and implementations of our services. If COVID-19 continues to have a substantial impact on our partners, customers, or suppliers, our results of operations and overall financial performance will be harmed.

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

The Company is complying with state mandated requirements for safety in the workplace to ensure the health, safety and welling-being of our employees.  These measures included personal protective equipment, social distancing, and cleanliness of the facilities and daily monitoring of the health of employees in our facilities.  We have not developed a specific and comprehensive contingency plan designed to address the challenges and risks presented by the COVID-19 pandemic and, even if and when we do develop such a plan, there can be no assurance that such plan will be effective in mitigating the potential adverse effects on our business, financial condition and results of operations.

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

On March 1, 2021, the Company entered into a Securities Purchase Agreement with an accredited investor, pursuant to which the Company agreed to issue and sell, in a registered direct offering, 1,497,006 shares of the Company’s common stock, par value $0.0001 per share, to the purchaser at an offering price of $6.68 per share. The registered offering was conducted pursuant to the Company’s effective shelf registration statement on Form S-3 (Registration No. 333-231513), which was initially filed with the Securities and Exchange Commission on May 15, 2019 and was declared effective on June 19, 2019. As compensation for their services, the Company paid to the placement agents a fee equal to 7% of the gross proceeds received by the Company as a result of the registered offering, and reimbursed the placement agents for certain expenses incurred in connection with such offering. The net proceeds from the registered offering are approximately $9.2 million after deducting certain fees due to the placement agents’ and the Company’s transaction expenses. The net proceeds received by the Company will be used for general corporate and working capital purposes.

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

Operating expenses

Our operating expenses consist of general and administrative, marketing and sales and research and development expenses. Salaries and personnel-related costs, benefits, and stock-based compensation expense, are the most significant components of each category of operating expenses. Operating expenses also include allocated overhead costs for facilities and utility costs.

General and Administrative - General and administrative expense consists primarily of employee compensation and related expenses for administrative functions including finance, legal, human resources, and fees for third-party professional services, as well as allocated overhead. We expect our general and administrative expense to increase in absolute dollars as we continue to invest in growing the business.

Marketing and Selling – Marketing and Selling expense consists primarily of employee compensation and related expenses, sales commissions, marketing programs, travel, and entertainment expenses as well as allocated overhead. Marketing programs consist of advertising, tradeshows, events, corporate communications, and brand-building activities. We expect marketing and selling expenses to increase in absolute dollars as we expand our sales force, increase marketing resources, and further develop sales channels.

Research and Development - Research and development expense consists primarily of employee compensation and related expenses, prototype expenses, depreciation associated with assets acquired for research and development, third-party engineering, and contractor support costs, as well as allocated overhead. We expect our research and development expenses to increase in absolute dollars as we continue to invest in new and existing products.

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

Results of Operations

The following tables set forth our results of operations for the three month periods ended March 31, 2021 and 2020, presented in dollars and as a percentage of revenue, respectively.

	For the Three Months Ended March 31,
	2021	2020
Revenue	$13,315,752	$13,359,637
Cost of revenue	8,882,968	9,963,950
Gross profit	4,432,784	3,395,687
Operating expenses:
General and administrative	2,157,619	2,514,065
Marketing and selling	1,167,901	1,189,351
Research and development	832,233	1,203,425
Total operating expenses	4,157,753	4,906,841
Income (loss) from operations	275,031	(1,511,154)
Other income (expense), net:
Interest income	5,300	24,637
Interest expense	(149,982)	(68,784)
Other income (expense), net	(28,629)	(8,029)
Total other income (expense), net	(173,311)	(52,176)
Income (loss) before income taxes	101,720	(1,563,330)
Provision (benefit) for income taxes	60,522	(467,298)
Net income (loss)	$41,198	$(1,096,032)

	For the Three Months Ended March 31,
	2021	2020
Revenue	100%	100%
Cost of revenue	67%	75%
Gross profit	33%	25%
Operating expenses:
General and administrative	16%	19%
Marketing and selling	9%	9%
Research and development	6%	9%
Total operating expenses	31%	37%
Income (loss) from operations	2%	-11%
Other income (expense), net:
Interest income	0%	0%
Interest expense	-1%	-1%
Other income (expense), net	0%	0%
Total other income (expense), net	-1%	0%
Income (loss) before income taxes	1%	-12%
Provision (benefit) for income taxes	0%	-3%
Net income (loss)	0%	-8%

Comparison of the three months ended March 31, 2021 and 2020:

Revenue, cost of revenue and gross profit:

	For the Three Months Ended March 31, 2021				For the Three Months Ended March 31, 2020
Entity:	Revenue	Cost of Revenue	Gross Profit	Gross Margin %	Revenue	Cost of Revenue	Gross Profit	Gross Margin %
OSS	$8,601,971	$(5,341,362)	$3,260,609	37.9%	$8,440,224	$(6,120,909)	$2,319,315	27.5%
Bressner Technology GmbH	4,713,781	(3,541,606)	1,172,175	24.9%	4,919,413	(3,843,041)	1,076,372	21.9%
	$13,315,752	$(8,882,968)	$4,432,784	33.3%	$13,359,637	$(9,963,950)	$3,395,687	25.4%

Revenue

For the three month period ended March 31, 2021, total revenue decreased $43,885 or 0.33%, as compared to the same period in 2020.  OSS saw an increase in revenue of $161,747 or 1.21 percentage points as compared to the prior year.  The majority of this increase is attributable to an increase in shipments of product to government OEM suppliers creating a change in mix of distributed products as compared to the prior year which was dominated by product shipment to our largest media and entertainment customer.  Bressner experienced a decrease of $205,632 or a decrease of 1.54 percentage points.  This decrease is mainly due to a general slow-down in Europe attributable to the COVID-19 pandemic.

Cost of revenue and gross profit

Cost of revenue decreased by $1,080,982 or 10.8%, for the three month period ended March 31, 2021 as compared to the prior year in 2020. The decrease in cost of revenue was mainly attributable to our reduced sales in the media and entertainment industry that is a lower margin business as compared to product sales to OEMs engaged in government contracts, thus driving a significant change in products shipped during the quarter.  OSS saw a decrease in cost of revenue of $779,547 or 7.8 percentage points as compared to the prior year. Bressner’s cost of revenue decrease $301,435 or 3.0 percentage points on lower sales and changes in product mix.

The overall gross margin percentage improved from 25.4% for the three month period March 31, 2020 to 33.3% for the same period ended March 31, 2021, an increase of 7.9 percentage points.  OSS’ gross margin percentage for the three months ended March 31, 2021 was 37.9%, an increase of 10.5 percentage points as compared to the prior year period of 27.5% attributable to changes in product mix.  Bressner contributed gross margin at a rate of 24.9% as compared to the same prior year period in 2020 of 21.9%, an increase of 3.0 percentage points which was attributable to a change in product mix.

Operating expenses

General and administrative expense

General and administrative expense decreased $356,446 or 14.2%, for the three months period ended March 31, 2021 as compared to the same prior year period in 2020.  OSS experienced a decrease of $369,625 which was offset by an increase at Bressner of $13,179.  The decrease in general and administrative expense was primarily attributable to cost containment efforts initially implemented in April 2020. Overall, total general and administrative expense decreased as a percentage of revenue to 16.2% during the three month period ended March 31, 2021 as compared to 18.8% during the same period in 2020.

Marketing and selling expense

Marketing and selling expense decreased $21,450 or 1.8% during the three month period ended March 31, 2021 as compared to the same prior year period 2020.  OSS had a modest increase of $18,433 which was offset by a decrease at Bressner of $39,883 due to less travel associated with COVID-19 restrictions.  Overall, total marketing and selling expense decreased as a percentage of revenue to 8.8% during the three month period ended March 31, 2021 as compared to 8.9% during the same period in 2020.

Research and development expense

Research and development expense decreased $371,192 or 30.8% during the three month period ended March 31, 2021 as compared to the same prior year period 2020.  OSS saw a decrease of $383,231 or 103.2% of the decrease.  The decrease was largely driven by engineering resources being deployed on billable projects for which their costs are reclassified as cost of revenue or classified as work in process labor.  This reduction was offset by a modest increase of $12,039 or 3.2% at Bressner. Overall, total research and development expense as a percentage of revenue decreased as a percentage of revenue to 6.2% during the three month period ended March 31, 2021 as compared to 9.0% during the same period in 2020.

Interest income

Interest income decreased $19,337 for the three month period ended March 31, 2021 as compared to the same prior year period in 2020.  The decrease is attributable to reduced finance charges on outstanding accounts receivable balances from our largest customer in the media and entertainment industry which has brought their account current.

Interest expense

Interest expense increased $81,198 for the three month period ended March 31, 2021 as compared to same period in 2020.  On April 24, 2020, the Company borrowed $3,000,000 through a senior secured convertible debt offering issued with a 10% original issue discount and incurred legal costs associated with this debt offering.  The interest and the professional fees incurred on securing the debt are being amortized on an effective interest rate basis to interest expense.

Other income (expense), net

Other income (expense), for the three month period ended March 31, 2021 resulted in net expenses of $28,629 as compared to net other expenses of $8,029 in the same prior year period in 2020, for a net change of $20,600.  The majority of the increase is an increase in foreign currency transactions gains and losses.

(Benefit) provision for income taxes

We have recorded an income tax provision (benefit) of $60,522 and $(467,298), respectively, for the three month periods ended March 31, 2021 and 2020.  The effective tax rate for the years ended March 31, 2021 and 2020 differs from the statutory rate mainly due to permanent non-deductible goodwill amortization for Bressner Technology GmbH, deductions related to expenses of OSS stock options, as well as projecting federal, foreign and state tax liabilities for the year.  The effective tax rate for 2021 is 76.4% as compared to 28.2% in the prior year 2020.

Liquidity and capital resources

Given our prior year operating losses, the Company’s primary sources of liquidity have been provided by (i) the Company’s February 2018 initial public offering (net proceeds were approximately $16,100,000); (ii) March 2019 notes payable from members of the Board of Directors and others of $1,500,000; (iii) the July 2019 sale of 1,554,546 shares of the Company’s common stock for net cash proceeds of $2,488,148; (iv) the April 24, 2020 sale of $3,000,000 of Senior Secured Convertible Promissory Notes issued at a 10% original issue discount; (v) receipt of approximately $1,500,000 on April 28, 2020 of government loan proceeds under the Paycheck Protection Program; and (vi) a receipt of approximately $9,221,000 on March 3, 2021 in a registered direct offering.

As of March 31, 2021, the Company’s cash and cash equivalents were $19,614,315 and working capital was $22,935,632.  Cash and cash equivalents held by Bressner totaled $1,263,439 (USD) on March 31, 2021, and Bressner’s debt covenants do not permit the use of those funds by its parent company. During the three month period ended March 31, 2021, the Company experienced an operating income of $275,031, with cash generated by operating activities of $4,291,066.  During the year ended December 31, 2020, the Company experienced an operating loss of $424,281, with cash used in operating activities of $250,173.

Our sources of liquidity and cash flows are used to fund ongoing operations, research and development projects for new products and technologies, and provide ongoing support services for our customers. Over the next year, we anticipate that we will use our liquidity and cash flows from our operations to fund our growth. In addition, as part of our business strategy, we occasionally evaluate potential acquisitions of businesses and products and technologies. Accordingly, a portion of our available cash may be used at any time for the acquisition of complementary products or businesses. Such potential transactions may require substantial capital resources, which may require us to seek additional debt or equity financing. We cannot assure you that we will be able to successfully identify suitable acquisition candidates, complete acquisitions, integrate acquired businesses into our current operations, or expand into new markets. Furthermore, we cannot provide assurances that additional financing will be available to us in any required time frame and on commercially reasonable terms, if at all.

The Company’s revenue growth during the year 2020 slowed due to the effects of COVID-19. However, resulting from a reduction in force and strict cost containment, the Company has been able to mitigate the effects, to some degree, of the reduced revenue.  For a further description and risk factors associated with COVID-19, please see Part 1A of the December 31, 2020 Annual Report on Form 10-K filed March 25, 2021.

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

▪

On March 1, 2021, the Company entered into a Securities Purchase Agreement with an accredited investor, pursuant to which the Company agreed to issue and sell, in a registered direct offering, 1,497,006 shares of the Company’s common stock, par value $0.0001 per share, to the purchaser at an offering price of $6.68 per share. The registered offering was conducted pursuant to the Company’s effective shelf registration statement on Form S-3 (Registration No. 333-231513), which was initially filed with the Securities and Exchange Commission on May 15, 2019; and was declared effective on June 19, 2019.  As compensation for their services, the Company paid to the placement agents a fee equal to 7% of the gross proceeds received by the Company as a result of the registered offering, and reimbursed the placement agents for certain expenses incurred in connection with such offering. The net proceeds from the registered offering are approximately $9.22 million after deducting certain fees due to the placement agents’ and the Company’s transaction expenses. The net proceeds received by the Company will be used for general corporate and working capital purposes.

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

The following table summarizes our cash flows for the three month periods ended March 31, 2021 and 2020:

	For the Three Months Ended March 31,
Cash flows:	2021	2020
Net cash provided by (used in) operating activities	$4,291,066	$(721,773)
Net cash used in investing activities	$(121,759)	$(198,507)
Net cash provided by (used in) financing activities	$9,173,593	$(1,214,119)

Operating Activities

During the three month period ended March 31, 2021, the Company generated $4,291,066 in cash from operating activities, an increase of $5,012,839 when compared to the cash used in operating activities of $721,773 during the same three month period year in 2020. This improvement in operating cash flow is mainly attributable to better earnings resulting from improved gross margins, a reduction in expenses, and reduction in working capital requirement resulting in better collections from customers.

The improvement in cash generated by operating activities was primarily a result of a decrease in working capital requirements of $3,180,719, an improvement in net loss of $1,137,230, and an increase in non-cash adjustments of $694,890.  Non-cash adjustments include increases of $794,122 attributable to deferred taxes; gain on disposal of property and equipment, warranty reserves, amortization of deferred gain, inventory reserves, amortization of debt discount and stock-based compensation expense.  These increases were offset by $29,232 in decreases in non-cash adjustments attributable to the provision for bad debt depreciation, and amortization.

Working capital requirements were reduced overall by $3,180,719.  The sources of working capital of $4,012,890 were attributable to changes inventory levels, prepaid and other current assets and accounts payable and accrued expenses and other liabilities for the comparable period. These sources were offset by reductions in working capital of $832,171 attributable to accounts receivable.

Our ability to generate cash from operations in future periods will depend in large part on our profitability, the rate and timing of collections of our accounts receivable, our inventory turns and our ability to manage other areas of working capital including accounts payable and accrued expenses.

Investing Activities

During the three month period ended March 31, 2021, the Company used cash of $121,759 in investing activities as compared to $198,507 used during the prior year period in 2020, a decrease of $76,748. The main projects for the three months ended March 31, 2021 and 2020 were the continued enhancement of our ERP system, and the purchase of test equipment for the engineering department.  We currently do not anticipate any other significant purchases of equipment or expansion of our ERP system beyond completion of phase II of the project, which is the integration of certain sales functions.

Financing Activities

Given the economic and financial hardships operating in a COVID-19 environment, the Company believed it to be imperative to secure additional financial resources to ensure financial stability during trying economic times. During the three month period ended March 31, 2021, the Company generated $9,173,593 in cash from financing activities, as compared to the cash used in financing activities of $1,214,119 during the same three month period year in 2020.

During the three month periods ended March 31, 2021and 2020, the Company received proceeds of $278,968 and $57,000, respectively, from the exercise of warrants and stock options which was offset by payment for taxes of $44,252 and $656,845, respectively that was paid on behalf of those that exercised options and RSU’s on a net cashless basis.

On March 1, 2021, the Company entered into a Securities Purchase Agreement with an accredited investor, pursuant to which the Company agreed to issue and sell, in a registered direct offering, 1,497,006 shares of the Company’s common stock, par value $0.0001 per share, to the purchaser at an offering price of $6.68 per share. The net proceeds from the registered offering were approximately $9.22 million after deducting certain fees due to the placement agents’ and the Company’s transaction expenses.

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

Stockholder transactions

In April 2019, certain members of the Company’s Board of Directors executed definitive agreements to commit funds of up to $4,000,000 as a credit facility. The Company initially borrowed $1,150,000 from members of the Board of Directors and $350,000 from other shareholders for a two-year period at an interest rate of 9.5% which requires the Company to make monthly principal and interest payment of $69,000 per month. In connection with these loans, the Company issued to the note holders warrants to purchase shares of the Company’s common stock equal to 10% of the original principal at a price per share equal to $2.15 per share.  Accordingly, the Company issued to the note holders warrants to purchase 69,766 shares of the Company’s common stock.  The relative fair value of the warrants issued was $60,158.  The remaining unfunded loan commitments expired as of April 1, 2020, and the Company has not received any additional funding commitments from members of the Board of Directors.  These are now fully paid as of April 2021.

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

Our accounting policies and estimates that are most critical to the presentation of our results of operations and financial condition, and which require the greatest use of judgments and estimates by management, are designated as our critical accounting policies. See further discussion of our critical accounting policies under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for year ended December 31, 2020. We periodically re-evaluate and adjust our critical accounting policies as circumstances change. There were no significant changes to our critical accounting policies during the three month period ended March 31, 2021.

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

Concentration of credit risk

Financial instruments that potentially expose us to concentrations of credit risk consist principally of cash, cash equivalents, and accounts receivable. We place our cash and cash equivalents with financial institutions with high credit quality. On March 31, 2021 and December 31, 2020, we had $19,614,315 and $6,316,921, respectively, of cash and cash equivalents on deposit or invested with our financial and lending institutions. We provide credit to our customers in the normal course of business. We perform ongoing credit evaluations of our customers’ financial condition and limit the amount of credit extended when deemed necessary.

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

Non-GAAP Financial Measures

Adjusted EBITDA

We believe that the use of adjusted earnings before interest, taxes, depreciation and amortization, or adjusted EBITDA, is helpful for an investor to assess the performance of the Company.  The Company defines adjusted EBITDA as income (loss) before interest, taxes, depreciation, amortization, acquisition expenses, impairment of long-lived assets, financing costs, fair value adjustments from purchase accounting, stock-based compensation expense and expenses related to discontinued operations.

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

	For the Three Months Ended March 31,
	2021	2020
Net income (loss)	$41,198	$(1,096,032)
Depreciation and amortization	380,778	395,825
Amortization of deferred gain	-	(41,479)
Stock-based compensation expense	438,394	207,761
Interest expense	149,982	68,784
Interest income	(5,300)	(24,637)
Provision (benefit) for income taxes	60,522	(467,298)
Adjusted EBITDA	$1,065,574	$(957,076)

Adjusted EPS

Adjusted EPS excludes the impact of certain items and therefore, has not been calculated in accordance with GAAP. We believe that exclusion of certain selected items assists in providing a more complete understanding of our underlying results and trends and allows for comparability with our peer company index and industry. We use this measure along with the corresponding GAAP financial measures to manage our business and to evaluate our performance compared to prior periods and the marketplace. The Company defines Non-GAAP (loss) income as (loss) or income before amortization, stock-based compensation, expenses related to discontinued operations, impairment of long-lived assets and non-recurring acquisition costs.  Adjusted EPS expresses adjusted (loss) income on a per share basis using weighted average diluted shares outstanding.

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

The following table reconciles Non-GAAP net income and basic and diluted earnings per share:

	For the Three Months Ended March 31,
	2021	2020
Net income (loss)	$41,198	$(1,096,032)
Amortization of intangibles	163,900	174,525
Stock-based compensation expense	438,394	207,761
Non-GAAP net income (loss)	$643,492	$(713,746)
Non-GAAP net income (loss) per share:
Basic	$0.04	$(0.04)
Diluted	$0.03	$(0.04)
Weighted average common shares outstanding:
Basic	17,348,164	16,332,898
Diluted	18,642,061	16,332,898

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

	For the Three Months Ended March 31,
Cash flow:	2021	2020
Cash provided by (used in) operating activities	$4,291,066	$(721,773)
Capital expenditures	(121,759)	(200,049)
Free cash flow	$4,169,307	$(921,822)

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 4. Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic and current reports that we file with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2021, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

For a description of our material pending legal proceeding, please see Note 9, Commitments and Contingencies, to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors.

Please carefully consider the information set forth in this Quarterly Report on Form 10-Q and the risk factors discussed in Part I, Item IA. of our Annual Report on Form 10-K for the year ended December 31, 2020, which could materially affect our business, financial condition, or future results. In evaluating our business, you should carefully consider the risk factors discussed in our Annual Report on Form 10-K, as updated by our subsequent filings under the Exchange Act. The occurrence of any of the risks discussed in such filings, or other events that we do not currently anticipate or that we currently deem immaterial, could harm our business, prospects, financial condition and results of operations. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment.

We must successfully navigate the demand, supply and operational challenges associated with the ongoing coronavirus (COVID-19) pandemic.

Our business has been negatively affected by a range of external factors related to COVID-19 that are not within our control. For example, numerous measures have been implemented by governmental authorities across the globe to contain the virus, including travel bans and restrictions, quarantines, shelter-in-place orders, restrictions and limitations of public gatherings, and business limitations and shutdowns. Many of our customers’ businesses have been severely impacted by these measures and some have been required to reduce employee headcount as a result. If a significant number of our customers are unable to continue as a going concern, this would have an adverse impact on our business and financial condition. In addition, many of our customers are working remotely, which may delay the timing of new business and implementations of our services. If COVID-19 continues to have a substantial impact on our partners, customers, or suppliers, our results of operations and overall financial performance will be harmed.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The information set forth below relates to our issuances of securities without registration under the Securities Act of 1933 during the reporting period which were not previously included in an Annual Report on Form 10-K, Quarterly Report on Form 10-Q, or Current Report on Form 8-K:

During the three months ended March 31, 2021, the Company issued 35,067 shares of common stock upon the exercise of warrants for total proceeds of $65,000.

These securities were issued pursuant to Section 4(a)(2) of the Securities Act and/or Rule 506 promulgated thereunder. The holders represented their intention to acquire the securities for investment only and not with a view towards distribution. The investors were given adequate information about us to make an informed investment decision. We did not engage in any general solicitation or advertising.

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

Exhibit Index

31.1*

Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

31.2*

Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to Amendment No.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 21, 2019.
(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on February 6, 2019.
(3)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-222121) filed with the SEC on December 18, 2017.
(4)	Incorporated by reference to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-222121) filed with the SEC on January 16, 2019.
(5)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on February 1, 2019.
(6)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on August 3, 2019.
(7)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on September 6, 2019.
(8)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on November 6, 2019.
(9)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 9, 2020.
(10)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on June 26, 2020.
(11)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on August 8, 2020.
(12)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 8, 2020.
(13)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on March 3, 2021.
+	Indicates management contract or compensatory plan.

*	Filed herewith.

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

ONE STOP SYSTEMS, INC.

Date: May 13, 2021	By:	/s/ David Raun
David Raun
President and Chief Executive Officer (Principal Executive Officer)

Date: May 13, 2021	By:	/s/ John W. Morrison Jr.
John W. Morrison Jr.
Chief Financial Officer (Principal Financial and Accounting Officer)