Form 10-Q
period 2021-06-30
ONE STOP SYSTEMS, INC.
filed 2021-08-12
CIK 1394056

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                    Yes ☐    No ☒

As of July 31, 2021, the registrant had 18,628,871 shares of common stock (par value $0.0001) outstanding.

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements.

ONE STOP SYSTEMS, INC. (OSS)

UNAUDITED CONSOLIDATED BALANCE SHEETS

	Unaudited
	June 30,	December 31,
	2021	2020
ASSETS
Current assets
Cash and cash equivalents	$3,975,069	$6,316,921
Short-term investments (Note 3)	14,524,249	-
Accounts receivable, net	6,527,109	7,458,383
Inventories, net	12,411,490	9,647,504
Prepaid expenses and other current assets	996,801	655,708
Total current assets	38,434,718	24,078,516
Property and equipment, net	3,218,341	3,487,178
Deposits and other	48,155	81,709
Deferred tax assets, net	3,485,709	3,698,593
Goodwill	7,120,510	7,120,510
Intangible assets, net	334,456	662,257
	$52,641,889	$39,128,763

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$4,149,482	$976,420
Accrued expenses and other liabilities	3,036,793	3,481,444
Current portion of notes payable, net of debt discount of $0 and $2,047, respectively (Note 8)	1,777,715	1,365,204
Current portion of related party notes payable, net of debt discount of $0 and $6,726, respectively (Note 8)	-	199,943
Current portion of senior secured convertible note, net of debt discounts of $74,458 and $256,242, respectively (Note 8)	2,516,451	1,789,212
Total current liabilities	11,480,441	7,812,223
Senior secured convertible note, net of current portion and debt discounts of $0 and $14,107, respectively (Note 8)	-	531,347
Paycheck protection program note payable (Note 8)	-	1,499,360
Total liabilities	11,480,441	9,842,930
Commitments and contingencies (Note 10)
Stockholders’ equity
Common stock, $.0001 par value; 50,000,000 shares authorized; 18,538,689 and 16,684,424 shares issued and outstanding, respectively	1,854	1,668
Additional paid-in capital	41,037,948	30,758,354
Accumulated other comprehensive income	145,062	287,547
Accumulated deficit	(23,416)	(1,761,736)
Total stockholders’ equity	41,161,448	29,285,833
	$52,641,889	$39,128,763

See accompanying notes to consolidated financial statements

ONE STOP SYSTEMS, INC. (OSS)

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Revenue	$14,905,009	$11,625,327	$28,220,761	$24,984,964
Cost of revenue	10,252,265	8,300,132	19,135,233	18,264,082
Gross profit	4,652,744	3,325,195	9,085,528	6,720,882
Operating expenses:
General and administrative	1,648,785	1,877,358	3,806,404	4,391,423
Marketing and selling	1,479,292	845,098	2,647,193	2,034,449
Research and development	1,008,017	1,008,625	1,840,250	2,212,050
Total operating expenses	4,136,094	3,731,081	8,293,847	8,637,922
Income (loss) from operations	516,650	(405,886)	791,681	(1,917,040)
Other income (expense), net:
Interest income	61,798	99,343	67,098	123,980
Interest expense	(169,031)	(150,186)	(319,013)	(218,970)
Other income (expense), net	1,522,998	3,056	1,494,369	(4,973)
Total other income (expense), net	1,415,765	(47,787)	1,242,454	(99,963)
Income (loss) before income taxes	1,932,415	(453,673)	2,034,135	(2,017,003)
Provision (benefit) for income taxes	235,293	(441,511)	295,815	(908,809)
Net income (loss)	$1,697,122	$(12,162)	$1,738,320	$(1,108,194)

Net income (loss) per share:
Basic	$0.09	$(0.00)	$0.10	$(0.07)
Diluted	$0.09	$(0.00)	$0.09	$(0.07)
Weighted average common shares outstanding:
Basic	18,513,620	16,488,325	17,934,022	16,410,660
Diluted	19,735,383	16,488,325	19,305,842	16,410,660

See accompanying notes to consolidated financial statements

ONE STOP SYSTEMS, INC. (OSS)

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Net income (loss)	$1,697,122	$(12,162)	$1,738,320	$(1,108,194)
Other comprehensive income (loss):
Net unrealized gains (losses) on short-term investments	601	-	601	-
Currency translation adjustment	107,302	67,442	(143,086)	11,875
Total other comprehensive income (loss)	107,903	67,442	(142,485)	11,875
Comprehensive income (loss)	$1,805,025	$55,280	$1,595,835	$(1,096,319)

See accompanying notes to consolidated financial statements

ONE STOP SYSTEMS, INC. (OSS)

UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the Three and Six Months Ended June 30, 2021

	Common Stock				Accumulated Other		Total
	Shares	Amount	Additional Paid-in-Capital	Noncontrolling Interest	Comprehensive Income	Accumulated (Deficit)	Stockholders' Equity
Balance, January 1, 2021	16,684,424	$1,668	$30,758,354	$-	$287,547	$(1,761,736)	$29,285,833
Stock-based compensation	-	-	438,394	-	-	-	438,394
Exercise of stock options, RSU's and warrants	321,472	32	278,936	-	-	-	278,968
Proceeds from issuance of stock, net of issuance costs of $778,810	1,497,006	150	9,221,040	-	-	-	9,221,190
Taxes paid on net issuance of employee stock options	-	-	(44,252)	-	-	-	(44,252)
Currency translation adjustment	-	-	-	-	(250,388)	-	(250,388)
Net Income	-	-	-	-	-	41,198	41,198
Balance, March 31, 2021	18,502,902	$1,850	$40,652,472	$-	$37,159	$(1,720,538)	$38,970,943
Stock-based compensation	-	-	465,336	-	-	-	465,336
Exercise of stock options, RSU's and warrants	35,787	4	22,548	-	-	-	22,552
Additional stock issuance costs related to registered direct offering	-	-	(32,517)	-	-	-	(32,517)
Taxes paid on net issuance of employee stock options	-	-	(69,891)	-	-	-	(69,891)
Currency translation adjustment	-	-	-	-	107,302	-	107,302
Net unrealized gains (losses) on short-term investments	-	-	-	-	601	-	601
Net Income	-	-	-	-	-	1,697,122	1,697,122
Balance, June 30, 2021	18,538,689	$1,854	$41,037,948	$-	$145,062	$(23,416)	$41,161,448

See accompanying notes to consolidated financial statements

ONE STOP SYSTEMS, INC. (OSS)

UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the Three and Six Months Ended June 30, 2020

	Common Stock				Accumulated Other		Total
	Shares	Amount	Additional Paid-in-Capital	Noncontrolling Interest	Comprehensive Loss	Accumulated Deficit	Stockholders' Equity
Balance, January 1, 2020	16,121,747	$1,612	$30,537,015	$500	$(17,773)	$(1,755,192)	$28,766,162
Stock-based compensation	-	-	207,761	-	-	-	207,761
Exercise of stock options	354,914	35	56,965	-	-	-	57,000
Return of capital upon dissolution of SkyScale	-	-	-	(500)	-	-	(500)
Taxes paid on net issuance of employee stock options	-	-	(656,845)	-	-	-	(656,845)
Currency translation adjustment	-	-	-	-	(55,567)	-	(55,567)
Net loss	-	-	-	-	-	(1,096,032)	(1,096,032)
Balance, March 31, 2020	16,476,661	$1,647	$30,144,896	$-	$(73,340)	$(2,851,224)	$27,221,979
Stock-based compensation	-	-	85,378	-	-	-	85,378
Exercise of stock options, RSU's and warrants	21,956	2	7,465	-	-	-	7,467
Taxes paid on net issuance of employee stock options	-	-	(13,754)	-	-	-	(13,754)
Currency translation adjustment	-	-	-	-	67,442	-	67,442
Net loss	-	-	-	-	-	(12,162)	(12,162)
Balance, June 30, 2020	16,498,617	$1,649	$30,223,985	$-	$(5,898)	$(2,863,386)	$27,356,350

See accompanying notes to consolidated financial statements

ONE STOP SYSTEMS, INC. (OSS)

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$1,738,320	$(1,108,194)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Deferred benefit for income taxes	94,155	(953,939)
Gain on disposal of property and equipment	-	(1,542)
Recovery for bad debt	(4,902)	(1,411)
Warranty reserves	53,944	-
Amortization of deferred gain	-	(53,838)
Amortization of intangibles	327,801	349,051
Depreciation	447,771	449,159
Inventory reserves	343,136	210,176
Amortization of debt discount	109,305	115,990
Stock-based compensation expense	903,730	293,139
Gain on forgiveness of PPP loan and interest	(1,514,354)	-
Changes in operating assets and liabilities:
Accounts receivable	902,572	1,216,931
Inventories	(3,271,942)	(1,769,655)
Prepaid expenses and other current assets	(219,308)	(183,698)
Accounts payable	3,219,960	(1,107,724)
Accrued expenses and other liabilities	(341,825)	(389,504)
Net cash provided by (used in) operating activities	2,788,363	(2,935,059)

Cash flows from investing activities:
Investment in short-term investment grade securities	(14,523,647)	-
Purchases of property and equipment, including capitalization of labor costs for test equipment and ERP	(199,799)	(415,582)
Proceeds from sales of property and equipment	-	1,542
Net cash used in investing activities	(14,723,446)	(414,040)

Cash flows from financing activities:
Proceeds from exercise of stock options and warrants	301,520	64,467
Payment of payroll taxes on net issuance of employee stock options	(114,143)	(670,599)
Proceeds from issuance of stock	10,000,000	-
Stock issuance costs	(811,327)	-
Net borrowings on bank lines of credit	-	49,271
Proceeds from notes payable	1,807,818	-
Repayments on notes payable	(1,285,293)	-
Repayments on related-party notes payable	(206,669)	(285,320)
Repayments on notes payable	(63,188)	(86,824)
Proceeds, net of repayments, on secured convertible debt	-	2,247,363
Proceeds on Paycheck Protection Program (PPP) note payable	-	1,499,360
Net cash provided by financing activities	9,628,718	2,817,718

Net change in cash and cash equivalents	(2,306,365)	(531,381)
Effect of exchange rates on cash	(35,487)	662
Cash and cash equivalents, beginning of period	6,316,921	5,185,321
Cash and cash equivalents, end of period	$3,975,069	$4,654,602

See accompanying notes to consolidated financial statements

ONE STOP SYSTEMS, INC. (OSS)

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

	For the Six Months Ended June 30,
	2021	2020
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$83,392	$108,313
Cash paid during the period for income taxes	$80,629	$146,132

Supplemental disclosure of non-cash flow transactions:
Forgiveness of PPP loan and interest	$1,514,354	$-
Original issue discount on senior secured convertible note	$-	$300,000
Reclassification of inventories to property and equipment	$24,076	$20,027

See accompanying notes to consolidated financial statements

ONE STOP SYSTEMS, INC. (OSS)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Six Month Periods Ended June 30, 2021 and 2020

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

Liquidity, Going Concern Considerations and Management Plans

The Company’s primary sources of liquidity have been provided by (i) the Company’s February 2018 initial public offering (net proceeds were approximately $16,100,000); (ii) March 2019 notes payable from members of the Board of Directors and others of $1,500,000; (iii) the July 2019 sale of 1,554,546 shares of the Company’s common stock for net cash proceeds of $2,488,148; (iv) the April 24, 2020 sale of $3,000,000 of Senior Secured Convertible Promissory Notes issued at a 10% original issue discount; (v) receipt of approximately $1,500,000 on April 28, 2020 of government funding under the Paycheck Protection Program, and (vi) a receipt of $9,188,673 on March 3, 2021 in a registered direct offering.

As of June 30, 2021, the Company’s cash and cash equivalents were $3,975,069 and working capital was $26,954,277.  Cash and cash equivalents held by Bressner totaled $1,345,037 on June 30, 2021.  Bressner’s debt covenants do not permit the use of these funds by its parent company.

During the six month period ended June 30, 2021, the Company experienced an operating income of $791,681, with cash generated by operating activities of $2,788,363.  During the year ended December 31, 2020, the Company experienced an operating loss of $424,281, with cash used in operating activities of $250,173.

The Company’s revenue growth during the prior year slowed due to the effects of COVID-19.  However, resulting from a reduction in force and strict cost containment, the Company was able to mitigate the effects, to some degree, of the reduced revenue attributable to the economic impact of COVID-19.

Although there are signs that COVID-19 may begin to taper off, COVID-19 still has an impact on worldwide economic activity, and the ongoing effects of the COVID-19 pandemic has adversely impacted, and may continue to adversely impact, many aspects of our business. In response to the COVID-19 pandemic, many state, local, and foreign governments have put in place restrictions in order to control the spread of the disease. Such restrictions, or the perception that further restrictions could occur, have resulted in business closures, work stoppages, slowdowns and delays, work-from-home policies, travel restrictions, and cancellation or postponement of events, among other effects that impacted productivity and disrupted our operations and those of our partners, suppliers, contractors, and customers.

One way that COVID-19 has directly affected our operations is that we have experienced increased pricing and/or shortages of certain parts and supplies that are necessary components to the products and services we offer to our customers, and as a result, are experiencing longer lead-times. COVID-19 has indirectly affected our operations as well. For instance, some of our customers experienced downturns or uncertainty in their own business operations and revenue, and as a result, these customers have (and may continue to) decreased or delayed their technology spending, requested pricing concessions or payment extensions, or seek to renegotiate their contracts. For example, one of our customers that uses our products and services in their business operations operates in the live event space, such as music festivals and concerts. Due to measures implemented by local and state governments to restrict public gatherings in order to stop and/or prevent the spread of COVID-19, our client was unable to generate revenue at previous levels during these times, and as a result, we provided extended payment terms for the collection of our accounts receivables for this particular customer during the pandemic. However, all outstanding accounts receivables owed by this particular customer have now been received by the Company.

During the pandemic, as state, local, and foreign governments implemented (and may continue to implement) preventative measures to contain or mitigate the outbreak of COVID-19, the usage of our products and services fluctuated following such implementation, and we cannot predict how usage levels will continue to be impacted by these preventative measures. There is no assurance that customers will continue to use our products and services, or to the same extent, as the COVID-19 pandemic begins to taper off or when it has ended. As a result, it has been difficult to accurately forecast our revenues or financial results, especially given that the near and long term impact of the pandemic remains uncertain. In addition, while the potential impact and duration of the COVID-19 pandemic on the economy and our business in particular may be difficult to assess or predict, the pandemic has resulted in, and may continue to result in, significant disruption of global financial markets, and may reduce our ability to access additional capital, which could negatively affect our liquidity in the future. Our results of operations could be materially below our forecasts as well, which could adversely affect our results of operations, disappoint analysts and investors, or cause our stock price to decline.

Furthermore, a decrease in orders in a given period could negatively affect our revenues in future periods. The COVID-19 pandemic may also have the effect of heightening many of the other risks described in the “Risk Factors” section of our December 31, 2020 Annual Report on Form 10-K filed March 25, 2021, including risks associated with our customers and supply chain. We may take further actions that alter our operations as may be required by federal, state, or local authorities, or which we determine are in our best interests. While much of our operations can be performed remotely, certain activities often require personnel to be on-site, and our ability to carry out these activities have been, and may continue to be negatively impacted if our employees or local personnel are not able to travel. In addition, for activities that may be conducted remotely, there is no guarantee that we will be as effective while working remotely because our team is dispersed and many employees and their families have been negatively affected, mentally or physically, by the COVID-19 pandemic. Decreased effectiveness and availability of our team could harm our business. In addition, we may decide to postpone or cancel planned investments in our business in response to changes in our business as a result of the spread of COVID-19, which may impact our ability to attract and retain customers and our rate of innovation, either of which could harm our business.

We do not yet know the full extent of potential delays or impacts on our business, operations, or the global economy as a whole. While there have recently been vaccines developed and administered, and certain government orders and restrictions in particular cities, counties, and states have been lifted as the spread of COVID-19 starts to get contained and mitigated, we cannot predict the timing of the vaccine roll-out globally or the efficacy of such vaccines, and we do not yet know how businesses, customers, contractors, suppliers, or our partners will operate in a post COVID-19 environment, especially if additional or supplemental governmental orders, limitations, and restrictions are reinstated. There may be additional costs or impacts to our business and operations, including when we are able to resume in-person activities, travel, and events. In addition, there is no guarantee that a future outbreak of this or any other widespread epidemics will not occur, or that the global economy will recover, either of which could harm our business.

Although the Company’s revenue growth during the prior year slowed due to the effects of COVID-19, the Company was able to mitigate the effects, to some degree, of the reduced revenue attributable to the economic impact of COVID-19 as a result of implementing a reduction in force and strict cost containment measures.

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

 While management expects these actions to result in prospective cost reductions, management is also committed to conserve cash, securing debt and/or equity financing to ensure that liquidity will be sufficient to meet the Company’s cash requirements through at least a period of the next twelve months. Management believes potential sources of liquidity include at least the following:

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

▪

On April 24, 2020, the Company completed a $6.0 million debt financing on a non-interest bearing convertible note with a 10% original issue discount.  The first tranche of $3.0 million was received on April 27, 2020, with an additional $3.0 million available beginning seven months from the date of closing at the option of the Company conditioned upon meeting certain requirements which have been satisfied.  This right expired in April 2021.  The note is repayable in twenty-two installments beginning three months after closing in cash or shares of the Company’s common stock.

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

The unaudited consolidated financial statements herein have been prepared by the Company pursuant to the rules and regulations of the United States Securities Exchange Commission (“SEC”).  The accompanying interim unaudited consolidated financial statements have been prepared under the presumption that users of the interim financial information have either read or have access to the audited consolidated financial statements for the latest year ended December 31, 2020.  Accordingly, note disclosures which would substantially duplicate the disclosures contained in the December 31, 2020, audited consolidated financial statements have been omitted from these interim unaudited consolidated financial statements.  The Company evaluated all subsequent events and transactions through the date of filing this report.

In the opinion of management, all adjustments considered necessary for a fair presentation have been included in the accompanying condensed financial statements.  Operating results for the three and six months ended June 30, 2021, are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.  For further information, refer to the audited consolidated financial statements and notes for the year ended December 31, 2020, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 25, 2021.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of OSS, which include the acquisition of Concept Development Inc., its wholly owned subsidiary, OSS GmbH, which also includes the acquisition of Bressner Technology GmbH.  Intercompany balances and transactions have been eliminated in consolidation.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

There have been no changes to our accounting policies disclosed in our audited consolidated financial statements and the related notes for the year ended December 31, 2020, except for the addition of a definition of short-term investments as follows:

Short-term Investments

Short-term investments consist predominantly of commercial paper, corporate debt securities, U.S. Treasury securities, and asset-backed securities. The Company classifies short-term investments based on the facts and circumstances surrounding the investments at the time of purchase and evaluates such classification as of each balance sheet date. On June 30, 2021, all short-term investments were classified as available-for-sale.

Unrealized gains and losses for available-for-sale securities are included in accumulated other comprehensive income—a component of stockholders’ equity. Realized gains and losses are determined using the specific identification method and are included in other income (expense) in the consolidated statement of operations. The Company evaluates its investments to determine whether those with unrealized loss positions are other than temporarily impaired. Impairments are considered to be other than temporary if they are related to deterioration in credit risk or if it is likely that the Company will sell the securities before recovery of their cost basis.

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

As of June 30, 2021, we had $3,485,709 in net deferred tax assets (DTAs). These DTAs include approximately $5.3 million related to net operating loss carryforwards that can be used to offset taxable income in future periods and reduce our income taxes payable in those future periods.  At this time, we consider it more likely than not that we will have sufficient taxable income in the future that will allow us to realize these DTAs. However, it is possible that economic conditions may decrease the likelihood that we will have sufficient taxable income in the future. Therefore, unless we are able to generate sufficient taxable income from our operations, a substantial valuation allowance to reduce our U.S. DTAs may be required, which would materially increase our expenses in the period the allowance is recognized and materially adversely affect our results of operations and statement of financial condition.

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

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), an amendment to the guidance on income taxes, which is intended to simplify the accounting for income taxes. The amendment eliminates certain exceptions related to the methodology for calculating income taxes on an interim period, the approach for intra-period tax allocation, and the recognition of deferred tax liabilities for outside basis differences. The amendment also clarifies existing guidance related to the recognition of franchise tax, the evaluation of a step up in the tax basis of goodwill, and the effects of enacted changes in tax laws or rates in the effective tax rate computation, among other clarifications. The effective date of the standard is annual periods beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022, with early adoption permitted. The Company elected to early adopt ASU 2019-12 prospectively as of July 1, 2020, which did not have a material impact on the consolidated financial statements, except for the elimination of the rule that limited the interim tax benefit to the tax benefit expected for the year. The early adoption resulted in the Company recording an additional interim tax benefit of $446,099 for the three months ended September 30, 2020.  The adoption did not impact the Company’s annual income tax benefit or expense for the year ended December 31, 2020, or the amount of net deferred income tax assets as of June 30, 2021. The Company made the election to early adopt because, consistent with the FASB, it believes that it will reduce the time and cost associated with income tax accounting and reporting, while not adversely altering the information provided to stakeholders on an interim basis.

NOTE 3 SHORT-TERM INVESTMENTS

The Company’s short-term investments by significant investment category as of June 30, 2021, are as follows:

Description	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Accrued Interest	Estimated Fair Value
Level 1: (1)
Cash alternatives	$734,556	$-	$-	$-	$734,556
Certificates of deposit	593,602	-	16	1,129	594,715
Corporate bonds and notes	4,854,610	-	465	47,311	4,901,456
Municipal Securities	8,264,729	1,082	-	27,711	8,293,522
	$14,447,497	$1,082	$481	$76,151	$14,524,249

(1)	Level 1 fair value estimates are based on quoted prices in active markets for identical assets or liabilities.

Cash alternatives represents cash balances in savings accounts which are temporarily on-hand that are immediately available for investments in accordance with the Company’s investment policy.

 The Company typically invests in highly rated securities and its investment policy limits the amount of credit exposure to any one issuer. The policy requires investments in fixed income instruments denominated and payable in U.S. dollars only and requires investments to be investment grade, with a primary objective of minimizing the potential risk of principal loss.

NOTE 4 – ACCOUNTS RECEIVABLE

Accounts receivable, net consists of the following:

	June 30,	December 31,
	2021	2020
Accounts receivable	$6,554,902	$7,491,397
Unbilled receivables	4	106
	6,554,906	7,491,503
Less: allowance for doubtful accounts	(27,797)	(33,120)
	$6,527,109	$7,458,383

Unbilled receivables include amounts associated with percentage of completion and milestone billing accounting, which includes cost and gross profit earned in excess of billing, not currently billable due to contractual provisions.  (Recovery) provision for bad debt expense related to accounts receivable was $11,688 and $994 for the three month period ended June 30, 2021 and 2020, respectively, and ($4,902) and ($1,411) for the six month period ended June 30, 2021 and 2020, respectively.

NOTE 5 – INVENTORIES

Inventories, net consist of the following:

	June 30,	December 31,
	2021	2020
Raw materials	$4,563,989	$5,210,327
Sub-assemblies	323,493	255,699
Work-in-process	473,027	407,328
Finished goods	7,663,042	4,424,603
	13,023,551	10,297,957
Less: reserves for obsolete and slow-moving inventories	(612,061)	(650,453)
	$12,411,490	$9,647,504

NOTE 6 – LONG LIVED INTANGIBLE ASSETS

Definite lived intangible assets related to acquisition are as follows, as of June 30, 2021:

	Expected Life	Remaining Months	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Customer lists and relationships	36 to 60 months	4 to 26 months	$2,084,515	$(1,812,427)	$272,088
Drawings and technology	36 months	0 months	760,207	(760,207)	-
Trade name, trademarks & other	24 to 36 months	4 months	447,274	(410,661)	36,613
Non-compete	36 months	4 months	246,797	(221,042)	25,755
			$3,538,793	$(3,204,337)	$334,456

Definite lived intangibles assets related to acquisitions are as follows, as of December 31, 2020:

	Expected Life	Remaining Months	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Customer lists and relationships	36 to 60 months	10 to 32 months	$2,084,515	$(1,578,178)	$506,337
Drawings and technology	36 months	0 months	760,207	(760,207)	-
Trade name, trademarks & other	24 to 36 months	10 months	447,274	(355,742)	91,532
Non-compete	36 months	10 months	246,797	(182,409)	64,388
			$3,538,793	$(2,876,536)	$662,257

As of June 30, 2021, amortization expense of the definite lived intangible assets for the years remaining is as follows:

2021	2022	2023	Total
$229,071	$63,231	$42,154	$334,456

Amortization expense recognized during the three months ended June 30, 2021 and 2020, was $163,901 and $174,525, respectively, and $327,801 and $349,051 for the six months ended June 30, 2021 and 2020, respectively.

NOTE 7 – ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consist of the following:

	June 30,	December 31,
	2021	2020
Accrued compensation and related liabilities	$984,322	$932,988
Deferred revenue and customer deposits	885,356	1,096,672
Warranty reserve	468,542	425,636
Deferred rent	272,870	312,909
Other accrued expenses	425,703	713,239
	$3,036,793	$3,481,444

NOTE 8 – DEBT

Bank Lines of Credit

Bressner Technology GmbH has three revolving lines of credit with German institutions totaling €2,700,000 (US$3,199,886).  Borrowing under the lines of credit bear interest at a variable rate of Euribor plus a stated rate.  The current rates for the lines of credit are from 3.10% to 4.0%, with the balances being open indefinitely or until occurrence of a defined change of control event.  There were no outstanding lines of credit balances as of June 30, 2021 and December 31, 2020.

Foreign Debt Obligations

Bressner Technology GmbH has three term loans outstanding as of June 30, 2021, with a total balance outstanding of €1,500,000 (US$1,777,715) as follows:

•

On June 18, 2021, Bressner converted €500,000 of its line of credit from UniCredit Bank into a note payable which bears interest at 1.55% with interest only payments to be paid on a quarterly basis. The note is due on December 17, 2021, with a payment of principal and unpaid interest due upon maturity. The balance outstanding as of June 30, 2021, is €500,000 (US$592,572);

•

On June 4, 2021, Bressner converted €500,000 of its line of credit from UniCredit Bank into a note payable which bears interest at 1.55% with interest only payments to be paid on a quarterly basis.  The note is due on November 30, 2021, with a payment of principal and unpaid interest due upon maturity. The balance outstanding as of June 30, 2021, is €500,000 (US$592,572);

•

On April 9, 2021, Bressner converted €500,000 of its line of credit from UniCredit Bank into a note payable which bears interest at 1.60% with interest only payments to be paid on a quarterly basis.  The note is due on September 30, 2021, with a payment of principal and interest due upon maturity.  The balance outstanding as of June 30, 2021, is €500,000 (US$592,571);

On June 25, 2020, Bressner converted €500,000 of its line of credit from UniCredit Bank into a note payable which bore interest at 1.87% interest and matured on June 18, 2021, with a balloon payment of principal and interest due upon maturity.  The balance outstanding was paid in full as of June 30, 2021.  The balance outstanding as of December 31, 2020, was €500,000 (US$611,406);

On April 9, 2020, Bressner converted €500,000 of its line of credit from UniCredit Bank into a note payable which bore interest at 1.90% and matured on April 9, 2021, with a balloon payment of principal and interest due upon maturity. The amount outstanding was paid in full.  The balance outstanding as of December 31, 2020, was €500,000 (US$611,406);

Bressner entered into a note payable on April 1, 2019, in the amount of €500,000 (US$586,189) which bore interest at 2.25% and matured on March 30, 2021 with monthly payments of principal and interest of €22,232 (US$24,960). The balance outstanding was paid in full as of March 31, 2021.  The balance outstanding as of December 31, 2020, was €66,446 (US$81,251);

Bressner entered into a note payable in September 2019 in the amount of €300,000 (US$336,810) which bore interest at 1.65% and matured on March 24, 2020, with a balloon payment of principal and interest.  The outstanding balance was paid in full as of March 31, 2020; and

Bressner entered into a note payable in September 2017, in the amount of €400,000 (US$436,272) which bore interest at 2.125% and matured on January 31, 2020 and was paid in full.

Notes Payable

In April 2019, the Company borrowed $350,000 from three individuals for a two-year period at an interest rate of 9.5% which requires the Company to make monthly principal and interest payments of $16,100 per month.  These loans are secured by the assets of the Company.  In connection with these loans, the Company issued to the noteholders warrants to purchase shares of the Company’s common stock equal to 10% of the original principal at a price per share equal to $2.15 per share.  Accordingly, the Company issued to the noteholders warrants to purchase 16,276 shares of the Company’s common stock at an exercise price of $2.15 per share. The relative fair value of each warrant was $0.90.  The relative fair value of warrants was estimated using Black-Scholes with the following weighted-average assumptions: fair value of the Company’s common stock at issuance of $2.15 per share; five year contractual term; 44.60% volatility; 0.0% dividend rate; and a risk-free interest rate of 2.307%.  The total relative fair value of the warrants issued is $14,037.  The balance outstanding as of June 30, 2021 and December 31, 2020, is $0 and $63,188, respectively.

Notes Payable – Related Parties

In April 2019, the Company borrowed $1,150,000 from three individuals who serve on the Company’s board of directors for a two-year period at an interest rate of 9.5% which requires the Company to make monthly principal and interest payments of $52,900 per month.  These loans were secured by the assets of the Company.  In connection with these loans, the Company issued to the noteholders warrants to purchase shares of the Company’s common stock equal to 10% of the original principal at a price per share equal to $2.15 per share.  Accordingly, the Company issued to the noteholders warrants to purchase 53,490 shares of the Company’s common stock at an exercise price of $2.15 per share. The relative fair value of each warrant was $0.90.  The relative fair value of warrants was estimated using Black-Scholes with the following weighted-average assumptions: fair value of the Company’s common stock at issuance of $2.15 per share; five year contractual term; 42.60% volatility; 0.0% dividend rate; and a risk-free interest rate of 2.3067%.  The relative fair value of warrants issued is $46,121. The balance outstanding as of June 30, 2021 and December 31, 2020 is $0 and $206,669, respectively.

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

The Company submitted an application with the lender to forgive the PPP Loan, in accordance with SBA Procedural Notice, Control No. 5000-20057, effective as of October 2, 2020.  On May 3, 2021, the Company received notification from the SBA that its PPP Loan of $1,499,360 plus accrued interest of $14,994 had been fully forgiven and such amount has been recognized as other income in the consolidated statement of operations.

Senior Secured Convertible Note

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

Commencing July 1, 2020, the Company has made monthly amortization payments equal to 1/22nd of the initial principal, any accrued and unpaid interest and late charges and any deferred or accelerated amount, of such note, which may be satisfied in cash at a redemption price equal to 105% of such installment amount (110% of such installment amount on notes issued at additional closings).  As of June 30, 2021, the holder has elected to defer receipt of nine installment payments as allowed per the agreement.

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

The original issue discount of 10% on the Senior Secured Convertible Note was recorded as a debt discount, decreasing the note payable.  This debt discount is amortized to interest expense using the effective interest rate method over the term of the loan.  For the three months ended June 30, 2021 and 2020, total debt discount amortization was $44,431 and $49,141, respectively, and $95,359 and $49,141 for the six months ended June 30, 2021 and 2020, respectively.  Such amounts are included in interest expense in the accompanying consolidated statements of operations.

Debt issuance costs in the amount of $316,274 related to this indebtedness were deducted from the face value of the note.  Such costs are amortized to interest expense using the effective interest rate method over the term of the loan.  Total debt issuance costs amortized during the three months ended June 30, 2021 and 2020, was $46,842 and $51,806, respectively, and $100,532 and $51,806 for the six months ended June 30, 2021 and 2020, respectively.  Such amounts are included in interest expense in the accompanying consolidated statements of operations.

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

For the three months ended June 30, 2021 and 2020, total debt discount amortization was $1,254 and $7,520, respectively, and $8,773 and $15,040 for the six months ended June 30, 2021 and 2020, respectively.  Such amounts are included in interest expense in the accompanying consolidated statements of operations.

A summary of outstanding debt obligations as of June 30, 2021, is as follows:

Loan Description	Current Interest Rate	Maturity Date	Balance (Euro)	Balance ($)	Current Portion	Long-term Portion
Domestic:
Notes payable - third party	9.50%	April-21	€-	$-	$-	$-
Related party notes payable	9.50%	April-21	-	-	-	-
Convertible senior secured note	10% OID	April-22	-	2,590,909	2,590,909	-
PPP loan	1.00%	April-22	-		-
			€-	$2,590,909	$2,590,909	$-
Foreign:
Uni Credit Bank AG	1.60%	September-21	€500,000	$592,571	$592,571	$-
Uni Credit Bank AG	1.55%	November-21	500,000	592,572	592,572
Uni Credit Bank AG	1.55%	December-21	500,000	592,572	592,572	-
			€1,500,000	$1,777,715	$1,777,715	$-
				$4,368,624	$4,368,624	$-

Outstanding debt obligations as of June 30, 2021, consist of the following:

Period Ended June 30, 2021	Related Parties	Third Parties	Convertible Note	PPP Loan	Foreign	Total
Current portion:
Principal	$-	$-	$2,590,909	$-	$1,777,715	$4,368,624
Less discount			(36,246)	-	-	(36,246)
Less loan origination costs	-	-	(38,212)	-	-	(38,212)
Net liability	$-	$-	$2,516,451	$-	$1,777,715	$4,294,166

Long-term portion:
Principal	$-	$-	$-	$-	$-	$-
Less discount	-	-	-	-	-	-
Less loan origination costs	-	-	-	-	-	-
Net liability	$-	$-	$-	$-	$-	$-

Total:
Principal	$-	$-	$2,590,909	$-	$1,777,715	$4,368,624
Less discount	-	-	(36,246)	-	-	(36,246)
Less loan origination costs	-	-	(38,212)	-	-	(38,212)
Net liability	$-	$-	$2,516,451	$-	$1,777,715	$4,294,166

Total future principal payments under notes payable and related party notes payable as of June 30, 2021, are as follows:

Period Ending June 30,	Related Parties	Third Parties	Convertible Note	PPP Loan	Foreign	Total	Discount / Loan Original Costs
2022	$-	$-	$2,590,909	$-	$1,777,715	$4,368,624	$(74,458)
Total minimum payments	-	-	2,590,909	-	1,777,715	4,368,624	(74,458)
Current portion of notes payable	-	-	(2,590,909)	-	(1,777,715)	(4,368,624)	74,458
Notes payable, net of current portion	$-	$-	$-	$-	$-	$-	$-

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

The ISOs shall vest at the end of each of the second and fourth quarters, the price of the Company’s common stock as of the end of quarter two or quarter four, as applicable, shall be determined using the ten-day trailing volume weighted average price (“VWAP”) after reporting of quarter two and quarter four earnings, as applicable.  The date of each such determination shall be referred to as a “Determination Date.”  If on any Determination Date the Company’s stock price has increased from the prior Determination Date, then a portion of the ISOs shall become vested.  The number of ISOs that shall become vested on a Determination Date is determined as follows: ((Price at Determination Date – Price at prior Determination Date) x 100) * 1,177.52 = Vested ISOs.  If on any Determination Date the Company’s stock price is $5.50 per share, all ISOs shall immediately become vested.  As of June 30, 2021, Mr. Raun’s ISOs are fully vested, but not exercised, based upon achievement of the specified performance objectives.

In the event, that Mr. Raun’s employment agreement is terminated for a reason other than “good cause” or for “good reason”, Mr. Raun, upon executing an effective waiver and release of claims, unvested RSUs shall accelerate so that an additional twelve (12) months of RSUs shall vest from the termination date.

A summary of stock option activity under each of the Company’s stock option plans during the six months ended June 30, 2021, is as follows:

	Stock Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding on January 1, 2021	1,320,267	$1.81	6.18	$5,248,333
Granted	-	$-	-	$-
Forfeited / Canceled	(13,772)	$2.89	6.63	$39,276
Exercised	(210,188)	$1.13	3.10	$981,085
Outstanding on June 30, 2021	1,096,307	$1.93	6.47	$4,227,972
Exercisable as of June 30, 2021	1,082,597	$1.93	6.46	$4,182,562
Vested and expected to vest as of June 30, 2021	1,095,896	$1.93	6.47	$4,226,609

The following table presents details of the assumptions used to calculate the weighted-average grant date fair value of common stock options granted by the Company.  There were no options granted during the six month period ended June 30, 2021:

	For the Six Months Ended June 30,
	2021	2020
Expected term (in years)	-	5.00 - 5.86
Expected volatility	0.00%	43.50%
Risk-free interest rate	0.00%	0.33% -1.41%
Weighted average grant date fair value per share	$-	$0.083
Grant date fair value of options vested	$4,182,562	$529,471
Intrinsic value of options exercised	$43,473	$813,148

As of June 30, 2021, the amount of unearned stock-based compensation estimated to be expensed from 2021 through 2025 related to unvested common stock options is $25,730, net of estimated forfeitures. The weighted-average period over which the unearned stock-based compensation is expected to be recognized is 0.2 years.

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

The Company’s restricted stock unit activity for the six months ended June 30, 2021, is as follows:

	Restricted Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value
Unvested on January 1, 2021	575,922	$2.65
Granted	416,946	$5.77
Vested	(133,380)	$3.33
Canceled	(3,125)	$5.77
Unvested on June 30, 2021	856,363	$4.05

As of June 30, 2021, there was $2,645,821 of unrecognized compensation cost related to unvested restricted stock units which is expected to be recognized over a weighted average period of 1.44 years.

Stock-based compensation expense for the three and six month periods ended June 30, 2021 and 2020, was comprised of the following:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Stock-based compensation classified as:	2021	2020	2021	2020
General and administrative	$215,825	$42,351	$616,825	$202,031
Production	78,657	17,769	93,316	35,738
Marketing and selling	114,319	17,074	129,716	34,366
Research and development	56,535	8,184	63,873	21,004
	$465,336	$85,378	$903,730	$293,139

Warrants

The following table summarizes the Company’s warrant activity during the six months ended June 30, 2021:

	Number of Warrants	Weighted Average Exercise Price
Warrants outstanding – January 1, 2021	505,946	$5.00
Warrants granted	-	$-
Warrants exercised	(35,067)	$1.85
Warrants outstanding – June 30, 2021	470,879	$5.23

Amendment to 2017 Plan

On May 19, 2021, the Company’s stockholders approved, by a majority of votes cast, the Company’s proposal to increase the authorized shares under the 2017 Plan from 1,500,000 shares to 3,000,000 shares of common stock of the Company pursuant to the terms and conditions of the 2017 Plan.

S-8 Registration Statement

On June 21, 2021, the Company filed a Form S-8 Registration Statement relating to 3,543,114 shares of the Company’s common stock, par value $0.0001 per share, issuable to the employees, officers, directors, consultants and advisors of the Company under the Company’s 2017 Plan, One Stop Systems, Inc. 2015 Stock Option Plan, and One Stop Systems, Inc. 2011 Stock Option Plan.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Legal

We are subject to litigation, claims, investigations, and audits arising from time to time in the ordinary course of our business.

On September 29, 2020, the Company’s former Chief Executive Officer, Stephen D. Cooper, commenced an action entitled Stephen D. Cooper v. One Stop Systems, Inc. et al, in San Diego County Superior Court, Case No. 37-2020-00034492-CU-BC-CTL.  Mr. Cooper alleges claims for (1) breach of written contract and (2) violation of California Labor Code Sections 201 and 203 in connection with the Company’s alleged failure to pay unpaid wages and an earned bonus following the Company’s termination of Mr. Cooper’s employment with the Company in February 2020. Mr. Cooper sought unspecified compensatory damages and statutory penalties.

The Company denied Mr. Cooper’s allegations. On December 8, 2020, the Company filed a cross-complaint (“Cross Complaint”) against Mr. Cooper for (1) breach of contract (in connection with a binding commitment letter and Mr. Cooper’s employment agreement), (2) intentional misrepresentation, (3) negligent misrepresentation, and (4) breach of fiduciary duty pursuant to which the Company sought compensatory damages, punitive damages, pre-judgment interest, attorneys’ fees, and the cost of suit incurred in connection with Mr. Cooper’s complaint and the Cross Complaint.

On June 28, 2021, pursuant to the parties’ agreement to resolve all of their disputes, the court entered a dismissal with prejudice of the litigation, including all claims and cross-claims.  As a result, his action has been resolved.

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

Additionally, the Company entered into a two year lease beginning July 2021, for a 1,632 square foot lab facility in Anaheim, California.  The Company also leases a 3,208 square foot facility in Salt Lake City, Utah that houses our Ion software development team. Bressner Technology GmbH, leases space comprising of 8,073 square feet on a month-to-month basis.

For the three months ended June 30, 2021 and 2020, rent expense was $201,120 and $176,739, respectively.  For the six months ended June 30, 2021 and 2020, rent expense was $452,250 and $366,156, respectively.

Purchase Commitments

In the normal course of business, the Company may enter into purchase commitments for inventory components to be delivered based upon pre-established delivery schedules over a period that may exceed one year.

Customer Concentration

During the three month period ended June 30, 2021, the Company had three customers and in the same period in 2020, two customers that had approximately 42% and 21%, respectively of revenue for which each represented greater than 10% of our consolidated annual revenue.

During the six month period ended June 30, 2021, the Company had two customers and in the same period in 2020, one customer that had approximately 33% and 34%, respectively of revenue for which each represented greater than 10% of our consolidated annual revenue.

As of June 30, 2021, the Company had three customers and as of December 31, 2020, three customers that had approximately 68% and 64%, respectively of trade accounts receivables for which each customer’s balances represented greater than 10% of our consolidated trade accounts receivable balance.

During the three month periods ended June 30, 2021 and 2020, the Company had approximately 23% and 47%, respectively of purchases from vendors/suppliers for which each represents greater than 10% of our consolidated purchases.

During the six month periods ended June 30, 2021 and 2020, the Company had approximately 23% and 33%, respectively of purchases from vendors/suppliers for which each represents greater than 10% of our consolidated purchases.

NOTE 11 – RELATED PARTY TRANSACTIONS

In April 2019, certain members of the Company’s Board of Directors executed definitive agreements to commit funds of up to $4,000,000 as a credit facility. The Company initially borrowed $1,150,000 from members of the Board of Directors and $350,000 from other shareholders for a two-year period at an interest rate of 9.5% which required the Company to make monthly principal and interest payment of $69,000 per month. In connection with these loans, the Company issued to these note holders warrants to purchase shares of the Company’s common stock equal to 10% of the original principal at a price per share equal to $2.15 per share.  Accordingly, the Company issued to these note holders warrants to purchase 69,766 shares of the Company’s common stock.  The relative fair value of the warrants issued was $60,158. Interest expense on all related party notes payable for the three months ended June 30, 2021 and 2020 totaled $417 and $17,156, respectively, and $4,095 and $32,080 for the six months ended June 30, 2021 and 2020, respectively.  The remaining unfunded commitments expired as of April 1, 2020, and the Company has not received any additional funding commitments from members of the Board of Directors as of the date of filing of the Quarterly Report on Form 10-Q (See Note 8).

NOTE 12 – NET INCOME (LOSS) PER SHARE

Basic and diluted net income (loss) per share was calculated as follows for the three and six month periods ended June 30, 2021 and 2020:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Basic and diluted net income (loss) per share:
Numerator:
Net income (loss)	$1,697,122	$(12,162)	$1,738,320	$(1,108,194)
Denominator:
Weighted average common shares outstanding - basic	18,513,620	16,488,325	17,934,022	16,410,660
Effect of dilutive securities	1,221,763	-	1,371,820	-
Weighted average common shares outstanding - diluted	19,735,383	16,488,325	19,305,842	16,410,660
Net income (loss) per common share:
Basic	$0.09	$(0.00)	$0.10	$(0.07)
Diluted	$0.09	$(0.00)	$0.09	$(0.07)

NOTE 13 – REVENUE, SEGMENT AND GEOGRAPHIC INFORMATION

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

Segment detail for the three and six month periods ended June 30, 2021 and 2020, is as follows:

	For the Three Months Ended June 30, 2021			For the Three Months Ended June 30, 2020
	OSS	Bressner	Total	OSS	Bressner	Total
Revenues	$9,102,435	$5,802,574	$14,905,009	$7,305,302	$4,320,025	$11,625,327
Cost of revenues	(5,762,867)	(4,489,398)	(10,252,265)	(4,802,177)	(3,497,955)	(8,300,132)
Gross profit	3,339,568	1,313,176	4,652,744	2,503,125	822,070	3,325,195
Gross margin %	36.7%	22.6%	31.2%	34.3%	19.0%	28.6%
Total operating expenses	(3,172,432)	(963,662)	(4,136,094)	(2,844,838)	(886,243)	(3,731,081)
Income (loss) from operations	$167,136	$349,514	$516,650	$(341,713)	$(64,173)	$(405,886)

	For the Six Months Ended June 30, 2021			For the Six Months Ended June 30, 2020
	OSS	Bressner	Total	OSS	Bressner	Total
Revenues	$17,704,406	$10,516,355	$28,220,761	$15,745,525	$9,239,439	$24,984,964
Cost of revenues	(11,104,229)	(8,031,004)	(19,135,233)	(10,923,086)	(7,340,996)	(18,264,082)
Gross profit	6,600,177	2,485,351	9,085,528	4,822,439	1,898,443	6,720,882
Gross profit %	37.3%	23.6%	32.2%	30.6%	20.5%	26.9%
Total operating expenses	(6,424,217)	(1,869,630)	(8,293,847)	(6,831,047)	(1,806,875)	(8,637,922)
Income (loss) from operations	$175,960	$615,721	$791,681	$(2,008,608)	$91,568	$(1,917,040)

Revenue from customers with non-U.S. billing addresses represented approximately 65% and 56%, of the Company’s revenue during the three month periods ended June 30, 2021 and 2020, respectively. Revenue from customers with non-U.S. billing addresses represented approximately 65% and 64%, of the Company’s revenue during the six month periods ended June 30, 2021 and 2020, respectively.

As of June 30, 2021, substantially all the Company’s long-lived assets are located in the United States of America with the exception of assets of $202,804 located in Germany.

NOTE 14 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events after the consolidated balance sheet dated as of June 30, 2021, through the date of filing of this quarterly report.  Based upon the Company’s evaluation, management has determined that, other than as disclosed in the accompanying notes, no subsequent events have occurred that would require recognition in the accompanying consolidated financial statements or disclosure in the notes thereto.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion and analysis of our financial condition and operating results together with our financial statements and related notes included elsewhere in this Quarterly Report. This discussion and analysis contain forward-looking statements based upon current beliefs, plans and expectations that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” or in other parts of this Quarterly Report.

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

We were originally organized as One Stop Systems, LLC, a California limited liability company in 1998 before converting into One Stop Systems, Inc., a California corporation in 1999. On July 6, 2016, we entered into a Merger Agreement and Plan of Reorganization with Mission Technology Group, Inc. (“Magma”) whereby Magma merged with and into OSS with OSS continuing as the surviving corporation. We reincorporated as a Delaware corporation on December 14, 2017, and began trading as a public company on the Nasdaq Capital Markets on February 1, 2018.

On August 31, 2018, we acquired Concept Development Inc. (“CDI”), a provider of specialty in-flight entertainment, networking and other aerospace technology located in Irvine, California. As of June 1, 2020, CDI has been fully integrated into the core operations of OSS.

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

Recent Developments

Although there are signs that COVID-19 may begin to taper off, COVID-19 still has an impact on worldwide economic activity, and the ongoing effects of the COVID-19 pandemic has adversely impacted, and may continue to adversely impact, many aspects of our business. In response to the COVID-19 pandemic, many state, local, and foreign governments have put in place restrictions in order to control the spread of the disease. Such restrictions, or the perception that further restrictions could occur, have resulted in business closures, work stoppages, slowdowns and delays, work-from-home policies, travel restrictions, and cancellation or postponement of events, among other effects that impacted productivity and disrupted our operations and those of our partners, suppliers, contractors, and customers.

One way that COVID-19 has directly affected our operations is that we have experienced increased pricing and/or shortages of certain parts and supplies that are necessary components to the products and services we offer to our customers, and as a result, are experiencing longer lead-times. COVID-19 has indirectly affected our operations as well. For instance, some of our customers experienced downturns or uncertainty in their own business operations and revenue, and as a result, these customers have (and may continue to) decreased or delayed their technology spending, requested pricing concessions or payment extensions, or seek to renegotiate their contracts. For example, one of our customers that uses our products and services in their business operations operates in the live event space, such as music festivals and concerts. Due to measures implemented by local and state governments to restrict public gatherings in order to stop and/or prevent the spread of COVID-19, our client was unable to generate revenue at previous levels during these times, and as a result, we provided extended payment terms for the collection of our accounts receivables for this particular customer during the pandemic. However, all outstanding accounts receivables owed by this particular customer have now been received by the Company.

During the pandemic, as state, local, and foreign governments implemented (and may continue to implement) preventative measures to contain or mitigate the outbreak of COVID-19, the usage of our products and services fluctuated following such implementation, and we cannot predict how usage levels will continue to be impacted by these preventative measures. There is no assurance that customers will continue to use our products and services, or to the same extent, as the COVID-19 pandemic begins to taper off or when it has ended. As a result, it has been difficult to accurately forecast our revenues or financial results, especially given that the near and long term impact of the pandemic remains uncertain. In addition, while the potential impact and duration of the COVID-19 pandemic on the economy and our business in particular may be difficult to assess or predict, the pandemic has resulted in, and may continue to result in, significant disruption of global financial markets, and may reduce our ability to access additional capital, which could negatively affect our liquidity in the future. Our results of operations could be materially below our forecasts as well, which could adversely affect our results of operations, disappoint analysts and investors, or cause our stock price to decline.

Furthermore, a decrease in orders in a given period could negatively affect our revenues in future periods. The COVID-19 pandemic may also have the effect of heightening many of the other risks described in the “Risk Factors” section of our December 31, 2020 Annual Report on Form 10-K filed March 25, 2021, including risks associated with our customers and supply chain. We may take further actions that alter our operations as may be required by federal, state, or local authorities, or which we determine are in our best interests. While much of our operations can be performed remotely, certain activities often require personnel to be on-site, and our ability to carry out these activities have been, and may continue to be negatively impacted if our employees or local personnel are not able to travel. In addition, for activities that may be conducted remotely, there is no guarantee that we will be as effective while working remotely because our team is dispersed and many employees and their families have been negatively affected, mentally or physically, by the COVID-19 pandemic. Decreased effectiveness and availability of our team could harm our business. In addition, we may decide to postpone or cancel planned investments in our business in response to changes in our business as a result of the spread of COVID-19, which may impact our ability to attract and retain customers and our rate of innovation, either of which could harm our business.

We do not yet know the full extent of potential delays or impacts on our business, operations, or the global economy as a whole. While there have recently been vaccines developed and administered, and certain government orders and restrictions in particular cities, counties, and states have been lifted as the spread of COVID-19 starts to get contained and mitigated, we cannot predict the timing of the vaccine roll-out globally or the efficacy of such vaccines, and we do not yet know how businesses, customers, contractors, suppliers, or our partners will operate in a post COVID-19 environment, especially if additional or supplemental governmental orders, limitations, and restrictions are reinstated. There may be additional costs or impacts to our business and operations, including when we are able to resume in-person activities, travel, and events. In addition, there is no guarantee that a future outbreak of this or any other widespread epidemics will not occur, or that the global economy will recover, either of which could harm our business.

Although the Company’s revenue growth during the prior year slowed due to the effects of COVID-19, the Company was able to mitigate the effects, to some degree, of the reduced revenue attributable to the economic impact of COVID-19 as a result of implementing a reduction in force and strict cost containment measures.

On February 15, 2020, Steve Cooper was terminated as President and CEO of One Stop Systems, Inc., and was replaced by David Raun, who is now the president and CEO of the Company.

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

On March 1, 2021, the Company entered into a Securities Purchase Agreement with an accredited investor, pursuant to which the Company agreed to issue and sell, in a registered direct offering, 1,497,006 shares of the Company’s common stock, par value $0.0001 per share, to the purchaser at an offering price of $6.68 per share. The registered offering was conducted pursuant to the Company’s effective shelf registration statement on Form S-3 (Registration No. 333-231513), which was initially filed with the Securities and Exchange Commission on May 15, 2019, and was declared effective on June 19, 2019. As compensation for their services, the Company paid to the placement agents a fee equal to 7% of the gross proceeds received by the Company as a result of the registered offering and reimbursed the placement agents for certain expenses incurred in connection with such offering. The net proceeds from the registered offering are approximately $9.2 million after deducting certain fees due to the placement agents’ and the Company’s transaction expenses. The net proceeds received by the Company will be used for general corporate and working capital purposes.

On May 19, 2021, the Company’s stockholders approved, by a majority of votes cast, the Company’s proposal to increase the authorized shares under the 2017 Plan from 1,500,000 shares to 3,000,000 shares of common stock of the Company pursuant to the terms and conditions of the 2017 Plan.

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

Cost of revenue

Cost of revenue primarily consists of costs of materials, costs paid to third-party contract manufacturers (which may include the costs of components), and personnel costs associated with manufacturing and support operations. Personnel costs consist of wages, bonuses, benefits, and stock-based compensation expenses. Cost of revenue also includes freight, allocated overhead costs and inventory write-offs and changes to our inventory and warranty reserves. Allocated overhead costs consist of certain facilities and utility costs. We expect cost of revenue to increase in absolute dollars with an improvement in margin, as product revenue increases.

Operating expenses

Our operating expenses consist of general and administrative, marketing and selling, and research and development expenses. Salaries and personnel-related costs, benefits, and stock-based compensation expense, are the most significant components of each category of operating expenses. Operating expenses also include allocated overhead costs for facilities and utility costs.

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

Other Income (Expense), net

Other income consists of miscellaneous income and income received from activities outside of our core business.  Other expense includes expenses from activities outside of our core business.

Provision for Income Taxes

Provision for income taxes consists of estimated income taxes due to the United States and German governments as well as state tax authorities in jurisdictions in which we conduct business, along with the change in our deferred income tax assets and liabilities.

Results of Operations

The following tables set forth our results of operations for the three and six month periods ended June 30, 2021 and 2020, presented in dollars and as a percentage of revenue, respectively.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Revenue	$14,905,009	$11,625,327	$28,220,761	$24,984,964
Cost of revenue	10,252,265	8,300,132	19,135,233	18,264,082
Gross profit	4,652,744	3,325,195	9,085,528	6,720,882
Operating expenses:
General and administrative	1,648,785	1,877,358	3,806,404	4,391,423
Marketing and selling	1,479,292	845,098	2,647,193	2,034,449
Research and development	1,008,017	1,008,625	1,840,250	2,212,050
Total operating expenses	4,136,094	3,731,081	8,293,847	8,637,922
Income (loss) from operations	516,650	(405,886)	791,681	(1,917,040)
Other income (expense), net:
Interest income	61,798	99,343	67,098	123,980
Interest expense	(169,031)	(150,186)	(319,013)	(218,970)
Other income (expense), net	1,522,998	3,056	1,494,369	(4,973)
Total other income (expense), net	1,415,765	(47,787)	1,242,454	(99,963)
Income (loss) before income taxes	1,932,415	(453,673)	2,034,135	(2,017,003)
Provision (benefit) for income taxes	235,293	(441,511)	295,815	(908,809)
Net income (loss)	$1,697,122	$(12,162)	$1,738,320	$(1,108,194)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	68.8%	71.4%	67.8%	73.1%
Gross profit	31.2%	28.6%	32.2%	26.9%
Operating expenses:
General and administrative	11.1%	16.1%	13.5%	17.6%
Marketing and selling	9.9%	7.3%	9.4%	8.1%
Research and development	6.8%	8.7%	6.5%	8.9%
Total operating expenses	27.7%	32.1%	29.4%	34.6%
Income (loss) from operations	3.5%	-3.5%	2.8%	-7.7%
Other income (expense), net:
Interest income	0.4%	0.9%	0.2%	0.5%
Interest expense	-1.1%	-1.3%	-1.1%	-0.9%
Other income (expense), net	10.2%	0.0%	5.3%	0.0%
Total other income (expense), net	9.5%	-0.4%	4.4%	-0.4%
Income (loss) before income taxes	13.0%	-3.9%	7.2%	-8.1%
Provision (benefit) for income taxes	1.6%	-3.8%	1.0%	-3.6%
Net income (loss)	11.4%	-0.1%	6.2%	-4.4%

Comparison of the three and six months ended June 30, 2021 and 2020:

Revenue, cost of revenue and gross profit:

	For the Three Months Ended June 30, 2021				For the Three Months Ended June 30, 2020
Entity:	Revenue	Cost of Revenue	Gross Profit	Gross Margin %	Revenue	Cost of Revenue	Gross Profit	Gross Margin %
OSS	$9,102,435	$(5,762,867)	$3,339,568	36.7%	$7,305,302	$(4,802,177)	$2,503,125	34.3%
Bressner Technology GmbH	5,802,574	(4,489,398)	1,313,176	22.6%	4,320,025	(3,497,955)	822,070	19.0%
	$14,905,009	$(10,252,265)	$4,652,744	31.2%	$11,625,327	$(8,300,132)	$3,325,195	28.6%

	For The Six Months Ended June 30, 2021				For The Six Months Ended June 30, 2020
Entity:	Revenue	Cost of Revenue	Gross Margin	Gross Margin %	Revenue	Cost of Revenue	Gross Margin	Gross Margin %
OSS	$17,704,406	$(11,104,229)	$6,600,177	37.3%	$15,745,525	$(10,923,086)	$4,822,439	30.6%
Bressner Technology GmbH	10,516,355	(8,031,004)	2,485,351	23.6%	9,239,439	(7,340,996)	1,898,443	20.5%
	$28,220,761	$(19,135,233)	$9,085,528	32.2%	$24,984,964	$(18,264,082)	$6,720,882	26.9%

Revenue

For the three month period ended June 30, 2021, total revenue increased $3,279,682 or 28.2%, as compared to the same period in 2020.  OSS saw an increase in revenue of $1,797,133 or 24.6% as compared to the prior year in 2020.  The majority of this increase is attributable to an increase in shipments of product to our media and entertainment customer and government OEM suppliers creating a change in mix of distributed products as compared to the prior year which was negatively impacted by the COVID 19 pandemic.  Bressner experienced improved revenue of $1,482,549 or 34.3% as compared to the prior year in 2020.  This increase is mainly due to a general economic improvement in Europe attributable to the diminishing impact of the COVID-19 pandemic in the current business environment.

For the six month period ended June 30, 2021, total revenue increased $3,235,797 or 12.9%, as compared to the same period in 2020.  OSS saw an increase in revenue of $1,958,881 or 12.4% as compared to the prior year in 2020.  The majority of this increase is attributable to an increase in shipments of product to our media and entertainment customer and government OEM suppliers creating a change in mix of distributed products as compared to the prior year which was negatively impacted by the COVID 19 pandemic.  Bressner experienced an increase of $1,276,916 or 13.8% as compared to the prior year in 2020.  This increase is mainly due to a general economic improvement in Europe attributable to the diminishing impact of the COVID-19 pandemic in the current business environment.

Cost of revenue and gross profit

Cost of revenue increased $1,952,133 or 23.5%, for the three month period ended June 30, 2021, as compared to the prior year in 2020. The increase in cost of revenue is mainly attributable to our improved sales in both our media and entertainment customer as well as product sales to OEMs engaged in government contracts, thus driving a significant change in products shipped during the quarter at higher margins.  OSS saw an increase in cost of revenue of $960,690 or 20% as compared to the prior year in 2020. Bressner’s cost of revenue increased $991,443 or 28.3% as compared to the prior year in 2020, on higher sales and changes in product mix.

The overall gross margin percentage improved from 28.6% for the three month period June 30, 2020, to 31.2% for the same period ended June 30, 2021, an increase of 2.6 percentage points.  OSS’ gross margin percentage for the three months ended June 30, 2021, was 36.7%, an increase of 2.4 percentage points as compared to the prior year period in 2020 of 34.3% which improvement is attributable to changes in product mix.  Bressner contributed gross margin at a rate of 22.6% as compared to the same prior year period in 2020 of 19.0%, an increase of 3.6 percentage points which was attributable to a change in product mix.

Cost of revenue increased $871,151 or 4.8%, for the six month period ended June 30, 2021, as compared to the prior year in 2020. The increase in cost of revenue is mainly attributable to our improved sales in both our media and entertainment customer as well as product sales to OEMs engaged in government contracts, thus driving a significant change in products shipped during the quarter at higher margins.  OSS saw an increase in cost of revenue of $181,143 or 1.7% as compared to the prior year. Bressner’s cost of revenue increased $690,008 or 9.4% as compared to the prior year in 2020, on higher sales and changes in product mix.

The overall gross margin percentage improved from 26.9% for the six month period June 30, 2020, to 32.2% for the same period ended June 30, 2021, an increase of 5.3 percentage points.  OSS’ gross margin percentage for the six months ended June 30, 2021, was 37.3%, an increase of 6.7 percentage points as compared to the prior year period in 2020 of 30.6% attributable to changes in product mix.  Bressner contributed gross margin at a rate of 23.6% as compared to the same prior year period in 2020 of 20.5%, an increase of 3.1 percentage points which was attributable to a change in product mix as compared to the prior year in 2020.

Operating expenses

General and administrative expense

General and administrative expense decreased $228,573 or 12.2%, for the three month period ended June 30, 2021, as compared to the same prior year period in 2020.  OSS experienced a decrease of $248,527 which was offset by an increase at Bressner of $19,954.  The decrease in general and administrative expense is primarily attributable to cost containment efforts and a reduction in force initially implemented in April 2020. Overall, total general and administrative expense decreased as a percentage of revenue to 11.1% during the three month period ended June 30, 2021, as compared to 16.1% during the same period in 2020.

General and administrative expense decreased $585,019 or 13.3%, for the six month period ended June 30, 2021, as compared to the same prior year period in 2020.  OSS experienced a decrease of $618,152 which was offset by an increase at Bressner of $33,133.  The decrease in general and administrative expense is primarily attributable to cost containment efforts and a reduction in force initially implemented in April 2020. Overall, total general and administrative expense decreased as a percentage of revenue to 13.5% during the six month period ended June 30, 2021, as compared to 17.6% during the same period in 2020.

Marketing and selling expense

Marketing and selling expense increased $634,194 or 75% during the three month period ended June 30, 2021, as compared to the same prior year period in 2020.  OSS had an increase of $583,764, of which was mainly attributable to the addition of personnel for the product marketing and project management team to drive product strategy, new product implementation, and gross margin improvement.  Bressner had an increase of $50,430 due to new marketing personnel and sales collateral material.  Generally, both OSS and Bressner experienced additional marketing costs as markets are beginning to open again with a reduction in restrictions that were imposed during the COVID-19 pandemic.  Overall, total marketing and selling expense increased as a percentage of revenue to 9.9% during the three month period ended June 30, 2021, as compared to 7.3% during the same period in 2020.

Marketing and selling expense increased $612,744 or 30.1% during the six month period ended June 30, 2021, as compared to the same prior year period in 2020.  OSS had an increase of $602,197, which was mainly attributable to the addition of personnel for the product marketing and project management team to drive product strategy, new product implementation, and gross margin improvement.  Bressner had an increase of $10,547 due to new marketing personnel and sales collateral material.  Generally, both OSS and Bressner experienced additional marketing costs as markets are beginning to open again with a reduction in restrictions that were imposed during the COVID-19 pandemic.  Overall, total marketing and selling expense increased as a percentage of revenue to 9.4% during the six month period ended June 30, 2021, as compared to 8.1% during the same period in 2020.

Research and development expense

Research and development expense decreased $608 or less than 1% during the three month period ended June 30, 2021, as compared to the same prior year period in 2020.  OSS saw a decrease of $7,643.  The decrease was largely driven by engineering resources being deployed on billable projects for which their costs are reclassified as cost of revenue or classified as work in process labor.  This reduction was offset by a modest increase of $7,035 at Bressner. Overall, total research and development expense as a percentage of revenue decreased as a percentage of revenue to 6.8% during the three month period ended June 30, 2021, as compared to 8.7% during the same period in 2020.

Research and development expense decreased $371,800 or 16.8% during the six month period ended June 30, 2021, as compared to the same prior year period in 2020.  OSS saw a decrease of $390,875 or 105.1% of the decrease.  The decrease was largely driven by engineering resources being deployed on billable projects for which their costs are reclassified as cost of revenue or classified as work in process labor.  This reduction was offset by a modest increase of $19,075 or 5.1% at Bressner. Overall, total research and development expense as a percentage of revenue decreased as a percentage of revenue to 6.5% during the six month period ended June 30, 2021, as compared to 8.9% during the same period in 2020.

Interest income

Interest income decreased $37,545 for the three month period ended June 30, 2021, as compared to the same prior year period in 2020.  The decrease is attributable to reduced finance charges on outstanding accounts receivable balances from our largest customer in the media and entertainment industry which has brought their account current.

Interest income decreased $56,882 for the six month period ended June 30, 2021, as compared to the same prior year period in 2020.  The decrease is attributable to reduced finance charges on outstanding accounts receivable balances from our largest customer in the media and entertainment industry which has brought their account current.

Interest expense

Interest expense increased $18,845 for the three month period ended June 30, 2021, as compared to the same period in 2020.  On April 24, 2020, the Company borrowed $3,000,000 through a senior secured convertible debt offering issued with a 10% original issue discount and incurred legal costs associated with this debt offering.  The increase was partially off-set by the April 2021 maturity of OSS notes and related party notes payable.

Interest expense increased $100,043 for the six month period ended June 30, 2021, as compared to the same period in 2020 as a result of the addition of the senior secured convertible debt. The interest and the professional fees incurred on securing the debt are being amortized on an effective interest rate basis to interest expense.

Other income (expense), net

Other income (expense), for the three month period ended June 30, 2021, resulted in net other income of $1,522,998 as compared to net other income of $3,056 in the same prior year period in 2020, for a net change of $1,519,942.  The most significant contribution of the change is attributable to forgiveness of the principal and interest of $1,514,354 of the Company’s PPP loan.

Other income (expense), for the six month period ended June 30, 2021, resulted in net other income of $1,494,369 as compared to net other expense of $4,973 in the same prior year period in 2020, for a net change of $1,499,342.  The most significant contribution of the change is attributable to forgiveness of the principal and interest of $1,514,354 of the Company’s PPP loan.

Provision (benefit) for income taxes

We have recorded an income tax provision (benefit) of $235,293 and $(441,511), respectively, for the three month periods ended June 30, 2021 and 2020, $295,815 and $(908,809), respectively, for the six month periods ended June 30, 2021 and 2020.  The effective tax rate for the years ended June 30, 2021 and 2020, differs from the statutory rate mainly due to permanent non-deductible goodwill amortization for Bressner Technology GmbH, deductions related to expenses of OSS stock options, as well as projecting federal, foreign and state tax liabilities for the year.  The effective tax rate for the six months ended June 2021 is 15.4% as compared to 33.9% in the prior year 2020.

Liquidity and capital resources

The Company’s primary sources of liquidity have been provided by (i) the Company’s February 2018 initial public offering (net proceeds were approximately $16,100,000); (ii) March 2019 notes payable from members of the Board of Directors and others of $1,500,000; (iii) the July 2019 sale of 1,554,546 shares of the Company’s common stock for net cash proceeds of $2,488,148; (iv) the April 24, 2020 sale of $3,000,000 of Senior Secured Convertible Promissory Notes issued at a 10% original issue discount; (v) receipt of approximately $1,500,000 on April 28, 2020 of government funding under the Paycheck Protection Program; and (vi) a receipt of $9,188,673 on March 3, 2021 in a registered direct offering.

As of June 30, 2021, the Company’s cash and cash equivalents were $3,975,069 with short-term investments of $14,524,249, and working capital of $26,954,277.  Cash and cash equivalents held by Bressner totaled US$1,288,177 on June 30, 2021.  Bressner’s debt covenants do not permit the use of those funds by its parent company. During the six month period ended June 30, 2021, the Company experienced an operating income of $791,681, with cash generated by operating activities of $2,788,363.  During the year ended December 31, 2020, the Company experienced an operating loss of $424,281, with cash used in operating activities of $250,173.

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

The Company’s revenue growth during the year 2020 slowed due to the effects of COVID-19. However, resulting from a reduction in force and strict cost containment, the Company has been able to mitigate the effects, to some degree, of the reduced revenue.  For a further description and risk factors associated with COVID-19, please see Part 1A of the December 31, 2020, Annual Report on Form 10-K filed March 25, 2021.

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

▪

On April 24, 2020, the Company completed a $6.0 million debt financing on a non-interest bearing convertible note with a 10% original issue discount.  The first tranche of $3.0 million was received on April 27, 2020, with an additional $3.0 million available beginning seven months from the date of closing at the option of the Company conditioned upon meeting certain requirements which have been satisfied.  This right expired in April 2021.  The note is repayable in twenty-two installments beginning three months after closing in cash or shares of the Company’s common stock.

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

The following table summarizes our cash flows for the six month periods ended June 30, 2021 and 2020:

	For the Six Months Ended June 30,
Cash flows:	2021	2020
Net cash provided by (used in) operating activities	$2,788,363	$(2,935,059)
Net cash used in investing activities	$(14,723,446)	$(414,040)
Net cash provided by financing activities	$9,628,718	$2,817,718

Operating Activities

During the six month period ended June 30, 2021, the Company generated $2,788,363 in cash from operating activities, an increase of $5,723,422 when compared to the cash used in operating activities of $2,935,059 during the same six month period year in 2020. This improvement in operating cash flow is mainly attributable to better earnings resulting from improved gross margins, a reduction in expenses, and reduction in working capital requirement resulting in better collections from customers.

The improvement in cash generated by operating activities is primarily a result of the improvement in profitability from a net loss to net income of $2,846,514 and adjustments for non-cash expenditures of $353,801.  Non-cash adjustments are comprised of increases of $1,900,969 attributable to deferred taxes; gain on disposal of property and equipment, warranty reserves, amortization of deferred gain, inventory reserves, and stock-based compensation expense.  These non-cash adjustments were offset by decreases in non-cash adjustments of $1,547,169, attributable to the provision for bad debt, depreciation and amortization, and debt discount amortization. Additionally, the Company experienced a decrease of $2,523,107 in working capital requirements due to changes in current assets and liabilities.

Working capital requirements were reduced overall by $2,523,107.  The sources of working capital of $4,292,074 were attributable to changes in prepaid and other current assets and accounts payable for the comparable period. These sources were offset by uses of working capital of $1,768,967 being applied to changes in accounts receivables, inventory levels and accrued expenses, and other liabilities.

Our ability to generate cash from operations in future periods will depend in large part on our profitability, the rate and timing of collections of our accounts receivable, our inventory turns and our ability to manage other areas of working capital including accounts payable and accrued expenses.

Investing Activities

During the six month period ended June 30, 2021, the Company used cash of $14,723,446 in investing activities as compared to $414,040 used during the prior year period in 2020, an increase of $14,309,406. This significant increase is mainly attributable to investing cash received from the registered direct offering which was completed in March 2021 and from cash balances which were not considered necessary for business operations.  Additionally, the Company continues to enhance the capabilities of its ERP system, and purchase test equipment for the engineering department.  We currently do not anticipate any other significant purchases of equipment or expansion of our ERP system beyond completion of phase II of the project, which is the integration of certain sales functions.

Financing Activities

Given the economic and financial hardships operating in a COVID-19 environment, the Company believes it is imperative to maintain opportunities for additional financial resources to ensure financial stability during trying economic times. During the six month period ended June 30, 2021, the Company generated $9,628,718 in cash from financing activities, as compared to the cash provided by financing activities of $2,817,718 during the same six month period year in 2020.  The increase is mainly attributable to proceeds received from a $10,000,000 direct registered offering that was completed in March 2021.  The Company also received $301,520 from the exercise of options and warrants.

During the six month periods ended June 30, 2020, the Company received net proceeds after expenses of $2,383,726 from a senior secured convertible debt offering of $3,000,000 and $1,499,360 from a Paycheck Protection Plan loan which was subsequently forgiven in May 2021.

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

Our accounting policies and estimates that are most critical to the presentation of our results of operations and financial condition, and which require the greatest use of judgments and estimates by management, are designated as our critical accounting policies. See further discussion of our critical accounting policies under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for year ended December 31, 2020. We periodically re-evaluate and adjust our critical accounting policies as circumstances change. There were no significant changes to our critical accounting policies during the six month period ended June 30, 2021, except for the addition of a definition for short-term investments as follows:

Short-term Investments

Short-term investments consist predominantly of commercial paper, corporate debt securities, U.S. Treasury securities, and asset-backed securities. The Company classifies short-term investments based on the facts and circumstances surrounding the investments at the time of purchase and evaluates such classification as of each balance sheet date. On June 30, 2021, all short-term investments were classified as available-for-sale.

Unrealized gains and losses for available-for-sale securities are included in accumulated other comprehensive income—a component of stockholders’ equity. Realized gains and losses are determined using the specific identification method and are included in other income (expense) in the consolidated statement of operations. The Company evaluates its investments to determine whether those with unrealized loss positions are other than temporarily impaired. Impairments are considered to be other than temporary if they are related to deterioration in credit risk or if it is likely that the Company will sell the securities before recovery of their cost basis.

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

Concentration of credit risk

Financial instruments that potentially expose us to concentrations of credit risk consist principally of cash, cash equivalents, short-term investments and accounts receivable. We place our cash and cash equivalents with financial institutions with high credit quality. On June 30, 2021 and December 31, 2020, we had $3,975,069 and $6,316,921, respectively, of cash and cash equivalents on deposit or invested with our financial and lending institutions. We provide credit to our customers in the normal course of business. We perform ongoing credit evaluations of our customers’ financial condition and limit the amount of credit extended when deemed necessary.

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Net income (loss)	$1,697,122	$(12,162)	$1,738,320	$(1,108,194)
Depreciation and amortization	394,794	402,385	775,572	798,210
Amortization of deferred gain	-	(12,359)	-	(53,838)
Stock-based compensation expense	465,336	85,378	903,730	293,139
Interest expense	169,031	150,186	319,013	218,970
Interest income	(61,798)	(99,343)	(67,098)	(123,980)
PPP loan and interest forgiveness	(1,514,354)	-	(1,514,354)	-
Provision (benefit) for income taxes	235,293	(441,511)	295,815	(908,809)
Adjusted EBITDA	$1,385,424	$72,574	$2,450,998	$(884,502)

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

The following table reconciles Non-GAAP net income (loss) and basic and diluted earnings per share:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Net income (loss)	$1,697,122	$(12,162)	$1,738,320	$(1,108,194)
Amortization of intangibles	163,901	174,525	327,801	349,051
Stock-based compensation expense	465,336	85,378	903,730	293,139
PPP loan and interest forgiveness	(1,514,354)	-	(1,514,354)	-
Non-GAAP net income (loss)	$812,005	$247,741	$1,455,497	$(466,004)
Non-GAAP net income (loss) per share:
Basic	$0.04	$0.02	$0.08	$(0.03)
Diluted	$0.04	$0.01	$0.08	$(0.03)
Weighted average common shares outstanding:
Basic	18,513,620	16,488,325	17,934,022	16,410,660
Diluted	19,735,383	16,867,921	19,305,842	16,410,660

Free Cash Flow

Free cash flow, a non-GAAP measure for reporting cash flow, is defined as cash provided by or used in operating activities, less capital expenditures for property and equipment, which includes capitalized software development costs for the implementation of the Company’s ERP system. We believe free cash flow provides investors with an important perspective on cash available for investments and acquisitions after making capital investments required to support ongoing business operations and long-term value creation.  We believe that trends in our free cash flow can be valuable indicators of our operating performance and liquidity.

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

	For the Six Months Ended June 30,
Cash flow:	2021	2020
Cash provided by (used in) operating activities	$2,788,363	$(2,935,059)
Capital expenditures	(199,799)	(415,582)
Free cash flow	$2,588,564	$(3,350,641)

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2021, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting,

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

For a description of our material pending legal proceeding, please see Note 10, Commitments and Contingencies, to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors.

Please carefully consider the information set forth in this Quarterly Report on Form 10-Q and the risk factors discussed in Part I, Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2020, which could materially affect our business, financial condition, or future results. In evaluating our business, you should carefully consider the risk factors discussed in our Annual Report on Form 10-K, as updated by our subsequent filings under the Exchange Act. The occurrence of any of the risks discussed in such filings, or other events that we do not currently anticipate or that we currently deem immaterial, could harm our business, prospects, financial condition and results of operations. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment.

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

•

the measures being taken by governments, businesses and society in response to COVID-19 and the effectiveness of those measures, including our suppliers experiencing delays due to their local government’s response to COVID-19;

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

•	the satisfaction of customers with product and service remote delivery and support.

If we are not able to respond to and manage the impact of such events effectively, our business will be harmed.

It is clear the global economy has been negatively impacted by COVID-19, and demand for some of our products and services has been reduced due to uncertainty and the economic impact of COVID-19. In particular, in the media and entertainment and commercial airlines industries, demand for the use of outdoor media equipment has been impacted due to restrictions on public gatherings and the airlines industry has been impacted by reduced travel. While there have recently been certain government orders and restrictions that have lifted the prohibition of public gatherings in particular cities, counties, and states as the spread of COVID-19 starts to get contained and mitigated, until COVID-19 has been contained and mitigated, we expect that demand for certain of our clients’ products and services will be limited, and thus, may impact our financial results and operations.

Moreover, even if the pandemic is contained and remediation/restriction measures are lifted, COVID-19 raises the possibility of an extended global economic downturn, which could affect demand for our products and services and impact our results and financial condition. For example, we may be unable to collect receivables from customers that are significantly impacted by COVID-19. Also, a decrease in orders in a given period could negatively affect our revenues in future periods. COVID-19 may also have the effect of heightening many of the other risks described in the “Risk Factors” section of our Annual Report on Form 10-K, including risks associated with our customers and supply chain.  We will continue to evaluate the nature and extent of the impact of COVID-19 to our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The information set forth below relates to our issuances of securities without registration under the Securities Act of 1933 during the reporting period which were not previously included in an Annual Report on Form 10-K, Quarterly Report on Form 10-Q, or Current Report on Form 8-K:

During the six months ended June 30, 2021, the Company issued 35,067 shares of common stock upon the exercise of warrants for total proceeds of $65,000.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6.  Exhibits.

Exhibit Index

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1	Agreement and Plan of Merger and Reorganization, dated August 22, 2018, with Concept Development Inc.	8-K	001-38371	2.1	September 6, 2018
2.2	Share Purchase Agreement, dated October 31, 2018, with Bressner Technology GmbH.	8-K	001-38371	2.1	November 6, 2018
3.1	Amended and Restated Certificate of Incorporation (currently in effect).	8-K/A	001-38371	3.1	March 21, 2018
3.2	Bylaws, as amended (currently in effect).	8-K	001-38371	3.2	February 6, 2018
4.1	Second Amended and Restated Investors’ Rights Agreement, dated January 2007.	S-1	333-222121	4.2	December 18, 2017
4.2	Common Shareholder Piggyback Registration Rights Agreement, dated July 15, 2016.	S-1	333-222121	4.3	December 18, 2017
10.1+	Form of Indemnification Agreement between One Stop Systems, Inc. and each its directors and executive officers.	S-1/A	333-222121	10.1	January 16, 2018
10.2+	One Stop Systems, Inc. 2000 Stock Option Plan and related form agreements.	S-1	333-222121	10.2	December 18, 2017
10.3+	One Stop Systems, Inc. 2011 Stock Option Plan and related form agreements.	S-1	333-222121	10.3	December 18, 2017
10.4+	One Stop Systems, Inc. 2015 Stock Option Plan and related form agreements.	S-1	333-222121	10.4	December 18, 2017
10.5+	One Stop Systems, Inc. 2017 Stock Equity Incentive Plan and related form agreements.	S-1	333-222121	10.5	December 18, 2017
10.6+	Amendment No. 1 to the 2017 Stock Equity Incentive Plan.	8-K	001-38371	10.2	June 25, 2020
10.7+	Amendment No. 2 to the 2017 Stock Equity Incentive Plan.					X
10.8	Lease Agreement dated October 21, 2004, as amended.	S-1/A	333-222121	10.9	January 16, 2018
10.9	Piggyback Registration Rights Agreement by and between One Stop Systems, Inc. and James M. Reardon, dated August 31, 2018.	8-K	001-38371	10.1	September 6, 2018
10.10	Form of Binding Commitment Letter.	10-Q	001-38371	10.1	May 9, 2019
10.11+	Executive Employment Agreement between One Stop Systems, Inc., and David Raun, dated March 24, 2020.	8-K/A	001-38371	10.1	March 25, 2020
10.12+	Employment Agreement between One Stop Systems, Inc., and David Raun, dated June 24, 2020.	8-K	001-38371	10.1	June 25, 2020
10.13	Form of Senior Secured Convertible Promissory Note.	8-K	001-38371	4.1	April 21, 2020
10.14	Form of Securities Purchase Agreement, dated April 20, 2020, by and between the Company and the investors.	8-K	001-38371	10.1	April 21, 2020
10.15	Form of Security Agreement, dated April 20, 2020, by and between the Company, certain of its subsidiaries and the investors.	8-K	001-38371	10.2	April 21, 2020
10.16	Form of Intercreditor Agreement, dated April 20, 2020, by and between the Company, the investors and certain secured parties.	8-K	001-38371	10.3	April 21, 2020
10.17	Senior Secured Convertible Promissory Note, dated April 24, 2020, by and between the Company and the investor.	8-K	001-38371	4.2	April 24, 2020
10.18	Promissory Note, dated as of April 28, 2020, by and between One Stop Systems, Inc., as Borrower, and Cache Valley Bank, as Lender.	8-K	001-38371	10.1	May 15, 2020
10.19	Form of Securities Purchase Agreement.	8-K	001-38371	10.1	March 3, 2021
10.20	Form of Placement Agency Agreement.	8-K	001-38371	10.2	March 3, 2021
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.						X

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101 INS**	Inline XBRL Instance Document	X
101 SCH**	Inline XBRL Taxonomy Extension Schema Document	X
101 CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101 LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101 PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
101 DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
104**	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101 attachments)	X

*

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

**

The XBRL related information in Exhibit 101 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

+	Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

One Stop Systems, Inc.

Date: August 12, 2021	By:	/s/ David Raun
David Raun
President and Chief Executive Officer (Principal Executive Officer)

Date: August 12, 2021	By:	/s/ John W. Morrison Jr.
John W. Morrison Jr.
Chief Financial Officer (Principal Financial and Accounting Officer)