Form 10-Q
period 2021-09-30
ONE STOP SYSTEMS, INC.
filed 2021-11-10
CIK 1394056

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                    Yes ☐    No ☒

As of October 31, 2021, the registrant had 18,666,022 shares of common stock (par value $0.0001) outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

In our opinion, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly our financial position, results of operations, and cash flows for the interim periods presented. We have consolidated such financial statements in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). Therefore, such financial statements do not include all disclosures required by accounting principles generally accepted in the United States of America. In preparing these unaudited consolidated financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through the date the unaudited consolidated financial statements were issued by filing with the SEC.

This Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 should be read in conjunction with our audited financial statements for the year ended December 31, 2020 included in our Annual Report on Form 10-K, filed with the SEC on March 25, 2021.

The results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2021.

ONE STOP SYSTEMS, INC. (OSS)

UNAUDITED CONSOLIDATED BALANCE SHEETS

	Unaudited
	September 30,	December 31,
	2021	2020
ASSETS
Current assets
Cash and cash equivalents	$3,955,215	$6,316,921
Short-term investments (Note 3)	14,534,084	-
Accounts receivable, net (Note 4)	5,808,184	7,458,383
Inventories, net (Note 5)	14,361,034	9,647,504
Prepaid expenses and other current assets	1,121,868	655,708
Total current assets	39,780,385	24,078,516
Property and equipment, net	3,090,908	3,487,178
Deposits and other	35,629	81,709
Deferred tax assets, net	3,604,607	3,698,593
Goodwill	7,120,510	7,120,510
Intangible assets, net (Note 6)	170,556	662,257
Total Assets	$53,802,595	$39,128,763

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$3,846,282	$976,420
Accrued expenses and other liabilities (Note 7)	3,442,091	3,481,444
Current portion of notes payable, net of debt discount of $0 and $2,047, respectively (Note 8)	1,736,546	1,365,204
Current portion of related party notes payable, net of debt discount of $0 and $6,726, respectively (Note 8)	-	199,943
Current portion of senior secured convertible note, net of debt discounts of $20,462 and $256,242, respectively (Note 8)	2,570,447	1,789,212
Total current liabilities	11,595,366	7,812,223
Senior secured convertible note, net of current portion and debt discounts of $0 and $14,107, respectively (Note 8)	-	531,347
Paycheck protection program note payable (Note 8)	-	1,499,360
Total liabilities	11,595,366	9,842,930
Commitments and contingencies (Note 10)
Stockholders’ equity
Common stock, $.0001 par value; 50,000,000 shares authorized; 18,666,022 and 16,684,424 shares issued and outstanding, respectively	1,867	1,668
Additional paid-in capital	41,040,749	30,758,354
Accumulated other comprehensive income	207,333	287,547
Accumulated earnings (deficit)	957,280	(1,761,736)
Total stockholders’ equity	42,207,229	29,285,833
Total Liabilities and Stockholders' Equity	$53,802,595	$39,128,763

See accompanying notes to unaudited consolidated financial statements

ONE STOP SYSTEMS, INC. (OSS)

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue	$15,984,293	$12,976,058	$44,205,054	$37,961,023
Cost of revenue	10,467,590	8,074,445	29,602,823	26,338,527
Gross profit	5,516,703	4,901,613	14,602,231	11,622,496
Operating expenses:
General and administrative	1,920,574	1,817,499	5,726,978	6,208,922
Marketing and selling	1,570,135	1,103,384	4,217,328	3,137,833
Research and development	999,715	1,001,288	2,839,965	3,213,339
Total operating expenses	4,490,424	3,922,171	12,784,271	12,560,094
Income (loss) from operations	1,026,279	979,442	1,817,960	(937,598)
Other income (expense), net:
Interest income	92,105	143,931	159,203	267,911
Interest expense	(128,315)	(174,205)	(447,328)	(393,175)
Other income (expense), net	(9,693)	(33,625)	1,484,676	(38,598)
Total other (expense) income, net	(45,903)	(63,899)	1,196,551	(163,862)
Income (loss) before income taxes	980,376	915,543	3,014,511	(1,101,460)
(Benefit) provision for income taxes	(320)	57,753	295,495	(851,056)
Net income (loss)	$980,696	$857,790	$2,719,016	$(250,404)

Net income (loss) per share:
Basic	$0.05	$0.05	$0.15	$(0.02)
Diluted	$0.05	$0.05	$0.14	$(0.02)
Weighted average common shares outstanding:
Basic	18,636,337	16,585,773	18,170,700	16,469,457
Diluted	19,963,270	17,018,614	19,466,023	16,469,457

See accompanying notes to unaudited consolidated financial statements

ONE STOP SYSTEMS, INC. (OSS)

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Net income (loss)	$980,696	$857,790	$2,719,016	$(250,404)
Other comprehensive income (loss):
Net unrealized gains (losses) on short-term investments	1,458	-	2,059	-
Currency translation adjustment	60,813	130,280	(82,273)	142,155
Total other comprehensive income (loss)	62,271	130,280	(80,214)	142,155
Comprehensive income (loss)	$1,042,967	$988,070	$2,638,802	$(108,249)

See accompanying notes to unaudited consolidated financial statements

ONE STOP SYSTEMS, INC. (OSS)

UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the Three and Nine Months Ended September 30, 2021

	Common Stock			Accumulated Other	Accumulated	Total
	Shares	Amount	Additional Paid-in-Capital	Comprehensive Income	Earnings (Deficit)	Stockholders' Equity
Balance, January 1, 2021	16,684,424	$1,668	$30,758,354	$287,547	$(1,761,736)	$29,285,833
Stock-based compensation	-	-	903,730	-	-	903,730
Exercise of stock options, RSU's and warrants	357,259	36	301,484	-	-	301,520
Proceeds from issuance of stock, net of issuance costs of $811,327	1,497,006	150	9,188,523	-	-	9,188,673
Taxes paid on net issuance of employee stock options	-	-	(114,143)	-	-	(114,143)
Currency translation adjustment	-	-	-	(143,086)	-	(143,086)
Net unrealized gains (losses) on short-term investments	-	-	-	601	-	601
Net income	-	-	-	-	1,738,320	1,738,320
Balance, June 30, 2021	18,538,689	$1,854	$41,037,948	$145,062	$(23,416)	$41,161,448
Stock-based compensation	-	-	399,148	-	-	399,148
Exercise of stock options, RSU's and warrants	127,333	13	61,160	-	-	61,173
Taxes paid on net issuance of employee stock options	-	-	(457,507)	-	-	(457,507)
Currency translation adjustment	-	-	-	60,813		60,813
Net unrealized gains (losses) on short-term investments	-	-	-	1,458	-	1,458
Net income	-	-	-	-	980,696	980,696
Balance, September 30, 2021	18,666,022	$1,867	$41,040,749	$207,333	$957,280	$42,207,229

See accompanying notes to unaudited consolidated financial statements

ONE STOP SYSTEMS, INC. (OSS)

UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the Three and Nine Months Ended September 30, 2020

	Common Stock				Accumulated Other		Total
	Shares	Amount	Additional Paid-in-Capital	Noncontrolling Interest	Comprehensive Loss / Income	Accumulated Deficit	Stockholders' Equity
Balance, January 1, 2020	16,121,747	$1,612	$30,537,015	$500	$(17,773)	$(1,755,192)	$28,766,162
Stock-based compensation	-	-	293,139	-	-	-	293,139
Exercise of stock options	376,870	37	64,430	-	-	-	64,467
Return of capital upon dissolution of SkyScale	-	-	-	(500)	-	-	(500)
Taxes paid on net issuance of employee stock options	-	-	(670,599)	-	-	-	(670,599)
Currency translation adjustment	-	-	-	-	11,875	-	11,875
Net loss	-	-	-	-	-	(1,108,194)	(1,108,194)
Balance, June 30, 2020	16,498,617	$1,649	$30,223,985	$-	$(5,898)	$(2,863,386)	$27,356,350
Stock-based compensation	-	-	210,280	-	-	-	210,280
Exercise of stock options, RSU's and warrants	122,291	13	59,987	-	-	-	60,000
Taxes paid on net issuance of employee stock options	-	-	(13,847)	-	-	-	(13,847)
Currency translation adjustment	-	-	-	-	130,280	-	130,280
Net income	-	-	-	-	-	857,790	857,790
Balance, September 30, 2020	16,620,908	$1,662	$30,480,405	$-	$124,382	$(2,005,596)	$28,600,853

See accompanying notes to unaudited consolidated financial statements

ONE STOP SYSTEMS, INC. (OSS)

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$2,719,016	$(250,404)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Deferred benefit for income taxes	(27,163)	(910,959)
Loss (gain) on disposal of property and equipment	4,238	(1,542)
(Recovery) provision for bad debt	(4,902)	10,950
Warranty reserves	93,944	(723)
Amortization of deferred gain	-	(53,838)
Amortization of intangibles	491,701	520,035
Depreciation	680,036	688,727
Inventory reserves	525,983	382,472
Amortization of debt discount	137,016	249,882
Stock-based compensation expense	1,302,878	503,419
Gain on forgiveness of Paycheck Protection Program (PPP) loan and interest	(1,514,354)	-
Changes in operating assets and liabilities:
Accounts receivable	1,574,019	1,971,324
Inventories	(5,546,750)	(2,872,108)
Prepaid expenses and other current assets	(313,722)	(294,475)
Accounts payable	2,948,377	(484,327)
Accrued expenses and other liabilities	226,808	(843,823)
Net cash provided by (used in) operating activities	3,297,125	(1,385,390)

Cash flows from investing activities:
Investment in short-term investment grade securities	(14,532,025)	-
Purchases of property and equipment, including capitalization of labor costs for test equipment and ERP	(313,257)	(664,385)
Proceeds from sales of property and equipment	-	1,542
Net cash used in investing activities	(14,845,282)	(662,843)

Cash flows from financing activities:
Proceeds from exercise of stock options and warrants	362,693	124,467
Payment of payroll taxes on net issuance of employee stock options	(571,650)	(684,446)
Proceeds from issuance of stock	10,000,000	-
Stock issuance costs	(811,327)	-
Net borrowings on bank lines of credit	-	(23,622)
Proceeds from notes payable	2,307,818	-
Repayments on notes payable	(1,852,277)	(131,792)
Repayments on related-party notes payable	(206,669)	(433,094)
Proceeds, net of repayments, on secured convertible debt	-	2,383,726
Repayments on senior secured convertible note	-	(409,090)
Proceeds on Paycheck Protection Program (PPP) note payable	-	1,499,360
Net cash provided by financing activities	9,228,588	2,325,509

Net change in cash and cash equivalents	(2,319,569)	277,276
Effect of exchange rates on cash	(42,137)	57,232
Cash and cash equivalents, beginning of period	6,316,921	5,185,321
Cash and cash equivalents, end of period	$3,955,215	$5,519,829

See accompanying notes to unaudited consolidated financial statements

ONE STOP SYSTEMS, INC. (OSS)

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

	For the Nine Months Ended September 30,
	2021	2020
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$111,195	$202,022
Cash paid during the period for income taxes	$139,548	$228,129

Supplemental disclosure of non-cash flow transactions:
Original issue discount on senior secured convertible note	$-	$300,000
Reclassification of inventories to property and equipment	$108,739	$157,133

See accompanying notes to unaudited consolidated financial statements

ONE STOP SYSTEMS, INC. (OSS)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Nine Month Periods Ended September 30, 2021 and 2020

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

During the year ended December 31, 2015, the Company formed a wholly owned subsidiary in Germany, One Stop Systems, GmbH (“OSS GmbH”). In July 2016, the Company acquired Mission Technologies Group, Inc. (“Magma”) and its operations.

On August 31, 2018, the Company acquired Concept Development Inc. (“CDI”) located in Irvine, California.  CDI specializes in the design and manufacture of custom high-performance computing systems for airborne in-flight entertainment and networking systems.  CDI has been fully integrated into the core operations of OSS as of June 1, 2020.

On October 31, 2018, OSS GmbH acquired 100% of the outstanding stock of Bressner Technology GmbH, a Germany limited liability company located near Munich, Germany (“Bressner”).  Bressner designs and manufactures standard and customized servers, panel PCs, and PCIe expansion systems.  Bressner also provides manufacturing, test, sales and marketing services for customers throughout Europe.

Historically, the Company’s primary sources of liquidity have been provided by public and private offerings of its securities and revenues generated from its business operations.  On April 24, 2020, the Company sold $3,000,000 of Senior Secured Convertible Promissory Notes at a 10% original issue discount to an institutional investor through a registered direct offering.  On April 28, 2020, the Company received approximately $1,500,000, of government funding under the Paycheck Protection Program.  On March 3, 2021, the Company sold and issued 1,497,006 shares of its common stock to an accredited investor through a registered direct offering, resulting in net proceeds of $9,188,673.

As of September 30, 2021, the Company’s cash and cash equivalents were $3,955,215, it had $14,534,084 in short-term investments, and it had total working capital of $28,185,019.  Cash and cash equivalents held by Bressner totaled $770,603 on September 30, 2021.  Bressner’s debt covenants do not permit the use of these funds by its parent company.

During the nine month period ended September 30, 2021, the Company had operating income of $1,817,960, with cash generated by operating activities of $3,297,125.  During the year ended December 31, 2020, the Company experienced an operating loss of $424,281, with cash used in operating activities of $250,173.

The Company’s revenue growth during 2020, slowed due to the effects of COVID-19.  However, through a reduction in force and strict cost containment, the Company was able to mitigate the effects, to some degree, of the reduced revenue attributable to the economic impact of COVID-19.

Despite global efforts to slow the spread of the virus and to mitigate its effects, COVID-19 continues to impact worldwide economic activity, and the ongoing effects of the COVID-19 pandemic has adversely impacted, and may continue to adversely impact, many aspects of our business. In response to the COVID-19 pandemic, many state, local, and foreign governments have put in place restrictions in order to control the spread of the disease. Such restrictions, or the perception that further restrictions could occur, have resulted in business closures, work stoppages, slowdowns, delays, work-from-home policies, travel restrictions, and cancellation or postponement of events, among other effects that impacted productivity and disrupted our operations and those of our partners, suppliers, contractors, and customers.

One way that COVID-19 has directly affected our operations is that we have experienced increased pricing and/or shortages of certain parts and supplies that are necessary components to the products and services we offer to our customers, and as a result, are experiencing longer lead-times. COVID-19 has indirectly affected our operations as well. For instance, some of our customers experienced downturns or uncertainty in their own business operations and revenue, and as a result, these customers have (and may continue to) decreased or delayed their technology spending, requested pricing concessions or payment extensions, or seek to renegotiate their contracts. For example, one of our customers that uses our products and services in their business operations operates in the live event space, such as music festivals and concerts. Due to measures implemented by local and state governments to restrict public gatherings in order to stop and/or prevent the spread of COVID-19, our customer was unable to generate revenue at previous levels during these times, and as a result, we provided extended payment terms for the collection of our accounts receivables for this particular customer during the pandemic. However, all past due accounts receivables owed by this particular customer have now been received by the Company.

During the pandemic, as state, local, and foreign governments implemented (and may continue to implement) preventative measures to contain or mitigate the outbreak of COVID-19, the usage of our products and services fluctuated following such implementation, and we cannot predict how usage levels will continue to be impacted by these preventative measures. There is no assurance that customers will continue to use our products and services, or to the same extent, as the COVID-19 pandemic begins to taper off or when it will end. As a result, it has been difficult to accurately forecast our revenues or financial results, especially given that the near and long term impact of the pandemic remains uncertain. In addition, while the potential impact and duration of the COVID-19 pandemic on the economy and our business in particular may be difficult to assess or predict, the pandemic has resulted in, and may continue to result in, significant disruption of global financial markets, and may reduce our ability to access additional capital, which could negatively affect our liquidity in the future. Our results of operations could be materially below our forecasts as well, which could adversely affect our results of operations, disappoint analysts and investors, or cause our stock price to decline.

Furthermore, a decrease in orders in a given period could negatively affect our revenues in future periods. The COVID-19 pandemic may also have the effect of heightening many of the other risks described in the “Risk Factors” section of our December 31, 2020 Annual Report on Form 10-K, filed March 25, 2021, including risks associated with our customers and supply chain. We may take further actions that alter our operations as may be required by federal, state, or local authorities, or which we determine are in our best interests. While much of our operations can be performed remotely, certain activities often require personnel to be on-site, and our ability to carry out these activities has been, and may continue to be negatively impacted if our employees or local personnel are not able to travel. In addition, for activities that may be conducted remotely, there is no guarantee that we will be as effective while working remotely because our team is dispersed and many employees and their families have been negatively affected, mentally or physically, by the COVID-19 pandemic. Decreased effectiveness and availability of our team could harm our business. In addition, we may decide to postpone or cancel planned investments in our business in response to changes in our business as a result of the spread of COVID-19, which may impact our ability to attract and retain customers and our rate of innovation, either of which could harm our business.

We do not yet know the full extent of potential delays or impacts on our business, operations, or the global economy as a whole. Currently, we are experiencing unavailability of product and limited supplies, protracted delivery dates for componentry, increasing product costs, and changes in minimum order quantities to secure product.  As a result, the Company is carrying increased inventory balances to ensure availability of product and to secure pricing.  Additionally, work-in-process and finished goods inventory has been increasing as the timing of availability of certain componentry to the production line has varied from committed delivery dates from vendors.

While there have recently been vaccines developed and administered, and certain government orders and restrictions in particular cities, counties, and states have been lifted as the spread of COVID-19 starts to be contained and mitigated, we cannot predict the timing of the vaccine roll-out globally or the efficacy of such vaccines, including against variants of the virus, and we do not yet know how businesses, customers, contractors, suppliers, or our partners will operate in a post COVID-19 environment, especially if additional or supplemental governmental orders, limitations, and restrictions are reinstated. There may be additional costs or impacts to our business and operations, including when we are able to resume in-person activities, travel, and events. In addition, there is no guarantee that a future outbreak of this or any other widespread epidemics will not occur, or that the global economy will recover, either of which could harm our business.

Management’s plans with respect to the above are to continue their efforts towards responding to the changing economic landscape attributable to COVID-19, to continue to control costs, conserve cash, strengthen margins, and improve company-wide execution.  Specific actions implemented in 2020, by management in response to this effort included a reduction in force, a limited freeze on hiring, reduced work week, minimized overtime, travel and entertainment, and contractor costs.

While management expects these actions to result in prospective cost containment, management is also committed to conserving cash, and securing debt and/or equity financing as required for liquidity to meet the Company’s cash requirements through at least a period of the next twelve months. Management believes potential sources of liquidity include at least the following:

▪

In May 2019, the Company filed a registration statement on Form S-3 (Registration No. 333-231513) with the Securities and Exchange Commission (“SEC”) which became effective on June 19, 2019, and allows the Company to offer up to an aggregated of $100,000,000 of its common stock, preferred stock, debt securities, warrants to purchase its common stock, preferred stock or debt securities, subscription rights to purchase its common stock, preferred stock or debt securities and\or units consisting of some or all of these securities, in any combination, together or separately, in one or more offerings, in amounts, at prices and on the terms that the Company will determine at the time of the offering and which will be set forth in a prospectus supplement and any related free writing prospectus.

▪

On March 1, 2021, the Company entered into a Securities Purchase Agreement with an accredited investor, pursuant to which the Company issued and sold, in a registered direct offering, 1,497,006 shares of the Company’s common stock, par value $0.0001 per share, to the purchaser at an offering price of $6.68 per share. The registered offering was conducted pursuant to the Company’s effective shelf registration statement on Form S-3 (Registration No. 333-231513), discussed above.  As compensation for their services, the Company paid to the placement agents a fee equal to 7.0% of the gross proceeds received by the Company as a result of the registered offering, and reimbursed the placement agents for certain expenses incurred in connection with such offering. The net proceeds to the Company from the registered offering were approximately $9.2 million after deducting certain fees due to the placement agents’ and the Company’s transaction expenses. The net proceeds received by the Company will be used for general corporate and working capital purposes.

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

The unaudited consolidated financial statements herein have been prepared by the Company pursuant to the rules and regulations of the SEC.  The accompanying interim unaudited consolidated financial statements have been prepared under the presumption that users of the interim financial information have either read or have access to the audited consolidated financial statements for the latest year ended December 31, 2020.  Accordingly, note disclosures which would substantially duplicate the disclosures contained in the December 31, 2020, audited consolidated financial statements have been omitted from these interim unaudited consolidated financial statements.  The Company evaluated all subsequent events and transactions through the date of filing this report.

In the opinion of management, all adjustments considered necessary for a fair presentation have been included in the accompanying condensed consolidated financial statements.  Operating results for the three and nine months ended September 30, 2021, are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.  For further information, refer to the audited consolidated financial statements and notes for the year ended December 31, 2020, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 25, 2021.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of OSS, which include the acquisition of CDI, and its wholly owned subsidiary, OSS GmbH, which also includes the acquisition of Bressner.  Intercompany balances and transactions have been eliminated in consolidation.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

There have been no changes to our accounting policies disclosed in our audited consolidated financial statements and the related notes for the year ended December 31, 2020, except for the addition of a definition of, and description of our policy for short-term investments as follows:

Short-term Investments

Short-term investments consist predominantly of commercial paper, corporate debt securities, U.S. Treasury securities, and asset-backed securities. The Company classifies short-term investments based on the facts and circumstances surrounding the investments at the time of purchase and evaluates such classification as of each balance sheet date. On September 30, 2021, all short-term investments were classified as available-for-sale.

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

As of September 30, 2021, we had $3,604,607 in net deferred tax assets (“DTAs”). These DTAs include approximately $5.3 million related to net operating loss carryforwards that can be used to offset taxable income in future periods and reduce our income taxes payable in those future periods.  At this time, we consider it more likely than not that we will have sufficient taxable income in the future that will allow us to realize these DTAs. However, it is possible that economic conditions may decrease the likelihood that we will have sufficient taxable income in the future. Therefore, unless we are able to generate sufficient taxable income from our operations, a substantial valuation allowance to reduce our U.S. DTAs may be required, which would materially increase our expenses in the period the allowance is recognized and materially adversely affect our results of operations and statement of financial condition.

On March 11, 2021, Congress passed, and the President signed into law, the American Rescue Plan Act, 2021 (the “ARP”), which includes certain business tax provisions. At this point, we do not believe that these changes will have a material impact on our income tax provision for 2021. We will continue to evaluate the impact of new legislation on our financial position, results of operations, and cash flows.

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

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASU 2016-02”).  Under ASU 2016-02, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term.  ASU 2016-02 is effective for the Company for fiscal years beginning after December 15, 2021, and interim periods within fiscal year 2023.  Early application is permitted.  Lessees must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements.  The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented.  The Company is currently evaluating the impact of adopting ASU 2016-02 on its consolidated financial statements and disclosures.  Based on our preliminary analysis, management expects the Company’s assets and liabilities to increase by the present value of the lease payments of approximately $1,256,000 with implementation as of January 1, 2022.

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

NOTE 3 - SHORT-TERM INVESTMENTS

The Company’s short-term investments by significant investment category as of September 30, 2021, are as follows:

Description	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Accrued Interest	Estimated Fair Value
Level 1: (1)
Cash alternatives	$1,350,654	$-	$-	$-	$1,350,654
Certificates of deposit	592,785	-	81	729	593,433
Corporate bonds and notes	4,324,787	-	962	34,571	4,358,396
Municipal Securities	8,177,623	471	-	53,507	8,231,601
	$14,445,849	$471	$1,043	$88,807	$14,534,084

(1)	Level 1 fair value estimates are based on quoted prices in active markets for identical assets or liabilities.

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

NOTE 4 – ACCOUNTS RECEIVABLE

Accounts receivable, net consists of the following:

	September 30,	December 31,
	2021	2020
Accounts receivable	$5,835,675	$7,491,397
Unbilled receivables	-	106
	5,835,675	7,491,503
Less: allowance for doubtful accounts	(27,491)	(33,120)
	$5,808,184	$7,458,383

Unbilled receivables include amounts associated with percentage of completion and milestone billing accounting, which includes cost and gross profit earned in excess of billing, not currently billable due to contractual provisions.  (Recovery) provision for bad debt expense related to accounts receivable was $0 and $12,361 for the three month period ended September 30, 2021 and 2020, respectively, and ($4,902) and $10,950 for the nine month period ended September 30, 2021 and 2020, respectively.

NOTE 5 – INVENTORIES

Inventories, net consist of the following:

	September 30,	December 31,
	2021	2020
Raw materials	$5,318,929	$5,210,327
Sub-assemblies	264,690	255,699
Work-in-process	1,668,214	407,328
Finished goods	7,813,887	4,424,603
	15,065,720	10,297,957
Less: reserves for obsolete and slow-moving inventories	(704,686)	(650,453)
	$14,361,034	$9,647,504

NOTE 6 – LONG LIVED INTANGIBLE ASSETS

Definite lived intangible assets related to acquisition are as follows, as of September 30, 2021:

	Expected Life	Remaining Months	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Customer lists and relationships	36 to 60 months	1 to 23 months	$2,084,515	$(1,929,551)	$154,964
Drawings and technology	36 months	0 months	760,207	(760,207)	-
Trade name, trademarks & other	24 to 36 months	1 month	447,274	(438,121)	9,153
Non-compete	36 months	1 month	246,797	(240,358)	6,439
			$3,538,793	$(3,368,237)	$170,556

Definite lived intangibles assets related to acquisitions are as follows, as of December 31, 2020:

	Expected Life	Remaining Months	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Customer lists and relationships	36 to 60 months	10 to 32 months	$2,084,515	$(1,578,178)	$506,337
Drawings and technology	36 months	0 months	760,207	(760,207)	-
Trade name, trademarks & other	24 to 36 months	10 months	447,274	(355,742)	91,532
Non-compete	36 months	10 months	246,797	(182,409)	64,388
			$3,538,793	$(2,876,536)	$662,257

As of September 30, 2021, amortization expense of the definite lived intangible assets for the years remaining is as follows:

2021	2022	2023	Total
$65,171	$63,231	$42,154	$170,556

Amortization expense recognized during the three months ended September 30, 2021 and 2020, was $163,900 and $197,984, respectively, and $491,701 and $520,035 for the nine months ended September 30, 2021 and 2020, respectively.

NOTE 7 – ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consist of the following:

	September 30,	December 31,
	2021	2020
Accrued compensation and related liabilities	$1,147,907	$932,988
Deferred revenue and customer deposits	908,828	1,096,672
Warranty reserve	500,500	425,636
Deferred rent	263,144	312,909
Other accrued expenses	621,712	713,239
	$3,442,091	$3,481,444

NOTE 8 – DEBT

Bank Lines of Credit

Bressner Technology GmbH has three revolving lines of credit with German institutions, including UniCredit Bank, totaling €2,700,000 (US$3,125,782) as of September 30, 2021.  Borrowing under the lines of credit bear interest at a variable rate of Euribor plus a stated rate.  The current rates as of September 30, 2021, for the lines of credit are from 3.10% to 4.0%, with the balances being open indefinitely or until occurrence of a defined change of control event.  There were no outstanding lines of credit balances as of September 30, 2021 and December 31, 2020.

Foreign Debt Obligations

Bressner has three term loans outstanding as of September 30, 2021, with a total balance outstanding of €1,500,000 (US$1,736,546) as follows:

•

On June 18, 2021, Bressner converted €500,000 of its line of credit from UniCredit Bank into a note payable, which bears interest at 1.55% with interest only payments to be paid on a quarterly basis. The note is due on December 17, 2021, with a payment of principal and unpaid interest due upon maturity. The balance outstanding as of September 30, 2021, is €500,000 (US$578,849);

•

On June 4, 2021, Bressner converted €500,000 of its line of credit from UniCredit Bank into a note payable, which bears interest at 1.55% with interest only payments to be paid on a quarterly basis.  The note is due on November 30, 2021, with a payment of principal and unpaid interest due upon maturity. The balance outstanding as of September 30, 2021, is €500,000 (US$578,849);

•

On April 9, 2021, Bressner converted €500,000 of its line of credit from UniCredit Bank into a note payable, which bears interest at 1.60% with interest only payments to be paid on a quarterly basis.  The note was due on September 30, 2021, with a payment of principal and interest due upon maturity.  This loan was paid in full on September 30, 2021with proceeds from a new note which bears interest at 1.57% with similar terms.  This new note has an outstanding balance of €500,000 (US$578,848) as of September 30, 2021. This new note is due on March 31, 2022;

•

On June 25, 2020, Bressner converted €500,000 of its line of credit from UniCredit Bank into a note payable, which bore interest at 1.87% interest and matured on June 18, 2021, with a balloon payment of principal and interest due upon maturity.  The amount outstanding was paid in full as of September 30, 2021.  The balance outstanding as of December 31, 2020, was €500,000 (US$611,406);

•

On April 9, 2020, Bressner converted €500,000 of its line of credit from UniCredit Bank into a note payable, which bore interest at 1.90% and matured on April 9, 2021, with a balloon payment of principal and interest due upon maturity. The amount outstanding was paid in full as of September 30, 2021.  The balance outstanding as of December 31, 2020, was €500,000 (US$611,406);

On April 1, 2019, Bressner entered into a note payable in the amount of €500,000 (US$586,189), which bore interest at 2.25% and matured on March 30, 2021, with monthly payments of principal and interest of €22,232 (US$24,960). The amount outstanding was paid in full as of September 30, 2021.  The balance outstanding as of December 31, 2020, was €66,446 (US$81,251);

In September 2019, Bressner entered into a note payable in the amount of €300,000 (US$336,810) which bore interest at 1.65% and matured on March 24, 2020, with a balloon payment of principal and interest.  The outstanding balance was paid in full as of September 30, 2021 and December 31, 2020; and

In September 2017, Bressner entered into a note payable, in the amount of €400,000 (US$436,272) which bore interest at 2.125% and matured on January 31, 2020 and was paid in full as of September 30, 2021 and December 31, 2020.

Notes Payable

In April 2019, the Company borrowed an aggregate of $350,000 from three individuals for a two-year period at an interest rate of 9.5% which requires the Company to make monthly principal and interest payments of $16,100 per month.  These loans were secured by the assets of the Company.  In connection with these loans, the Company issued to the noteholders warrants to purchase shares of the Company’s common stock in an amount equal to 10% of the original principal at a price per share equal to $2.15.  Accordingly, the Company issued to the noteholders warrants to purchase an aggregate of 16,276 shares of the Company’s common stock at an exercise price of $2.15 per share. The relative fair value of each warrant was $0.90.  The relative fair value of warrants was estimated using Black-Scholes with the following weighted-average assumptions: fair value of the Company’s common stock at issuance of $2.15 per share; five year contractual term; 44.60% volatility; 0.0% dividend rate; and a risk-free interest rate of 2.307%.  The total relative fair value of the warrants issued is $14,037.  These loans have matured, and all balances have been paid in full.  As such, the balances outstanding as of September 30, 2021 and December 31, 2020, were $0 and $63,188, respectively.

Notes Payable – Related Parties

In April 2019, the Company borrowed an aggregate of $1,150,000 from three individuals who serve on the Company’s board of directors for a two-year period at an interest rate of 9.5% which requires the Company to make monthly principal and interest payments of $52,900 per month.  These loans were secured by the assets of the Company.  In connection with these loans, the Company issued to the noteholders warrants to purchase shares of the Company’s common stock in an amount equal to 10% of the original principal at a price per share equal to $2.15.  Accordingly, the Company issued to the noteholders warrants to purchase an aggregate 53,490 shares of the Company’s common stock at an exercise price of $2.15 per share. The relative fair value of each warrant was $0.90.  The relative fair value of warrants was estimated using Black-Scholes with the following weighted-average assumptions: fair value of the Company’s common stock at issuance of $2.15 per share; five year contractual term; 42.60% volatility; 0.0% dividend rate; and a risk-free interest rate of 2.3067%.  The relative fair value of warrants issued is $46,121.  These loans have matured, and all balances have been paid in full, As such, the balances outstanding as of September 30, 2021 and December 31, 2020 were $0 and $206,669, respectively.

Paycheck Protection Program Loan

On April 28, 2020, the Company received authorization pursuant to the Paycheck Protection Program (“PPP”) of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) as administered by the U.S. Small Business Administration (the “SBA”) for a “PPP” loan. On May 11, 2020, the Loan was funded, and the Company received proceeds in the amount of $1,499,360 (the “PPP Loan”).

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

Under the original rules, all or a portion of the PPP Loan may be forgiven by the SBA and lender upon application by the Company beginning 60 days but not later than 120 days, after loan approval and upon documentation of expenditures in accordance with the SBA requirements. Under the CARES Act, loan forgiveness is available for the sum of documented payroll costs, covered rent payments, and covered utilities during the eight-week period beginning on the date of loan approval. For purposes of the CARES Act, payroll costs exclude compensation of an individual employee in excess of $100,000, prorated annually. Not more than 25% of the forgiven amount may be for non-payroll costs. Forgiveness is reduced if full-time headcount declines, or if salaries and wages for employees with salaries of $100,000 or less annually are reduced by more than 25%. In the event the PPP Loan, or any portion thereof, is forgiven pursuant to the PPP, the amount forgiven is applied to outstanding principal.

However, the Paycheck Protection Program Flexibility Act of 2020 (the “PPP Flexibility Act”), enacted on June 5, 2020, amended the original rules governing loans granted under the PPP to provide, among other changes, as follows: (i) the time period to spend the received funds was extended from the original eight weeks to twenty-four weeks from the date the PPP Loan was originated, during which PPP funds need to be expended in order to be forgiven; (ii) at least 60% of PPP funds must be spent on payroll costs, with the remaining 40% available to spend on other eligible expenses; (iii) payments are deferred until the date on which the amount of forgiveness determined is remitted to the lender, and if a borrower fails to seek forgiveness within 10 months after the last day of its covered period, then payments will begin on the date that is 10 months after the last day of the covered period; and (iv) the PPP Flexibility Act modified the CARES Act by increasing the maturity date for loans made after the effective date from two years to a minimum maturity of five years from the date on which the borrower applies for loan forgiveness. Existing PPP loans made before the new legislation retain their original two-year term, but may be renegotiated between a lender and a borrower to match the 5-year term permitted under the PPP Flexibility Act.

The Company submitted an application with the lender to forgive the PPP Loan, in accordance with SBA Procedural Notice, Control No. 5000-20057, effective as of October 2, 2020.  On May 3, 2021, the Company received notification from the SBA that its PPP Loan of $1,499,360, plus accrued interest of $14,994 had been fully forgiven and such amount has been recognized as other income in the consolidated statement of operations.

Senior Secured Convertible Note

On April 20, 2020, the Company entered into a Securities Purchase Agreement with an institutional investor, providing for the issuance by the Company of Senior Secured Convertible Promissory Notes with a principal face value of up to $6,000,000.  The notes are, subject to certain conditions, convertible into shares of the Company’s common stock, par value $0.0001 per share, at an initial conversion price per share of $2.50. The notes will be issued with a 10% original issue discount.

At the initial closing of this offering, the Company issued notes in the principal amount of $3,000,000 with a 10% original issue discount resulting in an aggregate purchase price of $2,700,000 at the initial closing.  The notes bear no interest rate (except upon event of default) and, unless earlier converted or redeemed, will mature on April 1, 2022.

Pursuant to the Securities Purchase Agreement, the Company had the right to consummate additional closings of up to an additional $3,000,000, subject to the prior satisfaction of certain closing conditions. This right expired effective April 20, 2021, and the Company may no longer consummate additional closings under the Securities Purchase Agreement.

The Notes are convertible at any time, in whole or in part, at the option of the investors, into shares of common stock at the initial conversion price of $2.50 per share. The conversion price is subject to adjustment for issuances of securities below the conversion price then in effect and for stock splits, combinations or similar events. If immediately following the close of business on the nine month anniversary of the issuance date of each note, the conversion price then in effect exceeds 135% of the volume weighted average price VWAP (the “Market Price”), the initial conversion price under any such note will be automatically lowered to the Market Price.

Commencing July 1, 2020, the Company has made monthly amortization payments equal to 1/22nd of the initial principal, any accrued and unpaid interest and late charges and any deferred or accelerated amount, of such note, which may be satisfied in cash at a redemption price equal to 105% of such installment amount (110% of such installment amount on notes issued at additional closings).  As of September 30, 2021, the holder has elected to defer receipt of twelve installment payments as allowed per the agreement.

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

The original issue discount of 10% on the Senior Secured Convertible Note was recorded as a debt discount, decreasing the note payable.  This debt discount is amortized to interest expense using the effective interest rate method over the term of the loan.  For the three months ended September 30, 2021 and 2020, total debt discount amortization was $26,285 and $61,518, respectively, and was $121,644 and $110,659 for the nine months ended September 30, 2021 and 2020, respectively.  Such amounts are included in interest expense in the accompanying consolidated statements of operations.

Debt issuance costs in the amount of $316,274 related to this indebtedness were deducted from the face value of the note.  Such costs are amortized to interest expense using the effective interest rate method over the term of the loan.  Total debt issuance costs amortized during the three months ended September 30, 2021 and 2020, was $27,711 and $64,855, respectively, and $128,243 and $116,662 for the nine months ended September 30, 2021 and 2020, respectively.  Such amounts are included in interest expense in the accompanying consolidated statements of operations.

Debt Discount

The relative fair value of warrants issued in connection with the notes payable described above were recorded as debt discount, decreasing notes payable and related-party notes payable and increasing additional paid-in-capital on the accompanying consolidated balance sheets.  The debt discounts are being amortized to interest expense over the term of the corresponding notes payable using the straight-line method, which approximates the effective interest method.

For the three months ended September 30, 2021 and 2020, total debt discount amortization was $0 and $72,372, respectively, and was $8,773 and $139,221 for the nine months ended September 30, 2021 and 2020, respectively.  Such amounts are included in interest expense in the accompanying consolidated statements of operations.

A summary of outstanding debt obligations as of September 30, 2021, is as follows:

Loan Description	Current Interest Rate	Maturity Date	Balance (Euro)	Balance ($)	Current Portion
Domestic:
Convertible senior secured note	10% OID	April-22	-	$2,590,909	$2,590,909
			€-	$2,590,909	$2,590,909
Foreign:
Uni Credit Bank AG	1.57%	March-22	€500,000	$578,848	$578,848
Uni Credit Bank AG	1.55%	November-21	500,000	578,849	578,849
Uni Credit Bank AG	1.55%	December-21	500,000	578,849	578,849
			€1,500,000	$1,736,546	$1,736,546
				$4,327,455	$4,327,455

Outstanding debt obligations as of September 30, 2021, consist of the following:

Period Ended September 30, 2021	Convertible Note	Foreign	Total
Current portion:
Principal	$2,590,909	$1,736,546	$4,327,455
Less discount	(9,961)	-	(9,961)
Less loan origination costs	(10,501)	-	(10,501)
Net liability	$2,570,447	$1,736,546	$4,306,993

Total future principal payments under notes payable and related party notes payable as of September 30, 2021, are as follows:

Period Ending September 30, 2022	Convertible Note	Foreign	Total	Discount / Loan Original Costs
2022	$2,590,909	$1,736,546	$4,327,455	$(20,462)
Total minimum payments	2,590,909	1,736,546	4,327,455	(20,462)
Current portion of notes payable	(2,590,909)	(1,736,546)	(4,327,455)	20,462
Notes payable, net of current portion	$-	$-	$-	$-

NOTE 9 – STOCKHOLDERS’ EQUITY

The Company’s amended and restated certificate of incorporation filed on December 14, 2017, authorizes the Company to issue 10,000,000 shares of preferred stock and 50,000,000 shares of common stock.

Stock Options

Effective June 24, 2020, the Company entered into an employment agreement with David Raun to serve as the Company’s president and chief executive officer. Pursuant to the terms of the employment agreement, Mr. Raun is entitled to receive 412,125 restricted stock units (“RSUs”) that shall vest over three years, with one third of the RSUs vesting following the one-year anniversary of the date of grant, and the remaining RSUs vesting in four equal installments, commencing nine months after the one-year anniversary of the date of grant and every nine months thereafter until fully vested; and 412,125 Incentive Stock Options (“ISOs”) pursuant to the Company’s 2017 Equity Incentive Plan, as amended whereby the exercise price for the ISOs shall be no less than the fair market value of the Company’s common stock at the date of grant, ($2.14).

The ISOs shall vest at the end of each of the second and fourth quarters, the price of the Company’s common stock as of the end of quarter two or quarter four, as applicable, shall be determined using the ten-day trailing volume weighted average price (“VWAP”) after reporting of quarter two and quarter four earnings, as applicable.  The date of each such determination shall be referred to as a “Determination Date.”  If on any Determination Date the Company’s stock price has increased from the prior Determination Date, then a portion of the ISOs shall become vested.  The number of ISOs that shall become vested on a Determination Date is determined as follows: ((Price at Determination Date – Price at prior Determination Date) x 100) * 1,177.52 = Vested ISOs.  If on any Determination Date the Company’s stock price is $5.50 per share, all ISOs shall immediately become vested.  As of September 30, 2021, Mr. Raun’s ISOs are fully vested, but not exercised, based upon achievement of the specified performance objectives.

In the event, that Mr. Raun’s employment agreement is terminated for a reason other than “good cause” or for “good reason”, upon Mr. Raun’s execution of an effective waiver and release of claims, unvested RSUs shall accelerate so that an additional twelve (12) months of RSUs shall vest from the termination date.

A summary of stock option activity under each of the Company’s stock option plans during the nine months ended September 30, 2021, is as follows:

	Stock Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding on January 1, 2021	1,320,267	$1.81	6.43	$2,889,274
Granted	-	$-	-	$-
Forfeited / Canceled	(13,772)	$2.66	6.21	$29,350
Exercised	(229,496)	$1.11	2.76	$899,175
Outstanding on September 30, 2021	1,076,999	$1.95	6.30	$3,316,333
Exercisable as of September 30, 2021	1,059,582	$1.94	6.27	$3,273,749
Vested and expected to vest as of September 30, 2021	1,044,689	$1.95	6.30	$3,216,843

The following table presents details of the assumptions used to calculate the weighted-average grant date fair value of common stock options granted by the Company.  There were no options granted during the nine month period ended September 30, 2021:

	For the Nine Months Ended September 30,
	2021	2020
Expected term (in years)	-	5.04
Expected volatility	0.00%	43.5 - 47.8%
Risk-free interest rate	0.00%	0.33%
Weighted average grant date fair value per share	$-	$0.83
Grant date fair value of options vested	$329,980	$545,388
Intrinsic value of options exercised	$899,175	$917,625

As of September 30, 2021, the amount of unearned stock-based compensation estimated to be expensed from 2021 through 2025 related to unvested common stock options is $15,678, net of estimated forfeitures. The weighted-average period over which the unearned stock-based compensation is expected to be recognized is 0.94 years.

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

Restricted Stock Units

Restricted stock units may be granted at the discretion of the compensation committee of the Board of Directors under the Company’s 2017 Equity Incentive Plan that was adopted on October 10, 2017 (as amended, the “2017 Plan”) in connection with the hiring and retention of personnel and are subject to certain conditions.  Restricted stock units generally vest quarterly or semi-annually over a period of one to three years and are typically forfeited if employment is terminated before the restricted stock unit vest.  The compensation expense related to the restricted stock units is calculated as the fair value of the common stock on the grant date and is amortized to expense over the vesting period and is adjusted for estimated forfeitures.

The Company’s restricted stock unit activity for the nine months ended September 30, 2021, is as follows:

	Restricted Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value
Unvested on January 1, 2021	575,922	$2.65
Granted	420,196	$5.77
Vested	(293,672)	$2.98
Canceled	(5,125)	$5.88
Unvested on September 30, 2021	697,321	$4.37

As of September 30, 2021, there was $2,285,644 of unrecognized compensation cost related to unvested restricted stock units, which is expected to be recognized over a weighted average period of 1.87 years.

Stock-based compensation expense for the three and nine month periods ended September 30, 2021 and 2020, was comprised of the following:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Stock-based compensation classified as:	2021	2020	2021	2020
General and administrative	$239,056	$171,636	$855,881	$373,667
Production	49,826	15,118	143,142	50,856
Marketing and selling	71,169	15,696	200,885	50,062
Research and development	39,097	7,830	102,970	28,834
	$399,148	$210,280	$1,302,878	$503,419

Warrants

The following table summarizes the Company’s warrant activity during the nine months ended September 30, 2021:

	Number of Warrants	Weighted Average Exercise Price
Warrants outstanding – January 1, 2021	505,946	$5.00
Warrants granted	-	$-
Warrants exercised	(54,834)	$1.96
Warrants outstanding – September 30, 2021	451,112	$5.37

Amendment to 2017 Plan

On June 24, 2020, the Company amended the 2017 Plan to increase the maximum limitation of the number of shares of common stock with respect to one or more Stock Awards (as defined in the 2017 Plan) that may be granted to any one participant under the 2017 Plan during any calendar year from 500,000 shares to 1,000,000 shares. The amendment did not increase the total number of shares of common stock reserved under the 2017 Plan, and did not require stockholder approval.

On May 19, 2021, the Company’s stockholders approved, by a majority of votes cast, the Company’s proposal to increase the number of shares authorized for issuance under the 2017 Plan from 1,500,000 shares to 3,000,000 shares of common stock of the Company pursuant to the terms and conditions of the 2017 Plan.  The amendment took effect upon receipt of stockholder approval.

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

On August 12, 2021, the Company filed a new S-8 Registration Statement relating to the additional 1,500,000 shares of common stock authorized for issuance under the 2017 Plan, as approved by the Company’s stockholders on May 19, 2021

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Legal

We are subject to litigation, claims, investigations, and audits arising from time to time in the ordinary course of our business.

On September 29, 2020, the Company’s former Chief Executive Officer, Stephen D. Cooper, commenced an action against the Company entitled Stephen D. Cooper v. One Stop Systems, Inc. et al, in San Diego County Superior Court, Case No. 37-2020-00034492-CU-BC-CTL.  Mr. Cooper alleges claims for (1) breach of written contract and (2) violation of California Labor Code Sections 201 and 203 in connection with the Company’s alleged failure to pay unpaid wages and an earned bonus following the Company’s termination of Mr. Cooper’s employment with the Company in February 2020. Mr. Cooper sought unspecified compensatory damages and statutory penalties.

The Company denied Mr. Cooper’s allegations. On December 8, 2020, the Company filed a cross-complaint (“Cross Complaint”) against Mr. Cooper for (1) breach of contract (in connection with a binding commitment letter and Mr. Cooper’s employment agreement); (2) intentional misrepresentation, (3) negligent misrepresentation; and (4) breach of fiduciary duty pursuant to which the Company sought compensatory damages, punitive damages, pre-judgment interest, attorneys’ fees, and the cost of suit incurred in connection with Mr. Cooper’s complaint and the Cross Complaint.

On June 28, 2021, pursuant to the parties’ agreement to resolve all of their disputes, the court entered a dismissal with prejudice of the litigation, including all claims and cross-claims.  As a result, these actions have been resolved.

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

Additionally, the Company entered into a two year lease beginning July 2021, for a 1,632 square foot lab facility in Anaheim, California.  The Company also leases a 3,208 square foot facility in Salt Lake City, Utah that houses our Ion software development team, that was modified in July 2021 and expires in June 2023. Bressner Technology GmbH, leases space comprising of 8,073 square feet on a month-to-month basis.

For the three months ended September 30, 2021 and 2020, rent expense was $162,745 and $162,262, respectively.  For the nine months ended September 30, 2021 and 2020, rent expense was $614,996 and $528,418, respectively.

Purchase Commitments

In the normal course of business, the Company may enter into purchase commitments for inventory components to be delivered based upon pre-established delivery schedules over a period that may exceed one year.

Customer Concentration

During the three month periods ended September 30, 2021 and 2020, the Company had two customers in each period, respectively, that had approximately 41% and 23%, respectively, of revenue for which each represented greater than 10% of our consolidated quarterly revenue.

During the nine month periods ended September 30, 2021 and 2020, the Company had two customers and one customer, respectively, that accounted for approximately 36% and 15%, respectively, of revenue for which each represented greater than 10% of our consolidated year to date revenue.

As of September 30, 2021 and December 31 2020, the Company had one customer and three customers, respectively, that accounted for approximately 60% and 64%, respectively, of trade accounts receivables for which each customer’s balances represented greater than 10% of our consolidated trade accounts receivable balance.

During the three month periods ended September 30, 2021 and 2020, the Company had approximately 16% and 31%, respectively, of purchases from vendors/suppliers for which each represents greater than 10% of our consolidated purchases.

During the nine month periods ended September 30, 2021 and 2020, the Company had approximately 13% and 24%, respectively, of purchases from vendors/suppliers for which each represents greater than 10% of our consolidated purchases.

NOTE 11 – RELATED PARTY TRANSACTIONS

In April 2019, certain members of the Company’s Board of Directors executed definitive agreements to commit funds of up to $4,000,000 as a credit facility. The Company initially borrowed an aggregate of $1,150,000 from members of the Board of Directors and an aggregated of $350,000 from other shareholders for a two-year period at an interest rate of 9.5% which required the Company to make monthly principal and interest payment of $69,000 per month. In connection with these loans, the Company issued to these note holders, warrants to purchase shares of the Company’s common stock equal to 10% of the original principal at a price per share equal to $2.15.  Accordingly, the Company issued to these note holders warrants to purchase an aggregate of 69,766 shares of the Company’s common stock.  The relative fair value of the warrants issued was $60,158. Interest expense on all related party notes payable for the three months ended September 30, 2021 and 2020 totaled $417 and $17,156, respectively, and $4,095 and $32,080 for the nine months ended September 30, 2021 and 2020, respectively.  The remaining unfunded commitments expired as of April 1, 2020, and the Company has not received any additional funding commitments from members of the Board of Directors as of the date of filing of the Quarterly Report on Form 10-Q (See Note 8).

NOTE 12 – NET INCOME (LOSS) PER SHARE

Basic and diluted net income (loss) per share was calculated as follows for the three and nine month periods ended September 30, 2021 and 2020:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Basic and diluted net income (loss) per share:
Numerator:
Net income (loss)	$980,696	$857,790	$2,719,016	$(250,404)
Denominator:
Weighted average common shares outstanding - basic	18,636,337	16,585,773	18,170,700	16,469,457
Effect of dilutive securities	1,326,933	432,841	1,295,323	-
Weighted average common shares outstanding - diluted	19,963,270	17,018,614	19,466,023	16,469,457
Net income (loss) per common share:
Basic	$0.05	$0.05	$0.15	$(0.02)
Diluted	$0.05	$0.05	$0.14	$(0.02)

NOTE 13 – REVENUE, SEGMENT AND GEOGRAPHIC INFORMATION

The Company operates in two reportable segments: the design and manufacture of high-performance customized computers and flash arrays, which is inclusive of in-flight entertainment & connectivity; and value-added reseller with minimal customization. The Company evaluates financial performance on a company-wide basis.  As of June 1, 2020, CDI’s operations became fully integrated and combined with the operation of OSS’ core business operations located in Escondido, California.  It is the Company’s intention to dissolve CDI as a standalone entity upon resolution of certain outstanding items.

Segment detail for the three and nine month periods ended September 30, 2021 and 2020, is as follows:

	For the Three Months Ended September 30, 2021			For the Three Months Ended September 30, 2020
	OSS	Bressner	Total	OSS	Bressner	Total
Revenues	$9,263,796	$6,720,497	$15,984,293	$8,976,539	$3,999,519	$12,976,058
Cost of revenues	(5,468,204)	(4,999,386)	(10,467,590)	(4,976,063)	(3,098,382)	(8,074,445)
Gross profit	3,795,592	1,721,111	5,516,703	4,000,476	901,137	4,901,613
Gross margin %	41.0%	25.6%	34.5%	44.6%	22.5%	37.8%
Total operating expenses	(3,562,174)	(928,250)	(4,490,424)	(3,052,949)	(869,222)	(3,922,171)
Income from operations	$233,418	$792,861	$1,026,279	$947,527	$31,915	$979,442

	For the Nine Months Ended September 30, 2021			For the Nine Months Ended September 30, 2020
	OSS	Bressner	Total	OSS	Bressner	Total
Revenues	$26,968,202	$17,236,852	$44,205,054	$24,722,066	$13,238,957	$37,961,023
Cost of revenues	(16,572,433)	(13,030,390)	(29,602,823)	(15,899,150)	(10,439,377)	(26,338,527)
Gross profit	10,395,769	4,206,462	14,602,231	8,822,916	2,799,580	11,622,496
Gross profit %	38.5%	24.4%	33.0%	35.7%	21.1%	30.6%
Total operating expenses	(9,986,391)	(2,797,880)	(12,784,271)	(9,883,997)	(2,676,097)	(12,560,094)
Income (loss) from operations	$409,378	$1,408,582	$1,817,960	$(1,061,081)	$123,483	$(937,598)

Revenue from customers with non-U.S. billing addresses represented approximately 63% and 35% of the Company’s revenue during the three month periods ended September 30, 2021 and 2020, respectively. Revenue from customers with non-U.S. billing addresses represented approximately 62% and 44% of the Company’s revenue during the nine month periods ended September 30, 2021 and 2020, respectively.

As of September 30, 2021, substantially all the Company’s long-lived assets are located in the United States of America, with the exception of assets of $184,723 located in Germany.

NOTE 14 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events after the consolidated balance sheet dated as of September 30, 2021, through the date of filing of this quarterly report.  Based upon the Company’s evaluation, management has determined that, other than as disclosed in the accompanying notes, no subsequent events have occurred that would require recognition in the accompanying consolidated financial statements or disclosure in the notes thereto.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and operating results together with our financial statements and related notes included elsewhere in this Quarterly Report. This discussion and analysis contain forward-looking statements based upon current beliefs, plans and expectations that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” or in other parts of this Quarterly Report.  In evaluating our business, you should carefully consider the information set forth under the heading “Risk Factors” included in our Annual Report filed on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 25, 2021. Readers are cautioned not to place undue reliance on these forward-looking statements.

Overview

One Stop Systems (OSS) designs, manufactures, and markets specialized high-performance computing modules and systems targeting edge deployments.  These specialized computers and storage products incorporate state-of-the art components and allow our customers to offer high-end computing capabilities (often embedded within their equipment) to their target markets. Edge computing is when data is processed/analyzed on devices, that is, at the edge of the network, rather than in the cloud itself.  The increase in load on the cloud infrastructure globally and rises in artificial intelligence (“AI”) applications, are the major factors driving the growth of the edge computing market.  Our customer applications often require connection to a wide array of data sources and sensors, ultra-fast processing power and the ability to quickly access and store large and ever-growing data sets at their location not in the cloud. This equipment requires datacenter class performance optimized for deployment at the edge in challenging environments.  Unlike the controlled air-conditioned data center, many of these edge applications have unique requirements, including special and compact form factors ruggedized for harsh conditions.  We are uniquely positioned as a specialized provider for the high-end of this marketplace providing custom servers, data acquisition platforms, compute accelerators, solid-state storage arrays, system IO expansion systems as well as edge optimized industrial and panel PCs, tablets and handheld compute devices. Our systems also offer industry leading capabilities that occupy less physical space and power consumption. We deliver this high-end technology to our customers through the sale of equipment and embedded software.

We were originally organized as One Stop Systems, LLC, a California limited liability company, in 1998 before converting into One Stop Systems, Inc., a California corporation in 1999. On July 6, 2016, we entered into a Merger Agreement and Plan of Reorganization with Mission Technology Group, Inc. (“Magma”), whereby Magma merged with and into OSS with OSS continuing as the surviving corporation. We reincorporated as a Delaware corporation on December 14, 2017, and shares of our common stock began trading as a public company on the Nasdaq Capital Markets on February 1, 2018.

On August 31, 2018, we acquired Concept Development Inc. (“CDI”), a provider of specialty in-flight entertainment, networking and other aerospace technology located in Irvine, California. As of June 1, 2020, CDI has been fully integrated into the core operations of OSS.

On October 31, 2018, we acquired Bressner Technology GmbH (“Bressner”), located near Munich, Germany. Bressner provides manufacturing, test, sales and marketing services for customers throughout Europe. Furthermore, Bressner is a valued-added reseller of high technology hardware, which expanded the Company’s high-performance computing product lines to include industrial and panel PCs, tablets and handheld compute devices while also opening up new markets in Europe.

Recent Developments

Despite global efforts to slow the spread of the virus and to mitigate its effects, COVID-19 continues to impact worldwide economic activity, and the ongoing effects of the COVID-19 pandemic has adversely impacted, and may continue to adversely impact, many aspects of our business. In response to the COVID-19 pandemic, many state, local, and foreign governments have put in place restrictions in order to control the spread of the disease. Such restrictions, or the perception that further restrictions could occur, have resulted in business closures, work stoppages, slowdowns and delays, work-from-home policies, travel restrictions, and cancellation or postponement of events, among other effects that impacted productivity and disrupted our operations and those of our partners, suppliers, contractors, and customers.

One way that COVID-19 has directly affected our operations is that we have experienced increased pricing and/or shortages of certain parts and supplies that are necessary components to the products and services we offer to our customers, and as a result, are experiencing longer lead-times. COVID-19 has indirectly affected our operations as well. For instance, some of our customers experienced downturns or uncertainty in their own business operations and revenue, and as a result, these customers have (and may continue to) decreased or delayed their technology spending, requested pricing concessions or payment extensions, or seek to renegotiate their contracts. For example, one of our customers that uses our products and services in their business operations operates in the live event space, such as music festivals and concerts. Due to measures implemented by local and state governments to restrict public gatherings in order to stop and/or prevent the spread of COVID-19, our customer was unable to generate revenue at previous levels during these times, and as a result, we provided extended payment terms for the collection of our accounts receivables for this particular customer during the pandemic. However, all past due accounts receivables owed by this particular customer have now been received by the Company.

During the pandemic, as state, local, and foreign governments implemented (and may continue to implement) preventative measures to contain or mitigate the outbreak of COVID-19, the usage of our products and services fluctuated following such implementation, and we cannot predict how usage levels will continue to be impacted by these preventative measures. There is no assurance that customers will continue to use our products and services, or to the same extent, as the COVID-19 pandemic begins to taper off or when it will end. As a result, it has been difficult to accurately forecast our revenues or financial results, especially given that the near and long term impact of the pandemic remains uncertain. In addition, while the potential impact and duration of the COVID-19 pandemic on the economy and our business in particular may be difficult to assess or predict, the pandemic has resulted in, and may continue to result in, significant disruption of global financial markets, and may reduce our ability to access additional capital, which could negatively affect our liquidity in the future. Our results of operations could be materially below our forecasts as well, which could adversely affect our results of operations, disappoint analysts and investors, or cause our stock price to decline.

Furthermore, a decrease in orders in a given period could negatively affect our revenues in future periods. The COVID-19 pandemic may also have the effect of heightening many of the other risks described in the “Risk Factors” section of our December 31, 2020 Annual Report on Form 10-K, filed March 25, 2021, including risks associated with our customers and supply chain. We may take further actions that alter our operations as may be required by federal, state, or local authorities, or which we determine are in our best interests. While much of our operations can be performed remotely, certain activities often require personnel to be on-site, and our ability to carry out these activities have been, and may continue to be negatively impacted if our employees or local personnel are not able to travel. In addition, for activities that may be conducted remotely, there is no guarantee that we will be as effective while working remotely because our team is dispersed and many employees and their families have been negatively affected, mentally or physically, by the COVID-19 pandemic. Decreased effectiveness and availability of our team could harm our business. In addition, we may decide to postpone or cancel planned investments in our business in response to changes in our business as a result of the spread of COVID-19, which may impact our ability to attract and retain customers and our rate of innovation, either of which could harm our business.

We do not yet know the full extent of potential delays or impacts on our business, operations, or the global economy as a whole. While there have recently been vaccines developed and administered, and certain government orders and restrictions in particular cities, counties, and states have been lifted as the spread of COVID-19 starts to be contained and mitigated, we cannot predict the timing of the vaccine roll-out globally or the efficacy of such vaccines, including against variants of the virus, and we do not yet know how businesses, customers, contractors, suppliers, or our partners will operate in a post COVID-19 environment, especially if additional or supplemental governmental orders, limitations, and restrictions are reinstated. There may be additional costs or impacts to our business and operations, including when we are able to resume in-person activities, travel, and events. In addition, there is no guarantee that a future outbreak of this or any other widespread epidemics will not occur, or that the global economy will recover, either of which could harm our business.

Although the Company’s revenue growth during 2020 slowed due to the effects of COVID-19, the Company was able to mitigate the effects, to some degree, of the reduced revenue attributable to the economic impact of COVID-19 through the implementation of a reduction in force and strict cost containment measures.

On February 15, 2020, Steve Cooper was terminated as President and CEO of One Stop Systems, Inc., and was replaced by David Raun, who is now the President and CEO of the Company.

On April 7, 2020, the Company implemented a cost reduction plan which included the termination of certain employees and elimination of certain costs.  Savings from this effort were estimated to be approximately $2.5 million on an annual basis.  Though such cost containment efforts were successful, the Company has begun making strategic investments in personnel, technology, and systems to expand the business and improve capabilities and efficiencies.

On April 24, 2020, the Company completed a $6.0 million debt financing on a non-interest bearing convertible note with a 10% original issue discount.  The first tranche of $3.0 million was received on April 27, 2020. Although an additional $3.0 million was available, conditioned upon meeting certain requirements which were satisfied, for seven months from the date of closing at the option of the Company, the Company’s right to consummate additional closings under the Securities Purchase Agreement expired effective April 20, 2021.  The outstanding note is repayable in twenty-two installments beginning three months after closing in cash or shares of the Company’s common stock.

On March 1, 2021, the Company entered into a Securities Purchase Agreement with an accredited investor, pursuant to which the Company issued and sold, in a registered direct offering, 1,497,006 shares of the Company’s common stock, par value $0.0001 per share, to the purchaser at an offering price of $6.68 per share. The registered offering was conducted pursuant to the Company’s effective shelf registration statement on Form S-3 (Registration No. 333-231513), which was initially filed with the Securities and Exchange Commission (“SEC”) on May 15, 2019, and was declared effective on June 19, 2019. As compensation for their services, the Company paid to the placement agents a fee equal to 7.0% of the gross proceeds received by the Company as a result of the registered offering and reimbursed the placement agents for certain expenses incurred in connection with such offering. The net proceeds to the Company from the registered offering were approximately $9.2 million after deducting certain fees due to the placement agents’ and the Company’s transaction expenses. The net proceeds received by the Company will be used for general corporate and working capital purposes.

On May 19, 2021, the Company’s stockholders approved, by a majority of votes cast, the Company’s proposal to increase the number of shares of commons stock authorized for issuance under the Company’s 2017 Equity Incentive Plan (the “2017 Plan”) from 1,500,000 shares to 3,000,000 shares of common stock of the Company pursuant to the terms and conditions of the 2017 Plan.  The amendment took effect upon receipt of stockholder approval.

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

Operating expenses

Our operating expenses consist of general and administrative, marketing and selling, and research and development expenses. Salaries and personnel-related costs, benefits, and stock-based compensation expense are the most significant components of each category of operating expenses. Operating expenses also include allocated overhead costs for facilities and utility costs.

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

Results of Operations

The following tables set forth our results of operations for the three and nine month periods ended September 30, 2021 and 2020, presented in dollars and as a percentage of revenue, respectively.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue	$15,984,293	$12,976,058	$44,205,054	$37,961,023
Cost of revenue	10,467,590	8,074,445	29,602,823	26,338,527
Gross profit	5,516,703	4,901,613	14,602,231	11,622,496
Operating expenses:
General and administrative	1,920,574	1,817,499	5,726,978	6,208,922
Marketing and selling	1,570,135	1,103,384	4,217,328	3,137,833
Research and development	999,715	1,001,288	2,839,965	3,213,339
Total operating expenses	4,490,424	3,922,171	12,784,271	12,560,094
Income (loss) from operations	1,026,279	979,442	1,817,960	(937,598)
Other income (expense), net:
Interest income	92,105	143,931	159,203	267,911
Interest expense	(128,315)	(174,205)	(447,328)	(393,175)
Other income (expense), net	(9,693)	(33,625)	1,484,676	(38,598)
Total other (expense) income, net	(45,903)	(63,899)	1,196,551	(163,862)
Income (loss) before income taxes	980,376	915,543	3,014,511	(1,101,460)
(Benefit) provision for income taxes	(320)	57,753	295,495	(851,056)
Net income (loss)	$980,696	$857,790	$2,719,016	$(250,404)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	65.5%	62.2%	67.0%	69.4%
Gross profit	34.5%	37.8%	33.0%	30.6%
Operating expenses:
General and administrative	12.0%	14.0%	13.0%	16.4%
Marketing and selling	9.8%	8.5%	9.5%	8.3%
Research and development	6.3%	7.7%	6.4%	8.5%
Total operating expenses	28.1%	30.2%	28.9%	33.1%
Income (loss) from operations	6.4%	7.5%	4.1%	-2.5%
Other income (expense), net:
Interest income	0.6%	1.1%	0.4%	0.7%
Interest expense	-0.8%	-1.3%	-1.0%	-1.0%
Other income (expense), net	-0.1%	-0.3%	3.3%	-0.1%
Total other (expense) income, net	-0.3%	-0.5%	2.7%	-0.4%
Income (loss) before income taxes	6.1%	7.1%	6.8%	-2.9%
(Benefit) provision for income taxes	0.0%	0.4%	0.7%	-2.2%
Net income (loss)	6.1%	6.6%	6.1%	-0.7%

Comparison of the three and nine months ended September 30, 2021 and 2020:

Revenue, cost of revenue and gross profit:

	For the Three Months Ended September 30, 2021				For the Three Months Ended September 30, 2020
Entity:	Revenue	Cost of Revenue	Gross Profit	Gross Margin %	Revenue	Cost of Revenue	Gross Profit	Gross Margin %
OSS	$9,263,796	$(5,468,204)	$3,795,592	41.0%	$8,976,539	$(4,976,063)	$4,000,476	44.6%
Bressner Technology GmbH	6,720,497	(4,999,386)	1,721,111	25.6%	3,999,519	(3,098,382)	901,137	22.5%
	$15,984,293	$(10,467,590)	$5,516,703	34.5%	$12,976,058	$(8,074,445)	$4,901,613	37.8%

	For The Nine Months Ended September 30, 2021				For The Nine Months Ended September 30, 2020
Entity:	Revenue	Cost of Revenue	Gross Margin	Gross Margin %	Revenue	Cost of Revenue	Gross Margin	Gross Margin %
OSS	$26,968,202	$(16,572,433)	$10,395,769	38.5%	$24,722,066	$(15,899,150)	$8,822,916	35.7%
Bressner Technology GmbH	17,236,852	(13,030,390)	4,206,462	24.4%	13,238,957	(10,439,377)	2,799,580	21.1%
	$44,205,054	$(29,602,823)	$14,602,231	33.0%	$37,961,023	$(26,338,527)	$11,622,496	30.6%

Revenue

For the three month period ended September 30, 2021, total revenue increased $3,008,235, or 23.2%, as compared to the same period in 2020.  OSS saw an increase in revenue of $287,257 or 3.2%, as compared to the prior year in 2020.  The majority of this increase is attributable to an increase in shipments of product to our media and entertainment customer and government OEM suppliers creating a change in mix of distributed products as compared to the prior year which was negatively impacted by the COVID-19 pandemic.  Bressner experienced improved revenue of $2,720,978, or 68.0%, as compared to the prior year in 2020.  This increase is mainly due to a general economic improvement in Europe attributable to the diminishing impact of the COVID-19 pandemic in the current business environment.

For the nine month period ended September 30, 2021, total revenue increased $6,244,031, or 16.4%, as compared to the same period in 2020.  OSS saw an increase in revenue of $2,246,136 or 9.1%, as compared to the prior year in 2020.  The majority of this increase is attributable to an increase in shipments of product to our media and entertainment customer and government OEM suppliers creating a change in mix of distributed products as compared to the prior year which was negatively impacted by the COVID-19 pandemic.  Bressner experienced an increase of $3,997,895, or 30.2%, as compared to the prior year in 2020.  This increase is mainly due to a general economic improvement in Europe attributable to the diminishing impact of the COVID-19 pandemic in the current business environment.

Cost of revenue and gross profit

Cost of revenue increased $2,393,145, or 29.6%, for the three month period ended September 30, 2021, as compared to the prior year in 2020. The increase in cost of revenue is mainly attributable to our improved sales in both our media and entertainment customer as well as product sales to OEMs engaged in government contracts, thus driving a significant change in products shipped during the quarter at higher margins.  OSS saw an increase in cost of revenue of $492,141, or 9.9%, as compared to the prior year in 2020. Bressner’s cost of revenue increased $1,901,004, or 61.4%, as compared to the prior year in 2020, on higher sales and changes in product mix.

The overall gross margin percentage decreased from 37.8%, for the three month period September 30, 2020, to 34.5% for the same period ended September 30, 2021, a decrease of 3.3 percentage points.  OSS’ gross margin percentage for the three months ended September 30, 2021, was 41.0%, a decrease of 3.6 percentage points as compared to the prior year period in 2020 of 44.6%, which was attributable to changes in product mix.  Bressner contributed gross margin at a rate of 25.6% as compared to the same prior year period in 2020 of 22.5%, an improvement of 3.1 percentage points which was attributable to a change in product mix.

Cost of revenue increased $3,264,296, or 12.4%, for the nine month period ended September 30, 2021, as compared to the prior year in 2020. The increase in cost of revenue is mainly attributable to our improved sales in both our media and entertainment customer as well as product sales to OEMs engaged in government contracts, thus driving a significant change in products shipped during the quarter at higher margins.  OSS saw an increase in cost of revenue of $673,283, or 4.2% as compared to the prior year in 2020. Bressner’s cost of revenue increased $2,591,013, or 24.8% as compared to the prior year in 2020, on higher sales and changes in product mix.

The overall gross margin percentage improved from 30.6% for the nine month period September 30, 2020, to 33.0% for the same period ended September 30, 2021, an increase of 2.4 percentage points.  OSS’ gross margin percentage for the nine months ended September 30, 2021, was 38.5%, an increase of 2.8 percentage points as compared to the prior year period in 2020 of 35.7% attributable to changes in product mix.  Bressner contributed gross margin at a rate of 24.4% as compared to the same prior year period in 2020 of 21.1%, an increase of 3.3 percentage points which was attributable to a change in product mix.

Operating expenses

General and administrative expense

General and administrative expense increased $103,075, or 5.7%, for the three month period ended September 30, 2021, as compared to the same prior year period in 2020.  OSS experienced an increase of $68,881, or 5.2% and Bressner had an increase of $34,194, or 6.9%.  The increase in general and administrative expense is primarily attributable to the returning to normalcy of activity since the previous constraints imposed by COVID-19 pandemic.  There has been a reinstatement of certain employee benefits, a pay increase and reestablishment of certain services that were suspended during the strict policies implemented during the height of the pandemic.  Overall, total general and administrative expense decreased as a percentage of revenue to 12.0% during the three month period ended September 30, 2021, as compared to 14.0% during the same period in 2020.

General and administrative expense decreased $481,944, or 7.8%, for the nine month period ended September 30, 2021, as compared to the same prior year period in 2020.  OSS experienced a decrease of $549,272, or 11.7% which was offset by an increase at Bressner of $67,328, or 4.4%.  The decrease in general and administrative expense is primarily attributable to cost containment efforts and a reduction in force initially implemented in April 2020. Overall, total general and administrative expense decreased as a percentage of revenue to 13.0% during the nine month period ended September 30, 2021, as compared to 16.4% during the same period in 2020.

Marketing and selling expense

Marketing and selling expense increased $466,751, or 42.3% during the three month period ended September 30, 2021, as compared to the same prior year period in 2020.  OSS had an increase of $447,365, or 54.2%, which was mainly attributable to the addition of personnel for the product marketing and project management team to drive product strategy, new product implementation, and gross margin improvement.  Bressner had an increase of $19,386, or 7.0% due to new marketing personnel and sales collateral material.  Generally, both OSS and Bressner, experienced additional marketing costs as markets are beginning to open again with a reduction in restrictions that were imposed during the COVID-19 pandemic.  Overall, total marketing and selling expense increased as a percentage of revenue to 9.8% during the three month period ended September 30, 2021, as compared to 8.5% during the same period in 2020.

Marketing and selling expense increased $1,079,495, or 34.4% during the nine month period ended September 30, 2021, as compared to the same prior year period in 2020.  OSS had an increase of $1,049,562 or 46.3%, which was mainly attributable to the addition of personnel for the product marketing and project management team to drive product strategy, new product implementation, and gross margin improvement.  Bressner had an increase of $29,933, or 3.4% due to new marketing personnel and sales collateral material.  Generally, both OSS and Bressner, experienced additional marketing costs as markets are beginning to open again with a reduction in restrictions that were imposed during the COVID-19 pandemic.  Overall, total marketing and selling expense increased as a percentage of revenue to 9.5% during the nine month period ended September 30, 2021, as compared to 8.3% during the same period in 2020.

Research and development expense

Research and development expense decreased $1,573, or less than 0.2% during the three month period ended September 30, 2021, as compared to the same prior year period in 2020.  OSS saw a decrease of $7,020.  The decrease was largely driven by engineering resources being deployed on billable projects for which their costs were reclassified as cost of revenue or classified as work in process labor.  This reduction was offset by a modest increase of $5,447, at Bressner. Overall, total research and development expense as a percentage of revenue decreased as a percentage of revenue to 6.3% during the three month period ended September 30, 2021, as compared to 7.7% during the same period in 2020.

Research and development expense decreased $373,374, or 11.6% during the nine month period ended September 30, 2021, as compared to the same prior year period in 2020.  OSS saw a decrease of $397,896, or 13.5%.  The decrease was largely driven by engineering resources being deployed on billable projects for which their costs are reclassified as cost of revenue or classified as work in process labor and continued cost containment.  This reduction was offset by a modest increase of $24,522, or 8.9% at Bressner. Overall, total research and development expense as a percentage of revenue decreased as a percentage of revenue to 6.4% during the nine month period ended September 30, 2021, as compared to 8.5% during the same period in 2020.

Interest income

Interest income decreased $51,826 for the three month period ended September 30, 2021, as compared to the same prior year period in 2020.  The decrease is attributable to reduced finance charges on outstanding accounts receivable balances from our largest customer in the media and entertainment industry which has brought their account current.

Interest income decreased $108,708 for the nine month period ended September 30, 2021, as compared to the same prior year period in 2020.  The decrease is attributable to reduced finance charges on outstanding accounts receivable balances from our largest customer in the media and entertainment industry which has brought their account current.

Interest expense

Interest expense decreased $45,890 for the three month period ended September 30, 2021, as compared to the same period in 2020.  On April 24, 2020, the Company borrowed $3,000,000 through a senior secured convertible debt offering issued with a 10% original issue discount and incurred legal costs associated with this debt offering. Interest and related transaction costs are amortized using the effective interest method for which the periodic amortization costs decreases over the time.  Additionally, the decrease was partially off-set by the April 2021 maturity and repayment in full of certain outstanding OSS notes and related party notes payable.

Interest expense increased $54,153 for the nine month period ended September 30, 2021, as compared to the same period in 2020 as a result of the addition of the senior secured convertible debt, certain of which debt was outstanding for nine months during 2021 and only five months during the relevant period in 2020. Additionally, the increase was partially offset by the April 2021 maturity and repayment in full of certain outstanding OSS notes and related party notes payable.  The interest and the professional fees incurred on securing the debt are being amortized on an effective interest rate basis to interest expense.

Other income (expense), net

Other income (expense), for the three month period ended September 30, 2021, resulted in net other expense of $9,693, as compared to net other expense of $33,625, in the same prior year period in 2020, for a net reduction of $23,932.  The most significant contribution of the change is attributable to a reduction in foreign currency losses.

Other income (expense), for the nine month period ended September 30, 2021, resulted in net other income of $1,484,676, as compared to net other expense of $38,598, in the same prior year period in 2020, for a net change of $1,523,274.  The most significant contribution of the change is attributable to forgiveness of the principal and interest of $1,514,354, of the Company’s PPP loan.

Provision (benefit) for income taxes

We have recorded an income tax (benefit) provision of $(320) and $57,753, respectively, for the three month periods ended September 30, 2021 and 2020, $295,495 and $(851,056), respectively, for the nine month periods ended September 30, 2021 and 2020.  The effective tax rate for the period ended September 30, 2021 and 2020, differs from the statutory rate mainly due to permanent non-deductible goodwill amortization for Bressner Technology GmbH, deductions related to expenses of OSS stock options, as well as projecting federal, foreign and state tax liabilities for the year.  The effective tax rate for the nine months ended September 30, 2021, is 9.8% as compared to 55.7% in the prior year 2020.  The annual expect tax rate for 2021 is anticipated to be approximately 15.7%

Liquidity and capital resources

On April 24, 2020, the Company sold $3,000,000 of Senior Secured Convertible Promissory Notes at a 10% original issue discount to an institutional investor through a registered direct offering. On April 28, 2020, the Company received approximately $1,500,000 of government funding under the Paycheck Protection Program.  On March 3, 2021, the Company sold and issued 1,497,006 shares of its common stock to an accredited investor through a registered direct offering, resulting in net proceeds of $9,188,673 to the Company.

Historically, the Company’s primary sources of liquidity have been provided by public and private offerings of its securities and revenues generated from its business operations.  As of September 30, 2021, the Company’s cash and cash equivalents were $3,955,215 with short-term investments of $14,534,084, and working capital of $28,185,019.  Cash and cash equivalents held by Bressner totaled US$770,603 on September 30, 2021.  Bressner’s debt covenants do not permit the use of those funds by its parent company.

During the nine month period ended September 30, 2021, the Company had operating income of $1,817,960, with cash generated by operating activities of $3,297,125.  During the year ended December 31, 2020, the Company experienced an operating loss of $424,281, with cash used in operating activities of $250,173.

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

The Company’s revenue growth during 2020 slowed due to the effects of COVID-19. However, through a reduction in force and strict cost containment, the Company has been able to mitigate the effects, to some degree, of the reduced revenue.  For a further description and risk factors associated with COVID-19, please see Part 1A of the December 31, 2020, Annual Report on Form 10-K filed March 25, 2021.

Management’s plans are to continue its efforts towards responding to the changing economic landscape attributable to COVID-19, to control costs, conserve cash, strengthen margins, and improve company-wide execution.  Specific actions already implemented by management included a reduction in force, a limited freeze on hiring, reduced work week, minimized overtime, travel and entertainment, and contractor costs.

While management expects these actions to result in prospective cost containment, management is also committed to conserving cash and securing debt and/or equity financing as required for liquidity to meet the Company’s cash requirements through at least a period of the next twelve months. Management believes potential sources of liquidity include at least the following:

▪

In May 2019, the Company filed a registration statement on Form S-3 (Registration No. 333-231513) with the SEC, which became effective on June 19, 2019, and allows the Company to offer up to an aggregate of $100,000,000 of its common stock, preferred stock, debt securities, warrants to purchase its common stock, preferred stock or debt securities, subscription rights to purchase its common stock, preferred stock or debt securities and\or units consisting of some or all of these securities, in any combination, together or separately, in one or more offerings, in amounts, at prices and on the terms that the Company will determine at the time of the offering and which will be set forth in a prospectus supplement and any related free writing prospectus; and

▪

On March 1, 2021, the Company entered into a Securities Purchase Agreement with an accredited investor, pursuant to which the Company issued and sold, in a registered direct offering, 1,497,006 shares of the Company’s common stock, par value $0.0001 per share, to the purchaser at an offering price of $6.68 per share. The registered offering was conducted pursuant to the Company’s effective shelf registration statement on Form S-3 (Registration No. 333-231513), discussed above.  As compensation for their services, the Company paid to the placement agents a fee equal to 7% of the gross proceeds received by the Company as a result of the registered offering, and reimbursed the placement agents for certain expenses incurred in connection with such offering. The net proceeds to the Company from the registered offering were approximately $9.2 million after deducting certain fees due to the placement agents’ and the Company’s transaction expenses. The net proceeds received by the Company will be used for general corporate and working capital purposes.

As a result of management’s cost reduction plans, the Company’s potential sources of liquidity and management’s most recent cash flow forecasts, management believes that the Company has sufficient liquidity to satisfy its anticipated working capital requirements for its ongoing operations and obligations for at least the next twelve months. However, there can be no assurance that management’s cost reduction efforts will be effective or the forecasted cash flows will be achieved. Furthermore, the Company shall continue to evaluate its capital expenditure needs based upon factors including but not limited to, the Company’s sales from operations, growth rate, the timing and extent of spending to support development efforts, the expansion of the Company’s sales and marketing, the timing of new product introductions, and the continuing market acceptance of the Company’s products and services.

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

The following table summarizes our cash flows for the nine month periods ended September 30, 2021 and 2020:

	For the Nine Months Ended September 30,
Cash flows:	2021	2020
Net cash provided by (used in) operating activities	$3,297,125	$(1,385,390)
Net cash used in investing activities	$(14,845,282)	$(662,843)
Net cash provided by financing activities	$9,228,588	$2,325,509

Operating Activities

During the nine month period ended September 30, 2021, the Company generated $3,297,125 in cash from operating activities, an improvement of $4,682,515 when compared to the cash used in operating activities of $1,385,390 during the same nine month period year in 2020. This improvement in operating cash flow is mainly attributable to better earnings resulting from improved gross margins, a reduction in expenses, and reduction in working capital requirements resulting in better collections from customers.

Cash generated by operating activities during the nine month period ended September 30, 2021, is primarily a result of the improvement in profitability from a net loss of $250,404 in the prior year period to net income of $2,719,016 in the current period.  Net favorable adjustments for net non-cash items of $1,689,377 are comprised of $3,208,633 in favorable non-cash items, which were offset by $1,519,256 in items that did not generate operating cash flow and a use of operating cash for working capital of $1,111,268.

Net working capital requirements for the nine months ended September 30, 2021, was $1,111,268, as compared to the prior year period use of working capital of $2,523,409, an improvement of $1,412,141.  The period changes for sources of working capital of $4,503,335 were attributable to changes in prepaid and other current assets, accrued expenses, and other liabilities for the comparable period. These sources were offset by uses of working capital of $3,091,194 being applied to changes in accounts receivables, inventory levels and accounts payable.

Our ability to generate cash from operations in future periods will depend in large part on our profitability, the rate and timing of collections of our accounts receivable, our inventory turns and our ability to manage other areas of working capital, including accounts payable and accrued expenses.

Investing Activities

During the nine month period ended September 30, 2021, the Company used cash of $14,845,282 in investing activities as compared to $662,843 used during the prior year period in 2020, an increase of $14,182,439. This significant increase is mainly attributable to investing cash received from the registered direct offering which was completed in March 2021 and from cash balances which were not considered necessary for business operations.  Additionally, the Company continues to enhance the capabilities of its ERP system, and purchase test equipment for the engineering department.  We currently do not anticipate any other significant purchases of equipment or expansion of our ERP system beyond completion of phase II of the project, which is the integration of certain sales functions.

Financing Activities

Given the economic and financial hardships operating in a COVID-19 environment, the Company believes it is imperative to maintain opportunities for additional financial resources to ensure financial stability during trying economic times. During the nine month period ended September 30, 2021, the Company generated $9,228,588 in cash from financing activities, as compared to the cash provided by financing activities of $2,325,509 during the same nine month period year in 2020.  The increase is mainly attributable to proceeds received from a $10,000,000 registered direct offering that was completed in March 2021.  The Company also received $362,693 from the exercise of options and warrants during the nine month period ended September 30, 2021.

During the nine month period ended September 30, 2020, the Company received net proceeds, after expenses, of $2,383,726 from a senior secured convertible debt offering of $3,000,000 and $1,499,360 from a Paycheck Protection Plan loan, which was subsequently forgiven in May 2021.

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

Stockholder transactions

In April 2019, certain members of the Company’s Board of Directors executed definitive agreements to commit funds of up to $4,000,000 as a credit facility. The Company initially borrowed an aggregate of $1,150,000 from members of the Board of Directors and an aggregate of $350,000 from other shareholders for a two-year period at an interest rate of 9.5% which requires the Company to make monthly principal and interest payments of $69,000 per month. In connection with these loans, the Company issued to the note holders warrants to purchase shares of the Company’s common stock equal to 10% of the original principal at a price per share equal to $2.15.  Accordingly, the Company issued to the note holders warrants to purchase an aggregate of 69,766 shares of the Company’s common stock.  The relative fair value of the warrants issued was $60,158.  The remaining unfunded loan commitments expired as of April 1, 2020, and the Company has not received any additional funding commitments from members of the Board of Directors.  These are now fully paid as of April 2021.

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

Our accounting policies and estimates that are most critical to the presentation of our results of operations and financial condition, and which require the greatest use of judgments and estimates by management, are designated as our critical accounting policies. See further discussion of our critical accounting policies under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for year ended December 31, 2020. We periodically re-evaluate and adjust our critical accounting policies as circumstances change. There were no significant changes to our critical accounting policies during the nine month period ended September 30, 2021, except for the addition of a definition of and accounting policy for, short-term investments as follows:

Short-term Investments

Short-term investments consist predominantly of commercial paper, corporate debt securities, U.S. Treasury securities, and asset-backed securities. The Company classifies short-term investments based on the facts and circumstances surrounding the investments at the time of purchase and evaluates such classification as of each balance sheet date. On September 30, 2021, all short-term investments were classified as available-for-sale.

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

Recently implemented accounting pronouncements

No new accounting pronouncements were implemented during the nine month period ended September 30, 2021.

Interest rate risk

Our exposure to interest rate risk is primarily associated with borrowing on revolving lines of credit denominated in both U.S. dollars and Euros.  We are exposed to the impact of interest rate changes primarily through our borrowing activities for our variable rate borrowings.

Concentration of credit risk

Financial instruments that potentially expose us to concentrations of credit risk consist principally of cash, cash equivalents, short-term investments and accounts receivable. We place our cash and cash equivalents with financial institutions with high credit quality. On September 30, 2021 and December 31, 2020, we had $3,955,215 and $6,316,921, respectively, of cash and cash equivalents on deposit or invested with our financial and lending institutions. We provide credit to our customers in the normal course of business. We perform ongoing credit evaluations of our customers’ financial condition and limit the amount of credit extended when deemed necessary.

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

OSS GmbH operates as an extension of OSS’ domestic operations and acquired Bressner in October 2018.  The functional currency of OSS GmbH is the Euro. Transactions denominated in currencies other than the functional currency are remeasured to the functional currency at the average exchange rate in effect during the period.  At the end of each reporting period, monetary assets and liabilities are translated using exchange rates in effect at the balance sheet date. Non-monetary assets and liabilities are remeasured at historical exchange rates. Consequently, changes in the exchange rates of the currencies may impact the translation of the foreign subsidiaries’ statements of operations into U.S. dollars, which may in turn affect our consolidated statement of operations. The resulting foreign currency translation adjustments are recorded as a separate component of accumulated other comprehensive income in the consolidated statement of comprehensive income.

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Net income (loss)	$980,696	$857,790	$2,719,016	$(250,404)
Depreciation and amortization	396,165	410,552	1,171,737	1,208,762
Amortization of deferred gain	-	-	-	(53,838)
Stock-based compensation expense	399,148	210,280	1,302,878	503,419
Interest expense	128,315	174,205	447,328	393,175
Interest income	(92,105)	(143,931)	(159,203)	(267,911)
PPP loan and interest forgiveness	-	-	(1,514,354)	-
(Benefit) provision for income taxes	(320)	57,753	295,495	(851,056)
Adjusted EBITDA	$1,811,899	$1,566,649	$4,262,897	$682,147

Adjusted EPS

Adjusted EPS excludes the impact of certain items and therefore, has not been calculated in accordance with GAAP. We believe that exclusion of certain selected items assists in providing a more complete understanding of our underlying results and trends and allows for comparability with our peer company index and industry. We use this measure along with the corresponding GAAP financial measures to manage our business and to evaluate our performance compared to prior periods and the marketplace. The Company defines Non-GAAP income (loss) as income or (loss) before amortization, stock-based compensation, expenses related to discontinued operations, impairment of long-lived assets and non-recurring acquisition costs.  Adjusted EPS expresses adjusted income (loss) on a per share basis using weighted average diluted shares outstanding.

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

The following table reconciles Non-GAAP net income (loss) and basic and diluted earnings per share:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Net income (loss)	$980,696	$857,790	$2,719,016	$(250,404)
Amortization of intangibles	163,900	170,985	491,701	520,035
Stock-based compensation expense	399,148	210,280	1,302,878	503,419
PPP loan and interest forgiveness	-	-	(1,514,354)	-
Non-GAAP net income	$1,543,744	$1,239,055	$2,999,241	$773,050
Non-GAAP net income per share:
Basic	$0.08	$0.07	$0.17	$0.05
Diluted	$0.08	$0.07	$0.15	$0.05
Weighted average common shares outstanding:
Basic	18,636,337	16,585,773	18,170,700	16,469,457
Diluted	19,963,270	17,018,614	19,466,023	16,902,298

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

	For the Nine Months Ended September 30,
Cash flow:	2021	2020
Cash provided by (used in) operating activities	$3,297,125	$(1,385,390)
Capital expenditures	(313,257)	(664,385)
Free cash flow	$2,983,868	$(2,049,775)

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2021, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

The impacts of COVID-19 on our business, customers, partners, suppliers, employees, markets and financial results and condition are uncertain, evolving and dependent on numerous unpredictable factors outside of our control, including:

•

the spread, duration and severity of COVID-19 as a public health matter and its impact on governments, businesses and society generally and our customers, partners, suppliers and our business more specifically;

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
•

the pace and extent to which our customers and other businesses are able to operate and/or reduce their number of employees and other compensated individual; the willingness of current and prospective customers to invest in our products and services; and

•	the satisfaction of customers with product and service remote delivery and support.

If we are not able to respond to and manage the impact of such events effectively, our business will be harmed.

It is clear the global economy has been negatively impacted by COVID-19, and demand for some of our products and services has been reduced due to uncertainty and the economic impact of COVID-19. In particular, in the media and entertainment and commercial airlines industries, demand for the use of outdoor media equipment has been impacted due to restrictions on public gatherings and the airlines industry has been impacted by reduced travel. While there have recently been certain government orders and restrictions that have lifted the prohibition of public gatherings in particular cities, counties, and states as the spread of COVID-19 starts to be contained and mitigated, until COVID-19 has been contained and mitigated, we expect that demand for certain of our customers’ products and services will be limited, and thus, may impact our financial results and operations.

Moreover, even if the pandemic is contained and remediation/restriction measures are lifted, COVID-19 raises the possibility of an extended global economic downturn, which could affect demand for our products and services and disrupt our supply chain for materials and impact our results and financial condition. For example, we may be unable source product or services from customers that are significantly impacted by COVID-19. Also, a decrease in orders in a given period could negatively affect our revenues in future periods. COVID-19 may also have the effect of heightening many of the other risks described in the “Risk Factors” section of our Annual Report on Form 10-K, including risks associated with our customers and supply chain.  We will continue to evaluate the nature and extent of the impact of COVID-19 to our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The information set forth below relates to our issuances of securities without registration under the Securities Act of 1933, as amended, during the reporting period which were not previously included in an Annual Report on Form 10-K, Quarterly Report on Form 10-Q, or Current Report on Form 8-K:

During the nine months ended September 30, 2021, the Company issued 54,834 shares of common stock upon the exercise of warrants for total proceeds of $107,500.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6.  Exhibits.

Exhibit Index

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1	Agreement and Plan of Merger and Reorganization, dated August 22, 2018, with Concept Development Inc.	8-K	001-38371	2.1	September 6, 2018
2.2	Share Purchase Agreement, dated October 31, 2018, with Bressner Technology GmbH.	8-K	001-38371	2.1	November 6, 2018
3.1	Amended and Restated Certificate of Incorporation (currently in effect).	8-K/A	001-38371	3.1	March 21, 2018
3.2	Bylaws, as amended (currently in effect).	8-K	001-38371	3.2	February 6, 2018
4.1	Second Amended and Restated Investors’ Rights Agreement, dated January 2007.	S-1	333-222121	4.2	December 18, 2017
4.2	Common Shareholder Piggyback Registration Rights Agreement, dated July 15, 2016.	S-1	333-222121	4.3	December 18, 2017
10.1+	Form of Indemnification Agreement between One Stop Systems, Inc. and each its directors and executive officers.	S-1/A	333-222121	10.1	January 16, 2018
10.2+	One Stop Systems, Inc. 2000 Stock Option Plan and related form agreements.	S-1	333-222121	10.2	December 18, 2017
10.3+	One Stop Systems, Inc. 2011 Stock Option Plan and related form agreements.	S-1	333-222121	10.3	December 18, 2017
10.4+	One Stop Systems, Inc. 2015 Stock Option Plan and related form agreements.	S-1	333-222121	10.4	December 18, 2017
10.5+	One Stop Systems, Inc. 2017 Stock Equity Incentive Plan and related form agreements.	S-1	333-222121	10.5	December 18, 2017
10.6+	Amendment No. 1 to the 2017 Stock Equity Incentive Plan.	8-K	001-38371	10.2	June 25, 2020
10.7+	Amendment No. 2 to the 2017 Stock Equity Incentive Plan.	10-Q	001-38371	10.7	August 12, 2021
10.8	Lease Agreement dated October 21, 2004, as amended.	S-1/A	333-222121	10.9	January 16, 2018
10.9	Piggyback Registration Rights Agreement by and between One Stop Systems, Inc. and James M. Reardon, dated August 31, 2018.	8-K	001-38371	10.1	September 6, 2018
10.10	Form of Binding Commitment Letter.	10-Q	001-38371	10.1	May 9, 2019
10.11+	Executive Employment Agreement between One Stop Systems, Inc., and David Raun, dated March 24, 2020.	8-K/A	001-38371	10.1	March 25, 2020
10.12+	Employment Agreement between One Stop Systems, Inc., and David Raun, dated June 24, 2020.	8-K	001-38371	10.1	June 25, 2020
10.13	Form of Senior Secured Convertible Promissory Note.	8-K	001-38371	4.1	April 21, 2020
10.14	Form of Securities Purchase Agreement, dated April 20, 2020, by and between the Company and the investors.	8-K	001-38371	10.1	April 21, 2020
10.15	Form of Security Agreement, dated April 20, 2020, by and between the Company, certain of its subsidiaries and the investors.	8-K	001-38371	10.2	April 21, 2020
10.16	Form of Intercreditor Agreement, dated April 20, 2020, by and between the Company, the investors and certain secured parties.	8-K	001-38371	10.3	April 21, 2020
10.17	Senior Secured Convertible Promissory Note, dated April 24, 2020, by and between the Company and the investor.	8-K	001-38371	4.2	April 24, 2020
10.18	Promissory Note, dated as of April 28, 2020, by and between One Stop Systems, Inc., as Borrower, and Cache Valley Bank, as Lender.	8-K	001-38371	10.1	May 15, 2020
10.19	Form of Securities Purchase Agreement.	8-K	001-38371	10.1	March 3, 2021
10.20	Form of Placement Agency Agreement.	8-K	001-38371	10.2	March 3, 2021
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101 INS**	Inline XBRL Instance Document	X
101 SCH**	Inline XBRL Taxonomy Extension Schema Document	X
101 CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101 LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101 PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
101 DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
104**	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101 attachments)	X

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

One Stop Systems, Inc.

Date: November 10, 2021	By:	/s/ David Raun
David Raun
President and Chief Executive Officer (Principal Executive Officer)

Date: November 10, 2021	By:	/s/ John W. Morrison Jr.
John W. Morrison Jr.
Chief Financial Officer (Principal Financial and Accounting Officer)