Form 10-K
period 2021-12-31
ONE STOP SYSTEMS, INC.
filed 2022-03-24
CIK 1394056

`

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

As of June 30, 2021, the last day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $87,262,850, based on the closing price of the registrant’s common stock on The Nasdaq Capital Market of $5.79 per share on such date.  This calculation does not reflect a determination that persons are affiliates for any other purpose.

As of March 17, 2022, the registrant had 18,878,183 shares of common stock (par value $0.0001) outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933.  The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980). None

Auditor Firm Id:	200	Auditor Name:	Haskell & White LLP	Auditor Location:	Irvine, California, U.S.A.

One Stop Systems, Inc.

FORM 10-K

For the Fiscal Year Ended December 31, 2021

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

WHERE YOU CAN FIND MORE INFORMATION

We file annual, quarterly, and current reports, proxy statements and other information required by the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), with the Securities and Exchange Commission (the “SEC”).  Our SEC filings are available to the public on the SEC’s internet site at http://www.sec.gov.

On our internet website, http://www.onestopsystems.com, we post the following recent filings as soon as reasonably practicable after they are electronically filed with or furnished to the SEC: our annual reports on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act.  The information in or accessible through the SEC and our website are not incorporated into, and are not considered part of, this Annual Report. Further, our references to the URLs for these websites are intended to be inactive textual references only.

PART I

ITEM 1. BUSINESS.

Company History

One Stop Systems, Inc. (“OSS” or the “Company”) was originally incorporated as a California corporation in 1999, after initially being formed as a California limited liability company in 1998. On December 14, 2017, the Company was reincorporated as a Delaware corporation in connection with its initial public offering of securities.

During the year ended December 31, 2015, the Company formed a wholly owned subsidiary in Germany, One Stop Systems, GmbH (“OSS GmbH”). Then, in July 2016, the Company acquired Mission Technologies Group, Inc. (“Magma”) and its operations.

On August 31, 2018, the Company acquired Concept Development Inc. (“CDI”) located in Irvine, California.  CDI specializes in the design and manufacture of custom high-performance computing systems for airborne in-flight entertainment and networking systems. CDI was fully integrated into the core operations of the Company as of June 1, 2020.

On October 31, 2018, OSS GmbH acquired 100% of the outstanding stock of Bressner Technology GmbH, a limited liability company registered under the laws of Germany and located near Munich, Germany (“Bressner”).  Bressner designs and manufactures standard and customized servers, panel PCs, and PCIe expansion systems.  Bressner also provides manufacturing, test, sales, and marketing services for customers throughout Europe.

Our principal executive offices are located at 2235 Enterprise Street, Suite 110, Escondido, California 92029, and our telephone number is (760) 745-9883. Our website address is www.onestopsystems.com. Information contained in, or accessible through, our website is for reference purposes only.

Business Overview

One Stop Systems, Inc. (“OSS” or the “Company”) designs, manufactures, and markets specialized high-performance computing modules and systems, which are designed to target edge computing deployments. Edge computing is a form of computing that is done on site, near a particular data source or the user (rather than in the cloud), minimizing the need for data to be processed in a remote data center.  This growing trend increases computing performance and security as the data does not have to travel to some distant data center location. These specialized modules and systems consist of computers and storage products that incorporate the latest state-of-the art components with our embedded proprietary software. Such modules and systems allow our customers to offer high-end computing capabilities (often integrated within their equipment) to their target markets and applications.

The fast-growing edge computing space consists of three major segments. The first segment is comprised of many smaller data centers that are located in close proximity to the users (or edge). These typically include compute and storage racks in environmentally controlled buildings, similar to large cloud data centers.  Suppliers in this space tend to be the same large server and storage manufacturers whose products are used at cloud data centers.  The second segment includes billions of Internet-of-Things (“IOT”) devices that may reside in everything from home appliances to the factory production floor. These IOT devices and applications tend not to be challenged on performance and easily communicate up to the cloud or the data centers on the edge.  OSS does not focus on either of the foregoing segments. The third segment is called AI Transportables.  These are primarily on land, in the air or at sea vehicles that need performance without compromise for artificial intelligence (“AI”) and Autonomous capabilities.  This is where OSS’ vision and strategy is aligned, and where we believe that we offer the greatest unique value to our customers.

Examples of applications that utilize AI Transportables range from autonomous trucks, busses, mining equipment, and aircrafts. Less mobile applications that utilize AI Transportables include items like medical equipment and mobile command centers. There is currently a growing demand for AI/autonomous capabilities within the commercial/industrial market, as well as for military use.

The AI and/or autonomous capabilities require these demanding applications to connect to a wide array of data sources and sensors, and to have the ability to quickly access and store large ever-growing data sets. They must be able to maintain ultra-fast processing power to act on data in real time at the edge location, which is independent of whether a high-speed network, like 5G, connects the edge application back to the distant central data centers. Standard servers and storage systems available in the market do not address the AI Transportable requirements. Although the network, if it exists, may transfer data or be used for updates, the latency is not acceptable for many of these applications where time is of the essence. This increases the need for data center type performance using the latest generation of products from companies like NVIDIA, AMD and Intel. In most of these applications, available space is limited and the number of inputs from sensors and other data sources are significant, thus, requiring high speed input/output (“I/O”) expansion like the latest in PCI Express, which OSS is known for in the market. In the case of vehicles, fuel efficiency, and particularly, in the case of aircrafts, AI Transportables come into play due to the need for lower weight materials. Additionally, the mobility of these systems creates the need for the equipment to survive drops, g-forces, vibration, dust, wide temperature swings, and moisture. Once you have a system that can operate and survive in these harsh environments, you need to be able to dissipate the heat and keep it cool.

While other edge computing suppliers may adequately serve the needs of the environmentally controlled edge data centers with the latest technology, the deployment of the same performance level in the AI Transportable space requires unique capabilities and knowhow, which is where we believe that we excel. Many companies that enter this space tend to offer solutions based on older and lower performance technology, whereas we advance our proprietary state-of-the-art technologies and utilize the latest generation of products to ensure superior performance. We leverage our proven track record of delivering first-to-market advanced technologies and technical strength, working with the latest high-speed networks like PCI Express 5.0 and NVIDIA’s NVLink. This is in addition to our expertise with compute acceleration and high-performance flash array storage systems. When combined with our execution and knowhow of deploying these systems in challenging environments, we bring the latest commercially available technology and products to this market. Unlike the edge or cloud data centers in a building, these applications bring on many unique requirements playing to our strength and create opportunities for additional barriers of entry.

Business Strategy

In March 2021, after reviewing our current business, market trends, the competitive landscape, reflecting on our strengths as well as listening to feedback from current and potential customers, we determined that it would be in the best interest of the Company and our shareholders to shift our primary focus to the development and sale of AI Transportables. At that time, 20% of our business was already in the AI Transportables space. Our AI Transportables business accounts for some of our highest margins, repeat business, highest closure rate, and most importantly, we believe that it represents our highest value proposition when bringing together all our skills and experience.

Although it will take some time to pursue, secure, and turn these target opportunities into increased revenue and profits, we believe our new focus provides us with a unique opportunity to drive shareholder value. We are not abandoning current business in the process, but rather focusing on this market segment for future growth. We believe the implementation of the new strategy and vision can drive this portion of our business from approximately 20% of revenues today to over 50% in the coming years by providing an opportunity for a higher growth rate, margins, and profits. This starts with identifying and closing opportunities in this space. Approximately 50% of our current pipeline of prospects, that are not yet closed, fall within the AI Transportables space.

We see opportunities in both the commercial/industrial and military/government segments. Currently, our military business accounts for approximately 20% of our overall sales, but we anticipate this will grow to 50% over the next few years. Although the overall military budget will likely vary depending on the administration and global tensions, both of which can impact how many new aircraft carriers or tanks are built, we believe the priority will remain on implementing AI throughout the military theater, and that military funding in this segment is more likely to grow than decrease as the United States continues to be competitive with China.

A key element of our product strategy is technological leadership. We believe a first-to-market strategy is key to our ability to continue to win significant original equipment manufacturer (“OEM”) opportunities. As a result, we continue to develop new state-of-the-art products, providing a unique value proposition for our customers in the targeted space. Most recently, in November 2021, we introduced Rigel, the Super Edge Computing platform. This product brings to market the latest in Graphics Processing Units (“GPU”), Central Processing Unit (“CPU”), and memory products in a rugged compact form factor, which targets the AI Transportable space and which we believe to be the first of its kind.

Our ability to drive the leading edge of technology is enabled by our strong relationships with strategic component manufactures, including NVIDIA (for GPUs), Western Digital and Micron (for flash memory), Broadcom (for PCIe switch components), Mellanox (for networking) and Intel, AMD, and Marvel (for CPUs). In many cases, we have access to product roadmaps and other technical information relating to future technology. Access to this information allows us to begin our design process well before the future components we are designing even exist.

We sell our products worldwide to industry leading customers. We service over 1,800 customers per year worldwide, with major repeat customers including disguise, Raytheon, the Navy, Thales, and Alcon. Our operations in Europe are driven by our Bressner group located near Munich, Germany, which we acquired in 2018 to help us expand within the European market. Although they are primarily a value-added reseller for the Company and other suppliers in Europe, we have a team that is focused solely on the AI Transportable portion of our business and leveraging many of their existing relationships. We anticipate continued global market growth, especially in AI Transportables, and sustaining our ability to increase market share through our leading technology, engineering expertise, supply chain management, and go-to-market innovation.

Industry Background and Market Opportunity

The notion of network-based computing dates back to the 1960s, but many believe the first use of “cloud computing” in its modern context occurred in 2006 when Google’s then-CEO, Eric Schmidt, introduced the term during an industry conference. Years later, the explosive growth of internet-connected devices (“IoT”), along with new applications that require real-time computing power, started to create the drive for edge-computing systems. As the demand for AI on the edge and autonomous vehicles grew, so did the need for high-performance solutions to operate in harsh environments.

Edge computing is one of the fastest growing markets driven by the need to do more at the edge. We estimate the edge computing market to be valued at approximately $200 to $400 million currently, and we anticipate that it will grow to $1 to $5 billion in the coming years. According to Gartner, Inc., a leader in technology research, only 10% of data was gathered and processed at the edge in 2018; however, it is expected that this number will grow to 75% by 2025. This dramatic change is driving an expected growth of over 38% per year between today and 2028, according to Grand View Research, resulting in an estimated market of $61 billion later this decade. OSS’ objective is to be the technology and market leader in the AI Transportable segment of this market.

Three technologies are fundamental to the edge computing space: GPU compute accelerators, flash memory-based storage, and high-speed data acquisition I/O. These technologies enable systems to ingest, process and store data at significantly higher rates than traditional systems. By harnessing large quantities of these components, companies can receive necessary data analyses much more quickly and in a more secure manner, and as a result, turn raw data into actionable intelligence. Industry experts typically divide the high-performance computing market into the following categories:

•	Servers – This includes all high-end servers and supercomputers.
•	Storage – Flash-based storage devices primarily.
•	Middleware – A broad category of software encompassing programming environments, schedulers, and other tools outside the operating system.
•	Applications – Specific software applications for high-performance edge computing.
•	Services – All services associated with this space.

The AI Transportable markets tend to implement AI, autonomous, and/or semi-autonomous capabilities. We believe markets for these products are large and growing. Applications deploying these technologies today, or that we expect to do so in the future, include:

•	Commercial/Industrial - cars, trucks, buses, trains, aviation, media & entertainment, mining, video surveillance, medical, oil & gas, etc.

•	Military/Government – planes, watercraft, mobile command, helicopters, mobile radar, submersibles, vehicles, drones, etc.

We expect these applications to deploy increasingly faster computing systems in order to meet industry and competitive goals.

GPU Compute Acceleration

The capabilities and speed of GPU accelerated computers are driving significant advances in AI and machine learning. Massive amounts of data are collected, stored, and analyzed by today’s sophisticated algorithms. We are enabling the growth of such AI capability.

High Density Solid-State Storage

The proliferation of larger and larger data sets used in edge computing, including AI, is feeding the need for higher capacity and higher performance storage devices. Traditionally, companies have used hard disk drives for their primary storage. Hard disk drive-based systems are being replaced by flash memory-based systems, which offer higher capacity, performance, reliability, and ruggedness. Flash-based storage systems also consume significantly less power.

High Speed Data Acquisition

At the front-end of AI Transportable systems is high speed data acquisition technology. Depending on the application, the data can be generated from a wide array of sensors. In the case of an application utilized by autonomous vehicles, data is generated through arrays of video, LIDAR, and radar sensors. In battlefield applications, cameras, radar, sonar, FLIR (infrared), and RF sensors are deployed to generate data. In Medical applications, MRI or CT sensors are deployed to generate data, and in security applications, networks of security cameras produce high volumes of video data.

Key Components of Our Business

Product Development

Our systems are built using the latest GPU and flash storage technologies that draw upon years of expertise in designing and manufacturing semi-custom as well as standard systems for OEMs. We have a history of being first-to-market with many solutions for emerging technologies. When PCIe was introduced in 2005, we were the first company to produce PCIe over cable adapters allowing system-to-system communication at the same speed as internal I/O expansion reducing latency significantly. Similarly, in 2018, we introduced the first PCIe Gen 4.0 cable adapters, and in 2019, we introduced the first PCIe Gen 4.0 system building blocks and platforms in which the PCIe Gen 4.0’s ultra-high performance 16.0 GT/s (giga-transfers/second) and signal integrity challenges limits the number of players in this market and creates barriers to entry. Today, we are one of the largest providers of PCIe adapters and expansion components used worldwide. In 2022, we intend to introduce a broad set of products utilizing PCIe Gen 5.0, which once again doubles performance to 32.0 GT/s.

When GPU technology and solid-state flash were first introduced, we began designing systems that maximized the effectiveness of these technologies. We now produce compute-systems with large numbers of GPUs and flash memory that communicate over PCIe and allow faster processing, data storage, and data retrieval. The more GPUs and flash devices available to a server, the faster that system can process and store data.

We use leading edge, state-of-the art components from major technology providers to design purpose-built systems that solve customer problems in an efficient, cost-effective manner. We apply the component technology provided by Intel, AMD, NVIDIA, Western Digital, Broadcom, and others to deliver solutions to provide true value to our customers.

Worldwide Sales

We sell our products on a worldwide basis and are supported through a network of manufacturers’ representatives, resellers, and distribution partners. Sales in North America and Europe are predominately driven by our direct sales force and manufacturers’ sales representatives, whereas sales in Asia are driven through our distribution partners.

In October 2018, OSS GmbH (a wholly owned subsidiary of the Company) acquired Bressner Technology GmbH (Bressner), located in Gröbenzell, Germany (near Munch, Germany). This acquisition created a base for us to expand our European operations for sales, marketing, engineering, manufacturing, and support capabilities.

What Sets OSS Apart

Several factors differentiate OSS from other suppliers of high-performance edge computing solutions, including, without limitation the following:

•

Our expertise in PCIe expansion and building custom systems, which allows us to design reliable systems using this challenging high-performance technology with a greater quantity of GPUs and flash storage devices than other suppliers.

•

We design systems that both attach to existing servers through high-performance PCIe over cable, leveraging our customers’ existing networks as well as all-in-one systems with the server, GPU computing, and flash storage devices all included in a single package.

•	We design the software required to operate high-capacity, low-latency storage systems used by defense systems and commercial applications.
•	We leverage the latest technology available in the marketplace to create the highest performance systems.
•	We ruggedized and hardened our systems to operate within mobile or harsh environments, including full mil-spec systems.
•

We design systems that can meet extreme environmental temperature ranges, while cooling extremely high power, heat generating GPUs and Field Programable Gate Arrays (“FPGAs”), and providing options of customized tuned air and liquid cooling.

•	We design systems that can support the wide range of power input sources found in ground, sea and airborne tactical and industrial vehicles.

Our business model consists of developing specialized computing solutions that our customers utilize as a key component of the equipment that they sell to end users. Our niche is to provide reliable purpose-built platforms with the latest high-performance computing technology that is focused on challenging edge deployments that are mobile.

Business Strategy

We have traditionally followed a strategy of being first-to-market in leading edge deployment technologies by designing and developing products that are delivered before our competitors. This market leadership strategy is accomplished through what we term as the “Catch the Wave” approach to the market. We currently have products spanning the spectrum of high-performance computing including servers, flash storage, GPU acceleration, networking and PCIe data acquisition I/O expansion. Within these product areas, the OSS “Catch the Wave” approach implies that we:

•	Anticipate trends in these markets;
•	Continuously deploy resources in engineering and sales to bring innovative products to market before our competitors;
•	Work closely and leverage strategic vendor relationships to get early access to future products and technologies;
•	Seek to procure early design wins;
•	Continuously monitor the market for next generation technologies for which a new “Wave” may be forming; and,
•	Establish leadership in the fast-growing AI Transportable portion of edge computing.

Earnings Growth Strategy

We intend to implement different strategies to continue our revenue growth, while improving earnings. We believe that earnings growth can be accomplished by taking the following actions:

Revenue growth driven by existing OEM and new design wins:

•	Focusing on the fast-growing, higher margin AI Transportable market;
•	Demonstrating technology leadership with a clear value proposition;
•	Increasing the focus on leading edge standard products for scalability;
•	Targeting OEMs in need of specialized solutions;
•	Focusing on repeat business;
•	Maintaining a highly skilled direct sales force complimented by well positioned third party representatives;
•	Expanding worldwide sales efforts and marketing opportunities appropriately; and
•	Completing accretive acquisitions.

Higher margins:

•	OSS-designed technical content;
•	Increasing proprietary content, software, and differentiating features;
•	Continuing focus in the highest return programs/markets;
•	Maximizing military and other high value applications and sectors;
•	Leveraging economies of scale;
•	Lowering material costs;
•	Increasing operational efficiencies through automation, discipline, and process improvements; and
•	Additional high margin services

Optimize expenses:

•	Minimize spending growth and drive higher efficiency per employee;
•	Utilizing technology to increase efficiency;
•	Leveraging efficiencies of scale; and
•	Managing portfolio of products and business units, consolidate where efficient.

Our Opportunity

The worldwide edge computing market is expected to grow at a compounded annual growth rate (“CAGR”) of 38% to $61 billion by 2028 (Grandview research, “Edge Computing Market Size,” May 2021). Within this market, we are positioned and focused on the AI/autonomous portion at the very edge, which we call AI Transportables, and we believe that this market could be as large as $5 billion within several years. The products we develop to address this market include custom compute and storage servers, as well as edge optimized PCIe expansion systems. These PCIe expansion systems can be populated with a range of high-end GPUs, FPGAs or Nonvolatile Memory Express (“NVMe”) drives to create Compute and Storage Accelerators that attach to general purpose servers.

Our Technology

We design and manufacture high performance computing systems for use on the AI Transportable edge, which are designed to increase compute performance while surviving in harsh environments. Our high-density compute accelerators connect directly to a server’s PCIe bus, delivering substantial compute performance. Our flash storage arrays support hundreds of terabytes of high-speed storage that can also be accessed by multiple servers.

Technology Drivers for OSS High-Performance Computing Business

We have developed expertise and core competencies in the three fundamental technology drivers within today’s high-performance edge computing market – high-speed serial interconnect technology, compute acceleration utilizing GPUs, and low latency flash storage. In combination, these three fundamental technologies are changing the economics of computing, bringing high-performance computing within the grasp of a wide range of new industries and commercial applications on the edge. Simultaneously, the emergence of massive amounts of data being generated in each of these industries is pushing the requirement for state-of-the-art technology. We are enabling this state-of-the-art technology to be deployed at the edge by merging these fundamental technologies with our expertise and providing system level customization for meeting requirements for ruggedization and space, weight, and power (“SWAP”) constraints. Our strategy is to be the leader in the platforms for AI Transportable applications, and our strategy is based on our unique ability to design high quality performing AI workflow compute/storage engines that can be deployed in harsh dynamic environments, which require unique system level features for vibration, cooling, and power.

We strive to not only provide competitive advantage for companies, but also to address some of the most fundamental challenges in military, life science, energy, and security applications. We believe that we are well situated to leverage these major industry forces. By exploiting our unique set of expertise in the underpinning technologies of high-performance computing, we strive to continue to deliver industry leading solutions and to take advantage of the opportunity to capture a growing market share in this rapidly expanding marketplace.

Switched Serial Interconnect

Switched serial interconnects are the data highways connecting many elements of today’s high-performance computing platforms. At ever increasing speeds, these pathways move data between system’s processing units, storage, networking, and peripheral elements. For high-performance computing, the primary processing, storage and peripheral interconnect is PCIe. Currently, PCIe Gen 4.0 has an ability to run up to 16 lanes in parallel, which allows up to 64 gigabytes (full duplex) per second bandwidth between system elements. We intend to introduce products based on PCIe Gen 5.0 during 2022, which is anticipated to double the system bandwidth.

Compute Acceleration with GPUs

GPUs have evolved from graphics display acceleration to becoming general-purpose processing workhorses for high-performance computing systems. Today, the majority of the fastest supercomputers in the world utilize GPUs as their primary compute engines. GPUs are ideal for high-performance computing workloads because of their ability to do massively parallel processing. While today traditional CPUs may have dozens of processing cores, GPUs have thousands of cores that are able to execute calculations simultaneously.

NVIDIA, a key supplier of GPUs to the market, lists more than 400 such applications across a broad set of market spaces including, without limitation:

•	Computational finance;

•	Climate, weather and ocean modeling;
•	Computational chemistry and biology;
•	Data science and analytics;
•	Deep learning and machine learning;
•	Federal defense and intelligence;
•	Genomics;
•	Manufacturing;
•	Media and entertainment;
•	Medical imaging;
•	Oil and gas; and
•	Safety and security.

While NVIDIA is focused on the deployment of their GPUs in data centers and for gaming purposes, we are focused on taking this capability to the edge. Many of these applications also scale performance, based on the number of GPU components utilized. We have designed multi-GPU systems, including up to 16 GPUs in a single system. Current state-of-the art GPUs provide over 7 teraflops of performance, with future products set to dramatically increase overall processing capabilities in the years to come.

GPUs also pose significant system design challenges due to their high-power requirements. High-end GPUs can require 500 watts of power or more, which generates a tremendous amount of heat. Sophisticated power distribution and cooling designs are required, especially for large-scale systems with multiple GPUs per chassis.

PCI Express Flash Storage – NVMe protocol

The use of flash memory technology for system storage has gained traction over the past decade, which we believe to be a result of the continuous decline in the cost per gigabyte. Flash memory is now becoming the ubiquitous storage technology in high-performance systems.

Combined with the move away from traditional rotating hard drive technology, there has been the trend toward eliminating traditional storage protocols in favor of low latency flash memory protocols. Newer flash memory modules utilize a protocol known as NVMe, which connects the flash memory directly to the system’s PCIe interconnect. This direct connection allows for very high bandwidth between the storage and the other system elements, which eliminates the need for protocol translation as data moves from storage subsystems to and from the compute complex.

Today, flash memory modules with capacities up to 16 terabytes and PCIe Gen 4.0 interfaces are now available. Our flash storage arrays with hundreds of terabytes of capacity are also available, enabling the scaling of high-speed storage to meet the full range of high-performance edge application requirements.

Our Core Technical Capabilities

We have developed unique expertise and core competency across the fundamental technologies of today’s rapidly expanding specialized high-performance edge computing marketplace. These valuable assets are embedded in the leading-edge engineering capabilities of our engineers, the proprietary intellectual property residing in our vast library of designs, and our brand equity based on our reputation as a high-quality producer of state-of-the-art, custom and standard solutions across a broad array of markets.

High Speed System Interconnect Design

Our electrical engineers are experts in high-speed digital signaling design. They have continually designed at the leading edge of the state-of-the-art signaling speeds, even as semiconductor technology has driven up the clock rate of digital transmission. We have consistently been among a small handful of companies able to come to market first with the latest technology. In fact, we delivered the industry’s first PCIe over cable solutions for PCIe Gen 1.0, Gen 2.0, Gen 3.0, Gen 4.0, and are currently on track to accomplish this again for Gen 5.0, which is expected to begin deployment in 2022. The expertise required includes circuit design, PCB (printed circuit board) layout and routing optimizations, all of which focus on achieving the highest levels of signal integrity. In our current systems, PCIe Gen 4.0 signals are propagated across multiple PCBs, connectors, and copper cabling, while maintaining the ability to recognize digital signal transitions at 16 billion times per second.

In high-performance computing systems, especially those systems that operate on the edge, the trajectory and need for ever-increasing signaling speeds is continuing; provided, however, the number of companies that have the capability to design robust, highly-reliable systems at speeds that can tolerate the harsh conditions on the edge are continuing to decline. We believe our core competency in large-scale, high-speed design, and layout will allow us to remain on the forefront of this growing industry.

Complex System Design

In addition to low-level signal integrity design expertise, we have amassed expertise and intellectual property in high-performance system architecture design. This expertise allows us to develop extremely sophisticated systems with massive scaling, while also meeting customer demands for reliability, cost, and flexibility. To do so, we have developed deep knowledge for high-capacity input/output systems, operating system adjustments, and required configuration tuning. Due to this development, our engineers are often called upon to co-design with OEM designers to create the perfect solution to fit the needs of their customers.

For highly scalable systems, a deep understanding and experience with switching topologies and interconnect fabric design is required. We have worked with serial switching technology starting with the first generation of PCIe and have been an innovator in creating unique and flexible topologies to meet the specific needs of customers. Creating custom solutions for unique customer solutions is a core competency at OSS, and we rely on this deep knowledge of switch capabilities and limitations.

For maximum system performance, design for optimizing data transfer speeds is also an important consideration. We have developed expertise in system design to leverage peer-to-peer data flows between GPUs and pioneering techniques for optimized data flows between flash storage and GPU compute-engines. Our systems optimize switch and GPU configuration topologies to optimize GPU-to-GPU communication without requiring latency-inducing data transfer between host dual processors. Our platforms feature RDMA (remote direct memory access) across compute-nodes, which support data transfer without burdening the host CPU.

We have pioneered the ability to extend the PCIe bus beyond the confines of a single enclosure, opening the possibility of flexible system expansion options. We believe we are one of the leading designers and suppliers of PCIe host bus adapters that extend PCIe signals from the host motherboard across copper or optical cables to expansion enclosures. Our adapters provide both ends of the external cable connection. Our expertise in high-speed signal design in printed circuit boards, connectors, and cables is essential to successful expansion designs. We also hold expertise in incorporating clustering and rack scale expansion into our system designs, including 200/400 gigabit Ethernet, 200/400 gigabit InfiniBand, and emerging PCIe top-of-rack switch technology.

Expertise in power, cooling, and mechanical design are required to address the requirements of the high-performance computing customers, especially while meeting the constrained time requirements of edge deployments. We have developed leadership design capability in high-power design and distribution within large rack enclosures as well as edge optimized configurations. High-end GPUs today require 500 watts or above, and in our high-end systems, up to 16 of GPUs can reside in a single chassis. Thousands of kilowatts of redundant power are required. Power stability and huge thermal loads are some of the critical design issues that must be addressed. Additionally, at the edge for AI applications, a wide range of input power sources need to be supported from standard 110-220 VAC to 270 and 48 VDC for terrestrial vehicles to three phase 400-800Hz AC for airborne applications.

We have expertise in power distribution, redundant power, and complex chassis cooling design, including materials selection, airflow simulation, fan technology, and cable routing. We have also developed extensive intellectual property to help ensure regulatory compliance of our complex high-performance computing system designs that span across emission, shock, vibration, thermal, humidity, and other environmental requirements that are required for highly reliable and highly available solutions. Our engineers are experts in design for regulatory testing for FCC (Federal Communications Commission), CE (European Conformity), UL (Underwriters Laboratories), and Mil-Spec (Military Standard) standards. Additionally, we have expertise in rapid prototyping, design for manufacturability, and design for serviceability.

Storage Management Software

Given our hardware design and integration expertise, we believe that the next step is to add a robust software capability that will allow us to offer more optimized and customized systems. Our Ion software design team provides the expertise to deliver full server and storage solutions that produce the highest performance from today’s leading-edge flash storage devices. The Ion software allows flash-based modules to be put into a variety of storage and network configurations which can then be accessed by multiple servers. The Ion software can do this cost-effectively, while preserving the low latency that is vital for many business and mission-critical enterprise applications, from database and transaction processing to massive data collection programs.

Benefits of Technology and Core Capabilities to our Customers

Due to our core capabilities, we can provide our high-performance computing customers with platforms that are highly reliable and cost effective. Such performance allows our customers to solve bigger problems faster, and save the cost and time of highly-paid engineers, data scientists, and other human resources. Our technology enhances innovation by allowing more ‘what-if’ analysis in a finite amount of time. Our price/performance leadership enhances our customers’ competitiveness and lowers capital expense and total cost of ownership. We work with our OEM customers to develop custom ‘perfect fit solutions’ for their unique requirements.

Our Products

Compute Servers

Within the server sector, we have secured a niche position of building purpose-built specialty servers, which the major server suppliers choose not to supply, as they require custom tuning and special features that major OEMs cannot easily provide. Our compute servers are designed to provide the highest level of performance that can be deployed in harsh edge environments. Our extensible operating system (“EOS”) line of servers is optimized for supporting a high number of expansion chassis. Servers in this product family have a large number of slots that are compatible with the PCIe host bus interface cards that we have developed. These cards enable PCIe connection over cable between the hose processor and downstream I/O devices. These servers have custom basic input/output systems (“BIOS”) to ensure they work seamlessly with expansion chassis and support a high number of downstream I/O devices. Our software-defined storage (“SDS’) line of servers support rugged deployment in space constrained environments providing a maximum depth of 20 inches.  We believe that our newly announced “Rigel Edge SuperComputer” (“Rigel”) is the highest performance, most dense, AI-compute platform that is deployable in extreme environments, including on military aircraft. We also design custom servers; for example, a server with custom connectors and 16 high-definition video media outputs that are used in the entertainment industry to provide multimedia at live performances.

GPU computing uses hardware components that are optimized to perform mathematical calculations in a rapid fashion. NVIDIA is the market leader in the design and manufacturing of these components. We work closely with NVIDIA to design and build systems which use multiple GPUs to accelerate applications.

Emerging markets and applications such as AI, image rendering and processing, autonomous vehicles, deep learning, molecular modeling, genomics, advanced visualization, machine learning, and image processing, all benefit from the ability to use GPUs to accelerate the application. We build specialized compute-servers and accelerators used in these emerging growth markets. We estimate these markets to be very large and growing. Because our strategy has been to be first-to-market with the fastest and densest compute appliances, we anticipate our addressable market to be in the hundreds of millions of dollars.

Storage Servers

We also build standard and custom flash storage arrays utilizing our unique know-how in PCIe device fan-out, packaging, cooling, and PCIe-over-cable. We deliver dense, high-performance systems that provide customers with high value and utility in the most demanding, data-intensive operations. These OSS Storage Servers complement our compute servers to provide an end-to-end edge solution for AI workflows.

Through a strategic agreement with Western Digital, we acquired a software engineering team on July 1, 2017, and entered into a license agreement to obtain rights to the appropriate source code for the Ion flash array software. This provides our flash arrays with a high level of differentiation relating to storage management, latency, and throughput. We provide standard flash array products and have the in-house hardware and software expertise to provide customized systems for demanding applications that are not suitable for standard offerings. For example, we provide products to a large military contractor for integration into military aircrafts that require us to design and manufacture a highly ruggedized mil-spec flash array. The resulting product provides high data density with low weight, a high degree of portability, and security for data protection. We believe our experience and capability in high speed, low-latency, digital signaling via PCIe gives us an edge in providing custom designs to OEMs, military programs, and other special purpose applications.

We believe that because our products are positively differentiated by speed, density, and management features for challenging edge applications, our offerings compete favorably in this market and provide a substantial growth opportunity.

PCIe Expansion and Adaptors

PCIe is the high-speed standard for communications within a computer. This standard defines the signals and connectors (i.e., slots) that are used for computer add-in cards (such as Ethernet or graphics). Traditionally, communication between computers in the network is completed via Ethernet. Although Ethernet is great for large networks, this introduces delays and latency challenges.  To keep performance at the highest level, PCIe signaling can also be routed over a cable, allowing expansion input/output slots to be physically located in a separate chassis. This provides for high-performance and low latency, which are essential in this market.

Being able to separate the server from the I/O expansion, by using PCIe over a cable, facilitates disaggregation of server functionality. That is, with PCIe, server I/O functions no longer need to be contained in the physical server chassis, but instead, can be separated into a separate chassis and continue to operate at full speed. This offers many advantages over higher latency and power consuming traditional networking communications like Ethernet. From a practical perspective, servers can be connected directly to larger storage arrays or other peripheral devices, with the resulting group of chassis operating as if they were all in the same physical chassis.

We began developing our first PCIe-over-cable adaptor in 2006, and were one of the early providers of PCIe adaptors. We recognized this space as a prime opportunity to utilize our core strengths, such as:

•	High-speed board design and layout;
•	Signal integrity masters;
•	Hardware tuning to improve signal integrity;
•	Design optimization for low cost;
•	Rapid design capability;
•	Custom BIOS to support a high number of connected PCIe I/O devices well beyond what can be supported in off the shelf BIOS; and
•	Manufacturing and supply chain management.

This technology has now become a standard within the computer industry, our customers have used our adaptors to connect their custom input/output chassis and achieve performance equivalence as if the input/output was integrated into the server box. This gives designers and integrators a degree of flexibility and utility in architecting computer systems that is unprecedented. We have expanded our PCIe adaptor market in breadth and depth, including making adaptors for many OEM customers.

With our expertise developed in designing adaptor cards, the logical extension of our capability led us to develop a method for expanding the PCIe bus into an external chassis containing one or many expansion slots. This allows a customer to install multiple standard PCIe boards into a chassis and expand their system without having to add additional servers. These are typically GPUs, FPGAs or NVMe drives to create large-scale Compute and Storage appliances. For example, we have developed a product for deployment in a mobile command center, which aggregates large amounts of high frequency data from sensors and allows in the field AI algorithms to operate in real time. This is achieved through a cluster of our Compute and Storage products. A user can now connect a multiplicity of PCIe devices to a single server, and achieve performance throughput and low latency, what was not possible prior to the introduction of PCIe.

We have been a leader in PCIe expansion backplanes and chassis through generations 1.0, 2.0, 3.0, and 4.0. As PCIe evolves through generations 5.0 and 6.0, we believe that we are uniquely positioned to continue our leadership role in this market. We have introduced a full line of PCIe Gen 4.0 products, and expect to take a leadership role with PCIe Gen 5.0 as we introduce products in 2022. We currently offer what we believe to be the largest PCIe expansion product line, with chassis and backplanes that offer expansion from one to 64 slots. Due to its greater data throughput and flexibility of design, we believe this is a growing market, and we intend to maintain our leadership role within the market.

Additional Compute Products

Through our Bressner subsidiary, we provide small, form factor high-performance industrial and panel PCs compute-platforms customizable to meet needs in industrial applications on the edge where space constraint is a fundamental consideration.  We also provide ruggedized, mobile tablets and handhelds that meet the specialized requirement for devices deployed at the edge in a diverse set of environmental conditions.

Customers

We serve a global clientele consisting of multinational companies, governmental agencies, military contractors, and leading technology providers. Some of our key customers are set forth below, illustrating the class of customers we pursue with our sales, product marketing and marketing communications efforts.

Raytheon – We work closely with many of the US Government agencies and prime contractors to bring the latest technologies to mobile edge applications. Raytheon provides an excellent example of how we adapted high-performance computing elements used in air-conditioned datacenters to the rigorous environment encountered in a US Navy aircraft. We worked closely with Raytheon to build a customized NVMe storage array, with drives installed in removable canisters for high-speed sensor data acquisition, encryption, and recording. This massive amount of mission data can then be easily off-loaded upon landing the aircraft and sent to the traditional government data center, which is a significant development given that satellite network links are too slow to handle transmitting that amount of data. To further enhance the data collected, we embarked on a second project with Raytheon to build a GPU accelerated “datacenter in the sky” system to enable mission data collected in the flash array to be analyzed and run through AI algorithms in real time while the mission was in process. This allowed the aircraft and crew to make real time decisions using the same level of processing power available in a ground-based system. Finally, we enhanced that “datacenter in the sky” with a 3-system cluster to provide large scale resources during missions and to carry out multiple AI tasks in real time. These applications are great examples of AI transportable end products. We have continued to enhance and refresh the technology for this program while working on opportunities with other prime contractors, including other mobile applications such as video surveillance, video analytics and autonomous vehicles on land, in the sea and in the air.

disguise – disguise is the leading provider of hardware and software that allows their customers to produce live events, television broadcasts, theater effects, and special effects for concert tours. In addition to its live event products, disguise is becoming a leader in the virtual world by leveraging the same technology and our products to create realistic 3D backdrops in movie and broadcast studios around the world. We have worked with disguise to design purpose-built, rugged servers that act as video controllers to create the virtual and visual effects used in these applications. These edge servers require high performance to create the most demanding effects, but also must be rugged enough to move from venue to venue every night. The edge servers operate seamlessly with disguise’s software applications on set, providing a rich array of special effects and extended reality experiences. Events like the Super Bowl halftime show, sporting events, feature films, music videos, broadcast studio, metaverse experiences and numerous musical concerts rely upon disguise controllers, designed, and produced by us to deliver a lasting impression on audiences.

National Instruments – National Instruments is a market leader and multinational company that produces automated test equipment and virtual instrumentation software. We provide several PCI Express-based interface cards that are branded by National Instruments and used in capturing and controlling sensors that produce AI datasets. We act as an extension to National Instruments’ engineering group, allowing National Instruments to complete their product roadmap in a timely and cost-effective manner.

Alcon – Alcon is a market leader in the production of computer assisted medical equipment. Our European subsidiary, Bressner, provides several rugged, purpose-built, high-performance workstations used in performing these AI assisted surgeries.  Bressner works directly with Alcon engineers to co-design and assist in securing medical certifications for the products that doctors and patient trust for pinpoint accuracy and speed.

Sales and Marketing

Our sales and marketing efforts are focused on promoting sales, producing expert content, and brand awareness.

Sales

Our sales efforts consist of five main channels:

•

General Sales – OSS and Bressner maintain web sites, a web store and direct sales teams that sell directly to end-users, primarily in the United States (“US”) and the European, Middle East, and African (“EMEA”) regions. This includes e-commerce sales via typical web store functionality, outbound calling and direct interaction with customers and potential customers to provide standard and unique solutions that fit their needs.

•

OEM Focused Sales – Our direct outside sales team, which consists of OSS employees as well as third-party manufacture representatives, is organized to best identify, target, and develop the top potential commercial OEM and government program customers in the AI Transportable Space. These OEM and government programs form the largest and fastest growing parts of our business. The OSS and Bressner direct sales teams interface directly with new potential customers at live events and, virtual industry tradeshows, and present standard solutions and/or proposals for customized solutions (as applicable) to address such customers’ high-performance AI Transportable needs at the edge.

•

Our Commercial Sales Team – Our commercial sales team focuses on OEM customers to whom we sell standard solutions or design and build customer specified systems based on OSS and Bressner technology expertise that are branded with the OEM’s name and label. This includes target markets like autonomous semi-trucks, farming and mining equipment deploying the latest technology.  These companies, many market leaders, then resell the products through their own sales channels. We actively seek this type of relationship, which is leveraged as a sales multiplier, allowing us to grow sales at a faster rate without adding as many dedicated sales resources.

•

Our Government Sales Team – Our government sales team focuses on the large and growing portion of our business that provides systems to US Department of Defense programs, global government agencies, and national laboratories. Our government sales team has the knowledge and expertise to identify major program opportunities in the AI Transportables space and provide the extensive technical and business documentation to take these programs from concept to successful completion.  This is a growing part of our business is one of our primary focuses, and provides a higher contribution of profit margin.  Examples include compute and storage systems for aircraft, radar systems, command centers.

•

Channels – We have dedicated sales resources at OSS and Bressner that manage our worldwide network of resellers and distributors, including those distributors that we utilize throughout Asia. We sell a large breadth of standard products through these channels, which allow us to achieve global customer touch without requiring a physical presence in all geographies. The master distributors in several countries have dedicated sales expertise to capture additional OEM business, with both Fortune 500 and second tier OEM firms extending our international footprint. With the acquisition of Bressner, we have a greater direct presence in Europe, which allows greater access to those markets.

Marketing Communications

Our marketing communications department is responsible for positioning OSS as an expert and visionary in the AI Transportables market.  We generate expert content to support our market leading products, while also building cost effective brand/product awareness in several ways. We use traditional and non-traditional marketing communications, as well as partnerships and word of mouth, to convey the uniqueness and compelling value of our products and services. The AI Transportable market applications we target include AI inference applications in autonomous vehicles, medical equipment, commercial aerospace, defense/government, oil and gas exploration, and media and entertainment. Bressner additionally targets embedded industrial and IoT customers in the EMEA region. Among the many channels utilized are:

•

Trade Shows – OSS and Bressner participate in several live and virtual tradeshows and events during the year to generate new relationships and foster existing relationships with customers and partners. These engagements allow us to showcase our standard and custom product expertise to our target customers.  The target trade shows include AUSA (US Army), Sea-Air-Space (Navy/NASA), GPU Technology Conferences globally, DSEI (International Military), Supercomputing and International Supercomputing, Medica (medical), AUVSI (autonomous vehicle) and Embedded World. We evaluate the return on investment (“ROI”) and costs of each show on an annual basis; accordingly, participation may change from year to year.

•

Electronic Media – OSS and Bressner use various forms of electronic advertising media to market both the AI Transportable products and capabilities of the Company. Electronic media includes internal direct email campaigns such as monthly newsletters and various press releases for new products, technology developments, partnerships and significant application design wins. In addition, we use media companies relevant to our target markets to disseminate information about the Company to a larger set of potential customers. The format of the electronic advertising varies, but with the common focus on content advertising demonstrating our market expertise with a secondary focus on brand awareness. The various electronic media formats that we utilize include, but are not limited to, search engine ads and keyword campaigns, digital ads, display ads, datasheet emails, customer use cases, e-newsletters, and text ads. Our web site is key at leveraging our leadership content, positioning, and search engine optimization (“SEO”) capabilities. We will continue to invest on this front.

•	Social Media – OSS and Bressner regularly use Facebook, LinkedIn, and Twitter to instantly alert the Company’s followers to new events, products, services, and customer stories.
•

Publications – We periodically publish white papers, customer success stories, and other demand generation technology articles in printed and electronic periodicals and newsletters, including, but not limited to, InsideHPC, Military Embedded Systems, Edge Industry Review, Aerospace and Defense and HPC wire. We also invest in print ads in the EMEA region, with the highest ROI in select industry magazines for brand awareness.

As we grow, it is anticipated our marketing efforts will likewise continue to increase in size and focus on the AI Transportable market.

Competition

Our core business is to provide specialized high-performance edge AI computing platforms to OEMs who incorporate these products into their complete solutions, which they then sell to end users in the AI Transportable market. Due to the nature of our business, there are a number of categories of potential competitors of our products.

Customer in-house design resources

Many of our target OEM customers have in-house engineering design resources, which could be used as an alternative to engaging with us. Examples of current OSS customers who have significant in-house resources include National Instruments, Raytheon, and Lockheed Martin. This potential competition is mitigated by the technical specialization that we have, especially in high-end and large-scale PCI Express switch fabrics and PCI Express over cable capabilities. OEMs can invest their in-house resources on value-add capabilities within their specific vertical market and outsource these horizontal technology capabilities to us. We have also developed a trusted partner relationship with many of these OEMs and have established a market reputation for technical expertise and a responsive and cost-effective engagement model. We win when our customers realize that together we can produce better products faster and more cost-effectively than they can by themselves. This has proven to be particularly evident when customers require state-of-the-art products that are constructed of parts available commercially. This has resulted in several program wins that demonstrate our flexibility and how we can work closely with large OEM and government customers. Interestingly, it appears that when these large companies cut back on their workforce or have limited funding, such events bolster our position, as we may become these companies’ only option to get their desired product or service deployed within a reasonable period.

Major Tier 1 & 2 Mainstream Computer, GPU and Storage Vendors

These vendors offer mainstream high-performance computing platforms, including servers and storage systems that can address some applications at the edge in our target markets. Typically, they do not; however, offer the ‘specialized’ platforms or customization capabilities that we specialize in to meet unique form factor, power, ruggedization or scale out requirements sought by OEM customers. Generally, these vendors focus on the large, air-conditioned data centers and competing with such vendors based on price/volume as differentiation is challenging. Our strategy is specifically designed to avoid head-to-head competition in this part of the market with this class of vendors. In some scenarios, we can provide a complementary specialized component or building block, which interfaces with one of these vendors’ mainstream products. Examples of companies in this space include NVIDIA, HP, Dell/EMC, IBM, SuperMicro, Pure Storage, and NetApp.

Vertical High Performance Compute Vendors – Military/Aerospace

In certain vertical markets, there are competitors who focus primarily on the high performance compute (“HPC”) military and aerospace markets. These vendors often provide complete solutions, including both hardware and software, and some specialization in terms of form factor and ruggedization. In these markets, we provide unique capability in terms of scaling of PCI Express components over cable (copper and fiber) that can address unique requirements of specific military or government programs. Many of these competitors use older technologies in these more challenging environments.  We are able to differentiate ourselves from such competitors due to the fact that we deploy the latest high-performance technology which enables us to provide superior products to potential customers in this space.  We have also established good relationships with prime contractors or governmental agencies (Raytheon, Lockheed, Boeing, NASA, ONR, and others), which can be important influencers or decision makers on technology selection. Competitors in this space include companies such as Mercury, Crystal, Curtiss Wright, Kontron, Trenton, Core Systems and Systel. In the past, we have been able to offer the latest technology to the rugged edge, which is normally only deployed in commercial applications, well before our competitors by leveraging our “performance, without compromise” strategy.

Manufacturing and Operations

OSS and Bressner are certified under ISO 9001-2015 for “design, manufacture, and supply of industrial computers.” This means OSS and Bressner have demonstrated their ability to consistently provide products that meet both customer requirements and applicable government regulations or statutory requirements. In February 2022, OSS upgraded its ISO 9001 certification to the higher tier, AS9100, which is the pinnacle of quality management systems recognized by government and aerospace companies world-wide. It also indicates that we have programs and processes in place to ensure a high level of customer satisfaction, as well as continuous improvement and risk mitigation programs that ensure we get better over time.

While OSS and Bressner primarily utilize lean principles to drive our manufacturing and assembly process, we recognize the importance of smooth builds and strategic inventory in this current climate of sustained supply chain shortages. One of the key aspects of utilizing lean principles is our application of just-in-time principles to ensure effective ordering and utilization of inventory. This also helps optimize cash flow throughout the manufacturing cycle. Within the manufacturing process, our operations encompass three categories of “builds”:

•

Standard Builds – These are builds of standard products that are sold with little or no customization or non-standard features. These are products that are ready to be installed or integrated by the customer upon receipt.

•

Custom Builds – Custom builds involve a product built to a customer specification at our facilities. Upon receipt, the customer has a unique product that performs all the functions and has the physical dimensions that match their specifications.

•

Engineering Project Builds – We support the product development process by building models and prototypes of products. Developed by our engineering group, the prototypes can be of standard or custom products.

We are dedicated to quality and customer satisfaction. Our continuous improvement efforts require us to review products, services, and processes with the idea that minor changes can lead to greater outcomes for our customers. Although we serve the high-end of the rugged edge computing space, we are constantly looking for ways to become more efficient and drive down costs while driving up margins.

Research and Development

Our ability to compete successfully in our industry is heavily dependent upon our ability to ensure a continuous and timely flow of competitive products, services, and technologies to the marketplace. We continue to develop new products and technologies and to enhance existing products that will further drive commercialization. We may also expand the range of our product offerings and intellectual property through licensing and/or acquisitions of third-party businesses and technologies.

Our intellectual property research and development is focused on the exploitation of key technologies as they evolve in the marketplace. Our product roadmap reflects new technologies for CPUs, GPUs, flash storage, and advanced PCIe switches. We design first-to-market, unique implementations targeted at the AI Transportable market utilizing market leading component technologies. Accordingly, our focus lies not in the capital-intensive development of silicon implementations of technologies (i.e., chips, processors, GPUs, or storage devices), but rather leverages leading-edge technologies and building first-to-market products that fully exploit those technologies to solve customer problems in challenging environments.

Our research and development strategy can be summarized as follows: We drive customer program wins by utilizing new key technologies to develop products that are leading edge and first-to-market and that are designed to solve challenging problems in harsh environments, while working closely with our customers to understand and address their needs.

Intellectual Property

Our primary intellectual property value emanates from the more than 600 individual design projects that we have undertaken over the decades since our founding, experience, and knowhow, in addition to trade secrets and copyrights. These designs are archived and cataloged; we rarely begin a new design from scratch, but rather, typically use our archived and cataloged designs as a starting point to efficiently provide products to our customers.  In general, we maintain intellectual property rights with respect to the components of the products we design and sell so that we may continue to use them for future sales and development efforts.

Over the years, our team has developed and maintained expertise in high-speed signal design and analysis, electronic and mechanical packaging, PCIe-over-cable, fiber optics transmission, high-speed/density flash arrays, and integration and deployment of GPUs in compute accelerators and servers. This extensive expertise positions us to expand and rationalize our product line to meet the growing and ever-changing high-performance computing market. We believe that the expertise of our staff is a considerable asset closely related to intellectual property, and attracting and retaining highly qualified employees is essential to our business.

Markets, Seasonality, and Major Customers

Our products and services serve a global clientele consisting of multinational companies, governmental agencies, military contractors, and leading technology providers. Based on recent market experience, it appears there are seasonality factors with deliveries decreasing in January and February each year. At Bressner, this is likely a result of Asia’s holiday season, whereas at OSS, this is more of a result of varied government and commercial customer appropriation cycles and the timing of budgets, which tend to be larger later in the year; however, we believe these market factors will continue to evolve and our insight into these trends will improve.

During 2020 and 2021, we experienced an impact from the COVID-19 virus.  This included reduced demand from some current and potential customers serving specific markets.  The media and entertainment industries experienced delayed or canceled live concerts, other large in-person events, and sporting events. This resulted in less demand for their products and services, which consequently resulted in a decrease in demand for our products designed for use in these industries.  Fortunately, some of the decrease in demand for our live media and entertainment focused products was offset by growing demand for virtual events especially in 2021.  The commercial aerospace market was also impacted when air travel dropped significantly due to various COVID-19 related factors, such as stay-at-home orders, travel restrictions, the fear of being exposed to the virus in an aircraft and later by the shortage of crew members. With aircrafts flying at lower capacities or sitting idle, the spending budgets were cut drastically, which decreased the demand for our commercial aerospace customers’ products resulting in a decrease in demand for our products designed for use in the industry.  We cannot currently predict how the pandemic will impact our business in the future; however, it may continue to impact our customers and our business in 2022.

For the years ended December 31, 2021 and 2020, an aggregate of 36% and 24%, of our total consolidated revenues respectively, were attributable to two customers (disguise and Raytheon). A loss or decline in business with either of these customers could have an adverse impact on our business, financial condition, and results of operations.

We typically provide our products under contract supply agreements or purchase orders. We provide our products, software, and services from our offices located in California, Utah, and Germany.

Materials and Suppliers

Although most components essential to our business are generally available from multiple sources, we believe that a loss or limited availability of certain component suppliers and manufacturing vendors could have a material adverse effect upon our business and financial condition.

Prior to 2021, we did not experience significant delays in the supply or availability of our key materials or components provided by our suppliers, nor did we experience a significant price increase for materials or components. In 2021, the worldwide supply shortage created many challenges, resulting in the need for our team to implement different strategies and analyze how we allocate resources. Currently, we are experiencing unavailability of products and limited supplies, protracted delivery dates for components, increasing product costs, and changes in minimum order quantities, which creates limitations on our ability to secure product. Shortages have ranged from semiconductors to packing materials for shipping. As a result, we are carrying increased inventory balances to ensure availability of necessary products and to secure pricing. Additionally, products that are in the “work-in-process” stage and the inventory of finished goods have increased due to timing and availability of certain componentry necessary to complete our products. We have worked with suppliers and customers to provide multiple options, including the alternative sourcing of similar products. We manage the business carefully to minimize any material impact to financial performance. For more information, see the section titled, “Risk Factors” found on Part I, Item1A, to this Annual Report.

Human Capital Resources, Employees, and Personnel

We believe that our future success will depend, in part, on our ability to continue to attract, hire, and retain qualified personnel. To achieve this objective, we provide competitive compensation, benefits, stock participation, and a success driven work environment.

As of December 31, 2021, we had approximately 109 employees, of which 103 were full-time and 6 were part-time employees. Eighty of our employees were domestic and twenty-nine were international. Our employees include highly skilled engineers, technicians, assemblers, and support staff. Despite recent staffing challenges that have plagued the industry that we operate in, which have generally resulted in greater turnover throughout the industry we are proud of the low turnover rate of our personnel to date, as we endeavor to continue to challenge our team and encourage input and creative thinking by all.  Our management team strives to provide transparency to our employees through regular meetings designed to update employees on current metric driven results and future expectations. None of our employees are covered by a collective bargaining agreement or represented by a labor union. We consider our relationship with our employees to be strong.

Environmental Matters

No significant pollution or other types of hazardous emission result from our operations and it is not anticipated that our operations will be materially affected by federal, state, or local provisions concerning environmental controls. Our costs of complying with environmental, health and safety requirements have not been material.

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

Government Approval and Effect of Government Regulations

Because our core business is to provide specialized high-performance edge computing building blocks and platforms to OEMs who incorporate these products into their complete solutions, which they sell to end users in specific vertical markets, we do not believe that any government agency approval is required for the products and services that we provide to our customers.

We believe that our operations are substantially in compliance with all applicable laws and regulations and that we hold all necessary permits to operate our business in each jurisdiction in which our facilities are located. Our worldwide business activities are subject to various laws, rules, and regulations of the United States as well as of foreign governments. Compliance with these laws, rules, and regulations has not historically had a material effect upon our capital expenditures, results of operations, or competitive position. However, governmental regulations, including but not limited to import and export law, customer, and trade regulations, are subject to change and interpretation and may affect our business in the future. For more information, see the section titled, “Risk Factors” found on Part I, Item1A, to this Annual Report.

Recent Developments

The COVID-19 pandemic continues to impact worldwide economic activity.  A public health pandemic, including COVID-19, poses the risk that we or our employees, contractors, customers, suppliers, manufacturers, distribution partners, and other partners may be prevented from conducting business activities for an indefinite period, including due to shutdowns or certain restrictions that may be requested or mandated by governmental authorities.

On February 15, 2020, Steve Cooper was terminated as President and CEO of the Company, and was replaced by David Raun, who is our current President and CEO.

On April 7, 2020, we implemented a cost reduction plan, which included the termination of certain employees and elimination of various costs. Savings from this effort were approximately $2.5 million on an annualized basis. In conjunction with this reduction, we implemented a re-organization to put more focus on strategy and vision.  This included adding a separate product marketing team and implementing changes in roles, processes and decision making with the objective of generating higher return on investments, greater efficiency, margin enhancement and a more focused approach to create a leadership position in our industry.  Although we expect that it will take multiple years to fully achieve the desired impact, we believe we are seeing progress in the quality of the opportunities in our pipeline for future business.

On April 24, 2020, we completed a $6.0 million debt financing on a non-interest bearing convertible note with a 10% original issue discount. The first tranche of $3.0 million was received on April 27, 2020. Pursuant to the Securities Purchase Agreement entered into in connection with the financing we had the right to consummate additional closings of up to an additional $3.0 million starting seven months from the date of closing, subject to the prior satisfaction of certain closing conditions. This right expired on April 20, 2021, and we may no longer consummate additional closings under the Securities Purchase Agreement. The note is repayable in twenty-two equal installments, payable in cash or shares of our common stock, beginning three months after closing.

On March 1, 2021, we entered into a Securities Purchase Agreement with an accredited investor (the “Purchaser”), pursuant to which we agreed to issue and sell, in a registered direct offering, 1,497,006 shares of Company common stock to the Purchaser at an offering price of $6.68 per share. The registered direct offering was conducted pursuant to our effective shelf registration statement on Form S-3 (Registration No. 333-231513), which was initially filed with the Securities and Exchange Commission on May 15, 2019, and was declared effective on June 19, 2019. We filed the final prospectus supplement for the registered direct offering on March 3, 2021. In connection with the Securities Purchase Agreement, we also entered into a Placement Agency Agreement, pursuant to which A.G.P./Alliance Global Partners agreed to serve as lead placement agent for the registered direct offering and The Benchmark Company, LLC agreed to serve as co-placement agent for such offering. As compensation for their services, we paid to the placement agents a cash fee equal to an aggregate of 7% of the gross proceeds received by us as a result of the registered offering and reimbursed the placement agents for certain expenses incurred in connection with such offering.

During the Company’s 2021 Annual Meeting of Stockholders, which occurred on May 19, 2021, our stockholders approved by a majority of votes cast, a proposal to increase the number of shares of common stock authorized for issuance under our 2017 Equity Incentive Plan (the “2017 Plan”) from 1,500,000 shares to 3,000,000 shares of common stock of the Company pursuant to the terms and conditions of the 2017 Plan.  The amendment took effect upon receipt of stockholder approval.

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

Risk Factors Summary

Below is a summary of the principal factors that make an investment in our common stock speculative or risky. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this “Risk Factors Summary” section, and other risks that we face, can be found below and should be carefully considered, together with other information included in this Annual Report.

•

The coronavirus pandemic continues to impact our business, and navigating the demand, supply and operational challenges associated with the pandemic unsuccessfully could materially adversely affect our financial condition and results of operations.

•	Business disruptions could harm our business, lead to a decline in revenues and increase our costs.
•

Economic uncertainty and capital markets disruption, which has been significantly impacted by geopolitical instability due to the ongoing military conflict between Russia and Ukraine, could harm our financial condition and results of operations.

•

A reversal of the U.S. economic recovery and a return to volatile or recessionary conditions in the United States or abroad could adversely affect our business or our access to capital markets in a material manner.

•	We may be adversely affected by the effects of inflation.
•	The market for our products is developing and may not develop as we expect.
•	Our operating results may fluctuate significantly, which makes our future operating results difficult to predict and could cause our operating results to fall below expectations or our guidance.
•

Our products are subject to competition, including competition from the customers to whom we sell, and new entrants and the introduction of other distribution models in our markets may harm our competitive position.

•	If we are unable to manage our growth and expand our operations successfully, our business and operating results will be harmed, and our reputation may be damaged.
•	A limited number of customers represent a significant portion of our sales, and the loss of any key customers could cause our sales to decrease significantly.
•	We rely on a limited number of parts suppliers to support our manufacturing and design processes.
•

Our future success depends on our ability to develop and successfully introduce new and enhanced products that meet the needs of our customers, as well as our ability to maintain our production schedule.

•	Unsuccessful government programs or OEM contracts could lead to reduced revenues.
•	Our inventory may rapidly become obsolete.
•

We offer an extended product warranty to cover defective products at no cost to the customer. If our products contain significant defects, we could incur significant expenses to remediate such defects, our reputation could be damaged, and we could lose market share.

•	If we fail to achieve design wins for our products, our business will be harmed.
•	If we cannot retain, attract, and motivate key personnel, we may be unable to effectively implement our business plan.
•

Any future acquisitions could require significant management attention, disrupt our business, result in dilution to our stockholders, deplete our cash reserves, and adversely affect our financial results.

•	The continuing commoditization of HPC hardware and software has resulted in increased pricing pressure.
•

If we are unable to protect our proprietary design and intellectual property rights and/or the confidentiality of our trade secrets our competitive position could be harmed, or we could be required to incur significant expenses to enforce our rights.

•	Many of our proprietary designs are in digital form and the breach of our computer systems could result in these designs being stolen.
•	Our proprietary designs are susceptible to reverse engineering by our competitors.
•

Claims by others that we, our channel partners or our end-customers infringe their intellectual property or trade secret rights could harm our business, including due to the fact that we are generally obligated to indemnify our channel partners and end-customers for certain expenses and liabilities resulting from intellectual property infringement claims regarding our products.

•

Privacy concerns relating to our products and services could damage our reputation, deter current and potential users from using our products and services, result in liability, or result in legal or regulatory proceedings.

•	Our international operations subject us to a variety of risks and challenges.
•

New regulations or standards or changes in existing regulations or standards in the United States or internationally related to our suppliers’ products may result in unanticipated costs or liabilities, which could have a material adverse effect on our business, operating results and future sales, and could place additional burdens on the operations of our business.

•	We could be adversely affected by violations of the U.S. Foreign Corrupt Practices Act and similar worldwide anti-bribery laws.
•

The price of our common stock may be volatile, and the price could decline if securities or industry analysts issue an adverse opinion regarding our stock or do not publish research or reports about our company or there are substantial future sales of shares of our common stock, amongst other things.

•	Our directors and principal stockholders own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.
•

Anti-takeover provisions in our charter documents and under Delaware law could make an acquisition of us, which may be beneficial to our stockholders, more difficult and may prevent attempts by our stockholders to replace or remove our current management and limit the market price of our common stock.

•	Our inability to raise additional capital on acceptable terms in the future may limit our ability to develop and commercialize new solutions and technologies and expand our operations.
•	We have never paid, and do not expect to pay, any cash dividends to holders of our common stock for the foreseeable future.
•

We are an “emerging growth company” and a “smaller reporting company” and we cannot be certain if the reduced disclosure requirements applicable to emerging growth and smaller reporting companies will make our common stock less attractive to investors.

Risks Related to Our Business and Industry

Navigating the demand, supply, and operational challenges associated with the ongoing coronavirus (COVID-19) pandemic unsuccessfully may affect our financial condition and results of operations.

COVID-19 has spread worldwide, resulting in shutdowns and continuing interruptions of manufacturing and commerce. COVID-19 has resulted in government authorities implementing numerous measures to try to contain it, such as travel bans and restrictions, quarantines, shelter-in-place orders, and shutdowns. These measures have impacted, and may further impact, our workforce and operations, the operations of our customers and our partners, and those of our respective vendors and suppliers. Our critical business operations, including our headquarters, most of our finished goods inventory and many of our key suppliers, are located in regions which have been impacted by COVID-19. Our customers and suppliers worldwide have also been affected and may continue to be affected by COVID-19 related restrictions and closures.

The COVID-19 pandemic has increased economic and demand uncertainty.  Supply chain disruptions, resulting from factors such as the COVID-19 pandemic, labor supply and shipping container shortages, have impacted, and may continue to impact, us and our customers, vendors, and suppliers. These disruptions have resulted in longer lead times and, increased product costs and shipping expenses. It is not currently possible to predict how long it will take for these supply chain disruptions to cease. In the fourth quarter of fiscal year 2021, the Company experienced protracted timelines and shortages for delivery of our products as a result of such supply chain disruptions.

The manufacture of product components, the final assembly of our products and other critical operations are concentrated in certain geographic locations that have been impacted by COVID-19, and local governments continue to take measures to try to contain the pandemic. There is considerable uncertainty regarding the impact of such measures and potential future measures, including restrictions on manufacturing facilities, on our support operations and workforce, or on our customers, partners, vendors and suppliers. Such measures, as well as restrictions or disruptions of transportation, such as reduced availability or increased cost of air transport, port closures and increased border controls or closures, could limit our capacity to meet customer demands and have a material adverse effect on our financial condition and results of operations.

The spread of COVID-19 has caused us to modify our business practices as we comply with state and federal mandated requirements for safety in the workplace to ensure the health, safety and welling-being of our employees. These measures include personal protective equipment, social distancing, cleanliness of the facilities and daily monitoring of the health of employees in our facilities, as well as modifying our policies on employee travel and the cancellation of physical participation in meetings, events, and conferences. We may take further actions as required by government authorities or that we determine are in the best interests of our employees, customers, partners and suppliers. Other than implementing and enforcing general policies to ensure our compliance with guidance issued by government agencies from time to time throughout the pandemic, we have not developed a specific and comprehensive contingency plan designed to address the challenges and risks presented by the COVID-19 pandemic and, even if and when we do develop such a plan, there can be no assurance that such plan will be effective in mitigating the potential adverse effects on our business, financial condition and results of operations.

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

The COVID-19 pandemic continues to impact our customers, which has impacted our sales and could have a material adverse effect on our financial condition and results of operations if our customers are unable to overcome their challenges.

The demand for some of our products and services has been reduced due to uncertainty and the economic impact of COVID-19.  In particular, in the media and entertainment and commercial airlines industries, demand for the use of outdoor media equipment has been impacted due to restrictions on, and reductions in, public gatherings and the airlines industry has been impacted by reduced travel and flight cancellations. While there have been certain government orders and restrictions that have lifted the prohibition of, and certain restrictions related to, public gatherings in particular cities, counties, and states as more people become vaccinated and the spread of COVID-19 starts to be contained and mitigated, until COVID-19 has been eradicated, we expect that demand for certain of our customers’ products and services will be limited, and thus, may impact our financial results and operations.

Many of our customers’ businesses have been severely impacted by the pandemic and some have been required to reduce employee headcount as a result. If a significant number of our customers are unable to continue as a going concern, this would have an adverse impact on our business and financial condition. In addition, many of our customers are working remotely, which may delay the timing of new business and implementations of our services.

Business disruptions could harm our business, lead to a decline in revenues and increase our costs.

Our worldwide operations could be disrupted by earthquakes, telecommunications failures, power or water shortages, outages at cloud service providers, tsunamis, floods, hurricanes, typhoons, fires, extreme weather conditions, cyber-attacks, terrorist attacks, war or military conflicts (such as the ongoing military conflict between Russia and Ukraine), medical epidemics or pandemics (including, but not limited to, COVID-19) and other natural or man-made disasters, catastrophic events or climate change. The occurrence of any of these disruptions could harm our business and result in significant losses, a decline in revenue and an increase in our costs and expenses. Any of these business disruptions could require substantial expenditures and recovery time in order to fully resume operations. Our corporate headquarters, and a portion of our research and development activities, are located in California, and other critical business operations, finished goods inventory, and some of our suppliers are located in Europe and Asia, near major earthquake faults known for seismic activity. The manufacture of product components, the final assembly of our products and other critical operations are concentrated in certain geographic locations, including California, Germany, and China. Geopolitical change or changes in government regulations and policies in the United States or abroad may result in changing regulatory requirements, economic sanctions (such as those recently imposed by the United States and other counties on Russia), trade policies, import duties and economic disruptions that could impact our operating strategies, product demand, access to global markets, hiring, and profitability. In particular, revisions to laws or regulations or their interpretation and enforcement could result in increased taxation, trade sanctions, the imposition of import duties or tariffs, restrictions and controls on imports or exports, or other retaliatory actions, which could have an adverse effect on our business plans. For example, regulations to implement the Export Control Reform Act of 2018 could have an adverse effect on our business plans. Catastrophic events can also have an impact on third-party vendors who provide us with critical infrastructure services for IT and research and development systems and personnel. In addition, geopolitical and domestic political developments, such as existing and potential trade wars, political or social unrest, military conflicts, elections and post-election developments, and other events beyond our control, can increase levels of political and economic unpredictability globally and increase the volatility of global financial markets. Political instability or adverse political developments in or around any of the major countries in which we do business would also likely harm our business, financial condition and results of operations. Our operations could be harmed if manufacturing, logistics or other operations in these locations are disrupted for any reason, including natural disasters, high heat events or water shortages, information technology system failures, military actions or economic, business, labor, environmental, public health, regulatory or political issues. The ultimate impact on us, our third-party vendors and other suppliers and our general infrastructure of being located near major earthquake faults and being consolidated in certain geographical areas is unknown. In the event a major earthquake or other disaster or catastrophic event affects us or the third-party systems on which we rely, our business could be harmed as a result of declines in revenue, increases in expenses, substantial expenditures and time spent to fully resume operations. All of these risks and conditions could materially adversely affect our future sales and operating results.

We are currently operating in a period of economic uncertainty and capital markets disruption, which has been significantly impacted by geopolitical instability due to the ongoing military conflict between Russia and Ukraine. Our business, financial condition and results of operations could be materially adversely affected by any negative impact on the global economy and capital markets resulting from the conflict in Ukraine or any other geopolitical tensions.

U.S. and global markets are experiencing volatility and disruption following the escalation of geopolitical tensions and the start of the military conflict between Russia and Ukraine. On February 24, 2022, a full-scale military invasion of Ukraine by Russian troops was reported. Although the length and impact of the ongoing military conflict is highly unpredictable, the conflict in Ukraine could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions. We are continuing to monitor the situation in Ukraine and globally and assessing its potential impact on our business.

Additionally, the recent military conflict in Ukraine has led to sanctions and other penalties being levied by the United States, European Union and other countries against Russia. Additional potential sanctions and penalties have also been proposed and/or threatened. Russian military actions and the resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets, potentially making it more difficult for us to obtain additional funds.

 Although our business has not been materially impacted by the ongoing military conflict between Russian and Ukraine to date, it is impossible to predict the extent to which our operations, or those of our suppliers and manufacturers, will be impacted in the short and long term, or the ways in which the conflict may impact our business. The extent and duration of the military action, sanctions and resulting market disruptions are impossible to predict, but could be substantial. Any such disruptions may also magnify the impact of other risks described in this Annual Report.

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

We may be adversely affected by the effects of inflation.

Inflation has the potential to adversely affect our liquidity, business, financial condition and results of operations by increasing our overall cost structure, particularly if we are unable to achieve commensurate increases in the prices we charge our customers. The existence of inflation in the economy has resulted in, and may continue to result in, higher interest rates and capital costs, shipping costs, supply shortages, increased costs of labor, weakening exchange rates and other similar effects. As a result of inflation, we have experienced and may continue to experience, cost increases. Although we may take measures to mitigate the impact of this inflation, if these measures are not effective our business, financial condition, results of operations and liquidity could be materially adversely affected. Even if such measures are effective, there could be a difference between the timing of when these beneficial actions impact our results of operations and when the cost inflation is incurred.

The market for our products is developing and may not develop as we expect.

The market for cutting-edge, high-performance computing products is characterized by rapid advances in technologies. We believe our future success will depend in large part on our ability to develop products, new business initiatives and creating innovative and custom designs for our customers. The growth of server clusters, specialized or high-performance applications, and hosted software solutions which require fast and efficient data processing, is crucial to our success. It is difficult to predict the development of the demand for high-performance computing, supercomputers, and related hardware solutions, the size and growth rate for this market, the entry of competitive products, or the success of existing competitive products. Any expansion in our market depends on several factors, including the demand, cost, performance, and perceived value associated with our products. If our products are not adopted or there is a reduction in demand for our products caused by a lack of customer acceptance, a slowdown in demand for computational power, an overabundance of unused computational power, technological challenges, competing technologies and products, decreases in corporate spending, weakening economic conditions, or otherwise, it could result in reduced customer orders, early order cancellations, the loss of customers, or decreased sales, any of which would adversely affect our business, operating results, and financial condition.

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

Servers, computer accelerators, flash storage arrays, PCIe expansion products, and other products that we design, manufacture, and sell or license are subject to competition. The computer hardware and technology fields are well established with limited, and in many cases no, intellectual property and technological barriers to entry. The markets in which we operate are competitive and we expect competition to increase in the future from established competitors and new market entrants. The markets are influenced by, among others, brand awareness and reputation, price, strength and scale of sales and marketing efforts, professional services and customer support, product features, reliability and performance, scalability of products, and breadth of product offerings. Due to the nature of our products, competition occurs at the design, performance, and sales stages. A design or sales win by us does not limit further competition and our customers may purchase competitive products from third parties at any time. This competition could result in increased pricing pressure, reduced profit margins, increased sales and marketing expenses and failure to increase, or the loss of, market share, any of which would likely seriously harm our business, operating results, or financial condition. From a cost and control perspective, our products are specialized and thus generally cost more than our competitors’ products. If our ability to design specialized solutions is deemed to be on par or of lesser value than competing solutions, we could lose our customers and prospects.

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

The markets for development, distribution, and sale of our high-performance computing solutions are rapidly evolving. New entrants seeking to gain market share by introducing new technology, new products and new server configurations may make it more difficult for us to sell our products and earn design wins, which could create increased pricing pressure, reduced profit margins, increased sales and marketing expenses, or the loss of market share or expected market share, any of which may significantly harm our business, operating results and financial condition.

Large computer hardware and equipment manufacturers and suppliers have traditionally designed, produced, and sold general purpose servers, and storage arrays and related products and equipment. Our customers supplement these general-

purpose systems by purchasing our specialized or customized systems or supplemental products which improve the speed, efficiency, or performance of such systems. If the speed, efficiency, or computational power of such general purpose systems increases such that supplemental or specialized products become unnecessary, or the cost of such general purpose systems declines such that it is more cost effective for prospective customers to add general-purpose equipment rather than specialized or supplemental equipment, we could experience a significant decline in demand for the products which may significantly harm to our business, operating results and financial condition.

Our products compete with and supplement general purpose servers, storage systems and related equipment. If the producers of general-purpose equipment implement proprietary standards, software, interfaces, or other interoperability restrictions, including controls which restrict the equipment’s compatibility with third party systems, we could experience a significant decline in sales because our products would not be interoperable with such systems, resulting in significant harm to our business, operating results and financial condition.

In our marketplace, general-purpose equipment is traditionally mass-produced and available to order while specialized equipment and custom bulk-order equipment is subject to a bid-based purchase system. If one or more large manufacturers of general or standard server storage arrays, or related products and equipment provide specialized, customized, or supplementary equipment on a made-to-order or generally available basis, we could be forced to reduce our prices or change our selling model to remain competitive which would significantly harm to our business, operating results and financial condition.

If we are unable to manage our growth and expand our operations successfully, our business and operating results will be harmed, and our reputation may be damaged.

We have expanded our operations significantly since inception and anticipate that further significant expansion will be required to achieve our business objectives. The growth and expansion of our business and product offerings places a continuous and significant strain on our management, operational and financial resources. Any such future growth would also add complexity to and require effective coordination throughout our organization. To manage any future growth effectively, we must continue to improve and expand our information technology and financial infrastructure, our operating and administrative systems and controls, and our ability to manage headcount, capital, and processes in an efficient manner. We may not be able to successfully implement improvements to these systems and processes in a timely or efficient manner, which could result in additional operating inefficiencies and could cause our costs to increase more than planned. If we do increase our operating expenses in anticipation of the growth of our business and this growth does not meet our expectations, our operating results may be negatively impacted. If we are unable to manage future expansion, our ability to provide high quality products and services could be harmed, which could damage our reputation and brand, and may have a material adverse effect on our business, operating results and financial condition.

A limited number of customers represent a significant portion of our sales. If we were to lose any of these customers, our sales could decrease significantly.

In the years ended December 31, 2021 and 2020, approximately 36% and 24%, respectively, of net sales were attributable to two customers.  This concentration is with two customers, disguise and Raytheon. In addition, a few products comprise a significant amount of our sales, and the discontinuation, modification, or obsolescence of such products could materially and adversely affect our sales and results of operations. Any loss of, or a significant reduction in purchases by, our significant customers or a decrease in the high-performance applications that drive the use of our products, or the modification, discontinuation, or obsolescence of a device which constitutes a significant portion of our sales could have an adverse effect on our financial condition and operating results.

Some of our contracts allow our customers to have access to the design drawings for products which we have designed and manufacture for them.

Some of our contracts allow our customers to have access to the design drawings for products that we have designed and manufactured for them. In some cases, these drawings are included as a deliverable in conjunction with their non-recurring engineering fee, and in other cases, an additional fee is required to obtain the drawings package.  Since these customers have access to the drawings, there is no guarantee that they will continue to purchase the manufactured products from OSS. This arrangement applies particularly to our large media and entertainment customer. To our knowledge, our current customers have not had any of the OSS-designed products manufactured by anyone other than OSS, but they may have the capability to do so in the future.

We rely on a limited number of parts suppliers to support our manufacturing and design processes.

We rely on a limited number of suppliers to provide us with the necessary devices, parts and systems to allow us to build, design and manufacture our products, and the failure to manage our relationships with these parties successfully, or disruptions to our suppliers’ businesses caused by COVID-19, supply chain, and or other factors, could adversely affect our ability to market and sell our products. In the years ended December 31, 2021 and 2020, suppliers for which purchases represent greater than 10% of our total parts purchases accounted for approximately 12.6% and 18.3% of materials purchased, respectively. This concentration is with one supplier, Concisys Inc.

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

Global pandemics or other disasters or public health concerns in regions of the world where we have operations or source material or sell products, such as outbreaks of novel coronavirus or H1N1 flu could result in the disruption of our business. Specifically, the ongoing COVID-19 pandemic has resulted in increased travel restrictions and extended shutdowns or disruptions of certain businesses in the region. These or any governmental developments or health concerns in countries in which we operate could result in social, economic, or labor instability. Although we are monitoring the situation regularly, it is currently unknown whether the outbreak will continue to disrupt our product shipments or impact manufacturing in the region over a prolonged period. If such disruption were to extend over a prolonged period, it could have a material adverse impact on our business and our financial results. Any disruption resulting from similar events could also cause significant delays in shipments of our products until we are able to resume normalized operations, and this could have a material negative impact on our results of operations and cash flows. We do not yet know the full extent of potential delays or impacts on our business, operations, or the global economy. Currently, we are experiencing unavailability of product and limited supplies, protracted delivery dates for componentry, increasing product costs, and changes in minimum order quantities to secure product. As a result, we are carrying increased inventory balances to ensure availability of necessary products and to secure pricing. Additionally, products that are in the "work-in-process” stage and our inventory of finished goods have increased due to timing variances in the availability of certain componentry necessary to complete our products.

Our future success depends on our ability to develop and successfully introduce new and enhanced products that meet the needs of our customers.

Our sales depend on our ability to anticipate our existing and prospective customers’ needs and develop products that address those needs. Our future success will depend on our ability to design new products, anticipate technological improvements and enhancements, and to develop products that are competitive in the rapidly changing computer hardware and software industry. Introduction of new products and product enhancements will require coordination of our efforts with those of our customers, suppliers, and manufacturers to develop products that offer performance features desired by our customers and performance and functionality superior or more cost effective than solutions offered by our competitors. If we fail to coordinate these efforts, develop product enhancements, or introduce new products that meet the needs of our customers as scheduled, our operating results will be materially and adversely affected, and our business and prospects will be harmed. We cannot assure that product introductions will meet our anticipated release schedules or that our products will be competitive in the market. Furthermore, given the rapidly changing nature of the computer equipment market, there can be no assurance our products and technology will not be rendered obsolete by alternative or competing technologies.

Delays in our production cycle could result in outdated equipment or decreased purchases of our products.

The design and manufacture of our products can take several months to several years. The length of such process depends on the complexity and purpose of the system or equipment being designed, and may be affected by factors such as: the development and design of unique or specialized systems, the fabrication, availability, and supply of parts, the customization of parts as applicable, the manufacture and/or assembly of the units, quality control testing, and the development and incorporation of new technologies. If our products are outdated upon completion of this process, our sales could materially decline, and it may be necessary to sell products at a loss.

Unsuccessful government programs or OEM contracts could lead to reduced revenues.

We design and manufacture certain products to fit the specifications of government programs or OEM contracts. These programs may take months or years to complete and involve significant investment of our time, money, and resources. We generally receive upfront fees for these programs but there is often no or little obligation on the part of our customer to purchase large volumes of products at the time of final product launch. Unsuccessful product launches could lead to reduced revenues and/or potential returns of products, which could have a material adverse effect on our financial condition and operating results. We may be forced to sell products at a loss or spend a significant amount of resources to find additional customers for these products if these programs do not fit the future needs of our intended customers.

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

We offer product warranties that generally extend for one or two years from date of sale that require us to repair or replace defective products returned by the customer during the warranty period at no cost to the customer. Our product warranties are in addition to warranties we receive from our vendors. Existing and future product guarantees and warranties place us at the risk of incurring future returns and repair and/or replacement costs.

While we engage in product quality programs and processes, including monitoring and evaluating the quality of our components sourced from our suppliers, our warranty obligation is affected by actual product defect rates, parts and equipment costs and service labor costs incurred in correcting a product defect. We record an estimate for anticipated warranty-related costs based on historical and estimated future product return rates and expected repair or replacement costs. Although such costs have historically been within management’s expectations and our warranty reserves (when coupled with warranty coverage provided by our vendors) have been sufficient to cover such costs, our reserves set aside to cover warranty returns may be inadequate due to an unanticipated number of customer returns, undetected product defects, unanticipated component failures or changes in estimates for material, labor and other costs we may incur to replace projected product defects. As a result, if actual customer returns, product defect rates, parts and equipment costs or service labor costs exceed our estimates, or we experience unexpected changes in failure rates, we could experience a material adverse effect on our business, financial condition and results of operations.

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

If we cannot retain, attract, and motivate key personnel, we may be unable to effectively implement our business plan.

Our success depends in large part upon our ability to retain, attract and motivate highly skilled management, development, marketing, sales, and service personnel. The loss of and failure to replace key technical management and personnel, including David Raun, our Chief Executive Officer, and John Morrison, our Chief Financial Officer, could adversely affect multiple development efforts. We have entered into employment agreements with most of our executive officers, though they may terminate employment with us at any time, for any reason and with no advance notice. We may lose key personnel to other high technology companies or to other larger companies with significantly greater resources than us who may recruit our key personnel. The replacement of members of our senior management team or other key personnel may involve significant time and costs, and the loss of these employees could significantly delay or prevent the achievement of our business objectives.

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

Acquisitions involve numerous risks, including, without limitation, the following:

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

Acquisitions of high-technology companies and assets are inherently risky and subject to many factors outside of our control and no assurance can be given that our completed or future acquisitions will be successful and will not materially adversely affect our business, operating results, or financial condition. Failure to manage and successfully integrate acquisitions could materially harm our business and operating results.

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

Our ability to compete effectively is dependent in part upon our ability to protect our proprietary technology. We rely on patents, trademarks, trade secret laws, confidentiality procedures and licensing arrangements to protect our intellectual property rights. There can be no assurance these protections will be available in all cases or will be adequate to prevent our competitors from copying, reverse engineering or otherwise obtaining and using our technology, proprietary rights or products. For example, the laws of certain countries in which our products are manufactured or licensed do not protect our proprietary rights to the same extent as the laws of the United States. In addition, third parties may seek to challenge, invalidate, or circumvent our patents, trademarks, copyrights and trade secrets, or applications for any of the foregoing. There can be no assurance that our competitors will not independently develop technologies that are substantially equivalent or superior to our technology or design around our proprietary rights. In each case, our ability to compete could be significantly impaired.

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

We have agreed, and expect to continue to agree, to indemnify our channel partners and end-customers for certain intellectual property infringement claims regarding our products. As a result, in the case of infringement claims against these channel partners and end-customers, we could be required to indemnify them for losses resulting from such claims or to refund amounts they have paid to us. Our channel partners and other end-customers in the future may seek indemnification from us in connection with infringement claims brought against them regarding our products. These claims, regardless of their merits or outcome, would likely be time consuming expensive to resolve, and could divert management’s time and attention from managing our business.

Privacy concerns relating to our products and services could damage our reputation, deter current and potential users from using our products and services, result in liability, or result in legal or regulatory proceedings.

Our products and services may provide us with access to sensitive, confidential, or personal data or information that is subject to privacy and security laws and regulations. Concerns about our practices with regard to the collection, use, retention, security or disclosure of personal information or other privacy-related matters, even if unfounded, could damage our reputation and adversely affect our operating results. The theft, loss, or misuse of personal data collected, used, stored, or transferred by us to run our business or by one of our partners could result in significantly increased security costs, damage to our reputation, regulatory proceedings, disruption of our business activities or increased costs related to defending legal claims.

Worldwide regulatory authorities are considering and have approved various legislative proposals concerning data protection, which continue to evolve and apply to our business. For example, the European Union adopted the General Data Protection Regulation (“GDPR”), which took effect in May 2018 and requires companies to meet requirements regarding the handling of personal data, including its use, protection, and the ability of persons whose data is stored to correct or delete such data about themselves. Failure to meet GDPR requirements could result in penalties of up to 4% of worldwide revenue. In addition, the interpretation and application of consumer and data protection laws in the United States, Europe and elsewhere are often uncertain and fluid, and may be interpreted and applied in a manner that is inconsistent with our data practices. If so, we may be ordered to change our data practices and/or be fined.

In addition, California enacted the California Consumer Privacy Act (“CCPA”), which took effect on January 1, 2020.  The CCPA gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. The CCPA may increase our compliance costs and potential liability. Some observers have noted that the CCPA could mark the beginning of a trend toward more stringent state privacy, data protection, and data security legislation in the U.S., which could increase our potential liability and adversely affect our business. The CCPA will be expanded substantially on January 1, 2023, when the California Privacy Rights Act of 2020 (“CPRA”) becomes fully operative. The CPRA will, among other things, give California residents the ability to limit use of certain sensitive personal information, further restrict the use of cross-contextual advertising, establish restrictions on the retention of personal information, expand the types of data breaches subject to the CCPA’s private right of action, provide for increased penalties for CPRA violations concerning California residents under the age of 16, and establish a new California Privacy Protection Agency to implement and enforce the new law.

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

Our international operations subject us to a variety of risks and challenges, including, without limitation, exposure to fluctuations in foreign currency exchange rates, increased management, travel, infrastructure and legal compliance costs associated with having international operations; reliance on channel partners; increased financial accounting and reporting burdens and complexities; compliance with foreign laws and regulations, which are subject to change; compliance with U.S. laws and regulations for foreign operations; conflicts between U.S. laws and regulations and foreign laws and regulations; import and export licensing requirements; and reduced protection for intellectual property rights in some countries and practical difficulties of enforcing rights abroad. In addition, political and economic changes, including international conflicts (such as the ongoing conflict between Russia and Ukraine) and terrorist acts, throughout the world may interfere with our, our suppliers’ and/or our customers’ activities in particular locations and result in a material adverse effect on our business, financial condition, and operating results. Any of these risks could adversely affect our international operations, reduce our international sales or increase our operating costs, adversely affecting our business, operating results and financial condition and growth prospects.

We are subject to governmental export and import controls that could impair our ability to compete in international markets due to licensing requirements and subject us to liability if we are not in compliance with applicable laws.

Our products are subject to export control and import laws and regulations, including the U.S. Export Administration Regulations, U.S. Customs regulations and various economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Controls. Exports of our products must be made in compliance with these laws and regulations. If we violate these laws and regulations, we and certain of our employees, could be subject to substantial civil or criminal penalties, including the possible loss of export or import privileges, fines, which may be imposed on us and responsible employees or managers and, in extreme cases, the incarceration of responsible employees or managers. In addition, if our channel partners, agents, or consultants fail to obtain appropriate import, export or re-export licenses or authorizations, we may also be adversely affected through reputational harm and penalties. Obtaining the necessary authorizations, including any required license, for a particular sale may be time-consuming, is not guaranteed and may result in the delay or loss of sales opportunities. Changes in our products or changes in applicable export or import laws and regulations may also create delays in the introduction and sale of our products in international markets, prevent our end-customers with international operations from deploying our products or, in some cases, prevent the export or import of our products to certain countries, governments or persons altogether. Any change in export or import laws and regulations, shift in the enforcement or scope of existing laws and regulations, or change in the countries, governments, persons or technologies targeted by such laws and regulations, could also result in decreased use of our products, or in our decreased ability to export or sell our products to existing or potential end-customers with international operations. Any decreased use of our products or limitation on our ability to export or sell our products would likely adversely affect our business, financial condition and operating results.

New regulations or standards or changes in existing regulations or standards in the United States or internationally related to our suppliers’ products may result in unanticipated costs or liabilities, which could have a material adverse effect on our business, operating results and future sales, and could place additional burdens on the operations of our business.

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

The trading price of our common stock may fluctuate substantially. The trading price of our common stock will depend on several factors, including those described in this “Risk Factors” section, many of which are beyond our control and may not be related to our operating performance. These fluctuations could cause you to lose all or part of your investment in our common stock if you are unable to sell your shares at or above the price you paid.  Factors that could cause fluctuations in the trading price of our common stock include, amongst other things:

•	price and volume fluctuations in the overall stock market from time to time;

•	volatility in the market prices and trading volumes of technology stocks;
•	changes in operating performance and stock market valuations of other technology companies generally, or particularly, those companies in our industry;
•	sales of shares of our common stock or other securities by us or our stockholders;
•

failure of financial analysts to maintain coverage of us, changes in financial estimates by any analysts who follow the Company, or our failure to meet these estimates or the expectations of investors;

•	the financial projections we may provide to the public, any changes in those projections or our failure to meet those projections;
•	announcements by us or our competitors of new products or new or terminated significant contracts, commercial relationships or capital commitments;
•	the public’s reaction to our press releases, other public announcements and filings with the SEC;
•	rumors and market speculation involving us or other companies in our industry;
•	actual or anticipated changes in our operating results or fluctuations in our operating results;
•	actual or anticipated developments in our business, our competitors’ businesses, or the competitive landscape generally;
•	litigation involving us, our industry or both or investigations by regulators into our operations or those of our competitors;
•	developments or disputes concerning our intellectual property or other proprietary rights;
•	announced or completed acquisitions of businesses or technologies by us or our competitors;
•	new laws or regulations or new interpretations of existing laws or regulations applicable to our business;
•	changes in accounting standards, policies, guidelines, interpretations or principles;
•	any major change in our management;
•	general economic conditions and slow or negative growth of our markets; and
•	other events or factors, including those resulting from war, incidents of terrorism or responses to these events.

In addition, the stock market in general, and the market for technology companies in particular, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of the relevant companies. Broad market and industry factors, as well as general economic, political and market conditions, such as recessions or interest rate changes, may seriously affect the market price of our common stock, regardless of our actual operating performance.

In the past, following periods of volatility in the overall market and the market prices of particular companies’ securities, securities class action litigation has often been instituted against these companies. Litigation of this type, if instituted against us, could result in substantial costs and a diversion of our management’s attention and resources. Any adverse determination in any such litigation or any amounts paid to settle any such actual or threatened litigation could require that we make significant payments.

Our directors and principal stockholders own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.

Our directors, executive officers and significant stockholders have substantial control over the Company and could delay or prevent a change in corporate control. Our directors, executive officers, and holders of more than 5% of our common stock, together with their affiliates, beneficially own, in the aggregate, 26.7% of our outstanding common stock, based on the number of shares outstanding as of February 28, 2022. As a result, these stockholders, acting together, would have the ability to control the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, would have the ability to control the management and affairs of the Company. Accordingly, this concentration of ownership might adversely affect the market price of our common stock by:

•	delaying, deferring or preventing a change in control of the Company;

•	impeding a merger, consolidation, takeover, or other business combination involving the Company; or
•	discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of the Company.

If securities or industry analysts issue an adverse opinion regarding our stock or do not publish research or reports about our Company, our stock price and trading volume could decline.

The trading market for our common stock will depend in part on the research and reports that equity research analysts publish about us and our business. We anticipate having limited analyst coverage and we may continue to have inadequate analyst coverage in the future. Even if we obtain adequate analyst coverage, we will have no control over such analysts or the content and opinions in their reports. Securities analysts may elect not to provide research coverage of our Company and such lack of research coverage may adversely affect the market price of our common stock. The price of our common stock could also decline if one or more equity research analysts downgrade our common stock or if those analysts issue other unfavorable commentary or cease publishing reports about us or our business. If one or more equity research analysts cease coverage of our Company, we could lose visibility in the market, which in turn could cause our stock price to decline.

Substantial future sales of shares of our common stock could cause the market price of our common stock to decline.

The market price of shares of our common stock could decline as a result of substantial sales of our common stock, particularly sales by our directors, executive officers and significant stockholders, a large number of shares of our common stock becoming available for sale, or the perception in the market that holders of a large number of shares intend to sell their shares. As of February 28, 2022, we have 18,878,183 shares of our common stock outstanding.

We have the right to designate and issue shares of preferred stock. If we were to designate and/or issue additional preferred stock, it is likely to have rights, preferences and privileges that may adversely affect the common stock.

We are authorized to issue 10,000,000 shares of blank-check preferred stock, with such rights, preferences and privileges as may be determined from time to time by our board of directors. Our board of directors is empowered, without stockholder approval, to issue preferred stock in one or more series, and to fix for any series the dividend rights, dissolution or liquidation preferences, redemption prices, conversion rights, voting rights, and other rights, preferences, and privileges for the preferred stock. Currently, we do not have any series of preferred stock designated or shares of preferred stock issued and outstanding.

The issuance of shares of preferred stock, depending on the rights, preferences, and privileges attributable to the preferred stock, could reduce the voting rights and powers of the common stock and the portion of our assets allocated for distribution to common stockholders in a liquidation event, and could also result in dilution in the book value per share of the common stock. The preferred stock could also be utilized, under certain circumstances, as a method for raising additional capital or discouraging, delaying or preventing a change in control of the Company, to the detriment of the investors in the common stock offered hereby. We cannot assure that we will not, under certain circumstances, issue shares of our preferred stock.

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

Provisions in our certificate of incorporation and amended and restated bylaws may have the effect of delaying or preventing a change of control or changes in our management. Some of these provisions:

•	authorize our board of directors to issue, without further action by the stockholders, up to 10,000,000 shares of undesignated preferred stock and up to 50,000,000 shares of authorized common stock;
•	require that any action to be taken by our stockholders be affected at a duly called annual or special meeting, and not by written consent;
•	specify that special meetings of our stockholders can be called only by our board of directors, the chairman of the board of directors, the chief executive officer or the president;
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

Additional funding may not be available to us on acceptable terms, or at all. If we raise funds by issuing equity securities, dilution to our stockholders could result. Any equity securities issued also may provide for rights, preferences, or privileges senior to those of holders of our common stock. The terms of debt securities issued or borrowings could impose significant restrictions on our operations. The incurrence of indebtedness or the issuance of certain equity securities could result in increased fixed payment obligations and could also result in restrictive covenants, such as limitations on our ability to incur additional debt or issue additional equity, limitations on our ability to acquire or license intellectual property rights, and other operating restrictions that could adversely affect our ability to conduct our business. In addition, the issuance of additional equity securities by us, or the possibility of such issuance, may cause the market price of our common stock to decline. If we raise additional funds through collaboration and licensing arrangements with third parties, it may be necessary to relinquish some rights to our technologies or our products, or to grant licenses on terms that are not favorable to us. If we are unable to raise adequate funds, we may have to liquidate some or all of our assets, or delay or reduce the scope of our development programs. We also may have to reduce marketing; customer support or other resources devoted to our products or cease operations. Any of these actions could harm our business, operating results, and financial condition.

We have never paid, and do not expect to pay, any cash dividends to holders of our common stock for the foreseeable future.

We have never paid, and do not expect to pay, cash dividends to holders of our common stock at any time in the foreseeable future. Anyone considering investing in shares of our common stock should not rely on such investment to provide dividend income. Instead, we plan to retain any earnings to establish, maintain and expand our operations and product offerings. In addition, any future debt financing arrangement may contain terms prohibiting or limiting the amount of dividends that may be declared or paid on our stock. Accordingly, investors must rely on sales of their shares of common stock after price appreciation, which may never occur, as the only way to realize any return on their investment.

We are an “emerging growth company” and a “smaller reporting company,” and the reduced public company reporting and disclosure requirements applicable to emerging growth companies and smaller reporting companies may make our common stock less attractive to investors.

We qualify as an “emerging growth company,” as defined in the JOBS Act. For as long as we continue to be an emerging growth company, we may choose to take advantage of certain exemptions from various reporting requirements applicable to other public companies but not to emerging growth companies, which includes, among other things:

•	being permitted to have only two years of audited financial statements and only two years of management’s discussion and analysis of financial condition and results of operations disclosure;
•	an exemption from the auditor attestation requirements under Section 404(b) of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”);
•

not being required to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board (“PCAOB”) regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements;

•	reduced disclosure obligations regarding executive compensation, amongst other things, in our periodic reports and proxy statements; and
•	exemption from the requirements of holding non-binding stockholder votes on executive compensation arrangements and stockholder approval of any golden parachute payments not previously approved.

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

In addition, we are currently a “smaller reporting company,” as defined in the Exchange Act, and have elected to take advantage of certain of the scaled disclosures available to smaller reporting companies. To the extent that we continue to qualify as a “smaller reporting company” as such term is defined in Rule 12b-2 under the Exchange Act, after we cease to qualify as an emerging growth company, certain of the exemptions available to us as an “emerging growth company” may continue to be available to us as a “smaller reporting company,” including exemption from compliance with the auditor attestation requirements pursuant to the Sarbanes-Oxley Act and reduced disclosure about our executive compensation arrangements, amongst other things. We will continue to be a “smaller reporting company” until we have more than $250 million in public float (based on our common stock) measured as of the last business day of our most recently completed second fiscal quarter or, in the event we have no public float (based on our common stock), annual revenues of more than $100 million during the most recently completed fiscal year.

As a result of the foregoing, the information we provide may be different than the information that is available with respect to other public companies. We cannot predict if investors will find our common stock less attractive if we rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2. PROPERTIES.

Our corporate headquarters are in a leased space comprising of approximately 29,342 square feet in Escondido, California under a lease that expires in August 2024. We also lease a 3,208 square foot facility in Salt Lake City, Utah that expires in June 2023, that houses our Ion software development team. Additionally, we lease a 1,632 square foot facility located in Anaheim, California, with the lease expiring in June 2023. Bressner Technology leases space comprising of 8,073 square feet on a month-to-month lease.

We believe our existing facilities and equipment are in good operating condition and are suitable for the conduct of our business.

ITEM 3. LEGAL PROCEEDINGS.

We are subject to litigation, claims, investigations, and audits arising from time to time in the ordinary course of our business.  See footnote No. 12 “Commitments and Contingencies” in the accompanying consolidated financial statements.

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock, par value $0.0001, per share is publicly traded on The Nasdaq Capital Market under the symbol “OSS”.  Below is our quarterly information with respect to the high and low sale prices for our common stock for such time periods.

	High	Low
First Quarter (through March 17, 2022)	$5.19	$3.75	*

* On March 17, 2022, the closing price was $3.90

	2021			2020
Year ended December 31, 2021 and 2020:	High	Low		High	Low
First Quarter	$9.50	$3.61		$3.01	$0.59
Second Quarter	$6.94	$4.27		$2.63	$1.15
Third Quarter	$6.66	$4.78		$3.14	$1.80
Fourth Quarter	$5.66	$4.40		$5.33	$2.08

Holders

As of February 28, 2022, there were 18,878,183 shares of our common stock outstanding held by approximately 60 holders of record of our common stock.  This number was derived from our stockholder records and does not include beneficial holders of our common stock whose shares are held in “street name” with various dealers, clearing agencies, banks, brokers, and other fiduciaries.

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

Unregistered Sales of Equity Securities

During the year ended December 31, 2021, there were no unregistered sales of our securities that were not reported in a Current Report on Form 8-K or our Quarterly Reports on Form 10-Q.

Issuer Repurchases of Equity Securities

None.

ITEM 6. [RESERVED].

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion and analysis of our financial condition and operating results together with our financial statements and related notes included elsewhere in this Annual Report. This discussion and analysis contain forward-looking statements based upon current beliefs, plans and expectations that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” or in other parts of this Annual Report.

Overview

One Stop Systems, Inc. (“OSS”) designs, manufactures, and markets specialized high-performance computing modules and systems, which are designed to target edge deployments.  These specialized modules and systems consist of computers and storage products that incorporate the latest state-of-the art components with our embedded proprietary software. Such modules and systems allow our customers to offer high-end computing capabilities (often integrated within their equipment) to their target markets and applications.  Edge computing is a form of computing that is done on site, near a particular data source or the user (rather than in the cloud), minimizing the need for data to be processed in a remote data center. The global increase in load on the cloud infrastructure and increase in artificial intelligence (“AI”) applications, are the primary factors driving the growth of the edge computing market.  We market our products to manufacturers of automated equipment used for media and entertainment, medical, industrial, and military applications. Our customer applications often require connection to a wide array of data sources and sensors, ultra-fast processing power, and the ability to quickly access and store large and ever-growing data sets at their physical location (rather than in the cloud). This equipment requires datacenter class performance optimized for deployment at the edge in challenging environments.   Many of these edge applications have unique requirements, including special and compact form factors ruggedized for harsh conditions, which cannot be accommodated by traditional controlled air-conditioned data centers.  We believe that we are uniquely positioned as a specialized provider to address the needs of this this market, providing custom servers, data acquisition platforms, compute accelerators, solid-state storage arrays, system I/O expansion systems, as well as edge optimized industrial and panel PCs, tablets, and handheld compute devices. Our systems also offer industry leading capabilities that occupy less physical space and require less power consumption. We deliver this high-end technology to our customers through the sale of equipment and embedded software.

One Stop Systems, Inc. was originally incorporated as a California corporation in 1999, after initially being formed as a California limited liability company in 1998. On December 14, 2017, the Company was reincorporated as a Delaware corporation in connection with its initial public offering of its securities.

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

On October 31, 2018, OSS GmbH acquired 100% of the outstanding stock of Bressner Technology GmbH, a Germany limited liability company located near Munich, Germany (“Bressner”).  Bressner designs and manufactures standard and customized servers, panel PCs, and PCIe expansion systems.  Bressner also provides manufacturing, test, sales, and marketing services for customers throughout Europe.

Recent Developments

In March 2020, the World Health Organization declared the outbreak of Coronavirus, or COVID-19, a global pandemic and the United States federal government declared it a national emergency. The COVID-19 pandemic continues to impact worldwide economic activity. A public health pandemic, including COVID-19, poses the risk that we or our employees, contractors, customers, suppliers, manufacturers, distribution partners, and other partners may be prevented from conducting business activities for an indefinite period, including due to restriction or shutdowns that may be requested or mandated by governmental authorities.

Despite global efforts to slow the spread of the COVID-19 and to mitigate its effects, COVID-19 continues to impact worldwide economic activity, and the ongoing effects of the COVID-19 pandemic has adversely impacted, and may continue to adversely impact, many aspects of our business. In response to the COVID-19 pandemic, many state, local, and foreign governments have put in place restrictions to control the spread of the disease. Such restrictions, or the perception that further restrictions could occur, have resulted in business closures, work stoppages, slowdowns, delays, work-from-home policies, travel restrictions, and cancellation or postponement of events, among other effects that have impacted productivity and disrupted our operations and those of our partners, manufacturers, suppliers, contractors, and customers.

One way that COVID-19 has directly affected our operations is that we have experienced increased pricing and/or shortages of certain parts and supplies that are necessary components to the products and services we offer to our customers, and as a result, are experiencing longer lead-times. COVID-19 has indirectly affected our operations as well. For instance, some of our customers experienced downturns or uncertainty in their own business operations and revenue, and as a result, these customers have (and may continue to) decreased or delayed their technology spending, requested pricing concessions or payment extensions, or sought to renegotiate their contracts.

During the pandemic, as state, local, and foreign governments implemented (and may continue to implement) preventative measures to contain or mitigate the outbreak of COVID-19, the usage of our products and services fluctuated, and we cannot predict how usage levels will continue to be impacted by these preventative measures. There is no assurance that customers will continue to use our products and services, or to the same extent, as the COVID-19 pandemic begins to taper off or after it ends. As a result, it has been difficult to accurately forecast our revenues or financial results, especially given that the near and long term impact of the pandemic remains uncertain. In addition, while the potential impact and duration of the COVID-19 pandemic on the economy and our business may be difficult to assess or predict, the pandemic has resulted in, and may continue to result in, significant disruption of global financial markets, and may reduce our ability to access additional capital, which could negatively affect our liquidity in the future. Our results of operations could be materially below our forecasts as well, which could adversely affect our results of operations, disappoint analysts and investors, or cause our stock price to decline.

Furthermore, a decrease in orders in a given period could negatively affect our revenues in future periods. The COVID-19 pandemic may also have the effect of heightening many of the other risks described in the “Risk Factors” section of this Annual Report, including risks associated with our customers and supply chain. We may take further actions that alter our operations as may be required by federal, state, or local authorities from time to time, or which we determine are in our best interests. While much of our operations can be performed remotely, certain activities often require personnel to be on-site, and our ability to carry out these activities has been, and may continue to be negatively impacted if our employees or local personnel are not able to travel. In addition, for activities that may be conducted remotely, there is no guarantee that we will be as effective while working remotely because our team is dispersed and many employees and their families have been negatively affected, mentally or physically, by the COVID-19 pandemic. Decreased effectiveness and availability of our team could harm our business. In addition, we may decide to postpone or cancel planned investments in our business in response to changes in our business as a result of the spread of COVID-19, which may impact our ability to attract and retain customers and our rate of innovation, either of which could harm our business.

We do not yet know the full extent of potential delays or impacts on our business, operations, or the global economy. Although our business continued to be negatively impacted by the pandemic in 2021, our results of operations predominantly improved as compared to 2020. Currently, we are experiencing unavailability of product and limited supplies, protracted delivery dates for componentry, increasing product costs, and changes in minimum order quantities to secure product.  As a result, we are carrying increased inventory balances to ensure availability of necessary products and to secure pricing.  Additionally, products that are in the “work-in-process” stage and our inventory of finished goods have increased due to timing and availability of certain componentry necessary to complete our products.

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

On March 1, 2021, we entered into a Securities Purchase Agreement with an accredited investor, pursuant to which we issued and sold, in a registered direct offering, 1,497,006 shares of Company common stock to the purchaser at an offering price of $6.68 per share. The registered offering was conducted pursuant to our effective shelf registration statement on Form S-3 (Registration No. 333-231513), discussed above.  As compensation for their services, we paid to the placement agents a fee equal to 7.0% of the gross proceeds received by us as a result of the registered offering, and reimbursed the placement agents for certain expenses incurred in connection with such offering. The net proceeds to us from the registered offering were approximately $9.2 million, after deducting certain fees payable to the placement agents and our transaction expenses.

On May 19, 2021, our stockholders approved, by a majority of votes cast, a proposal to increase the number of shares of commons stock authorized for issuance under our 2017 Plan from 1,500,000 shares to 3,000,000 shares of common stock pursuant to the terms and conditions of the 2017 Plan.  The amendment took effect upon receipt of stockholder approval.

Components of Results of Operations

Revenue

The Company recognizes revenue under accounting standard ASC 606.  Revenue is primarily generated from the sale of computer hardware and engineering services, and, to a minimal extent, revenue is also generated from the sale of software and sales of software maintenance and support contracts.   The Company’s performance obligations are satisfied over time as work is performed or at a specific point in time. The majority of the Company’s revenue is recognized at that point in time when products ship and control is deemed to be transferred to the customer. The Company determines revenue recognition through the following steps: (1) identification of the contract with a customer; (2) identification of the performance obligations in the contract; (3) determination of the transaction price; (4) allocation of the transaction price to the performance obligations in the contract; and (5) recognition of revenue when, or as, a performance obligation is satisfied.

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

Results of Operations

The following tables set forth our results of operations for the years ended December 31, 2021 and 2020, respectively, presented in dollars and as a percentage of revenue.

	For the Year Ended December 31,
	2021	2020
Revenue	$61,982,104	$51,895,388
Cost of revenue	42,342,815	35,460,774
Gross profit	19,639,289	16,434,614
Operating expenses:
General and administrative	7,658,418	8,418,358
Marketing and selling	6,201,228	4,120,778
Research and development	4,032,616	4,319,759
Total operating expenses	17,892,262	16,858,895
Income (loss) from operations	1,747,027	(424,281)
Other income (expense):
Interest income	244,382	418,379
Interest expense	(527,139)	(550,774)
Gain on forgiveness of Paycheck Protection Program (PPP) loan and interest	1,514,354	-
Other expense, net	(40,176)	(53,612)
Total other income (expense), net	1,191,421	(186,007)
Income (loss) before income taxes	2,938,448	(610,288)
Provision (benefit) for income taxes	605,675	(603,744)
Net income (loss)	$2,332,773	$(6,544)

	For the Year Ended December 31,
	2021	2020
Revenue	100.0%	100.0%
Cost of revenue	68.3%	68.3%
Gross profit	31.7%	31.7%
Operating expenses:
General and administrative	12.4%	16.2%
Marketing and selling	10.0%	7.9%
Research and development	6.5%	8.3%
Total operating expenses	28.9%	32.5%
Income (loss) from operations	2.8%	-0.8%
Other income (expense):
Interest income	0.4%	0.8%
Interest expense	-0.8%	-1.1%
Gain on forgiveness of Paycheck Protection Program (PPP) loan and interest	2.4%	0.0%
Other expense, net	-0.1%	-0.1%
Total other income (expense), net	1.9%	-0.4%
Income (loss) before income taxes	4.7%	-1.2%
Provision (benefit) for income taxes	1.0%	-1.2%
Net income (loss)	3.7%	0.0%

Comparison of the Years Ended December 31, 2021 and 2020:

	For The Year Ended December 31, 2021				For The Year Ended December 31, 2020
Entity:	Revenue	Cost of Revenue	Gross Margin	Gross Margin %	Revenue	Cost of Revenue	Gross Margin	Gross Margin %
OSS	$38,492,004	$(24,272,292)	$14,219,712	36.9%	$33,650,019	$(21,081,787)	$12,568,232	37.3%
Bressner Technology GmbH	23,490,100	(18,070,523)	5,419,577	23.1%	18,245,369	(14,378,987)	3,866,382	21.2%
	$61,982,104	$(42,342,815)	$19,639,289	31.7%	$51,895,388	$(35,460,774)	$16,434,614	31.7%

Revenue

For the year ended December 31, 2021, our total revenue increased $10,086,716, or 19.4%, as compared to the same period in 2020.  OSS saw an increase in revenue of $4,841,985, or 14.4%, as compared to the prior year in 2020.  The majority of this increase is primarily attributable to an increase in orders and shipments of product by and to our media and entertainment customers and government OEM suppliers, resulting in a change in the mix of our product sales and distribution as compared to the prior year, which was more severely impacted by the COVID-19 pandemic.  Bressner experienced an increase of $5,244,731, or 28.7%, as compared to the prior year in 2020.  This increase is primarily attributable to general economic improvements in Europe resulting from the diminishing impact of the COVID-19 pandemic in the business environment and procuring large, one-time orders.

Cost of revenue and gross profit

Cost of revenue increased $6,882,041, or 19.4%, for the year ended December 31, 2021, as compared to the prior year in 2020. The increase in cost of revenue is mainly attributable to an increase in our sales to both our media and entertainment customers, as well as product sales to OEMs engaged in government contracts.  OSS saw an increase in cost of revenue of $3,190,505, or 15.1%, as compared to the prior year period in 2020. Bressner’s cost of revenue increased $3,691,536, or 25.7%, as compared to the prior year in 2020, which increase primarily resulted from increased sales and changes in product mix.

The overall gross margin percentage was unchanged from the prior year, at 31.7%.  OSS’ gross margin percentage for the year ended December 31, 2021, was 36.9%, a decrease of 0.4 percentage points as compared to the prior year period in 2020 of 37.4%, which slight decrease was attributable to changes in product mix and increased material costs.  Bressner contributed gross margin at a rate of 23.1%, as compared to the same prior year period in 2020 of 21.2%, an increase of 1.9 percentage points, which was attributable to improved pricing and change in product mix.

Operating expenses

General and administrative expense

General and administrative expense decreased $759,940, or 9.0%, for the year ended December 31, 2021, as compared to the same prior year period in 2020.  OSS experienced a decrease of $709,200, or 11.1%.  Bressner had a decrease of $50,740, or 2.4%.  The decrease in general and administrative expense is primarily attributable to our cost containment efforts and a reduction in force initially implemented in April 2020. Overall, total general and administrative expense decreased as a percentage of revenue to 12.4% for the year ended December 31, 2021, as compared to 16.2% during the same period in 2020.

Marketing and selling expense

Marketing and selling expense increased $2,080,450, or 50.5%, for the year ended December 31, 2021, as compared to the same prior year period in 2020.  OSS had an increase of $2,056,333, or 71.2%, which was mainly attributable to the addition of personnel for the product marketing and project management team to drive market studies and customer feedback, product strategy, new product implementation, and to analyze incoming orders for pricing and costing to optimize gross margins.  Bressner had an increase of $24,117, or 2.0%, primarily resulting from the addition of new marketing personnel and sales collateral material.  Generally, both OSS and Bressner experienced additional marketing costs due to the fact that markets began to open again after a reduction in restrictions that were imposed during the COVID-19 pandemic.  Overall, total marketing and selling expense increased as a percentage of revenue to 10.0% during the year ended December 31, 2021, as compared to 7.9% during the same period in 2020.

Research and development expense

Research and development expense decreased $287,143, or 6.6%, for the year ended December 31, 2021, as compared to the same prior year period in 2020.  OSS saw a decrease of $296,301, or 7.6%.  The decrease was largely driven by engineering resources being deployed on billable projects for which their costs are reclassified as cost of revenue or classified as work in process labor.  This reduction was offset by a modest increase of $9,158, or 2.3%, at Bressner. Overall, total research and development expense as a percentage of revenue decreased as a percentage of revenue to 6.5% during the year ended December 31, 2021, as compared to 8.3% during the same period in 2020.

Interest income

Interest income decreased $173,997 for the year ended December 31, 2021, as compared to the same prior year period in 2020.  The decrease is attributable to reduced finance charges on outstanding accounts receivable balances from our largest customer in the media and entertainment industry, which account has been brought current.

Interest expense

Interest expense decreased $23,635 for the year ended December 31, 2021, as compared to the same period in 2020 as a result of the April 2021 maturity and repayment in full of certain outstanding OSS notes and related party notes payable.  The interest and the professional fees incurred on securing debt are being amortized on an effective interest rate basis to interest expense.

Other income (expense), net

Other income (expense), for the year ended December 31, 2021, resulted in net other income of $1,474,178, as compared to net other expense of $53,612 in the same prior year period in 2020, for a net change of $1,527,790.  The most significant contribution of the change is attributable to forgiveness of the principal and interest in the amount of $1,514,354 of the Company’s PPP loan.

Provision (benefit) for income taxes

We have recorded an income tax provision (benefit) of $605,675 and $(603,744), respectively, for the years ended December 31, 2021 and 2020.  The effective tax rate for the years ended December 31, 2021 and 2020 differed from the statutory rate mainly due to permanent non-deductible goodwill amortization for Bressner Technology GmbH, deductions related to expenses of OSS stock options, research and development credits, forgiveness of the Paycheck Protection Program (“PPP”) loan, and changes in reserves for uncertain tax positions, as well as projecting federal, foreign and state tax liabilities for the year.  The effective tax rate for the year ended December 31, 2021, is 20.6%, as compared to 98.9% in the prior year 2020.

Liquidity and capital resources

On April 24, 2020, we sold $3,000,000 of Senior Secured Convertible Promissory Notes at a 10% original issue discount to an institutional investor through a registered direct offering which notes are scheduled to mature on April 1,2022. On April 28, 2020, we received approximately $1,500,000 of government funding under the Paycheck Protection Program, which was forgiven in full in May 2021.  On March 3, 2021, we sold and issued 1,497,006 shares of Company common stock to an accredited investor pursuant to a Securities Purchase Agreement through a registered direct offering, resulting in net proceeds of $9,188,673 to us.

Historically, our primary sources of liquidity have been provided by public and private offerings of our securities and revenues generated from our business operations.  As of December 31, 2021, we had cash and cash equivalents of $5,101,174, with short-term investments of $14,535,750, and working capital of $27,953,529.  Cash and cash equivalents held by Bressner totaled US$754,544 on December 31, 2021.  Bressner’s debt covenants do not permit the use of those funds by its parent company.

During the year ended December 31, 2021, we had income from operations of $1,747,027, with cash generated by operating activities of $5,622,596.  During the year ended December 31, 2020, we experienced a loss from operations of $424,281, with cash used in operating activities of $250,173.

Our sources of liquidity and cash flows are used to fund ongoing operations, research and development projects for new products and technologies, and provide ongoing support services for our customers. Over the next year, we anticipate that we will use our liquidity and cash flows from our operations to fund our growth. In addition, as part of our business strategy, we occasionally evaluate potential acquisitions of businesses and products and technologies. Accordingly, a portion of our available cash may be used at any time for the acquisition of complementary products or businesses. Such potential transactions may require substantial capital resources, which may require us to seek additional debt or equity financing. We cannot assure you that we will be able to successfully identify suitable acquisition candidates, complete acquisitions, successfully integrate acquired businesses into our current operations, or expand into new markets. Furthermore, we cannot provide assurances that additional financing will be available to us in any required time frame and on commercially reasonable terms, if at all.

Our revenue growth during 2020 slowed due to the effects of COVID-19, and, although it rebounded somewhat in 2021, it has not yet fully recovered due to, amongst other things, venue constraints on large group gatherings, which affected our media and entertainment business. However, through a reduction in force and strict cost containment, we have been able to mitigate the effects, to some degree, of the reduced revenue.  For a further description and risk factors associated with COVID-19, please see Part 1A of this Annual Report.

Management’s plans are to continue its efforts towards responding to the changing economic landscape by continuing to control hiring and costs, conserve cash, strengthen margins, and improve company-wide execution.

While management expects these actions to result in prospective cost containment, and our 2021 results of operations improved partially as a result of such actions, management is also committed to conserving cash and securing debt and/or equity financing as required for liquidity to meet our cash requirements through at least a period of the next twelve months. Management believes potential sources of liquidity include at least the following:

•

In May 2019, we filed a registration statement on Form S-3 (Registration No. 333-231513) with the SEC, which became effective on June 19, 2019, and allows us to offer and sell up to an aggregate of $100,000,000 of our common stock, preferred stock, debt securities, warrants to purchase our common stock, preferred stock or debt securities, subscription rights to purchase our common stock, preferred stock or debt securities and\or units consisting of some or all of these securities, in any combination, together or separately, in one or more offerings, in amounts, at prices and on the terms that we will determine at the time of the offering and which will be set forth in a prospectus supplement and any related free writing prospectus.

As a result of management’s implementation of our cost reduction plans, our potential sources of liquidity and management’s most recent cash flow forecasts, management believes that we has sufficient liquidity to satisfy our anticipated working capital requirements for our ongoing operations and obligations for at least the next twelve months. However, there can be no assurance that management’s cost reduction efforts will be effective or the forecasted cash flows will be achieved. Furthermore, we will continue to evaluate our capital expenditure needs based upon factors including but not limited to, our sales from operations, growth rate, the timing and extent of spending to support development efforts, the expansion of our sales and marketing efforts, the timing of new product introductions, and the continuing market acceptance of our products and services.

If cash generated from operations is insufficient to satisfy our capital requirements, we may open a revolving line of credit with a bank, may have to sell additional equity or debt securities, or may obtain expanded credit facilities to fund our operating expenses, pay our obligations, diversify our geographical reach, and grow the Company. In the event such financing is needed in the future, there can be no assurance that such financing will be available to us, or, if available, that it will be in amounts and on terms acceptable to us. If we cannot raise additional funds when we need or wants them, our operations and prospects could be negatively affected. However, if cash flows from operations become insufficient to continue operations at the current level, and if no additional financing were obtained, then management would consider restructuring the Company in a way to preserve its business while maintaining expenses within operating cash flows.

The following table summarizes our cash flows for the years ended December 31, 2021 and 2020:

	For the Year Ended December 31,
Cash flows:	2021	2020
Net cash provided by (used in) operating activities	$5,622,596	$(250,173)
Net cash used in investing activities	$(15,110,625)	$(818,794)
Net cash provided by financing activities	$8,430,712	$2,109,235

Operating Activities

During the year ended December 31, 2021, we generated $5,622,596 in cash from operating activities, an improvement of $5,872,769 when compared to the cash used in operating activities of $250,173 during the year 2020. This improvement in operating cash flow is mainly attributable to better earnings resulting from increased sales and a reduction in working capital requirements, resulting in better collections from customers and improvement in payment terms on vendor invoices and timing of payments.

Cash generated by operating activities during the year ended December 31, 2021, is primarily a result of the improvement in profitability from a net loss of $6,544 in the prior year to net income of $2,332,773 in the current year, an improvement of $2,339,317.  Net adjustments for net non-cash items of $(146,430) are comprised of $702,873 in favorable non-cash items, which were offset by $(849,304) in items that did not generate operating cash flow and reduction in the use of operating cash for working capital of $3,379,882.

Net working capital requirements for the year ended December 31, 2021, improved $822,094, as compared to the prior year period use of working capital of $2,857,788, an improvement of $3,679,882.  The sources of working capital of $6,464,951 were attributable to changes in prepaid and other current assets, accounts payable, accrued expenses, and other liabilities for the comparable period. These sources were offset by uses of working capital of $2,785,069 being applied to changes in accounts receivables and inventory levels.

Our ability to generate cash from operations in future periods will depend in large part on our profitability, the rate and timing of collections of our accounts receivable, our inventory turns and our ability to manage other areas of working capital, including accounts payable and accrued expenses.

Investing Activities

During the year ended December 31, 2021, we used cash of $15,110,625 in investing activities, as compared to $818,794 used during the prior year period in 2020, an increase of $14,291,831. This significant increase is mainly attributable to investing cash received from the registered direct offering which was completed in March 2021 and from cash balances that were not considered necessary for business operations.

Additionally, we continue to enhance the capabilities of our ERP system and purchase development and test equipment for our engineering department.  We currently anticipate that purchases of equipment will continue at current levels and we will provide for the ongoing improvement of our ERP system functionality, which includes the integration of certain sales functions and an uplift to the most recent version of software.

Financing Activities

Given the economic and financial hardships operating in a COVID-19 environment, we believe it is imperative to maintain opportunities for additional financial resources to ensure financial stability during trying economic times. During the year ended December 31, 2021, we generated $8,430,712 in cash from financing activities, as compared to the cash provided by financing activities of $2,109,235 during the prior year 2020.  The increase is mainly attributable to proceeds received from a $10,000,000 registered direct offering that was completed in March 2021, which resulted in net proceeds to us of $9,188,673.  We also received $401,897 from the exercise of stock options and warrants during the year ended December 31, 2021.

During the year ended December 31, 2020, we received net proceeds, after expenses, of $2,383,726 from a senior secured convertible debt offering of $3,000,000, and $1,499,360 from a PPP loan, which was subsequently forgiven in full in May 2021.

Contractual obligations and commitments

The following table sets forth our non-cancellable contractual obligations as of December 31, 2021.

Contractual Obligations:	Total	Less than 1 year	1-3 years	3-5 years	More than 5 Years
Notes payable	$3,726,176	$3,726,176	$-	$-	$-
Operating leases	2,087,535	758,500	1,329,035	-	-
Total	$5,813,711	$4,484,676	$1,329,035	$-	$-

We have made certain indemnities, under which we may be required to make payments to an indemnified party, in relation to certain transactions.  We indemnify our directors, officers, employees, and agents to the maximum extent permitted under the laws of the State of Delaware.  In connection with our facilities leases, we indemnify our lessors for certain claims arising from the use of our facilities.  The duration of the indemnities varies, and in many cases is indefinite.  These indemnities do not provide for any limitation of the maximum potential future payments we could be obligated to make.  Historically, we have not been obligated to make any payments for these obligations and no liabilities have been recorded for these indemnities.

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

As discussed in this Annual Report, the world has been affected due to the COVID-19 pandemic. The pandemic has negatively impacted our business in various ways over the last two years; however, the negative impact on our results of operations in 2021 was less severe than the impact in 2020. Until the pandemic has passed, there remains uncertainty as to the effect of COVID-19 on our business in both the short and long-term.

We believe that the need for improved productivity in the research and development activities directed toward developing new products and/or software will continue to result in increasing adoption of high-performance computers and interconnect technologies in the industries that we serve. New product and/or software developments in the specialized compute business segment could result in increased revenues and earnings if they are accepted by our markets; however, there can be no assurances that new products and/or software will result in significant improvements to our revenues or earnings. For competitive reasons, we do not disclose all of our new product development activities.

Also, the potential for growth in new markets is uncertain. We will continue to explore these opportunities until such time as we either generate sales or determine that resources would be more efficiently used elsewhere.

Inflation

Inflation has increased during the periods covered by this Annual Report, and is expected to continue to increase for the near future. Inflationary factors, such as increases in the cost of our products (and components thereof), interest rates, overhead costs and transportation costs may adversely affect our operating results. Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, we may experience some effect in the near future (especially if inflation rates continue to rise) due to supply chain constraints, consequences associated with COVID-19 and the ongoing conflict between Russia and Ukraine, employee availability and wage increases, trade tariffs imposed on certain products from China and increased product pricing due to semiconductor product shortages.

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

Stockholder transactions

In April 2019, certain members of our board of directors executed definitive agreements to commit funds of up to $4,000,000 as a credit facility. We initially borrowed an aggregate of $1,150,000 from members of the board of directors and an aggregate of $350,000 from other shareholders for a two-year period at an interest rate of 9.5%, which require us to make monthly principal and interest payments of $69,000 per month. In connection with these loans, we issued to the note holders warrants to purchase an aggregate of 69,766 shares of our common stock (which amount is equal to 10% of the original principal or such notes), which warrants have an exercise price of $2.15 per share.  The relative fair value of the warrants issued was $60,158.  The remaining unfunded loan commitments expired as of April 1, 2020, and the Company has not received any additional funding commitments from members of the board of directors.  These loans were fully repaid as of April 2021.

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

Our accounting policies and estimates that are most critical to the presentation of our results of operations and financial condition, and which require the greatest use of judgments and estimates by management, are designated as our critical accounting policies. See further discussion of our critical accounting policies under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report.  We periodically re-evaluate and adjust our critical accounting policies as circumstances change.

Revenue Recognition

The Company recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customers, which superseded nearly all existing revenue recognition guidance under GAAP, to all contracts using the modified retrospective method. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods.

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

Revenues on certain fixed-price contracts where we provide engineering services, prototypes and completed products are recognized based upon percentage of completion or based upon milestones delivered that are provided during the period and compared to milestone goals to be provided over the entire contract. These services require that we perform significant, extensive, and complex design, development, modification or implementation of our customers’ systems. Performance will often extend over long periods of time, and our right to receive future payment depends on our future performance in accordance with the agreement.

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

Stock-Based Compensation

We measure and recognize compensation expense for all stock-based awards granted to our employees and other service providers, including stock options granted under the 2017 Plan, 2015 and 2011 Stock Option Plans that were approved in December 2015 (the “2015 Plan”) and in December 2011 (the “2011 Plan”), respectively, based on the estimated fair value of the award. We used the Black-Scholes option pricing model to estimate the fair value of stock option awards granted under the 2017 Plan and 2015 Plan. We recognize the fair value of stock options granted under the 2017 Plan and 2015 Plan as stock-based compensation on a straight-line basis over the requisite service period. We record expense net of anticipated forfeitures and adjust the annual expense based upon actual experience.

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

Our use of the Black-Scholes option pricing model requires the input of highly subjective assumptions, including the expected term of the option, expected volatility of the price of our common stock, risk-free interest rates and the expected dividend yield of our common stock. The assumptions used in our option pricing model represent management’s best estimates. These estimates involve inherent uncertainties and the application of management’s judgment. If factors change and different assumptions are used, our stock-based compensation expense could be materially different in the future.

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

Recently implemented accounting pronouncements

Per the Company’s consolidated financial statements Note 2 – Significant Accounting Policies, we have no new pronouncements that were implemented during the year ended December 31, 2021.

Interest rate risk

Our exposure to interest rate risk is primarily associated with borrowing on revolving lines of credit denominated in both U.S. dollars and Euros.  We are exposed to the impact of interest rate changes primarily through our borrowing activities for our variable rate borrowings.

Concentration of credit risk

Financial instruments that potentially expose us to concentrations of credit risk consist principally of cash, cash equivalents and accounts receivable. We place our cash and cash equivalents with financial institutions with high credit quality. On December 31, 2021 and 2020, we had $5,101,174 and $6,316,921, respectively, of cash and cash equivalents on deposit or invested with our financial and lending institutions.  In Germany, the deposit insurance is €100,000 per bank, per customer.  Bressner has funds on deposit in both Euro and U.S. dollar denominations of €663,248 (US$754,544) with banks in excess of the insurance limits.

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

Derivative financial instruments

We may employ derivatives to manage certain currency market risks through the use of foreign exchange forward contracts. We do not use derivatives for trading or speculative purposes. Our derivatives are designated as a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (cash flow hedge). We hedge a portion of the exchange risk involved in anticipation of highly probable foreign currency-denominated transactions. In anticipation of these transactions, we enter into foreign exchange contracts to provide currency at a fixed rate.

Non-GAAP financial measures

Adjusted EBITDA

We believe that the use of adjusted earnings before interest, taxes, depreciation and amortization, or adjusted EBITDA, is helpful for an investor to assess the performance of the Company.  The Company defines adjusted EBITDA as income (loss) before interest, taxes, depreciation, amortization, acquisition expense, impairment of long-lived assets, financing costs, fair value adjustments from purchase accounting, stock-based compensation expense and expenses related to discontinued operations.

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

	For the Year Ended December 31,
	2021	2020
Net income (loss)	$2,332,773	$(6,544)
Depreciation and amortization	1,480,608	1,606,532
Amortization of deferred gain	-	(53,838)
Stock-based compensation expense	1,695,105	724,378
Interest income	(244,382)	(418,379)
Interest expense	527,139	550,774
PPP loan and interest forgiveness	(1,514,354)	-
Provision (benefit) for income taxes	605,675	(603,744)
Adjusted EBITDA	$4,882,564	$1,799,179

Adjusted EPS

Adjusted EPS excludes the impact of certain items and, therefore, has not been calculated in accordance with GAAP. We believe that exclusion of certain selected items assists in providing a more complete understanding of our underlying results and trends and allows for comparability with our peer company index and industry. We use this measure along with the corresponding GAAP financial measures to manage our business and to evaluate our performance compared to prior periods and the marketplace. The Company defines non-GAAP income (loss) as income or (loss) before amortization, stock-based compensation, expenses related to discontinued operations, and acquisition costs.  Adjusted EPS expresses adjusted income (loss) on a per share basis using weighted average diluted shares outstanding.

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

The following table reconciles net income (loss) to adjusted EPS and diluted earnings per share:

	For the Year Ended December 31,
	2021	2020
Net income (loss)	$2,332,773	$(6,544)
Amortization of intangibles	556,842	683,935
Stock-based compensation expense	1,695,105	724,378
PPP loan and interest forgiveness	(1,514,354)	-
Non-GAAP net income	$3,070,366	$1,401,769

Non-GAAP net income per share:
Basic	$0.17	$0.08
Diluted	$0.16	$0.08
Weighted average common shares outstanding:
Basic	18,305,878	16,512,203
Diluted	19,503,737	16,752,434

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

	For the Year Ended December 31,
Cash flow:	2021	2020
Cash provided by (used in) operating activities	$5,622,596	$(250,173)
Capital expenditures	(563,815)	(820,336)
Free cash flow	$5,058,781	$(1,070,509)

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

See the financial statements included elsewhere in this Annual Report beginning at page F-1, which are incorporated herein by reference.

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

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal controls over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Internal control over financial reporting is a process designed under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.  Because of its inherent limitations, internal controls over financial reporting may not prevent or detect all misstatements.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.  We have conducted an evaluation of the effectiveness of our internal control over financial reporting.  Based on our evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2021.

Attestation Report of the Independent Registered Public Accounting Firm

This Annual Report does not include an attestation report of our independent registered public accounting firm due to an exemption established by the JOBS Act for “emerging growth companies.”

Changes in Internal Control over Financial Reporting

There has been no material change in our internal controls over financial reporting during the year ended December 31, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION.

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Executive Officers and Directors

The following table sets forth the names, ages, and positions of our executive officers and directors as of February 28, 2022. There are no arrangements, agreements or understandings between non-management security holders and management under which non-management security holders may directly or indirectly participate in or influence the management of our affairs. There are no arrangements or understandings between any director and any other person pursuant to which any director or executive officer was or is to be selected as a director or executive officer, as applicable. There currently are no legal proceedings, and during the past ten years there have been no legal proceedings that are material to the evaluation of the ability or integrity of any of our directors or director nominees.

Name	Age	Position
Executive Officers:
David Raun	60	President, Chief Executive Officer and Director
John W. Morrison, Jr.	64	Chief Financial Officer, Treasurer and Secretary
Jim Ison	52	Chief Sales & Marketing Officer
Non-Employee Directors:
Kenneth Potashner (1)(2)	64	Chairman
Jack Harrison (1)(3)	66	Director
Kimberly Sentovich (1)(2)	54	Director
Sita Lowman (1)(3)	57	Director
Gioia Messinger (2)(3)	59	Director
Greg Matz (1)(3)	62	Director

(1)	Member of the Nominating and Corporate Governance Committee.
(2)	Member of the Compensation Committee.
(3)	Member of the Audit and Risk Committee.

Executive Officers

David Raun served as our interim chief executive officer from February 15, 2020 until June 24, 2020, when he was appointed as the Company’s president and chief executive officer.  Mr. Raun formerly served as the audit chair on the OSS board of directors and serves as a director.  Mr. Raun was with PLX Technology, Inc. (“PLX”), a company that used to be publicly traded on Nasdaq, from 2004-2014, where he eventually became president, chief executive officer and a director. In this role, he led the company to an acquisition by Avago (now Broadcom) after driving the company to large PCI Express market share, record revenues and profits.  This PCIe switch leadership position at PLX makes him very familiar with the OSS markets and the components he defined and marketed to many of OSS products.  Mr. Raun also served as chief operations officer at Home Bay Technologies (“Home Bay”), an on-line technology based real estate company in 2019.  Prior to joining Home Bay, he was the president, COO and interim chief financial officer at ASSIA, Inc. (“ASSIA”), a Silicon Valley-based SaaS providers from 2016-2018.  While there, he led a turnaround effort, driving ASSIA to record revenues and sizable operating margins.  Prior to these roles, he held multiple VP of marketing, business development, corporate development, and sales roles.  He served as chairman of the board at Kilopass, a semiconductor IP supplier, until they were acquired by Synopsys in 2019.  Mr. Raun holds a B.S. in computer and electrical engineering from University of California, Santa Barbara. Mr. Raun has more than 25 years of experience at senior management and board levels in public and private companies including over 10 M&A/fund raising events, which is a great benefit to OSS.

John W. Morrison, Jr. has served as our chief financial officer since September 1, 2017. Mr. Morrison is a CPA with more than three decades of experience in public accounting and all aspects of financial reporting and financing. From June 2014 to September 2017, he served as the chief financial and operations officer for the Carol Cole Company (“Carole Cole”). Prior to joining Carol Cole, he served as a consultant to various private companies regarding their financial and operational affairs. From January 2013 to September 2013, he served as the chief financial officer of Gen-E, an information technology and services company. Mr. Morrison also served as the executive vice president and chief financial officer for the Kelley Blue Book Company for 11 years. He began his career working 15 years for the public accounting firm PricewaterhouseCoopers (now PwC) both in the U.S. and Asia. Mr. Morrison holds a B.S. in accounting and business management and MACC in Accounting from Brigham Young University.

Jim Ison, has been with OSS since 2004, and currently serves as the Chief Sales and Marketing Officer.  Mr. Ison has nearly three decades of combined sales, product management and marketing management experience in leading-edge large-scale electronic systems using breakthrough technologies. His expertise covers government, communications and HPC markets with particular focus on AI applications in unique environments. Prior to joining OSS, Mr. Ison held senior sales and marketing positions for Ziatech and Rittal. During the 17 years he has served in a management role at OSS, he has led the technological evolution.  Mr. Ison holds a bachelor's degree in Aeronautical Engineering from CalPoly SLO and an MBA from University of Florida.

Board of Directors

Kenneth Potashner has served as Chairman of our board of directors since May 2019.  Mr. Potashner has extensive board experience in high growth, high technology global organizations. He served as Chairman of Newport Corporation, where he provided 18 years of service culminating in the sale of Newport in 2016 for $980 million.  Mr. Potashner served as Chairman of the board of Maxwell Technologies and directed it through a period of rapid expansion. He has also served on the board of California Micro Devices, SonicBlue Inc, and Singapore Technologies, all publicly traded companies.  Mr. Potashner is currently serving as the Executive Chairman of Generation Esports and on the board of directors of Launch Factory and Prologue Mobile.  He has also served on the board of many private companies as well, including DynaOptics, MyOffice.com, Underground Elephant, Home Bay, Lumedyne, Events.com, and several others. Several of the private companies that Mr. Potashner has had affiliations with have achieved successful exits or significant financings.  Mr. Potashner has a BSEE from Lafayette College and an MSEE from SMU, Executive certifications from Columbia and INSEAD in Lausanne, Switzerland. He also has an Advanced Professional Director certification from American Board of Directors.

Jack Harrison has served on our board of directors since December 2016. He founded, and served as president and chief executive officer of, Aspen Integrated Technologies, a world-class development engineering and manufacturing center of advanced microelectronics, which he grew through organic reinvestment and acquisition and which had a successful exit in 2011. The companies that he has founded and/or worked for previously have been responsible for the assembly development and manufacture of microfluidic semiconductor DNA gene sequencing devices, next-gen military RF radar, missile guidance systems, miniaturization of neuro-modulation sensors and transmitters, medical implant devices, and more. Customers for such companies included major medical and technology companies, government prime contractors, NASA, DARPA, and others. Mr. Harrison is currently the president of Integrity Energy and serves as the chairman of the board of Reach Beyond, a non-profit charitable organization with which he has been affiliated for more than two decades. Mr. Harrison is an angel investor in several technology start-up companies and holds a BME degree from Wheaton College. He brings decades of experience in the microelectronics space and his business and technical expertise represent important assets to OSS.

Kimberly Sentovich joined our board of directors in February 2019, and is a seasoned merchandising, operations, IT, and supply chain executive with three decades of experience with multi-billion-dollar profit and loss responsibility. Ms. Sentovich currently serves as the CEO of Rachio, a smart irrigation controller IoT device B-corp company focused on water efficiency. Before joining Rachio, she consulted for venture and private equity companies. Ms. Sentovich served in senior operations roles at Torrid and was Executive Vice President of Stores and Logistics at Gymboree, where she was responsible for 1,300 company-owned stores in North America from 2015-2018. Ms. Sentovich previously worked seven years (2008-2015) at Walmart, rising from Regional Vice President of Operations – California to Divisional Senior Vice President of Operations – Pacific Division and fifteen years at The Home Depot (1993-2008), rising to the level of Regional Vice President of Operations. Ms. Sentovich obtained her MBA from The Paul Merage School of Business, University of California, Irvine, and her B.A. in Philosophy and Political Science with a Minor in Economics from Bryn Mawr College. Ms. Sentovich’s extensive executive and operations experience, as well as her independence, judgment, and exceptional leadership experience, make her a valuable addition to our board.

Sita Lowman joined our board of directors in July 2020, and is a Fortune 500 executive with business transformation and technology expertise. Her expertise identifying market trends, organizing multi-national diverse teams to quickly react to these trends, and leveraging partnerships to expand globally make her frequently called upon to lead new business ventures and to turn around struggling businesses. From 2017 to 2021, Ms. Lowman served as Vice President and General Manager for the Platform Services business of DXC Technologies, a multi-billion-dollar IT services Fortune 500 Company. At DXC, she actively engaged in strategic partnerships with the world’s largest public cloud providers and Enterprise application providers, with responsibilities including P&L financial management, GTM and operations activities. Prior to that, Ms. Lowman served as Senior Director, Enterprise Solutions on Demand Service Offering Management, Workload and Cloud for Hewlett Packard Enterprise. She has also held General Manager roles at Nortel Networks and Texas Instruments (TI)

Defense Group (acquired by Raytheon).  Sita is currently a mentor to several startups and is an advisor with the start-up community through her involvement with San Diego based Launch Factory, UC San Diego Rady School of Management, and USD Knauss School of Business.  Ms. Lowman holds a BSS of Electrical Engineering from Auburn University. Ms. Lowman’s extensive Fortune 500 P&L and GTM experience in the Technology sector servicing defense, automotive and other large commercial industries make her well suited to serve on our board.

Gioia Messinger, joined our board of directors in July 2020. She brings more than three decades of high technology executive experience, with over two decades focused on consumer electronics, IoT, robotics/ AI and digital health serving as Founder/CEO, board member, interim executive and venture capital advisor.  Ms. Messinger founded, and since 2012 has served as Principal of, LinkedObjects, Inc., a strategic advisory services business focused on digital transformation brought about by AI and IoT. In addition to founding and leading several start-ups, Ms. Messinger also founded and served as CEO of Avaak, Inc., now Arlo Technologies (NYSE: ARLO), that created Arlo, the award-winning smart video security system for the home that defined the category and is now the market leader. She currently is an advisor to several start-ups, serves on the board of directors of Indyme Solutions, a provider of IoT and AI solutions for the world’s largest retailers and CARI Health, a Connected Health company.  She serves on the Dean’s Council of Advisors for the Jacobs School of Engineering at UC San Diego. Previously, Ms. Messinger served on the board of Vicon Industries (NYSE: VCON).  Ms. Messinger obtained her MBA from the Paul Merage School of Business at the University of California, Irvine and her B.S. in Computer Engineering from University of California, San Diego.  She’s an inventor on 11 patents. Ms. Messinger’s technical skills and understanding, thought leadership and industry relationships make her an invaluable addition to our board.

Greg Matz, CPA, joined our board of directors in July 2020, and is an experienced financial executive, having served in controller, Vice President and CFO roles for over two decades. Now retired, Mr. Matz is currently serving as a member of the board of directors and audit committee chair for Dare Bioscience, Inc. (NASDAQ: DARE), a public clinical-stage biopharmaceutical company. Mr. Matz also chairs the Dean’s Council for the University of San Francisco’s School of Management. From 2011 to 2016, he worked for The Cooper Companies, Inc. (NYSE: COO), holding roles as the Senior Vice President and Chief Financial Officer and Chief Risk Officer. From 2010 to 2011, Mr. Matz was the Chief Financial Officer for CooperVision, a business unit of The Cooper Companies, Inc. Prior to joining The Cooper Companies, Inc., he held key management roles in finance and marketing at Agilent Technologies and Hewlett Packard. He began his career at KPMG and is a CPA with an active certification. Mr. Matz graduated from the University of San Francisco with a B.S. in Business Administration and completed the University of Pennsylvania, The Wharton School’s Advanced Management Program. Mr. Matz is also a National Association of Corporate Directors (“NACD”) Board Leadership Fellow and has earned the NACD Directorship Certification credential.  Our board of directors believes Mr. Matz’s experience as a chief financial officer and chief risk officer of a public company and his corporate experience in financial functions, risk management, capital markets and corporate strategy qualify him to serve as a member of our board of directors.

Board Composition and Election of Directors

Director Independence

Our board of directors currently consists of seven members. Our board of directors has determined that Kenneth Potashner, Jack Harrison, Kim Sentovich, Sita Lowman, Gioia Messinger and Greg Matz are all independent directors in accordance with the listing requirements of The Nasdaq Capital Market. The Nasdaq independence definition includes a series of objective tests, including that the director is not, and has not been for at least three years, one of our employees, and that neither the director nor any of his or her family members have engaged in various types of business dealings with us. In addition, as required by Nasdaq rules, our board of directors has made a subjective determination as to each independent director that no relationships exist, which, in the opinion of our board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In making these determinations, our board of directors reviewed and discussed information provided by the directors and us with regard to each director’s business and personal activities and relationships as they may relate to us and our management.

Board Committees and Independence

Our board of directors has established three standing committees – audit and risk, compensation and nominating and corporate governance – each of which operates under a charter that has been approved by our board of directors. Our former risk oversight committee has now been incorporated into the audit and risk committee.

Audit and Risk Committee

The audit and risk committee’s main function is to oversee our accounting and financial reporting processes and the audits of our financial statements. This committee’s responsibilities include, among other things:

1.	Managing our independent registered public accounting firm, including:
•	selection and retention (subject to input by the Company’s stockholders), evaluation and termination when appropriate;
•	setting their compensation;
•	overseeing their work and pre-approving all audit services they provide;
•	approving all permitted non-audit services they perform;
•	establishing policies and procedures for their engagement to provide permitted audit and non-audit services;
•

at least annually, receiving and reviewing a report by the independent registered public accounting firm describing their internal quality- control procedures and any material issues raised by the most recent internal quality-control review, peer review or Public Company Accounting Oversight Board (“PCAOB”) review, of the independent auditing firm, or by any inquiry or investigation by governmental or professional authorities, within the preceding five years, respecting one or more independent audits carried out by the firm, and any steps taken to deal with any such issues; and other required reports from the independent registered public accounting firm; and

•

at least annually, considering their independence, including whether their provision of permitted non-audit services is compatible with independence, and obtaining and reviewing a report describing all the relationships between them and the Company.

2.	Reviewing the audit scope and plan of independent auditors, and effective use of audit resources.

3.

Reviewing with management and our independent auditors the Company’s annual (Form 10-K) and quarterly (Form 10-Q) financial statements and related footnotes, the auditor’s judgments about the quality of the Company’s accounting principles as applied in its financial reporting, and significant changes in their audit plan and serious difficulties or disputes with management encountered during the audit, and matters required by PCOAB AS1301 (Communication with Audit committees).

4.

Reviewing with management and the independent auditors their significant audit findings, and assessing the steps that management has taken or proposes to take to minimize significant financial risks or exposures facing the Company, and periodically reviewing compliance with such steps.

5.

Reviewing management’s annual internal control report, which acknowledges management’s responsibility for establishing and maintaining an adequate internal control structure and procedures for financial reporting, and contains an assessment of the effectiveness of the internal control structure.

6.

Discussing with management and the independent auditor, at least semi-annually, policies and programs with respect to enterprise risks, including the risk management process, risk assessments, and significant areas of risk or exposure for the Company.

7.

Assisting our board of directors and overseeing and monitoring the Company's senior management with carrying out its responsibilities such as identifying and assessing the material risks the company faces, establishing a risk management, crisis management and emergency response plans, overseeing financial, strategic and market risks as well as other risks the company may face and approving the Company's enterprise wide risk management framework in conjunction with the board of directors.

8.

Establishing procedures for the Company’s confidential and anonymous receipt, retention, and treatment of complaints regarding the Company’s accounting, internal controls and auditing matters, as well as for the confidential, anonymous submissions by Company employees of concerns regarding questionable accounting or auditing matters.

9.

Obtaining the advice and assistance, as appropriate, of independent counsel and other advisors as necessary to fulfill the responsibilities of the audit and risk committee, and receiving appropriate funding from the Company, as determined by the audit and risk committee, for the payment of compensation to any such advisors.

10.	Conducting an annual performance evaluation of the audit and risk committee and annually evaluating the adequacy of its charter.

The members of our audit and risk committee are Mr. Matz, Ms. Lowman, Ms. Messinger, and Mr. Harrison. Mr. Matz serves as the chairperson of the committee. All members of our audit and risk committee meet the requirements for financial literacy under the applicable rules and regulations of the SEC and The Nasdaq Capital Market. Our board of directors has determined that Mr. Matz qualifies as an “audit committee financial expert” as defined by applicable SEC rules and has the requisite financial sophistication as defined under the applicable Nasdaq rules and regulations. Our board of directors has determined that Mr. Matz, Ms. Lowman, Ms. Messinger, and Mr. Harrison are independent under the applicable rules of the SEC and The Nasdaq Capital Market.

We are currently in compliance with Nasdaq rules and Rule 10A-3 since all members of our audit and risk committee have been deemed independent by our board of directors. The audit and risk committee operates under a written charter that satisfies the applicable standards of the SEC and The Nasdaq Capital Market. In February 2021, this committee added enterprise risk assessment and management to their charter and changed the name of the committee from the audit committee to the audit and risk committee.

Compensation Committee

Our compensation committee approves, or recommends to our board of directors, policies relating to compensation and benefits of our officers and employees. The compensation committee approves, or recommends to our board of directors, annual and long-term corporate goals and objectives relevant to the compensation of our chief executive officer and other executive officers, evaluates the performance of these officers in light of those goals and objectives and approves, or recommends to our board of directors, the compensation of these officers based on such evaluations. The compensation committee also approves, or recommends to our board of directors, the issuance of stock options and other awards under our equity incentive plans. The compensation committee will review and evaluate, at least annually, the performance of the compensation committee and its members, including compliance by the compensation committee with its charter.

The members of our compensation committee are Ms. Sentovich, Mr. Potashner, Ms. Lowman, and Ms. Messinger.  Ms. Sentovich serves as the chairperson of the committee. Our board of directors has determined that Ms. Sentovich, Mr. Potashner, Ms. Sita Lowman, and Ms. Messinger are independent under the applicable rules and regulations of The Nasdaq Capital Market and all current members qualify as a “non-employee director” as defined in Rule 16b-3 promulgated under the Exchange Act. Our board of directors has determined that each of the members of our compensation committee is an “outside director,” as that term is defined in Section 162(m) of the U.S. Internal Revenue Code of 1986, as amended, or Section 162(m).  We are currently in compliance with Nasdaq rules since all members of our compensation committee have been deemed independent by our board of directors. The compensation committee operates under a written charter, which the compensation committee will review and evaluate at least annually.

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

The members of our nominating and corporate governance committee are Mr. Harrison, Mr. Potashner, Ms. Sentovich, and Mr. Matz.  Mr. Harrison serves as the chairman of the committee. Our board of directors has determined that Mr. Harrison, Mr. Potashner, Ms. Sentovich and Mr. Matz are independent under the applicable rules and regulations of The Nasdaq Capital Market relating to nominating and corporate governance committee independence.  We are currently in compliance with Nasdaq rules due to the fact that all members of our nominating and corporate governance committee have been deemed independent by our board of directors. The nominating and corporate governance committee operates under a written charter, which the nominating and corporate governance committee will review and evaluate at least annually.

Board Diversity

Our nominating and corporate governance committee is responsible for reviewing with the board of directors, on an annual basis, the appropriate characteristics, skills, and experience required for the board of directors as a whole and its individual members. In evaluating the suitability of individual candidates (both new candidates and current members), the nominating and corporate governance committee, in recommending candidates for election, and the board of directors, in approving (and, in the case of vacancies, appointing) such candidates, will consider many factors, including the following:

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

Currently, our board of directors evaluates each individual in the context of the board of directors as a whole, with the objective of assembling a group that can best maximize the success of the business and represent stockholder interests through the exercise of sound judgment using its diversity of experience in these various areas. The board values diversity and supports having directors of diverse gender, race, and ethnicity, along with varied skills and experiences.  Information regarding the diversity of our board members is outlined in the below table:

OSS Board Diversity Matrix (January 1, 2022)
Total Number of Directors	7
	Female	Male	Non-Binary	Gender Not Disclosed
Part 1: Gender Identity
Directors	3	4	0	0
Part II: Demographic Background
Hispanic or Latinx	2	0	0	0
White	1	4	0	0
Did Not Disclose Demographic Background	0

Family Relationships

There are no family relationships between or among the directors, executive officers or persons nominated or chosen by us to become directors or executive officers.

Involvement in Certain Legal Proceedings

To the best of our knowledge, during the past ten years, none of the following occurred with respect to a present or former director, executive officer, or employee: (i) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (ii) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (iii) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in any type of business, securities or banking activities; and (iv) being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Code of Business Conduct and Ethics

We have adopted a written code of business conduct and ethics that applies to our directors, officers, and employees, including our principal executive officer, principal financial and accounting officer, controller, or persons performing similar functions. Our code of business conduct and ethics is available under the Investors – Corporate Governance section of our website at www.onestopsystems.com. In addition, we post on our website all disclosures that are required by law or the listing standards of The Nasdaq Capital Market concerning any amendments to, or waivers from, any provision of the code. The reference to our website address does not constitute incorporation by reference of the information contained at or available through our website, and should not consider it to be a part of this Annual Report.

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Exchange Act, directors, executive officers, and beneficial owners of 10% or more of our common stock, or reporting persons, are required to report to the SEC on a timely basis the initiation of their status as a reporting person and any changes with respect to their beneficial ownership of our common stock. Based solely on our review of copies of such forms that we have received, or written representations from reporting persons, we believe that during the fiscal year ended December 31, 2021, all executive officers, directors and greater than 10% stockholders complied with all applicable filing requirements, other than (i) James Ison, who filed two late reports, (ii) John Morrison, who filed one late report, and (iii) Steve Cooper, who filed one late report.  There were no known failures to file a required form.

ITEM 11. EXECUTIVE COMPENSATION.

This section discusses the material components of the executive compensation program for our executive officers who are named in the “Summary Compensation Table” below. In 2021, our “named executive officers” and their positions were as follows:

•	David Raun, President and Chief Executive Officer;
•	Jim Ison, Chief Sales and Marketing Officer; and
•	John W. Morrison Jr., Chief Financial Officer, Treasurer and Secretary

This discussion may contain forward-looking statements that are based on our current plans, considerations, expectations, and determinations regarding future compensation programs. Actual compensation programs that we adopt in the future may differ materially from the currently planned programs summarized in this discussion.

Summary Compensation Table

The following table provides information regarding the total compensation for services rendered in all capacities that was earned by each individual who served (i) as our principal executive officer at any time during 2021, and (ii) our two most highly compensated executive officers other than our principal executive officer who were serving as executive officers as of December 31, 2021.  David Raun became a named executive officer effective February 15, 2020.  Other officers were named officers for both 2021 and 2020.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($) (2)	Total ($)
David Raun (3)	2021	$345,000	$77,625	$-	$-	$30,730	$453,355
President and Chief Executive Officer	2020	$282,116	$-	$1,696,019	$-	$23,128	$2,001,263

Jim Ison	2021	$269,618	$55,939	$317,350	$-	$33,980	$676,887
Chief Sales and Marketing Officer	2020	$264,816	$74,973	$40,500	$-	$31,650	$411,938

John W. Morrison Jr.	2021	$285,962	$95,675	$346,200	$-	$33,415	$761,252
Chief Financial Officer	2020	$285,574	$113,194	$40,500	$-	$31,957	$471,224

(1)

Amounts reflect the full grant-date fair value of stock awards granted during the relevant fiscal year computed in accordance with ASC Topic 718, rather than the amounts paid to or realized by the named individual. We provide information regarding the assumptions used to calculate the value of all stock awards and option awards made to our officers in Note 10 to the audited consolidated financial statements for the year ended December 31, 2021, contained elsewhere in this Annual Report.
(2)	Represents payment of health insurance premiums and 401(k) contributions.
(3)	Mr. Raun was appointed interim chief executive officer on February 15, 2020, and was appointed president and chief executive officer on June 24, 2020.

Narrative Disclosure to Compensation Tables

Employment Agreements

Executive Employment Agreement with David Raun

During the year ended December 31, 2021, Mr. Raun was entitled to a base salary of $345,000 per annum, subject to annual increases as determined by the compensation committee, and an annual bonus (paid out quarterly if targets are met) in the amount of 50% of his then annual base salary. The bonus is based on Mr. Raun’s performance, as determined by the board of directors in its sole discretion, against fundamental corporate and/or individual objectives to be determined by the board of directors. Mr. Raun is eligible to participate in our 2017 Plan, subject to the discretion of the board of directors, if and when, the board of directors determines to make a grant to him. On March 17, 2022, Mr. Raun’s base salary for fiscal 2022 was increased to $358,800, as approved by the compensation committee and our board of directors on such date.

Under the terms of the employment agreement with Mr. Raun, if we terminate his employment for other than good cause, or if Mr. Raun resigns for good reason, Mr. Raun is entitled to the following payments and benefits: (i) his fully earned but unpaid base salary through the date of termination at the rate then in effect, and any unreimbursed expenses incurred in accordance with Company policy; (ii) severance payments in an aggregate amount up to twelve months of Mr. Raun’s then-current Base Salary (iii) the continuation of Mr. Raun’s group health continuation coverage under the Consolidated Omnibus Budget Reconciliation Act of 1986 (“COBRA”) at OSS’ expense for a period of twelve months following the termination date, and (iv) unvested RSUs shall accelerate so that an additional twelve months of RSUs shall vest from the termination date. Mr. Raun must provide a release and waiver to OSS as a condition of receiving benefits (ii)-(iv) set forth in this paragraph.

Executive Employment Agreement with John Morrison

During the year ended December 31, 2021, Mr. Morrison was entitled to a base salary of $290,000 per annum, subject to annual increases as determined by the compensation committee, and a target quarterly bonus in the amount of 35% of his quarterly base salary. The target quarterly bonus is based on Mr. Morrison’s performance, as determined by the board of directors in its sole discretion, against fundamental corporate and/or individual objectives to be determined by the board of directors. Mr. Morrison is eligible to participate in our 2017 Plan, subject to the discretion of the board of directors, if and when, the board of directors determines to make a grant to him. On February 3, 2022, Mr. Morrison’s base salary for fiscal 2022 was increased to $301,600, as approved by the compensation committee and our board of directors on such date.

Under the terms of the employment agreement with Mr. Morrison, if we terminate his employment without cause (as defined below) or he resigns for good reason (as defined below) at any time other than within three months immediately preceding or twelve months immediately following the effective date of a change in control (as defined below), he is entitled to the following payments and benefits: (i) his fully earned but unpaid base salary through the date of termination at the rate then in effect, plus all other amounts under any compensation plan or practice to which he is entitled; (ii) severance payments in an aggregate amount up to six months of Mr. Morrison’s then-current Base Salary, paid to Mr. Morrison on OSS’ regular paydays until the earlier of (a) the date that is six months following his termination or (b) the date as of which he commences employment with another employer, subject to standard payroll deductions and withholdings; (iii) a lump sum payment equal to Mr. Morrison’s then-current target bonus; and (iv) the continuation of Mr. Morrison’s group health continuation coverage under COBRA at OSS’ expense for a period of six months following the termination date, provided, however, that in the event Mr. Morrison becomes eligible for comparable group insurance coverage in connection with new employment, such COBRA premium payments by OSS shall terminate immediately.  Mr. Morrison must provide a release and waiver to OSS as a condition of receiving benefits (ii)-(v) set forth in this paragraph.

In the event Mr. Morrison’s termination without cause or resignation for good reason occurs within the three months immediately preceding or twelve months immediately following a change in control, he is entitled to the following payments and benefits: (i) a single lump-sum payment in an amount equal to six months of Mr. Morrison’s then-current base salary, subject to standard payroll deductions and withholdings, payable within ten business days of the date the release and waiver becomes effective; and (ii) provided that Mr. Morrison timely elects such coverage, the continuation of Mr. Morrison’s group health continuation coverage under COBRA at OSS’ expense for a period of six months following the termination date; provided, however, that in the event Mr. Morrison becomes eligible for comparable group insurance coverage in connection with new employment, such COBRA premium payments by OSS shall terminate immediately; and (ii) the vesting of the shares subject to each of Mr. Morrison’s equity awards and stock options shall be accelerated such that one hundred percent (100%) of said shares shall be deemed fully-vested and, if applicable, immediately exercisable effective as of the date of such termination.

If Mr. Morrison’s employment is terminated as a result of his death or following his permanent disability, Mr. Morrison or his estate, as applicable, is entitled to the following payments and benefits: (i) his fully earned but unpaid base salary through the date of termination at the rate then in effect, plus all other amounts under any compensation plan, expense reimbursement or practice to which he is entitled; and (ii) a lump sum cash payment in an amount equal to his “earned” bonus for the calendar quarter during which his date of termination occurs calculated as of the date of termination (wherein “earned” means that he has met the applicable bonus metrics as of date of such termination, as determined by the board of directors), prorated for such portion of the calendar quarter during which such termination occurs that has elapsed through the date of termination.

Executive Employment Agreement with Jim Ison

During the year ended December 31, 2021, Mr. Ison was entitled to a base salary of $275,000 per annum,  subject to annual increases as determined by the compensation committee, and a target quarterly bonus in the amount of 25% of his quarterly base salary. The target quarterly bonus is based on Mr. Ison’s performance, as determined by the board of directors in its sole discretion, against fundamental corporate and/or individual objectives to be determined by the board of directors. Mr. Ison is eligible to participate in our 2017 Plan, subject to the discretion of the board of directors if and when the board of directors determines to make a grant to him. On February 3, 2022, Mr. Ison’s base salary for fiscal 2022 was increased to $286,000, as approved by the compensation committee and our board of directors on such date.

Under the terms of the employment agreement with Mr. Ison, if we terminate his employment without cause (as defined below) or he resigns for good reason (as defined below) at any time other than within three months immediately preceding or twelve months immediately following the effective date of a change in control (as defined below), he is entitled to the following payments and benefits: (i) his fully earned but unpaid base salary through the date of termination at the rate then in effect, plus all other amounts under any compensation plan or practice to which he is entitled; (ii) severance payments in an aggregate amount up to six months of Mr. Ison’s then-current base salary, paid to Mr. Ison on OSS’ regular paydays until the earlier of (a) the date that is six months following his termination or (b) the date as of which he commences employment with another employer, subject to standard payroll deductions and withholdings; (ii) a lump sum payment equal to Mr. Ison’s then-current target bonus; and (iv) the continuation of Mr. Ison’s group health continuation coverage under COBRA at OSS’ expense for a period of six months following the termination date; provided, however, that in the event Mr. Ison becomes eligible for comparable group insurance coverage in connection with new employment, such COBRA premium payments by OSS shall terminate immediately. Mr. Ison must provide a release and waiver to OSS as a condition of receiving benefits (ii)-(v) set forth in this paragraph.

In the event Mr. Ison’s termination without cause or resignation for good reason occurs within the three months immediately preceding or twelve months immediately following a change in control, he is entitled to the following payments and benefits: (i) a single lump-sum payment in an amount equal to six months of Mr. Ison’s then-current base salary, subject to standard payroll deductions and withholdings, payable within ten business days of the date the release and waiver becomes effective; and (ii) provided that Mr. Ison timely elects such coverage, the continuation of Mr. Ison’s group health continuation coverage under COBRA at OSS’ expense for a period of six months following the termination date; provided, however, that in the event Mr. Ison becomes eligible for comparable group insurance coverage in connection with new employment, such COBRA premium payments by OSS shall terminate immediately; and (ii) the vesting of the shares subject to each of Mr. Ison’s equity awards and stock options shall be accelerated such that one hundred percent (100%) of said shares shall be deemed fully-vested and, if applicable, immediately exercisable effective as of the date of such termination.

If Mr. Ison’s employment is terminated as a result of his death or following his permanent disability, Mr. Ison or his estate, as applicable, is entitled to the following payments and benefits: (i) his fully earned but unpaid base salary through the date of termination at the rate then in effect, plus all other amounts under any compensation plan, expense reimbursement or practice to which he is entitled; and (ii) a lump sum cash payment in an amount equal to his “earned” bonus for the calendar quarter during which his date of termination occurs calculated as of the date of termination (wherein “earned” means that he has met the applicable bonus metrics as of date of such termination, as determined by the board of directors), prorated for such portion of the calendar quarter during which such termination occurs that has elapsed through the date of termination.

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

Annual Cash Bonus

For 2021 and 2020, Mr. Raun, Mr. Ison, and Mr. Morrison were eligible for bonuses. The executives’ bonuses for 2021 and 2020, were determined at the discretion of our board of directors based on its assessment of our corporate performance. Based on this assessment, Mr. Raun received a bonus of $77,625 for 2021, representing 22.5% of his paid salary for 2021.  Our board of directors determined not to award or pay Mr. Raun a bonus for 2020.  Mr. Ison received a bonus of $55,939 and $74,973, representing 20.8% and 28.3% of his paid salary for 2021 and 2020, respectively and Mr. Morrison received a bonus of $95,675 and $113,194, representing 33.5% and 39.6% of his paid salary for 2021 and 2020, respectively. Mr. Cooper received no bonus in 2021 and received $245,992 representing 394.4% of his paid salary for 2020.

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

On June 24, 2020, the Company entered into an employment agreement with Mr. Raun to serve as the Company’s president and chief executive officer. Pursuant to the terms of the employment agreement, Mr. Raun is entitled to receive (i) 412,125 RSUs, which shall vest over three years, with one third of the RSUs vesting following the one-year anniversary of the date of grant, and the remaining RSUs vesting in four equal installments, commencing six months after the one-year anniversary of the date of grant and every six months thereafter until fully vested; and (ii) 412,125 Incentive Stock Options (“ISOs”) pursuant to the Company’s 2017 Equity Plan, which ISOs have and exercise price of $2.14 per share (the fair market value of the Company’s common stock at the date of grant). As of December 31, 2021, Mr. Raun’s ISOs were fully vested, but had not exercised, based upon achievement of the specified performance objectives (discussed below).

The ISOs were subject to the following vesting conditions: the ISOs were schedule to vest at the end of each the second and fourth quarters based on the price of the Company’s common stock during the applicable period. The price of the Company’s common stock as of the end of quarter two or quarter four, as applicable, shall be determined using the ten-day trailing volume weighted average price (“VWAP”) after reporting of quarter two and quarter four earnings, as applicable.  The date of each such determination shall be referred to as a “Determination Date.”  If on any Determination Date the Company’s stock price has increased from the prior Determination Date, then a portion of the ISOs shall become vested.  The number of ISOs that shall become vested on a Determinate Date is determined as follows: ((Price at Determination Date – Price at prior Determination Date) x 100) * 1,177.52 = Vested ISOs.  If on any Determination Date the Company’s stock price is above $5.50 per share, all ISOs shall immediately become vested.

In the event, that Mr. Raun’s employment agreement is terminated for a reason other than “good cause” or for “good reason,” upon Mr. Raun’s execution of an effective waiver and release of claims, unvested RSUs shall accelerate so that an additional twelve months of RSUs shall vest from the termination date.

On February 10, 2020, Mr. Ison received an RSU grant of 15,000 shares of our common stock.   The RSUs vest over three years, with equal semi-annual installments over a period of three years, subject to his continued employment with us on each vesting date.

On May 19, 2021, Mr. Ison received an RSU grant of 40,000 shares of common stock.  The RSUs vest over a three year period beginning November 9, 2020, with equal semi-annual installments over a period of three years, subject to his continued employment with us on each vesting date.

On May 19, 2021, Mr. Ison received an RSU grant of 15,000 shares of our common stock.  The RSUs vest over three year period beginning one year after the date of grant with equal semi-annual installments over a period of three years, subject to his continued employment with us on each vesting date.

On February 10, 2020, Mr. Morrison received an RSU grant of 15,000 shares of our common stock.   The RSUs vest over three years, with equal semi-annual installments over a period of three years, subject to his continued employment with us on each vesting date.

On May 19, 2021, Mr. Morrison received an RSU grant of 40,000 shares of common stock.  The RSUs vest over a three year period beginning November 9, 2020, with equal semi-annual installments over a period of three years, subject to his continued employment with us on each vesting date.

On May 19, 2021, Mr. Morrison received an RSU grant of 20,000 shares of our common stock.   The RSUs vest over three year period beginning one year after the date of grant with equal semi-annual installments over a period of three years, subject to his continued employment with us on each vesting date.

Stock awards granted to our named executive officers may be subject to accelerated vesting in certain circumstances. For additional discussion, please see “Employment Agreements” above and “Change in Control Benefits” below.

Prior to our initial public offering, we adopted our 2017 Plan, in order to facilitate the grant of cash and equity incentives to directors, employees (including our named executive officers) and consultants of our company and certain of its affiliates to enable our company and certain of its affiliates to obtain and retain services of these individuals, which is essential to our long-term success. For additional information about the 2017 Plan, please see the section titled “Incentive Award Plans” below.

Other Elements of Compensation

Retirement Plans

We have a 401(k) retirement plan. Under the terms of the plan, eligible employees may defer up to 20% of their pre-tax earnings, subject to the Internal Revenue Service annual contribution limit. Additionally, the plan allows for discretionary matching contributions by us. In 2021 and 2020, the matching contribution was 100% of the employee’s contribution up to a maximum of 5% of the employee’s annual compensation. However, matching contributions to the 401(k) plan were suspended in May 2020, as a component of the Company’s cost containment efforts and subsequent reinstated in April 2021.

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

Outstanding Equity Awards at Fiscal Year End

The following table summarizes the number of shares of common stock underlying outstanding equity incentive plan awards for each named executive officer as of December 31, 2021.

		Option Awards					Stock Awards
Name	Grant Date	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity Incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option Exercise Price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares of units of stock that have not vested ($)	Equity Incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity Incentive plan awards: Market or payout value of unearned share, units or other right that have not vested ($)
David Raun	4/18/2017	10,000			$1.95	4/17/2027
	6/24/2020	412,500			$2.14	6/23/2030
	6/24/2020						206,062	$1,020,007

Jim Ison	10/1/2012	4,092			$0.76	9/30/2022
	7/16/2014	50,000			$0.46	7/15/2024
	4/2/2016	25,000			$1.08	4/1/2026
	4/18/2017	20,000			$1.95	4/17/2027
	2/13/2019						1,666	$8,247
	2/10/2020						7,500	$37,125
	5/19/2021						26,667	$132,002
	5/19/2021						15,000	$74,250

John W. Morrison Jr.	2/13/2019						2,500	$12,375
	2/10/2020						7,500	$37,125
	5/19/2021						26,667	$132,002
	5/19/2021						20,000	$99,000

Directors Compensation

Mr. Raun, who is our President and Chief Executive Officer, received compensation for his service as a director until February 15, 2020, at which time he no-longer qualified as a non-executive director. The compensation received by Mr. Raun as an officer for the years ended December 31, 2020 and 2021, is presented in “Executive Compensation – Summary Compensation Table.”

The following table sets forth information for the year ended December 31, 2021, regarding the compensation awarded to, earned by, or paid to our non-employee directors who served on our board of directors during 2021.

Name	Fees earned or paid in cash ($)	Stock awards ($)	RSU awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Ken Potashner	$46,000	$-	$50,003	$-	$-	$-	$96,003
Jack Harrison	$40,250	$-	$50,003	$-	$-	$-	$90,253
Kimberly Sentovich	$40,250	$-	$50,003	$-	$-	$-	$90,253
Sita Lowman	$34,500	$-	$50,003	$-	$-	$-	$84,503
Gioia Messinger	$34,500	$-	$50,003	$-	$-	$-	$84,503
Greg Matz	$40,250	$-	$50,003	$-	$-	$-	$90,253

On March 17, 2022, the annual cash fees payable to our non-employee directors for the 2022 fiscal year was increased by 4%; directors will continue to be entitled to $50,000 of RSUs per annum.

Stock Option Plans

2017 Equity Incentive Plan

Our board of directors adopted our 2017 Plan on October 10, 2017. Our 2017 Plan allows for the grant of a variety of equity vehicles to provide flexibility in implementing equity awards, including incentive stock options, non-qualified stock options, restricted stock grants, unrestricted stock grants and restricted stock units.

Amendments to 2017 Plan

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

Authorized Shares.  A total of 3,000,000 shares of common stock were authorized under the 2017 Plan.

Plan Administration.  As permitted by the terms of the 2017 Plan, the board of directors has delegated administration of the 2017 Plan to the compensation committee. As used herein with respect to the 2017 Plan, the “Board of Directors” refers to any committee the board of directors appoints as well as to the board of directors itself. Subject to the provisions of the 2017 Plan, the board of directors has the power to construe and interpret the 2017 Plan and awards granted under it and to determine the persons to whom and the dates on which awards will be granted, the number of shares of common stock to be subject to each award, the time or times during the term of each award within which all or a portion of such award may be exercised, the exercise price, the type of consideration and other terms of the award. Subject to the limitations set forth below, the board of directors will also determine the exercise price of options granted under the 2017 Plan and, with the consent of any adversely affected option holder, may reduce the exercise price of any outstanding option, cancel an outstanding option in exchange for a new option covering the same or a different number of shares of common stock or another equity award or cash or other consideration, or any other action that is treated as a repricing under generally accepted accounting principles. All decisions, determinations, and interpretations by the board of directors regarding the 2017 Plan shall be final and binding on all participants or other persons claiming rights under the 2017 Plan or any award.

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

2015 Stock Option Plan

Our board of directors adopted, and our stockholders approved, our 2015 Plan in December 2015. Our 2015 Plan allows for the grant of incentive stock options, within the meaning of Section 422 of the Code, to our employees and our parent and subsidiary corporations’ employees, and for the grant of non-statutory stock options to our employees, directors and consultants and our parent and subsidiary corporations’ employees, directors and consultants.

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

After termination of an employee, director, or consultant, he or she may exercise his or her option for the period of time as specified in the applicable option agreement. If termination is due to death or disability, the option generally will remain exercisable for at least twelve months. In all other cases, the option will generally remain exercisable for at least 90 days. However, an option generally may not be exercised later than the expiration of its term.

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

2011 Stock Option Plan

Our board of directors adopted, and our stockholders approved, our 2011 Stock Option Plan in December 2011 (the “2011 Plan”). Our 2011 Plan allows for the grant of incentive stock options, within the meaning of Section 422 of the Code, to our employees and our parent and subsidiary corporations’ employees, and for the grant of non-statutory stock options to our employees, directors and consultants and our parent and subsidiary corporations’ employees, directors, and consultants.

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

After termination of an employee, director, or consultant, he or she may exercise his or her option for the period of time as specified in the applicable option agreement. If termination is due to death or disability, the option generally will remain exercisable for at least twelve months. In all other cases, the option will generally remain exercisable for at least 90 days. However, an option generally may not be exercised later than the expiration of its term.

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

S-8 Registration Statement:

On June 21, 2021, the Company filed a Form S-8 Registration Statement relating to 3,543,114 shares of the Company’s common stock, par value $0.0001 per share, issuable to the employees, officers, directors, consultants and advisors of the Company under the Company’s 2017 Plan, 2015 Plan, and 2011 Plan.

On August 12, 2021, the Company filed a new S-8 Registration Statement relating to the additional 1,500,000 shares of common stock authorized for issuance under the 2017 Plan, as approved by the Company’s stockholders on May 19, 2021.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information regarding beneficial ownership of our common stock, as of February 28, 2022, by:

•	each person, or group of affiliated persons, known by us to be the beneficial owner of more than 5% of our common stock;
•	each of our named executive officers;

•	each of our directors; and
•	all of our executive officers and directors as a group.

We have determined beneficial ownership in accordance with SEC rules. The information does not necessarily indicate beneficial ownership for any other purpose. Under these rules, the number of shares of common stock deemed outstanding includes shares issuable upon exercise of stock options or warrants held by the respective person or group that may be exercised or converted within 60 days after February 28, 2022. For purposes of calculating each person’s or group’s percentage ownership, stock options and warrants exercisable within 60 days after February 28, 2022, are included for that person or group but not for any other person or group.

Applicable percentage ownership is based on 18,878,183 shares of common stock outstanding on February 28, 2022.

Unless otherwise indicated and subject to applicable community property laws, to our knowledge, each stockholder named in the following table possesses sole voting and investment power over the shares listed. Unless otherwise noted below, the address of each person listed on the table is c/o One Stop Systems, Inc., 2235 Enterprise Street, #110, Escondido, CA 92029.

Name and Address of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned	Percent of Common Stock Beneficially Owned
5% or greater stockholders:
Steve Cooper (11)	2,834,237	15.0%
Bard & Associates, Inc. (12)	989,075	5.2%
Named Executive Officer and Directors:
David Raun (1)	626,629	3.2%
Ken Potashner (2)	370,723	2.0%
Jack Harrison (3)	68,884	*
Kimberly Sentovich (4)	26,166	*
Sita Lowman (5)	16,830	*
Gioia Messinger (6)	16,590	*
Greg Matz (7)	17,330	*
Jim Ison (8)	161,227	*
John Morrison (9)	84,499	*
All executive officers and directors as a group (9 persons) (10)	1,388,878	7.1%

*	Less than 1%.
(1)

Consists of (i) 190,551 shares of common stock held by Mr. Raun; (ii) 422,125 shares of common stock Mr. Raun has the right to acquire from us within 60 days of February 28, 2022, pursuant to the exercise of stock options, and (iii) 13,953 shares of common stock that Mr. Raun has the right to exercise within 60 days of February 28, 2022, pursuant to common stock warrants. Mr. Raun is our president and chief executive officer.

(2)

Consists of (i) 252,866 shares of common stock held by Mr. Potashner; (ii) 47,857 shares of common stock that Kenco, Inc. has the right to exercise within 60 days of February 28, 2022 (pursuant to common stock warrants), and (iii) 70,000 shares of common stock that Mr. Potashner has the right to acquire from us within 60 days of February 28, 2022, pursuant to the exercise of stock options.  Mr. Potashner has sole voting and investment control over Kenco, Inc. Mr. Potashner is the chairman of the board of directors.

(3)

Consists of (i) 58,884 shares of common stock held by Mr. Harrison, and (ii) 10,000 shares of common stock that Mr. Harrison has the right to acquire from us within 60 days of February 28, 2022, pursuant to the exercise of stock options.  Mr. Harrison is a member of the board of directors.

(4)	Consists of 26,166 shares of common stock held by Ms. Sentovich. Ms. Sentovich is a member of the board of directors.
(5)	Consists of 16,830 shares of common stock held by Ms. Lowman. Ms. Lowman is a member of the board of directors.

(6)	Consists of 16,590 shares of common stock held by Ms. Messinger. Ms. Messinger is a member of the board of directors.
(7)	Consists of 17,330 shares of common stock held by Mr. Matz. Mr. Matz is a member of the board of directors.
(8)

Consists of (i) 70,776 shares of common stock held by Mr. Ison, and (ii) 90,451 shares of common stock, issuable pursuant to the exercise of stock options that Mr. Ison has the right to acquire from us within 60 days of February 28, 2022. Mr. Ison is the chief sales and marketing officer of the Company.

(9)	Consists of 84,499 shares of common stock held by Mr. Morrison. Mr. Morrison is the chief financial officer of the Company.
(10)

Includes (i) 734,492 shares beneficially owned by our current named executive officers and directors, and (ii) 654,386 shares subject to options, warrants or convertible securities, that are either exercisable or such person has a right to receive within 60 days of February 28, 2022, as set forth in the foregoing footnotes.

(11)

Consists of 2,844,237 shares of common stock held by The Cooper Revocable Trust dated April 25, 2001.  Mr. Cooper shares joint voting and investment control of The Cooper Revocable Trust dated April 25, 2001, with his wife Lori Cooper. Mr. Cooper served as our chief executive officer and president until February 15, 2020.

(12)	Based on information provided by Bard & Associates, Inc on Schedule 13G/A, filed with the SEC on February 14, 2022.

Equity Compensation Plan Information:

The following table provides information as of December 31, 2021, regarding our equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
2017 Stock Option Plan	1,174,460	$2.46	1,105,270
2015 Stock Option Plan	335,310	$1.77	-
2011 Stock Option Plan	120,529	$0.54	-
Warrants	451,112	$5.37	-

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

We describe below the transactions and series of similar transactions, since January 1, 2020, to which we were a party or will be a party, in which:

•	the amounts involved exceeded or will exceed $120,000; and
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

Convertible Note and Warrant Financing

In April 2019, certain members of the Company’s board of directors executed definitive agreements to commit funds of up to $4,000,000 as a credit facility. The Company initially borrowed an aggregate of $1,150,000 from members of the board of directors and an aggregated of $350,000 from other shareholders for a two-year period at an interest rate of 9.5% which required the Company to make monthly principal and interest payment of $69,000 per month. In connection with these loans, the Company issued to these note holders, warrants to purchase shares of the Company’s common stock equal to 10% of the original principal at a price per share equal to $2.15.  Accordingly, the Company issued to these note holders warrants to purchase an aggregate of 69,766 shares of the Company’s common stock.  The relative fair value of the warrants issued was $60,158. The remaining unfunded commitments expired as of April 1, 2020, and the Company has not received any additional funding commitments from members of the board of directors. Interest expense on all related party notes payable for year ended December 31, 2021 and 2020, totaled $4,095 and $50,298, respectively.

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

Our certificate of incorporation and our amended and restated bylaws provide that we will indemnify each of our directors and officers to the fullest extent permitted by the Delaware General Corporation Law. Further, we have entered into indemnification agreements with each of our directors and officers, and we have purchased a policy of directors’ and officers’ liability insurance that insures our directors and officers against the cost of defense, settlement, or payment of a judgment under certain circumstances.

Board Committees and Independence

Our board of directors has established three standing committees – audit and risk, compensation, and nominating and corporate governance – each of which operates under a charter that has been approved by our board of directors. Our risk oversite committee has been incorporated into our audit committee (now audit and risk committee) as of 2021.

Policies and Procedures Regarding Related Party Transactions

Our board of directors has adopted a written related person transaction policy setting forth the policies and procedures for the review and approval or ratification of related-person transactions. This policy covers, with certain exceptions set forth in Item 404 of Regulation S-K under the Securities Act, any transaction, arrangement or relationship, or any series of similar transactions, arrangements or relationships in which we were or are to be a participant, where the amount involved exceeds $120,000 and a related person had or will have a direct or indirect material interest, including, without limitation, purchases of goods or services by or from the related person or entities in which the related person has a material interest, indebtedness, guarantees of indebtedness and employment by us of a related person. In reviewing and approving any such transactions, our audit and risk committee is tasked to consider all relevant facts and circumstances, including, but not limited to, whether the transaction is on terms comparable to those that could be obtained in an arm’s length transaction and the extent of the related person’s interest in the transaction. All of the transactions described in this section occurred prior to the adoption of this policy.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The audit and risk committee of our board of directors has selected Haskell & White LLP (“H&W”) as our independent registered public accounting firm for the fiscal year ended December 31, 2021.  H&W audited our consolidated financial statements for the years ended December 31, 2021 and 2020.

Principal Accountant Fees and Services

The aggregate fees for professional services rendered to us by H&W, our independent registered public accounting firm which performed our audits for the years ended December 31, 2021 and 2020, and for other services were as follows:

	2021	2020
Audit fees (1)	$194,250	$207,500
Audit-Related fees (2)	3,100	-
Tax fees	-	-
Other fees	-	-
Total fees	$197,350	$207,500

(1)

Includes fees for (i) audits of our consolidated financial statements for the fiscal years ended December 31, 2021 and 2020, and (ii) reviews of our interim period financial statements for fiscal year 2021 and 2020.

(2)	Preparation of a consent dated June 21, 2021.

Pre-Approval Policies and Procedures

Our audit and risk committee pre-approves all auditing services and the terms of non-audit services provided by our independent registered public accounting firm, but only to the extent that the non-audit services are not prohibited under applicable law and the committee determines that the non-audit services do not impair the independence of the independent registered public accounting firm.

In situations where it is impractical to wait until the next regularly scheduled quarterly meeting, the chairman of the committee has been delegated authority to approve audit and non-audit services to be provided by our independent registered public accounting firm. Fees payable to our independent registered public accounting firm for any specific, individual service approved by the chairman pursuant to the above-described delegation of authority may not exceed $25,000, and the chairman is required to report any such approvals to the full committee at its next scheduled meeting. In addition, our audit and risk committee has pre-approved a list of acceptable services and fees payable to H&W in an aggregate amount of up to $12,500 per quarter for such services, including without limitation audit and allowable non-audit and tax consulting.  This pre-approval is for small projects needing quick reaction and judged by our audit and risk committee not to raise any independence issues with H&W. Such projects and fees are required to be presented in detail at the next audit and risk committee meeting.  Fees that were incurred in 2021 and 2020 were pre-approved by our audit and risk committee.

Our audit and risk committee has considered and determined that the provision of the non-audit services described is compatible with maintaining the independence of our registered public accounting firm.

PART IV

ITEM 15.  EXHIBIT AND FINANCIAL STATEMENT SCHEDULES.

1.	Financial Statements.

The financial statements of One Stop Systems, Inc., together with the report thereon of Haskell & White LLP, an independent registered public accounting firm, are included in this Annual Report on Form 10-K.

2.	Financial Statement Schedules.

All schedules are omitted because they are not applicable, or the required information is shown in the financial statements or notes thereto.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

One Stop Systems, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of One Stop Systems, Inc. (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively, the “consolidated financial statements”).  In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2021 and 2020, and the consolidated results of its operations and its cash flows for each of the years then ended, in conformity with U.S. generally accepted accounting principles.

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

Irvine, California

March 24, 2022

ONE STOP SYSTEMS, INC. (OSS)

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2021	2020
ASSETS
Current assets
Cash and cash equivalents	$5,101,174	$6,316,921
Short-term investments (Note 3)	14,535,750	-
Accounts receivable, net (Note 4)	5,089,804	7,458,383
Inventories, net (Note 5)	12,277,873	9,647,504
Prepaid expenses and other current assets	580,651	655,708
Total current assets	37,585,252	24,078,516
Property and equipment, net (Note 6)	3,091,415	3,487,178
Deposits and other	46,845	81,709
Deferred tax assets, net	3,641,032	3,698,593
Goodwill	7,120,510	7,120,510
Intangible assets, net (Note 7)	105,385	662,257
Total Assets	$51,590,439	$39,128,763

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$2,059,059	$976,420
Accrued expenses and other liabilities (Note 8)	3,846,488	3,481,444
Current portion of notes payable, net of debt discount of $0 and $2,047, respectively (Note 9)	1,137,651	1,365,204
Current portion of related-party notes payable, net of debt discount of $0 and $6,726, respectively (Note 9)	-	199,943
Current portion of senior secured convertible note, net of debt discounts of $2,384 and $256,242 (Note 9)	2,588,525	1,789,212
Total current liabilities	9,631,723	7,812,223
Senior secured convertible note, net of current portion and debt discounts of $0 and $14,107, respectively (Note 9)	-	531,347
Paycheck protection program note payable (Note 9)	-	1,499,360
Total liabilities	9,631,723	9,842,930
Commitments and contingencies (Note 12)
Stockholders’ equity
Common stock, $.0001 par value; 50,000,000 shares authorized; 18,772,214 and 16,684,424 shares issued and outstanding, respectively	1,877	1,668
Additional paid-in capital	41,232,441	30,758,354
Accumulated other comprehensive income	153,361	287,547
Accumulated earnings (deficit)	571,037	(1,761,736)
Total stockholders’ equity	41,958,716	29,285,833
Total Liabilities and Stockholders' Equity	$51,590,439	$39,128,763

See accompanying notes to consolidated financial statements

ONE STOP SYSTEMS, INC. (OSS)

CONSOLIDATED STATEMENTS OF OPERATIONS

`	For the Year Ended December 31,
	2021	2020
Revenue	$61,982,104	$51,895,388
Cost of revenue	42,342,815	35,460,774
Gross profit	19,639,289	16,434,614
Operating expenses:
General and administrative	7,658,418	8,418,358
Marketing and selling	6,201,228	4,120,778
Research and development	4,032,616	4,319,759
Total operating expenses	17,892,262	16,858,895
Income (loss) from operations	1,747,027	(424,281)
Other income (expense):
Interest income	244,382	418,379
Interest expense	(527,139)	(550,774)
Gain on forgiveness of Paycheck Protection Program (PPP) loan and interest	1,514,354	-
Other expense, net	(40,176)	(53,612)
Total other income (expense), net	1,191,421	(186,007)
Income (loss) before income taxes	2,938,448	(610,288)
Provision (benefit) for income taxes	605,675	(603,744)
Net income (loss)	$2,332,773	$(6,544)

Net income (loss) per share:
Basic	$0.13	$(0.00)
Diluted	$0.12	$(0.00)

Weighted average common shares outstanding:
Basic	18,305,878	16,512,203
Diluted	19,503,737	16,512,203

See accompanying notes to consolidated financial statements

ONE STOP SYSTEMS, INC. (OSS)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Year Ended December 31,
	2021	2020
Net income (loss)	$2,332,773	$(6,544)
Other comprehensive income:
Net unrealized loss on short-term investments	(11,060)	-
Currency translation adjustment, net	(123,126)	305,320
Total other comprehensive income	(134,186)	305,320
Comprehensive income	$2,198,587	$298,776

See accompanying notes to consolidated financial statements

ONE STOP SYSTEMS, INC. (OSS)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Year Ended December 31, 2021

	Common Stock			Accumulated Other		Total
	Shares	Amount	Additional Paid-in-Capital	Comprehensive income	Accumulated Earnings / Deficit	Stockholders' Equity
Balance, January 1, 2021	16,684,424	$1,668	$30,758,354	$287,547	$(1,761,736)	$29,285,833
Stock-based compensation	-	-	1,695,105	-	-	1,695,105
Exercise of stock options, RSU's and warrants	590,784	59	401,838	-	-	401,897
Proceeds from issuance of stock, net of issuance costs of $811,327	1,497,006	150	9,188,523	-	-	9,188,673
Taxes paid on net issuance of employee stock options	-	-	(811,379)	-	-	(811,379)
Currency translation adjustment	-	-	-	(123,126)	-	(123,126)
Net unrealized loss on short-term investments	-	-	-	(11,060)	-	(11,060)
Net income	-	-	-	-	2,332,773	2,332,773
Balance, December 31, 2021	18,772,214	$1,877	$41,232,441	$153,361	$571,037	$41,958,716

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

See accompanying notes to consolidated financial statements

ONE STOP SYSTEMS, INC. (OSS)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$2,332,773	$(6,544)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:

Deferred benefit for income taxes	(63,578)	(663,772)
Loss on disposal of property and equipment	80,846	11,586
(Recovery) provision for bad debt	(17,013)	18,141
Warranty reserves	173,262	(28,031)
Amortization of deferred gain	-	(53,838)
Amortization of intangibles	556,873	683,935
Depreciation	923,735	922,597
Inventory reserves	486,559	623,159
Amortization of debt discount	146,294	376,004
Stock-based compensation expense	1,695,105	724,378
Gain on forgiveness of Paycheck Protection Program (PPP) loan and interest	(1,514,354)	-
Changes in operating assets and liabilities:
Accounts receivable	2,327,470	4,286,294
Inventories	(3,456,394)	(2,630,149)
Prepaid expenses and other current assets	243,437	(246,310)
Accounts payable	1,083,954	(3,148,762)
Accrued expenses and other liabilities	623,627	(1,118,861)
Net cash provided by (used in) operating activities	5,622,596	(250,173)

Cash flows from investing activities:
Investment in short-term investment grade securities	(14,546,810)	-
Purchases of property and equipment, including capitalization of labor costs for test equipment and ERP	(563,815)	(820,336)
Proceeds from sales of property and equipment	-	1,542
Net cash used in investing activities	(15,110,625)	(818,794)

Cash flows from financing activities:
Proceeds from exercise of stock options and warrants	401,897	181,892
Payment of payroll taxes on net issuance of employee stock options	(811,379)	(684,875)
Proceeds from issuance of stock	10,000,000	-
Stock issuance costs	(811,327)	-
Net borrowings on bank lines of credit		(99,410)
Proceeds from notes payable	2,307,818	-
Repayments on notes payable	(2,449,628)	(177,866)
Repayments on related-party notes payable	(206,669)	(584,502)
Proceeds, net of repayments, on secured convertible debt	-	2,383,726
Repayments on senior secured convertible note	-	(409,090)
Proceeds on Paycheck Protection Program (PPP) note payable	-	1,499,360
Net cash provided by financing activities	8,430,712	2,109,235

Net change in cash and cash equivalents	(1,057,317)	1,040,268
Effect of exchange rates on cash	(158,430)	91,332
Cash and cash equivalents, beginning of year	6,316,921	5,185,321
Cash and cash equivalents, end of year	$5,101,174	$6,316,921

See accompanying notes to consolidated financial statements

ONE STOP SYSTEMS, INC. (OSS)

CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

	For the Year Ended December 31,
	2021	2020
Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$120,434	$301,214
Cash paid during the year for income taxes	$174,656	$344,184

Supplemental disclosure of non-cash transactions:
Original issue discount on senior secured convertible note	$-	$300,000
Reclassification of inventories to property and equipment	$194,013	$164,856

See accompanying notes to consolidated financial statements

ONE STOP SYSTEMS, INC. (OSS)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2021 and 2020

NOTE 1 – THE COMPANY AND BASIS OF PRESENTATION

Nature of Operations

One Stop Systems, Inc. (“we,” “our,” “OSS,” or the “Company”) was originally incorporated as a California corporation in 1999, after initially being formed as a California limited liability company in 1998. On December 14, 2017, the Company was reincorporated as a Delaware corporation in connection with its initial public offering.  The Company designs, manufactures, and markets specialized high-performance computing modules and systems, which are designed to target edge computing deployments. The Company markets its products to manufacturers of automated equipment used for media and entertainment, medical, industrial, and military applications.

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

The Company’s revenue growth during fiscal year 2020 slowed due to the effects of COVID-19 and, although it rebounded somewhat in 2021, it has not yet fully recovered due to, amongst other things, venue constraints on large group gatherings, which affected the Company’s media and entertainment business.  However, through a reduction in force and strict cost containment, the Company was able to mitigate the effects, to some degree, of the reduced revenue attributable to the economic impact of COVID-19.  Despite global efforts to slow the spread of the virus and to mitigate its effects, COVID-19 continues to impact worldwide economic activity, and the ongoing effects of the COVID-19 pandemic has adversely impacted, and may continue to adversely impact, many aspects of our business. In response to the COVID-19 pandemic, many state, local, and foreign governments have put in place restrictions to control the spread of the disease. Such restrictions, or the perception that further restrictions could occur, have resulted in business closures, work stoppages, slowdowns, delays, work-from-home policies, travel restrictions, and cancellation or postponement of events, among other effects that impacted productivity and disrupted our operations and those of our partners, suppliers, contractors, and customers.

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

During the pandemic, as state, local, and foreign governments implemented (and may continue to implement) preventative measures to contain or mitigate the outbreak of COVID-19, the usage of our products and services fluctuated, and we cannot predict how usage levels will continue to be impacted by these preventative measures. There is no assurance that customers will continue to use our products and services, or to the same extent, as the COVID-19 pandemic begins to taper off or after it ends. As a result, it has been difficult to accurately forecast our revenues or financial results, especially given that the near and long term impact of the pandemic remains uncertain. In addition, while the potential impact and duration of the COVID-19 pandemic on the economy and our business may be difficult to assess or predict, the pandemic has resulted in, and may continue to result in, significant disruption of global financial markets, and may reduce our ability to access additional capital, which could negatively affect our liquidity in the future. Our results of operations could be materially below our forecasts as well, which could adversely affect our results of operations, disappoint analysts and investors, or cause our stock price to decline.

Furthermore, a decrease in orders in a given period could negatively affect our revenues in future periods. The COVID-19 pandemic may also have the effect of heightening many risks associated with our customers and supply chain. We may take further actions that alter our operations as may be required by federal, state, or local authorities from time to time, or which we determine are in our best interests. While much of our operations can be performed remotely, certain activities often require personnel to be on-site, and our ability to carry out these activities has been, and may continue to be negatively impacted if our employees or local personnel are not able to travel. In addition, for activities that may be conducted remotely, there is no guarantee that we will be as effective while working remotely because our team is dispersed and many employees and their families have been negatively affected, mentally or physically, by the COVID-19 pandemic. Decreased effectiveness and availability of our team could harm our business. In addition, we may decide to postpone or cancel planned investments in our business in response to changes in our business resulting from the spread of COVID-19, which may impact our ability to attract and retain customers and our rate of innovation, either of which could harm our business.

We do not yet know the full extent of potential delays or impacts on our business, operations, or the global economy. Although our business continued to be negatively impacted by the pandemic in 2021, our results of operations predominantly improved as compared to 2020. Currently, we are experiencing unavailability of product and limited supplies, protracted delivery dates for componentry, increasing product costs, and changes in minimum order quantities to secure product.  As a result, the Company is carrying increased inventory balances to ensure availability of necessary products and to secure pricing.  Additionally, products that are in the “work-in-process” stage and our inventory of finished goods have increased due to as the timing and availability of certain componentry necessary to complete our products.

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

Management’s plans with respect to the above are to continue their efforts towards responding to the changing economic landscape attributable to COVID-19, to continue to control costs, conserve cash, strengthen margins, and improve company-wide execution.  Specific actions implemented in 2020 by management in response to this effort included a reduction in force, a limited freeze on hiring, reduced work week, minimized overtime, travel and entertainment, and contractor costs.

Basis of Presentation

The accompanying financial statements have been prepared on an accrual basis of accounting in accordance with United States Generally Accepted Accounting Principles (“U.S. GAAP”), as set forth in the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”).

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of OSS, which include the acquisition of CDI, and its wholly-owned subsidiary, OSS GmbH, which also includes the acquisition of Bressner.  Intercompany balances and transactions have been eliminated in consolidation.

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

Due to the COVID-19 pandemic, there has been uncertainty and disruption in the global economy and financial markets. We are not aware of any specific event or circumstance that would require an update to our estimates or assumptions or a revision of the carrying value of our assets or liabilities. These estimates and assumptions may change as new events occur and additional information is obtained. As a result, actual results could differ materially from these estimates and assumptions.

Concentration Risks

At times, deposits held with financial institutions may exceed the amount of insurance provided by the Federal Deposit Insurance Corporation (“FDIC”) and Securities Investor Protection Corporation (“SIPC”), of which both provide basic deposit coverage with limits up to $250,000 per owner.  As of December 31, 2021, the Company had $19,136,924 in excess of the insurance limits.  The Company has not experienced any such losses in these accounts.  In Germany, the deposit insurance is €100,000 per bank, per customer.  Bressner has funds on deposit in both Euro and U.S. dollar denominations of €463,248 (US$527,014) with banks in excess of the insurance limits.

In the years ended December 31, 2021 and 2020, approximately 36% and 24%, respectively, of net sales represent customers which are each greater than 10% of our consolidated annual revenue.  This concentration is with two customers, disguise and Raytheon.

As of December 31, 2021 and 2020, approximately 56% and 64%, respectively, of net trade accounts receivables represent three customer balances which are each greater than 10% of our consolidated trade accounts receivable balance.

The Company made purchases from a certain supplier which represented greater than 10% of the Company’s vendor purchases on an annual basis.  This vendor represented approximately 12.6% and 18.3% of purchases for the years ended December 31, 2021, and 2020, respectively.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on deposit and money market accounts.  The Company considers all highly liquid temporary cash investments with an initial maturity of three months or less when acquired to be cash equivalents.  Management believes that the carrying amounts of cash equivalents approximate their fair value because of the short maturity period.

Short-term Investments

Short-term investments consist predominantly of commercial paper, corporate debt securities, U.S. Treasury securities, and asset-backed securities. The Company classifies short-term investments based on the facts and circumstances surrounding the investments at the time of purchase and evaluates such classification as of each balance sheet date. On December 31, 2021, all short-term investments were classified as available-for-sale.

Short-term investments are recorded at fair value with unrealized gains and losses included in accumulated other comprehensive income - a component of stockholders’ equity. Realized gains and losses are determined using the specific identification method and are included in other income (expense) in the consolidated statement of operations. The

Company evaluates its investments to determine whether those with unrealized loss positions are other than temporarily impaired. Impairments are considered to be other than temporary if they are related to deterioration in credit risk or if it is likely that the Company will sell the securities before recovery of their cost basis.

Accounts Receivable

Accounts receivables are presented at net realizable value.  This value includes an appropriate allowance for estimated uncollectible accounts to reflect any loss anticipated on the trade accounts receivable and unbilled receivables.  Unbilled receivables include cost and gross profit earned in excess of billings.  The allowance for doubtful accounts is an estimate to cover the losses resulting from the inability of customers to make payments on their outstanding balances and unbilled receivables.  In estimating the required allowance, management considers the overall quality and aging of the accounts receivable, specific customer circumstances, current economic trends, and historical experience with collections.  On December 31, 2021 and 2020, the allowance for doubtful accounts is $15,622 and $33,120, respectively.

Revenues earned in excess of related billings are recorded as an asset on the consolidated balance sheet as unbilled receivables.  Unbilled receivables as of December 31, 2021 and 2020, were $0 and $106, respectively.

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

Goodwill

Goodwill represents the excess of the purchase price paid over the fair value of the net assets acquired in business combinations. Goodwill is not amortized but is tested for impairment at least annually and when we deem that a triggering event has occurred.  The Company reviews goodwill for impairment annually on December 31st.  The Company completed its annual assessment for goodwill impairment and determined that goodwill is not impaired as of December 31, 2021, and no adjustment was required.

Intangible Assets and Long-lived Assets

We evaluate our intangible and long-lived assets for impairment when events or circumstances arise that indicate our intangible and long-lived assets may be impaired. Indicators of impairment include, but are not limited to, a significant deterioration in overall economic conditions, a decline in our market capitalization, the loss of significant business, significant decreases in funding for our contracts, or other significant adverse changes in industry or market conditions. The Company completed its qualitative assessment for impairment in December 2021, and determined that there was no impairment as of December 31, 2021. Though there were indicators of impairment attributable to the COVID-19 pandemic that directly impacted our business, as a result of management’s cost containment efforts, raising cash, minimizing working capital requirements and a focus on profitability, during the year the Company improved its financial stability and thus determined that there is no impairment of its intangible and long-lived assets.  There can be no assurance; however, that market conditions will not change or demand for the Company’s products will continue, which could result in an impairment of intangible and long-lived assets in the future.

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

The carrying value of financial instruments including cash and cash equivalents, accounts receivable, and accounts payable and accrued expenses, and other liabilities approximate fair value due to the short-term nature of these instruments.  Assets and liabilities assumed in the acquisition of the Ion software, Concept Development Inc., and Bressner Technology GmbH were recorded at fair value based upon the Company’s market assumptions which approximated carrying value due to the short-term nature of the instruments.  The carrying amounts of the Company’s short-term investments, notes payable and Bressner’s existing lines of credit and notes payable approximate their fair values at the stated interest rates and are reflective of the prevailing market rates.

Revenue Recognition

The Company’s revenues are recognized in accordance with ASC 606, Revenue from Contracts with Customers for which the Company’s performance obligations are satisfied over time as work is performed or at a point in time. The majority of the Company’s revenue is recognized at a point in time when products ship and control is transferred to the customer. The Company determines revenue recognition through the following steps: (i) identification of the contract with a customer; (ii) identification of the performance obligations in the contract; (iii) determination of the transaction price; (iv) allocation of the transaction price to the performance obligations in the contract; and (v) recognition of revenue when, or as, a performance obligation is satisfied.

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

The Company recorded revenue from product sales that are held in vendor managed inventory under this agreement of $12,544,422 and $6,692,752 for the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021 and 2020, $1,128,033 and $1,482,186, respectively, of products sold through those dates were held by the Company in the vendor management program.

Revenues on certain fixed-price contracts where we provide engineering services, prototypes and completed products are recognized over time based upon the output method as milestones are met and value is delivered to the customer, which depicts the Company’s progress toward fulfilling its performance obligations. These services require that we perform significant, extensive, and complex design, development, modification or implementation of our customers’ systems. Performance will often extend over long periods of time, and our right to receive future payment depends on our future performance in accordance with the agreement.  If changes occur in delivery, productivity or other factors used in developing the estimates of costs or revenues, we revise our cost and revenue estimates, which may result in increases or decreases in revenues and costs, and such revisions are reflected in earnings in the period in which the revision becomes known. There were no significant unbilled or incomplete milestone projects as of December 31, 2021.

The Company’s operating segment revenues, disaggregated by primary geographic market, which is determined based on a customer’s geographic location, for the years ended December 31, 2021 and 2020, are as follows:

	For the Year Ended December 31, 2021			For the Year Ended December 31, 2020
Entity:	Domestic	International	Total	Domestic	International	Total
Customized computers and flash arrays	$20,685,839	$17,806,165	$38,492,004	$22,822,064	$10,827,954	$33,650,018
Value-added reseller with minimal customization	10,113	23,479,987	23,490,100	92,511	18,152,859	18,245,370
	$20,695,952	$41,286,152	$61,982,104	$22,914,575	$28,980,813	$51,895,388

Warranty Reserve

The Company offers product warranties that extend for one or two years from the date of sale. Such warranties are considered assurance-type warranties; therefore, they would not be deemed to be a separate performance obligation under ASC 606.  Such warranties require the Company to repair or replace defective product returned to the Company during the warranty period at no cost to the customer. The Company records an estimate for warranty‑related costs based on its historical and estimated future product return rates and expected repair or replacement costs (Note 8).

While such costs have historically been within management’s expectations and the provisions established, unexpected changes in failure rates could have a material adverse impact on the Company, requiring additional warranty reserves and could adversely affect the Company’s gross profit and gross margins.

The Company offers customers extended warranties beyond the standard one-year warranty on the product.  The extended warranties are considered service-type warranties and would be considered as a separate performance obligation under ASC 606.  The Company is the primary obligor and revenue is recognized on a gross basis ratably over the term of the extended warranty.  The customer can purchase extended warranties from one to five years, in the bronze, silver or gold categories.  This entails hardware repair or replacement, shipping methods on how the warranties will be returned/delivered, response times and hours of operations to receive support.  The value of warranties sold for years ended December 31, 2021 and 2020, were $76,502 and $373,847, respectively.

The revenue that was recognized for the warranties sold for the years ended December 31, 2021 and 2020, were $306,373 and $401,915, respectively. The Company does have recourse with some of its suppliers that offer more than a one-year guarantee on parts, but this is not standard.  The few that offer greater than a year warranty, the Company may be able to recover the cost of the part from the manufacturer for the failed part.  The amounts of these costs vary in a wide range, but are not material, due to the infrequency of failure.  As of December 31, 2021 and 2020, deferred revenue totaled $177,898 and

$407,768, respectively.  The Company expects to recognize approximately $177,898 of unearned revenue amounts from 2022 through 2024.

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

Derivative Financial Instruments

We may employ derivatives to manage certain currency market risks through the use of foreign exchange forward contracts. We do not use derivatives for trading or speculative purposes. Our derivatives are designated as a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (cash flow hedge). We hedge a portion of the exchange risk involved in anticipation of highly probable foreign currency-denominated transactions. In anticipation of these transactions, we enter into foreign exchange contracts to provide currency at a fixed rate. As of December 31, 2021 and 2020, Bressner had no foreign exchange contract outstanding.

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

For changes in the valuation of intangible assets between preliminary and final purchase price allocation, the related amortization is adjusted in the period it occurs. Subsequent to the purchase price allocation period any adjustment to assets acquired or liabilities assumed is included in operating results in the period in which the adjustment is determined.  Should we issue shares of our common stock in an acquisition, we will be required to estimate the fair value of the shares issued. See Note 7.

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

Advertising Costs

Advertising costs are expensed as incurred and included in marketing and selling expense in the accompanying consolidated statements of operations.  Advertising costs for the years ended December 31, 2021 and 2020, were $356,874 and $377,105, respectively.

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

In response to the COVID-19 pandemic, the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) was signed into law in March 2020. The CARES Act lifts certain deduction limitations originally imposed by the Tax Cuts and Jobs Act of 2017 (2017 Tax Act). Corporate taxpayers may carryback net operating losses (“NOLs”) originating during 2018 through 2020 for up to five years, which was not previously allowed under the 2017 Tax Act. The CARES Act also eliminates the 80% of taxable income limitations by allowing corporate entities to fully utilize NOL carryforwards to offset taxable income in 2018, 2019 or 2020. Taxpayers may generally deduct interest up to the sum of 50% of adjusted taxable income plus business interest income (30% limit under the 2017 Tax Act) for tax years beginning January 1, 2019 and 2020. The CARES Act allows taxpayers with alternative minimum tax credits to claim a refund in 2020 for the entire amount of the credits instead of recovering the credits through refunds over a period of years, as originally enacted by the 2017 Tax Act.

In addition, the CARES Act raises the corporate charitable deduction limit to 25% of taxable income and makes qualified improvement property generally eligible for 15-year cost-recovery and 100% bonus depreciation. The enactment of the CARES Act resulted in two adjustments to our income tax provision for the year ended December 31, 2020, relating to a projected 2018 NOL utilization and tax benefits from NOL carrybacks. We have recorded a benefit of $41,561 in our income tax provision for the year ended December 31, 2020, related to the CARES Act.

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

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASU 2016-02”).  Under ASU 2016-02, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term.  ASU 2016-02 is effective for the Company for fiscal years beginning after December 15, 2021, and interim periods within fiscal year 2023.  Lessees may use either the modified retrospective method (reflected retrospectively to each prior reporting period presented in the consolidated financial statements) or the transition method (reflected at the beginning of the period of adoption).  Lessees may not apply a full retrospective transition approach.  The Company is currently evaluating the impact of adopting ASU 2016-02 on its consolidated financial statements and disclosures.  Based on its preliminary analysis, management expects the Company’s assets and liabilities to increase by the present value of the lease payments of approximately $805,000 with implementation as of January 1, 2022, using the transition method.

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

NOTE 3 - SHORT-TERM INVESTMENTS

The Company’s short-term investments by significant investment category as of December 31, 2021, are as follows:

Description	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Accrued Interest	Estimated Fair Value
Level 1: (1)
Cash alternatives	$2,172,853	$-	$-	$-	$2,172,853
Certificates of deposit	591,968	-	3,294	1,222	589,896
Corporate bonds and notes	4,293,722	-	5,432	46,820	4,335,110
Municipal Securities	7,411,043	-	2,334	29,182	7,437,891
	$14,469,586	$-	$11,060	$77,224	$14,535,750

(1)	Level 1 fair value estimates are based on quoted prices in active markets for identical assets or liabilities.

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

NOTE 4 – ACCOUNTS RECEIVABLE

Accounts receivable, net consists of the following on December 31:

	December 31,	December 31,
	2021	2020
Accounts receivable	$5,105,426	$7,491,397
Unbilled receivables	-	106
	5,105,426	7,491,503
Less: allowance for doubtful accounts	(15,622)	(33,120)
	$5,089,804	$7,458,383

Unbilled receivables include amounts associated with percentage of completion and milestone billing accounting, which includes cost and gross profit earned in excess of billing, not currently billable due to contractual provisions.  The recovery and provision for bad debt expense related to accounts receivable was $(17,013) and $20,000 for the years ended December 31, 2021 and 2020, respectively.

NOTE 5 – INVENTORIES

Inventories, net consist of the following on December 31:

	December 31,	December 31,
	2021	2020
Raw materials	$5,603,868	$5,210,327
Sub-assemblies	495,320	255,699
Work-in-process	518,838	407,328
Finished goods	6,228,892	4,424,603
	12,846,918	10,297,957
Less: reserves for obsolete and slow-moving inventories	(569,045)	(650,453)
	$12,277,873	$9,647,504

NOTE 6 – PROPERTY AND EQUIPMENT

Property and equipment, net consists of the following on December 31:

	December 31,	December 31,
	2021	2020
Computers and computer equipment	$743,807	$748,392
Furniture and office equipment	435,342	329,725
Manufacturing equipment and engineering tools	2,622,059	2,710,784
ERP Financial System	2,404,967	2,203,484
Leasehold improvements	976,967	943,194
Vehicles	4,012	4,315
	7,187,154	6,939,894
Less: accumulated depreciation and amortization	(4,095,739)	(3,452,716)
	$3,091,415	$3,487,178

During the years ended December 31, 2021 and 2020, the Company incurred $923,735 and $922,597 of depreciation and amortization expense related to property and equipment, respectively.

NOTE 7 – LONG LIVED INTANGIBLE ASSETS

Definite lived intangible assets related to acquisitions are as follows as of December 31, 2021:
	Expected Life	Remaining Months	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Customer lists and relationships	36 to 60 months	0 to 20 months	$2,084,515	$(1,979,130)	$105,385
Drawings and technology	36 months	0 months	760,207	(760,207)	-
Trade name, trademarks & other	24 to 36 months	0 months	447,274	(447,274)	-
Non-compete	36 months	0 months	246,797	(246,797)	-
			$3,538,793	$(3,433,408)	$105,385

Definite lived intangible assets related to acquisitions are as follows as of December 31, 2020:
	Expected Life	Remaining Months	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Customer lists and relationships	36 to 60 months	10 to 32 months	$2,084,515	$(1,578,178)	$506,337
Drawings and technology	36 months	0 months	760,207	(760,207)	-
Trade name, trademarks & other	24 to 36 months	10 months	447,274	(355,742)	91,532
Non-compete	36 months	10 months	246,797	(182,409)	64,388
			$3,538,793	$(2,876,536)	$662,257

The amortization expense of the definite lived intangible assets for the years remaining is as follows:

2022	2023	Total
$63,231	$42,154	$105,385

Amortization expense recognized during the years ended December 31, 2021 and 2020, was $556,873 and $683,935, respectively.

NOTE 8 – ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consist of the following on December 31:

	December 31,	December 31,
	2021	2020
Accrued compensation and related liabilities	$1,372,342	$932,988
Deferred revenue and customer deposits	844,081	1,096,672
Warranty reserve	571,903	425,636
Deferred rent	512,211	312,909
Other accrued expenses	545,951	713,239
	$3,846,488	$3,481,444

NOTE 9 – DEBT

Bank Lines of Credit

Bressner Technology GmbH has three revolving lines of credit with three separate German institutions, totaling €,3,200,000 (US$3,640,483) as of December 31, 2021.  Borrowing under the lines of credit bear interest at a variable rate of Euribor plus a stated rate.  The current rates as of December 31, 2021, for the lines of credit are from 3.10% to 4.0%, with the balances being open indefinitely or until occurrence of a defined change of control event.  There were no outstanding lines of credit balances as of December 31, 2021 and 2020.

Foreign Debt Obligations

Bressner has two term loans outstanding as of December 31, 2021, with a total balance outstanding of €1,000,000 (US$1,137,651) as follows:

•

On June 18, 2021, Bressner converted €500,000 of its line of credit from UniCredit Bank into a note payable, which bears interest at 1.55% with interest only payments to be paid on a quarterly basis. The note was due on December 17, 2021, but has been extended through June 17, 2022, with accrued interest being paid current as of the original maturity date.  Payment of principal and unpaid interest due upon maturity. The balance outstanding as of December 31, 2021, is €500,000 (US$568,826);

•

On June 4, 2021, Bressner converted €500,000 of its line of credit from UniCredit Bank into a note payable, which bears interest at 1.55% with interest only payments to be paid on a quarterly basis and matured on November 30, 2021, with a payment of principal and unpaid interest due upon maturity. The amount outstanding was paid in full as of December 31, 2021;

•

On April 9, 2021, Bressner converted €500,000 of its line of credit from UniCredit Bank into a note payable, which bears interest at 1.60% with interest only payments to be paid on a quarterly basis.  The note was due on September 30, 2021, with a payment of principal and interest due upon maturity.  This loan was paid in full on September 30, 2021with proceeds from a new note which bears interest at 1.57% with similar terms.  This new note has an outstanding balance of €500,000 (US$568,825) as of December 31, 2021. This new note is due on March 31, 2022;

•

On June 25, 2020, Bressner converted €500,000 of its line of credit from UniCredit Bank into a note payable, which bore interest at 1.87% interest and matured on June 18, 2021, with a balloon payment of principal and interest due upon maturity.  The amount outstanding was paid in full as of December 31, 2021.  The balance outstanding as of December 31, 2020, was €500,000 (US$611,406); and

•

On April 9, 2020, Bressner converted €500,000 of its line of credit from UniCredit Bank into a note payable, which bore interest at 1.90% and matured on April 9, 2021, with a balloon payment of principal and interest due upon maturity. The amount outstanding was paid in full as of December 31, 2021.  The balance outstanding as of December 31, 2020, was €500,000 (US$611,406).

On April 1, 2019, Bressner entered into a note payable in the amount of €500,000 (US$586,189), which bore interest at 2.25% and matured on March 30, 2021, with monthly payments of principal and interest of €22,232 (US$24,960). The amount outstanding was paid in full as of December 31, 2021.  The balance outstanding as of December 31, 2020, was €66,446 (US$81,251).

In September 2019, Bressner entered into a note payable in the amount of €300,000 (US$336,810) which bore interest at 1.65% and matured on March 24, 2020, with a balloon payment of principal and interest.  The outstanding balance is paid in full as of December 31, 2021 and 2020.

In September 2017, Bressner entered into a note payable, in the amount of €400,000 (US$436,272) which bore interest at 2.125% and matured on January 31, 2020, and is paid in full as of December 31, 2021 and 2020.

Notes Payable

In April 2019, the Company borrowed an aggregate of $350,000 from three individuals for a two-year period at an interest rate of 9.5%, which requires the Company to make monthly principal and interest payments of $16,100 per month.  These loans were secured by the assets of the Company.  In connection with these loans, the Company issued to the noteholders warrants to purchase shares of the Company’s common stock in an amount equal to 10% of the original principal at a price per share equal to $2.15.  Accordingly, the Company issued to the noteholders warrants to purchase an aggregate of 16,276 shares of the Company’s common stock at an exercise price of $2.15 per share. The relative fair value of each warrant was $0.90.  The relative fair value of warrants was estimated using Black-Scholes with the following weighted-average assumptions: fair value of the Company’s common stock at issuance of $2.15 per share; five year contractual term; 44.60% volatility; 0.0% dividend rate; and a risk-free interest rate of 2.307%.  The total relative fair value of the warrants issued is $14,037.  These loans have matured, and all balances have been paid in full.  As such, the balances outstanding as of December 31, 2021 and 2020, were $0 and $63,188, respectively.

Notes Payable – Related Parties

In April 2019, the Company borrowed an aggregate of $1,150,000 from certain members of the Company’s board of directors for a two-year period at an interest rate of 9.5% which requires the Company to make monthly principal and interest payments of $52,900 per month.  These loans were secured by the assets of the Company.  In connection with these loans, the Company issued to the noteholders warrants to purchase shares of the Company’s common stock in an amount equal to 10% of the original principal at a price per share equal to $2.15.  Accordingly, the Company issued to the noteholders warrants to purchase an aggregate 53,490 shares of the Company’s common stock at an exercise price of $2.15 per share. The relative fair value of each warrant was $0.90.  The relative fair value of warrants was estimated using Black-Scholes with the following weighted-average assumptions: fair value of the Company’s common stock at issuance of $2.15 per share; five year contractual term; 42.60% volatility; 0.0% dividend rate; and a risk-free interest rate of 2.3067%.  The relative fair value of warrants issued is $46,121.  These loans have matured, and all balances have been paid in full, As such, the balances outstanding as of December 31, 2021 and 2020, were $0 and $206,669, respectively.

Debt Discount

The relative fair value of warrants issued in connection with the notes payable described above were recorded as debt discount, decreasing notes payable and related-party notes payable and increasing additional paid-in-capital on the accompanying consolidated balance sheets.  The debt discounts are being amortized to interest expense over the term of the corresponding notes payable using the straight-line method which approximates the effective interest method.  Amortization of debt discounts of $7,077 and $25,107, were recognized as interest expense for the years ended December 31, 2021 and 2020, respectively

Paycheck Protection Program Loan

On April 28, 2020, the Company received authorization pursuant to the Paycheck Protection Program (“PPP”) of the Coronavirus Aid, Relief, and Economic Security Act as administered by the U.S. Small Business Administration (the “SBA”) for a “PPP” loan. On May 11, 2020, the Loan was funded, and the Company received proceeds in the amount of $1,499,360 (the “PPP Loan”).

The PPP Loan, which took the form of a two-year promissory note (the “PPP Note”), was scheduled to mature on April 28, 2022, and bore interest at a rate of 1.0% per annum. Monthly principal and interest payments, less the amount of any potential forgiveness (discussed below), were initially to commence on October 28, 2020. The Company did not provide any collateral or guarantees for the PPP Loan, nor did the Company pay any facility charge to obtain the PPP Loan. The PPP Note provided for customary events of default, including, among others, those relating to failure to make payment, breaches of any term, obligation, covenant, or condition contained in the PPP Note and payment of unauthorized expenses or use of proceeds contrary to CARES Act rules.

Under the original rules, all or a portion of the PPP Loan may be forgiven by the SBA and lender upon application by the Company beginning 60 days but not later than 120 days, after loan approval and upon documentation of expenditures in accordance with the SBA requirements. Under the CARES Act, loan forgiveness is available for the sum of documented payroll costs, covered rent payments, and covered utilities during the eight-week period beginning on the date of loan approval. For purposes of the CARES Act, payroll costs exclude compensation of an individual employee in excess of $100,000, prorated annually. Not more than 25% of the forgiven amount may be for non-payroll costs. Forgiveness is reduced if full-time headcount declines, or if salaries and wages for employees with salaries of $100,000 or less annually are reduced by more than 25%. In the event the PPP Loan, or any portion thereof, is forgiven pursuant to the PPP, the amount forgiven is to be applied to outstanding principal.

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

On May 3, 2021, the Company received notification from the SBA that its PPP Loan of $1,499,360, plus accrued interest of $14,994, had been fully forgiven and such amount has been recognized as other income in the consolidated statement of operations.

Senior Secured Convertible Note

On April 24, 2020, the Company entered into a Securities Purchase Agreement with an institutional investor providing for the issuance by the Company of Senior Secured Convertible Promissory Notes with a principal face value of up to $6,000,000.  The notes are, subject to certain conditions, convertible into shares of the Company’s common stock, par value $0.0001 per share, at an initial conversion price per share of $2.50. The notes will be issued with a 10% original issue discount.

At the initial closing of this offering, the Company issued notes in the principal amount of $3,000,000 with a 10% original issue discount resulting in an aggregate purchase price of $2,700,000 at the initial closing.  The notes bear no interest rate (except upon event of default) and, unless earlier converted or redeemed, will mature on April 1, 2022.

Pursuant to the Securities Purchase Agreement, the Company had the right to consummate additional closings of up to an additional $3,000,000, subject to the prior satisfaction of certain closing conditions. This right expired effective April 24, 2021, and the Company may no longer consummate additional closings under the Securities Purchase Agreement.

The Notes are convertible at any time, in whole or in part, at the option of the investors, into shares of common stock at the initial conversion price of $2.50 per share. The conversion price is subject to adjustment for issuances of securities below the conversion price then in effect and for stock splits, combinations, or similar events. If immediately following the close of business on the nine month anniversary of the issuance date of each note, the conversion price then in effect exceeds 135% of the volume weighted average price VWAP (the “Market Price”), the initial conversion price under any such note will be automatically lowered to the Market Price.

Commencing July 1, 2020, the Company has made monthly amortization payments equal to 1/22nd of the initial principal, any accrued and unpaid interest, and late charges and any deferred or accelerated amount, of such note, which may be satisfied in cash at a redemption price equal to 105% of such installment amount (110% of such installment amount on notes issued at additional closings).  As of December 31, 2021, the holder has elected to defer receipt of fifteen installment payments as allowed per the agreement.

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

The original issue discount of 10% on the Senior Secured Convertible Note was recorded as a debt discount, decreasing the note payable.  This debt discount is amortized to interest expense using the effective interest rate method over the term of the loan.  For the years ended December 31, 2021 and 2020, total debt discount amortization was $139,217 and $168,395, respectively.  Such amount is included in interest expense in the accompanying consolidated statements of operations.

Debt issuance costs in the amount of $316,274 related to this indebtedness were deducted from the face value of the note.  Such costs are amortized to interest expense using the effective interest rate method over the term of the loan.  Total debt issuance costs amortized during the year ended December 31, 2021 and 2020, was $137,521 and $177,530, respectively.  Such amount is included in interest expense in the accompanying consolidated statements of operations.

A summary of outstanding debt obligations as of December 31, 2021, are as follows:

Loan Description	Current Interest Rate	Maturity Date	Balance (Euro)	Balance ($)	Current Portion	Long-term Portion
Domestic:
Convertible senior secured note	10% OID	April-22	-	2,590,909	2,590,909	-
			€-	$2,590,909	$2,590,909	$-
Foreign:
Uni Credit Bank AG	1.57%	March-22	€500,000	$568,825	$568,825	$-
Uni Credit Bank AG	1.49%	June-22	500,000	568,826	568,826	-
			€1,000,000	$1,137,651	$1,137,651	$-
				$3,728,560	$3,728,560	$-

Outstanding debt obligations as of December 31, 2021, consist of the following:

Period Ended December 31, 2021	Convertible Note	Foreign	Total
Current portion:
Principal	$2,590,909	$1,137,651	$3,728,560
Less discount	(1,161)	-	(1,161)
Less loan origination costs	(1,223)	-	(1,223)
Net liability	$2,588,525	$1,137,651	$3,726,176

Total future payments under the notes payable described above as of December 31, 2021, are as follows:

Period Ending December 31, 2022	Convertible Note	Foreign	Total	Discount / Loan Original Costs
Current portion of notes payable	$2,590,909	$1,137,651	$3,728,560	$(2,384)
Total minimum payments	$2,590,909	$1,137,651	$3,728,560	$(2,384)

NOTE 10 – STOCKHOLDERS’ EQUITY

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

On June 24, 2020, the Company amended the 2017 Plan to increase the maximum limitation of the number of shares of common stock with respect to one or more Stock Awards (as defined in the 2017 Plan) that may be granted to any one participant under the 2017 Plan during any calendar year from 500,000 shares to 1,000,000 shares. The amendment did not increase the total number of shares of common stock reserved under the 2017 Plan, and did require stockholder approval.

On May 19, 2021, the Company’s stockholders approved, by a majority of votes cast, the Company’s proposal to increase the number of shares authorized for issuance under the 2017 Plan from 1,500,000 shares to 3,000,000 shares of common stock of the Company pursuant to the terms and conditions of the 2017 Plan.  The amendment took effect upon receipt of stockholder approval.  As of December 31, 2021, the Company has 1,105,270 shares of common stock remaining unissued under the 2017 Plan.

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

Effective June 24, 2020, the Company entered into an employment agreement with Mr. Raun to serve as the Company’s president and chief executive officer. Pursuant to the terms of the employment agreement, Mr. Raun is entitled to receive 412,125 RSUs that shall vest over three years, with one third of the RSUs vesting following the one-year anniversary of the date of grant, and the remaining RSUs vesting in four equal installments, commencing six months after the one-year anniversary of the date of grant and every six months thereafter until fully vested; and 412,125 Incentive Stock Options (“ISOs”) pursuant to the Company’s 2017 Equity Incentive Plan, whereby the exercise price for the ISOs shall be no less than the fair market value of the Company’s common stock at the date of grant ($2.14).

The ISOs shall vest at the end of each the second and fourth quarters, the price of the Company’s common stock as of the end of quarter two or quarter four, as applicable, shall be determined using the ten-day trailing volume weighted average price (“VWAP”) after reporting of quarter two and quarter four earnings, as applicable.  The date of each such determination shall be referred to as a “Determination Date.”  If on any Determination Date the Company’s stock price has increased from the prior Determination Date, then a portion of the ISOs shall become vested.  The number of ISOs that shall become vested on a Determinate Date is determined as follows: ((Price at Determination Date – Price at prior Determination Date) x 100) * 1,177.52 = Vested ISOs.  If on any Determination Date the Company’s stock price is $5.50 per share, all ISOs shall immediately become vested.  As of December 31, 2021, Mr. Raun’s ISOs are fully vested, but not exercised, based upon achievement of the specified performance objectives.

In the event, that Mr. Raun’s employment agreement is terminated for a reason other than “good cause” or for “good reason” Mr. Raun, upon executing an effective waiver and release of claims, unvested RSUs shall accelerate so that an additional twelve (12) months of RSUs shall vest from the termination date.

A summary of stock option activity under the plans during the years ended December 31, 2021 and 2020, are as follows:

	Stock Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding on January 1, 2020	1,686,444	$1.32	4.84	$4,531,038
Granted	432,125	$2.17	9.46	$795,553
Forfeited / Canceled	(38,197)	$2.32	7.01	$(63,826)
Exercised	(760,105)	$0.88	2.78	$(2,370,491)
Outstanding on December 31, 2020	1,320,267	$1.81	6.43	$2,889,274
Granted	-	$-	-	$-
Forfeited / Canceled	(13,772)	$2.66	6.21	$(28,359)
Exercised	(280,996)	$1.05	2.08	$(1,096,540)
Outstanding on December 31, 2021	1,025,499	$2.01	6.35	$3,014,448
Exercisable on December 31, 2021	1,013,455	$2.00	6.33	$2,986,348
Vested and expected to vest on December 31, 2021	1,025,138	$2.01	6.35	$3,013,605

The following table summarizes information about common stock options outstanding as of December 31, 2021:

		Stock Options Outstanding			Stock Options Exercisable
Plan	Exercise Price Range	Number of Shares Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number of Shares Exercisable	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
2011	$0.46-$0.80	120,529	1.97	$0.54	120,529	1.97	$0.54
2015	$1.08-$1.95	335,310	5.04	$1.77	335,310	5.04	$1.77
2017	$2.14-$4.09	569,660	8.05	$2.46	557,616	8.05	$2.46
		1,025,499			1,013,455

The following table presents details of the assumptions used to calculate the weighted-average grant date fair value of common stock options granted by the Company.  There were no options granted during the year ended December 31, 2021.

	For the Year Ended December 31,
	2021	2020
Expected term (in years)	-	5.04
Expected volatility	0.00%	43.5 - 47.8%
Risk-free interest rate	0.00%	0.33%
Weighted average grant date fair value per share	$-	$0.83
Grant date fair value of options vested	$185,818	$554,575
Intrinsic value of options exercised	$1,096,540	$2,370,491

As of December 31, 2021, the amount of unearned stock-based compensation estimated to be expensed from 2021 through 2023 related to unvested common stock options is $10,232, net of estimated forfeitures. The weighted-average period over which the unearned stock-based compensation is expected to be recognized is 0.93 years.

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

Exercise of Stock Options

During the year ended December 31, 2021, the Company issued 280,996 shares of common stock for proceeds of $294,390 in cash related to the exercise of stock options.

During the year ended December 31, 2020, the Company issued 314,236 shares of common stock for proceeds of $86,892, in cash related to the exercise of stock options.  Of the total shares issued, 240,381 shares of common stock were issued as a cashless exercise of stock options.

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

The Company’s restricted stock unit activity for the years ended December 31, 2021 and 2020, is as follows:

	Restricted Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value
Unvested on January 1, 2020	216,670	$3.02
Granted	554,251	$2.63
Vested	(151,251)	$3.16
Canceled	(43,748)	$2.43
Unvested on December 31, 2020	575,922	$2.65
Granted	432,196	$5.76
Vested	(398,193)	$3.18
Canceled	(5,125)	$5.88
Unvested on December 31, 2021	604,800	$4.49

During the years ended December 31, 2021 and 2020, the Company issued 254,954 and 123,440 restricted stocks units, net of 143,239 and 27,811 units, respectively, which were retained for income tax purposes.  As of December 31, 2021, there was $1,972,787 of unrecognized compensation cost related to unvested restricted stock units which is expected to be recognized over a weighted average period of 2.01years.

Stock-based compensation expense for the years ended December 31, 2021 and 2020, was comprised of the following:

	For the Year Ended December 31,
Stock-based compensation classified as:	2021	2020
General and administrative	$1,094,036	$556,935
Production	190,330	65,631
Marketing and selling	270,311	65,580
Research and development	140,428	36,232
	$1,695,105	$724,378

Warrants

In connection with the issuance of notes payable and related notes payable in April 2019, the Company issued warrants to debt holders’ share of common stock at an exercise price of $2.15 per share.  See Note 9.

The following table summarizes the Company’s warrant activity during the years ended December 31, 2021 and 2020:

	Number of Warrants	Weighted Average Exercise Price
Warrants outstanding on January 1, 2020	630,947	$4.16
Warrants granted		$-
Warrants exercised	(125,001)	$0.76
Warrants outstanding on December 31, 2020	505,946	$5.00
Warrants granted	-	$-
Warrants exercised	(54,834)	$1.96
Warrants outstanding on December 31, 2021	451,112	$5.37

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

On August 12, 2021, the Company filed a new S-8 Registration Statement relating to the additional 1,500,000 shares of common stock authorized for issuance under the 2017 Plan, as approved by the Company’s stockholders on May 19, 2021.

NOTE 11 – EMPLOYEE BENEFIT PLAN

The Company has a 401(k) retirement plan. Under the terms of the plan, eligible employees may defer up to 20% of their pre-tax earnings, subject to the Internal Revenue Service annual contribution limit. Additionally, the plan allows for discretionary matching contributions by the Company.  Typically, the matching contributions are 100% of the employee's contribution up to a maximum of 5% of the employee’s annual compensation.  During the years ended December 31, 2021 and 2020, the Company contributed $253,148 and $124,993, respectively to the 401(k) Plan.  As of May 2020, the Company suspended matching contributions to the 401(k) as part of its cost containment program.  The program was reinstated in April 2021.

In 2021, Bressner instituted an occupational retirement provision for their employees in Germany, which supplements the statutory pension insurance.  Currently, this program allows employees to contribute at a maximum 564 Euros per month with the employer match of up to 50% to the employees’ insurance retirement fund.  This program had an initial cost of $56,741.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

Legal

We are subject to litigation, claims, investigations, and audits arising from time to time in the ordinary course of our business.

On September 29, 2020, the Company’s former Chief Executive Officer, Stephen D. Cooper, commenced an action against the Company entitled Stephen D. Cooper v. One Stop Systems, Inc. et al, in San Diego County Superior Court, Case No. 37-2020-00034492-CU-BC-CTL.  Mr. Cooper alleged claims for (1) breach of written contract and (2) violation of California Labor Code Sections 201 and 203 in connection with the Company’s alleged failure to pay unpaid wages and an earned bonus following the Company’s termination of Mr. Cooper’s employment with the Company in February 2020. Mr. Cooper sought unspecified compensatory damages and statutory penalties.

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

Guarantees and Indemnities

The Company has made certain indemnities, under which it may be required to make payments to an indemnified party, in relation to certain transactions.  The Company indemnifies its directors, officers, employees and agents to the maximum extent permitted under the laws of the State of Delaware.  In connection with its facility lease, the Company has indemnified its lessor for certain claims arising from the use of the facilities.  Also, in connection with the terms of Bressner’s credit agreements (Note 9), Bressner alone has agreed to indemnify its lenders and others related to the use of the proceeds and other matters.  The duration of the indemnities varies, and in many cases is indefinite.  These indemnities do not provide for any limitation of the maximum potential future payments the Company could be obligated to make.  Historically, the Company has not been obligated to make any payments for these obligations and no liabilities have been recorded for these indemnities in the accompanying consolidated balance sheets.

Leases

The Company leases its offices, manufacturing, and warehouse facility in San Diego County under a non-cancelable operating lease. Our corporate headquarters are in a leased space comprising of approximately 29,342 square feet in Escondido, California under a lease that was modified in February 2019 and expires in August 2024.  The Company also lease a 3,208 square foot facility in Salt Lake City, Utah that houses our Ion software development team. The Company is the lessee of 12,880 square feet located in Irvine, California with the lease expiring in June 2021.  Bressner Technology leases space comprising of 8,073 square feet on a month-to-month basis.  For the years ended December 31, 2021 and 2020, rent expense was $773,157 and $673,089, respectively.

Future annual minimum rental commitments under operating leases as of December 31, 2021, are as follows:

Year Ending December 31,	Amount Payable
2022	$758,500
2023	721,964
2024	491,467
2025	115,604
Thereafter	-
Total minimum lease payments	$2,087,535

NOTE 13 – RELATED PARTY TRANSACTIONS

In April 2019, certain members of the Company’s Board of Directors executed definitive agreements to commit funds of up to $4,000,000 as a credit facility. The Company initially borrowed an aggregate of $1,150,000 from members of the Board of Directors and an aggregated of $350,000 from other shareholders for a two-year period at an interest rate of 9.5% which required the Company to make monthly principal and interest payment of $69,000 per month. In connection with these loans, the Company issued to these note holders, warrants to purchase shares of the Company’s common stock equal to 10% of the original principal at a price per share equal to $2.15.  Accordingly, the Company issued to these note holders warrants to purchase an aggregate of 69,766 shares of the Company’s common stock.  The relative fair value of the warrants issued was $60,158. The remaining unfunded commitments expired as of April 1, 2020, and the Company has not received any additional funding commitments from members of the Board of Directors.  Interest expense on all related-party notes payable for the years ended December 31, 2021 and 2020, totaled $4,095 and $50,298, respectively.

The Company engages an advertising firm whose president was a member of the Board of Directors of the Company from January 1 though June 3, 2020. Amounts paid to this company are included in marketing and selling expense in the accompanying consolidated statements of operations and for the years ended December 31, 2020, totaled $33,000

The Company has appointed certain stockholders to the Board of Directors.  Director fees paid by the Company, including stock-based compensation, for the years ended December 31, 2021 and 2020, totaled $535,768 and $271,200, respectively, and are included in general and administrative expenses in the accompanying consolidated statements of operations.

NOTE 14 – INCOME TAXES

For the years ended December 31, 2021 and 2020, pre-tax income (loss) was attributed to the following jurisdictions:

	For the Years Ended December 31,
	2021	2020
Domestic operations	$1,248,943	$(760,603)
Foreign operations	1,689,505	150,315
	$2,938,448	$(610,288)

Set forth below is the provision (benefit) for income taxes for the years ended December 31:

	For the Years Ended December 31,
	2021	2020
Current:
Federal	$-	$(26,951)
State	2,763	16,058
International	548,062	149,958
	550,825	139,065
Deferred:
Federal	(81,341)	(563,107)
State	136,191	(180,059)
International	-	357
	54,850	(742,809)
Total provision (benefit) for income taxes	$605,675	$(603,744)

The reconciliation of the provision (benefit) for income taxes computed at federal statutory rates to the provision (benefit) for income taxes for the years ended December 31, 2021 and 2020, are as follows:

	For the Years Ended December 31,
	2021	2020
Provision at federal statutory rates (21% applied to earnings before income taxes)	$617,074	$(128,161)
State income taxes, net of federal benefit	(105)	7,685
Other permanent items	(60,997)	(164,300)
PPP loan forgiveness	(318,014)	-
Stock based compensation	(399,635)	(178,552)
Research and development credits	(247,264)	(364,843)
Amortization of intangibles	112,007	132,934
Change in reserve for uncertain tax positions	771,672	48,492
Other	130,937	43,001
	$605,675	$(603,744)

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of deferred taxes as of December 31, 2021 and 2020, were as follows:

	For the Years Ended December 31,
	2021	2020
Deferred tax assets:
Reserves	$51,147	$23,735
Deferred compensation	246,542	166,740
Stock compensation	238,310	183,742
Deferred revenue	64,232	132,814
Inventories	184,802	212,226
Credits and loss carryforward	4,202,769	4,314,653
Total deferred tax assets before valuation allowance	4,987,802	5,033,910
Deferred tax liabilities:
Property and equipment	(300,758)	(229,042)
Intangible assets	(593,254)	(602,277)
Other	(303,271)	(327,288)
Total deferred tax liabilities	(1,197,283)	(1,158,607)
Net deferred tax assets before valuation allowance	3,790,519	3,875,303
Valuation allowance	(149,487)	(176,710)
Net deferred tax assets	$3,641,032	$3,698,593

The Company files income tax returns in the U.S. federal jurisdiction, California, Arizona, Idaho, Massachusetts, Texas, and Utah and Germany and has open tax statutes for U.S. federal taxes for the years ended December 31, 2018 through 2021.  For California, the open tax statutes are for years December 31, 2017 through 2021, and for Germany, the open years include December 31, 2019 through 2020.

The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those differences become deductible.  Management considers the scheduled reversals of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.  Management believes that it is more likely than not that the Company will realize the benefits of the net deferred tax assets as of December 31, 2021 and 2020.

On December 31, 2021, we had $3,641,032 in net deferred tax assets (“DTAs”). These DTAs include $2,255,726 of tax credit carryforwards and $1,878,586 related to net operating loss carryforwards that can be used to offset taxable income in future periods and reduce our income taxes payable in those future periods.  At this time, we consider it more likely than not that we will have sufficient taxable income in the future that will allow us to realize these DTAs. However, it is possible that economic conditions may decrease the likelihood that we will have sufficient taxable income in the future. Therefore, unless we are able to generate sufficient taxable income from our operations, a substantial valuation allowance to reduce our U.S. DTAs may be required, which would materially increase our noncash income tax expenses in the period the allowance is recognized and materially adversely affect our consolidated results of operations and financial condition.

The Company has federal NOL carryforwards of $7,174,000, of which $1,111,000 is attributable Pre-2017 NOLs that can offset 100% of taxable income in future years.  The Company may use these NOL carryforwards to offset federal taxable income in future years through 2037, when the last (Pre-2018) NOL carryforwards expire.  Of this amount, the Company also has a federal NOL carryforward generated in tax year ending December 31, 2021, of $1,095,000. The Company may use these NOL carryforwards indefinitely to offset 80% of federal taxable income in future years.  In addition, the Company has state NOL carryforwards of $4,241,000.  State NOLs will carry forward through at least 2039, and may be used to offset future state taxable income.

As of December 31, 2021 and 2020, the Company has $1,804,000 and $1,630,000, respectively, of federal tax credit carryforwards which begin to expire in 2026 and state credit carryforwards of $1,668,000 and $1,479,000, respectively, which carryforward indefinitely.

As of December 31, 2021, unrecognized tax benefits associated with uncertain tax positions was $1,242,717, of which $20,200 is included in other accrued expenses and other liabilities, while $1,222,517 is included as a direct reduction on the net deferred tax assets on the accompanying consolidated balance sheets.  If recognized, this would affect the Company’s effective tax rate.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Unrecognized tax benefits balance on December 31, 2019	$317,236
Gross increases for tax positions of the current year	54,452
Unrecognized tax benefits balance on December 31, 2020	371,688
Gross increases for tax positions of the prior year	762,124
Gross increases for tax positions of the current year	108,905
Unrecognized tax benefits balance on December 31, 2021	$1,242,717

The liability for uncertain tax positions is reviewed quarterly and adjusted as events occur that affect potential liabilities for additional taxes, such as lapsing of applicable statutes of limitations, proposed assessments by tax authorities, negotiations with taxing authorities, identification of new issues, and enactment of new legislation, regulations, or promulgation of new case law.  Management believes that adequate amounts of tax and related interest, if any, have been provided for any adjustments that may result from these examinations of uncertain tax positions. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense.

NOTE 15 –NET INCOME (LOSS) PER SHARE

Basic and diluted net income (loss) per share was calculated as follows for the years ended December 31, 2021 and 2020:

	For the Year Ended December 31,
	2021	2020
Basic and diluted net income (loss) per share:
Numerator:
Net income (loss)	$2,332,773	$(6,544)
Denominator:
Weighted average common shares outstanding - basic	18,305,878	16,512,203
Effect of dilutive securities	1,197,859	-
Weighted average common shares outstanding - diluted	19,503,737	16,512,203
Net income (loss) per common share:
Basic	$0.13	$(0.00)
Diluted	$0.12	$(0.00)

In 2021 and 2020, there were 380,000 warrants that are convertible to common stock that were excluded as these were antidilutive.

NOTE 16 – SEGMENT AND GEOGRAPHIC INFORMATION

The Company operates in two reportable segments: the design and manufacture of high-performance customized computers and flash arrays, in-flight entertainment & connectivity, and value-added reseller with minimal customization. The Company evaluates financial performance on a company-wide basis.

Segment detail for the years ended December 31, 2021 and 2020, is as follows:

	For the Year Ended December 31, 2021			For the Year Ended December 31, 2020
	OSS	Bressner	Total	OSS	Bressner	Total
Revenues	$38,492,004	$23,490,100	$61,982,104	$33,650,019	$18,245,369	$51,895,388
Cost of revenues	(24,272,292)	(18,070,523)	(42,342,815)	(21,081,787)	(14,378,987)	(35,460,774)
Gross profit	14,219,712	5,419,577	19,639,289	12,568,232	3,866,382	16,434,614
Gross profit %	36.9%	23.1%	31.7%	37.3%	21.2%	31.7%
Total operating expenses	(14,181,739)	(3,710,523)	(17,892,262)	(13,129,857)	(3,729,038)	(16,858,895)
Income (loss) from operations	$37,973	$1,709,054	$1,747,027	$(561,625)	$137,344	$(424,281)

Revenue from customers with non-U.S. billing addresses represented approximately 67% and 56% of the Company’s revenue for the years ended December 31, 2021 and 2020, respectively.

As of December 31, 2021, substantially all the Company’s long-lived assets were located in the United States of America, with the exception of assets of $159,234 located in Germany.

NOTE 17 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events after the consolidated balance sheet date of December 31, 2021, through the date of filing.  Based upon the Company’s evaluation, management has determined that, no subsequent events have occurred that would require recognition in the accompanying consolidated financial statements or disclosure in the notes thereto.

During February 2022, Bressner obtained two, six-month credit line loans each of €500,000 (US$559,950), maturing in August 2022, bearing interest rates ranging from 1.58% to 1.95%.

Exhibit Index

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1	Agreement and Plan of Merger and Reorganization, dated August 22, 2018, with Concept Development Inc.	8-K	001-38371	2.1	September 6, 2018

2.2	Share Purchase Agreement, dated October 31, 2018, with Bressner Technology GmbH.	8-K	001-38371	2.1	November 6, 2018

3.1	Amended and Restated Certificate of Incorporation (currently in effect).	8-K/A	001-38371	3.1	March 21, 2018

3.2	Bylaws, as amended (currently in effect).	8-K	001-38371	3.2	February 6, 2018

4.1	Description of Capital Stock					X

4.2	Second Amended and Restated Investors’ Rights Agreement, dated January 2007.	S-1	333-222121	4.2	December 18, 2017

4.3	Common Shareholder Piggyback Registration Rights Agreement, dated July 15, 2016.	S-1	333-222121	4.3	December 18, 2017

10.1+	Form of Indemnification Agreement between One Stop Systems, Inc. and each its directors and executive officers.	S-1/A	333-222121	10.1	January 16, 2018

10.2+	One Stop Systems, Inc. 2000 Stock Option Plan and related form agreements.	S-1	333-222121	10.2	December 18, 2017

10.3+	One Stop Systems, Inc. 2011 Stock Option Plan and related form agreements.	S-1	333-222121	10.3	December 18, 2017

10.4+	One Stop Systems, Inc. 2015 Stock Option Plan and related form agreements.	S-1	333-222121	10.4	December 18, 2017

10.5+	One Stop Systems, Inc. 2017 Stock Equity Incentive Plan and related form agreements.	S-1	333-222121	10.5	December 18, 2017

10.6+	Amendment No. 1 to the 2017 Stock Equity Incentive Plan.	8-K	001-38371	10.2	June 25, 2020

10.7+	Amendment No. 2 to the 2017 Stock Equity Incentive Plan.	10-Q	001-38371	10.7	August 12, 2021

10.8	Lease Agreement dated October 21, 2004, as amended.	S-1/A	333-222121	10.9	January 16, 2018

10.9	Piggyback Registration Rights Agreement by and between One Stop Systems, Inc. and James M. Reardon, dated August 31, 2018.	8-K	001-38371	10.1	September 6, 2018

10.10	Form of Binding Commitment Letter.	10-Q	001-38371	10.1	May 9, 2019

10.11+	Executive Employment Agreement between One Stop Systems, Inc., and David Raun, dated March 24, 2020.	8-K/A	001-38371	10.1	March 25, 2020

10.12+	Employment Agreement between One Stop Systems, Inc., and David Raun, dated June 24, 2020.	8-K	001-38371	10.1	June 25, 2020

10.13	Form of Senior Secured Convertible Promissory Note.	8-K	001-38371	4.1	April 21, 2020

10.14	Form of Securities Purchase Agreement, dated April 20, 2020, by and between the Company and the investors.	8-K	001-38371	10.1	April 21, 2020

10.15	Form of Security Agreement, dated April 20, 2020, by and between the Company, certain of its subsidiaries and the investors.	8-K	001-38371	10.2	April 21, 2020

10.16	Form of Intercreditor Agreement, dated April 20, 2020, by and between the Company, the investors and certain secured parties.	8-K	001-38371	10.3	April 21, 2020

10.17	Senior Secured Convertible Promissory Note, dated April 24, 2020, by and between the Company and the investor.	8-K	001-38371	4.2	April 24, 2020

10.18	Promissory Note, dated as of April 28, 2020, by and between One Stop Systems, Inc., as Borrower, and Cache Valley Bank, as Lender.	8-K	001-38371	10.1	May 15, 2020

10.19	Form of Securities Purchase Agreement.	8-K	001-38371	10.1	March 3, 2021

10.20	Form of Placement Agency Agreement.	8-K	001-38371	10.2	March 3, 2021

21.1	Company Organizational Structure	10-K	001-38371	21.1	March 25, 2021

23.1	Haskell & White Consent					X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101 INS*	Inline XBRL Instance Document	X

101 SCH*	Inline XBRL Taxonomy Extension Schema Document	X

101 CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X

101 LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document	X

101 PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X

101 DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document	X

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101 attachments)	X

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ONE STOP SYSTEMS, INC.
Date: March 24, 2022	By:	/s/ David Raun
David Raun
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ David Raun	President and Chief Executive Officer (Principal Executive Officer)	March 24, 2022
David Raun
/s/ John W. Morrison Jr.	Chief Financial Officer (Principal Accounting and Financial Officer)	March 24, 2022
John W. Morrison Jr.

/s/ Kenneth Potashner	Chairman	March 24, 2022
Kenneth Potashner

/s/ Kimberly Sentovich	Director	March 24, 2022
Kimberly Sentovich

/s/ Sita Lowman	Director	March 24, 2022
Sita Lowman

/s/ Jack Harrison	Director	March 24, 2022
Jack Harrison

/s/ Gioia Messinger	Director	March 24, 2022
Gioia Messinger

/s/ Greg Matz	Director	March 24, 2022
Greg Matz