Form 10-Q
period 2022-03-31
ONE STOP SYSTEMS, INC.
filed 2022-05-12
CIK 1394056

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                    Yes ☐    No ☒

As of April 30, 2022, the registrant had 19,914,548 shares of common stock (par value $0.0001) outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

In our opinion, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly our financial position, results of operations, and cash flows for the interim periods presented. We have presented financial statements in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). Therefore, such financial statements do not include all disclosures required by accounting principles generally accepted in the United States of America. In preparing these unaudited consolidated financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through the date the unaudited consolidated financial statements were issued by filing with the SEC.

This Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, should be read in conjunction with our audited financial statements for the year ended December 31, 2021, included in our Annual Report on Form 10-K, filed with the SEC on March 24, 2022.

The results of operations for the three months ended March 31, 2022, are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2022.

ONE STOP SYSTEMS, INC. (OSS)

UNAUDITED CONSOLIDATED BALANCE SHEETS

	Unaudited	Audited
	March 31,	December 31,
	2022	2021
ASSETS
Current assets
Cash and cash equivalents	$2,219,800	$5,101,174
Short-term investments (Note 3)	13,540,410	14,535,750
Accounts receivable, net (Note 4)	9,077,449	5,089,804
Inventories, net (Note 5)	16,430,384	12,277,873
Prepaid expenses and other current assets	1,055,181	580,651
Total current assets	42,323,224	37,585,252
Property and equipment, net	2,870,065	3,091,415
Operating lease right-of-use assets	1,082,774	-
Deposits and other	35,629	46,845
Deferred tax assets, net	3,568,566	3,641,032
Goodwill	7,120,510	7,120,510
Intangible assets, net (Note 6)	89,577	105,385
Total Assets	$57,090,345	$51,590,439

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$4,393,220	$2,059,059
Accrued expenses and other liabilities (Note 7)	3,717,944	3,846,488
Current portion of operating lease obligation	545,642	-
Current portion of notes payable (Note 8)	2,219,128	1,137,651
Current portion of senior secured convertible note, net of debt discounts of $0 and $2,384, respectively (Note 8)	-	2,588,525
Total current liabilities	10,875,934	9,631,723
Operating lease obligation, net of current portion	794,427	-
Total liabilities	11,670,361	9,631,723
Commitments and contingencies (Note 10)
Stockholders’ equity
Common stock, $0.0001 par value; 50,000,000 shares authorized; 19,914,548 and 18,772,214 shares issued and outstanding, respectively	1,991	1,877
Additional paid-in capital	44,215,256	41,232,441
Accumulated other comprehensive income	96,999	153,361
Accumulated earnings	1,105,738	571,037
Total stockholders’ equity	45,419,984	41,958,716
Total Liabilities and Stockholders' Equity	$57,090,345	$51,590,439

See accompanying notes to unaudited consolidated financial statements

ONE STOP SYSTEMS, INC. (OSS)

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31,
	2022	2021
Revenue	$17,052,677	$13,315,752
Cost of revenue	11,912,022	8,882,968
Gross profit	5,140,655	4,432,784
Operating expenses:
General and administrative	1,774,689	2,157,619
Marketing and selling	1,471,720	1,167,901
Research and development	1,244,115	832,233
Total operating expenses	4,490,524	4,157,753
Income from operations	650,131	275,031
Other income (expense), net:
Interest income	51,005	5,300
Interest expense	(58,715)	(149,982)
Other income (expense), net	102,121	(28,629)
Total other income (expense), net	94,411	(173,311)
Income before income taxes	744,542	101,720
Provision for income taxes	165,308	60,522
Net income	$579,234	$41,198
Net income per share:
Basic	$0.03	$0.00
Diluted	$0.03	$0.00
Weighted average common shares outstanding:
Basic	18,886,939	17,348,164
Diluted	19,764,069	18,642,061

See accompanying notes to unaudited consolidated financial statements

ONE STOP SYSTEMS, INC. (OSS)

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	For the Three Months Ended March 31,
	2022	2021
Net income	$579,234	$41,198
Other comprehensive loss:
Net unrealized losses on short-term investments	(5,996)	-
Currency translation adjustment	(50,366)	(250,388)
Total other comprehensive loss	(56,362)	(250,388)
Comprehensive income (loss)	$522,872	$(209,190)

See accompanying notes to unaudited consolidated financial statements

ONE STOP SYSTEMS, INC. (OSS)

UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the Three Months Ended March 31, 2022

	Common Stock			Accumulated Other	Accumulated	Total
	Shares	Amount	Additional Paid-in-Capital	Comprehensive Income	Earnings	Stockholders' Equity
Balance, January 1, 2022	18,772,214	$1,877	$41,232,441	$153,361	$571,037	$41,958,716
Adjustment to beginning retained for adoption of lease account (ASC 842)	-	-	-	-	(44,533)	(44,533)
Adjusted beginning balance, January 1, 2022	18,772,214	$1,877	$41,232,441	$153,361	$526,504	$41,914,183
Stock-based compensation	-	-	382,828	-	-	382,828
Exercise of stock options, RSUs and warrants	105,969	10	29,660	-	-	29,670
Taxes paid on net issuance of employee stock options	-	-	(20,478)	-	-	(20,478)
Conversion of senior secured convertible debt to equity	1,036,365	104	2,590,805	-	-	2,590,909
Currency translation adjustment	-	-	-	(50,366)	-	(50,366)
Net unrealized gains (losses) on short-term investments	-	-	-	(5,996)	-	(5,996)
Net income	-	-	-	-	579,234	579,234
Balance, March 31, 2022	19,914,548	$1,991	$44,215,256	$96,999	$1,105,738	$45,419,984

See accompanying notes to unaudited consolidated financial statements

ONE STOP SYSTEMS, INC. (OSS)

UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the Three Months Ended March 31, 2021

	Common Stock			Accumulated Other		Total
	Shares	Amount	Additional Paid-in-Capital	Comprehensive Income	Accumulated Deficit	Stockholders' Equity
Balance, January 1, 2021	16,684,424	$1,668	$30,758,354	$287,547	$(1,761,736)	$29,285,833
Stock-based compensation	-	-	438,394	-	-	438,394
Exercise of stock options	321,472	32	278,936	-	-	278,968
Proceeds from issuance of stock, net of issuance costs of $778,810	1,497,006	150	9,221,040	-	-	9,221,190
Taxes paid on net issuance of employee stock options	-	-	(44,252)	-	-	(44,252)
Currency translation adjustment	-	-	-	(250,388)	-	(250,388)
Net income	-	-	-	-	41,198	41,198
Balance, March 31, 2021	18,502,902	$1,850	$40,652,472	$37,159	$(1,720,538)	$38,970,943

See accompanying notes to unaudited consolidated financial statements

ONE STOP SYSTEMS, INC. (OSS)

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net income	$579,234	$41,198
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Deferred benefit for income taxes	71,370	(59,290)
Gain on sale of intangible asset	(125,000)	-
Loss on disposal of property and equipment	48,861	-
(Recovery) provision for bad debt	(5,524)	(16,590)
Warranty reserves	(14,929)	13,944
Amortization of intangibles	15,809	163,900
Depreciation	253,982	216,878
Inventory reserves	19,342	154,335
Amortization of debt discount	1,224	61,210
Stock-based compensation expense	382,828	438,394
Changes in operating assets and liabilities:
Accounts receivable	(4,010,998)	1,697,901
Inventories	(4,329,659)	(223,160)
Prepaid expenses and other current assets	(466,400)	(152,561)
Accounts payable	2,354,165	1,795,141
Accrued expenses and other liabilities	207,297	159,766
Net cash (used in) provided by operating activities	(5,018,398)	4,291,066

Cash flows from investing activities:
Redemption of short-term investment grade securities	989,345	-
Proceeds from sale of intangible assets	125,000	-
Purchases of property and equipment, including capitalization of labor costs for test equipment and ERP	(85,841)	(121,759)
Net cash provided by (used in) investing activities	1,028,504	(121,759)

Cash flows from financing activities:
Proceeds from exercise of stock options and warrants	29,670	278,968
Payment of payroll taxes on net issuance of employee stock options	(20,478)	(44,252)
Proceeds from issuance of stock	-	10,000,000
Stock issuance costs	-	(778,810)
Net (repayments) borrowings on bank lines of credit	-	(80,117)
Proceed on borrowing of notes payable	2,219,128	-
Repayments on notes payable	(1,096,975)	(47,174)
Repayments on related-party notes payable	-	(155,022)
Net cash provided by financing activities	1,131,345	9,173,593

Net change in cash and cash equivalents	(2,858,549)	13,342,900
Effect of exchange rates on cash	(22,825)	(45,506)
Cash and cash equivalents, beginning of period	5,101,174	6,316,921
Cash and cash equivalents, end of period	$2,219,800	$19,614,315

See accompanying notes to unaudited consolidated financial statements

ONE STOP SYSTEMS, INC. (OSS)

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

	For the Three Months Ended March 31,
	2022	2021
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$6,162	$83,392
Cash paid during the period for income taxes	$25,628	$80,629

Supplemental disclosure of non-cash flow transactions:
Reclassification of inventories to property and equipment	$61,815	$157,133
Conversion of senior secured convertible debt to common stock	$2,590,909	$-

See accompanying notes to unaudited consolidated financial statements

ONE STOP SYSTEMS, INC. (OSS)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Month Periods Ended March 31, 2022 and 2021

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

The negative impact of the COVID-19 pandemic and the impact on the global economy and capital markets resulting from the geopolitical instability caused in part by the ongoing military conflict between Russia and Ukraine have contributed to global supply chain issues and economic uncertainty, which has negatively affected our operations.  For example, the Company’s revenue growth during fiscal year 2020 slowed due to the effects of COVID-19 and, although it rebounded in 2021, it has not yet fully recovered, particularly in its media and entertainment business.

Currently, we are experiencing increased pricing, longer lead-times, unavailability of product and limited supplies, protracted delivery dates, changes in minimum order quantities to secure product, and/or shortages of certain parts and supplies that are necessary components for the products and services we offer to our customers.   As a result, the Company is carrying increased inventory balances to ensure availability of necessary products and to secure pricing.  Additionally, products that are in the “work-in-process” stage and our inventory of finished goods have increased due to the timing and availability of certain componentry necessary to complete our products.

These global issues are also impacting some of our customers, who are experiencing downturns or uncertainty in their own business operations and revenue, and as a result, these customers may need to decrease or delay their technology spending, requested pricing concessions or payment extensions, or seek to renegotiate their contracts.

As a result of these global issues, it has been difficult to accurately forecast our revenues or financial results, especially given that the near and long term impact of the pandemic and geopolitical issues.  In addition, while the potential impact and duration of these issues on the economy and our business may be difficult to assess or predict, these world events have resulted in, and may continue to result in, significant disruption of global financial markets, and may reduce our ability to access additional capital, which could negatively affect our liquidity in the future. Our results of operations could be materially below our forecasts as well, which could adversely affect our results of operations, disappoint analysts and investors, or cause our stock price to decline.

Furthermore, a decrease in orders in a given period could negatively affect our revenues in future periods. These global issues and events may also have the effect of heightening many risks associated with our customers and supply chain. We may take further actions that alter our operations as may be required by federal, state, or local authorities from time to time, or which we determine are in our best interests. In addition, we may decide to postpone or abandon planned investments in our business in response to changes in our business, which may impact our ability to attract and retain customers and our rate of innovation, either of which could harm our business.

Management plans with respect to the above are to continue their efforts towards responding to the changing economic landscape, to continue to control costs, conserve cash, strengthen margins, and improve company-wide execution.

Basis of Presentation

The accompanying consolidated financial statements have been prepared on an accrual basis of accounting in accordance with United States Generally Accepted Accounting Principles (“U.S. GAAP”), as set forth in the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”).

The unaudited consolidated financial statements herein have been prepared by the Company pursuant to the rules and regulations of the SEC.  The accompanying interim unaudited consolidated financial statements have been prepared under the presumption that users of the interim financial information have either read or have access to the audited consolidated financial statements for the latest year ended December 31, 2021.  Accordingly, note disclosures which would substantially duplicate the disclosures contained in the December 31, 2021, audited consolidated financial statements have been omitted from these interim unaudited consolidated financial statements.  The Company’s management has evaluated all subsequent events and transactions through the date of filing this report.

In the opinion of management, all adjustments considered necessary for a fair presentation have been included in the accompanying condensed consolidated financial statements.  Operating results for the three months ended March 31, 2022, are not necessarily indicative of the results that may be expected for the year ending December 31, 2022.  For further information, refer to the audited consolidated financial statements and notes for the year ended December 31, 2021, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 24, 2022.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

There have been no changes to our accounting policies disclosed in our audited consolidated financial statements and the related notes for the year ended December 31, 2021, except for the addition of a definition of, and description of our policy for accounting for leases in accordance with the adoption of ASU No. 2016-02, Leases (“ASU 2016-02”) as follows:

Leases

In February 2016, the FASB issued ASU No. 2016-02, “Leases”, which sets out the principles for the recognition, measurement, presentation, and disclosure of leases for both parties to a contract (i.e., lessees and lessors). The standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases. A lease must be classified as a finance lease if any of the following criteria are met: the lease transfers ownership of the asset by the end of the lease term, the lease contains an option to purchase the asset that is reasonably certain to be exercised, the lease term is for a major part of the remaining useful life of the asset or the present value of the lease payments equals or exceeds substantially all of the fair value of the asset. A lease is classified as an operating lease if it does not meet any of these criteria.  The Company determines if a contract is or contains a lease at inception or modification of a contract. A contract is or contains a lease if the contract conveys the right to control the use of an identified asset for a period in exchange for consideration.  Control over the use of the identified asset means the lessee has both (a) the right to obtain substantially all of the economic benefits from the use of the asset and (b) the right to direct the use of the asset.  This classification will determine whether the lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease.

Right-of-use assets and liabilities are initially measured at cost, which primarily comprises the initial amount of the lease liability, plus any initial direct costs incurred, consisting mainly of brokerage commissions, less any lease incentives received.  All right of use assets are reviewed for impairment.  The lease liability is initially measured at the present value of future minimum lease payments over the expected lease term at the commencement date of each lease. The Company measures and records a right-of-use asset and lease liability based on the discount rate implicit in the lease, if known. Generally, the Company cannot determine the interest rate implicit in the lease because it does not have access to the lessor's estimated residual value or the amount of the lessor's deferred initial direct costs.

In these cases where the discount rate implicit in the lease is not known, the Company measures the right-of-use assets and lease liabilities using a discount rate equal to the Company's incremental borrowing rate it pays on current debt instruments or would have to pay on a collateralized basis to borrow an amount equal to the lease payments under similar terms.

The Company and its subsidiary have no leases classified as finance leases.  The Company and its subsidiary currently lease plant, office facilities and equipment under operating leases expiring through August 2024. As of March 31, 2022, the weighted average remaining lease term for our operating leases was 32 months.  The weighted average discount rate for our operating leases was 12.3%.

The Company’s lease agreements may include options to extend the lease following the initial term. On a case-by-case basis, the Company’s management determines if it is reasonably certain to exercise the renewal option; such renewal options were included in determining the initial lease term.

We elected the package of practical expedients in transition for leases that commenced prior to January 1, 2022, and therefore did not reassess (i) whether any expired or existing contracts are, or contain, leases, (ii) the lease classification for any expired or existing leases, and (iii) initial direct costs for any existing leases. We elected to use hindsight for transition when considering judgments and estimates such as assessments of lease options to extend, or terminate, a lease, or to purchase the underlying asset. As result of the adoption of ASC 842, the Company recognized an accumulative adjustment to beginning retained earnings for the 2022 fiscal year of $44,533.

For all asset classes, we elected to (i) not recognize a right-of-use asset and lease liability for leases with a term of 12 months or less and (ii) not separate non-lease components from lease components, and we have accounted for combined lease and non-lease components as a single lease component. Variable lease payments associated with the Company’s leases are recognized upon occurrence of the event, activity, or circumstance in the lease agreement on which those payments are assessed.  For those leases that are subsequently modified for terms, such changes may require a remeasurement of the lease liability.

Lease expense for operating leases consists of the lease payments plus any initial direct costs, primarily brokerage commissions, and is recognized on a straight-line basis over the lease term.  Included in lease expense are any variable lease payments incurred in the period that were not included in the initial lease liability.  Lease expense for finance leases consists of the amortization of the right-of-use asset on a straight-line basis over the lease term and interest expense determined on an amortized cost basis.  The lease payments are allocated between a reduction of the lease liability and interest expense.

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

As of March 31, 2022, we had $3,568,566 in net deferred tax assets (“DTAs”). These DTAs include approximately $7,100,000 related to net operating loss carryforwards that can be used to offset taxable income in future periods and reduce our income taxes payable in those future periods.  At this time, we consider it more likely than not that we will have sufficient taxable income in the future that will allow us to realize these DTAs. However, it is possible that certain economic conditions may decrease the likelihood that we will have sufficient taxable income in the future. Therefore, unless we are able to generate sufficient taxable income from our operations, a substantial valuation allowance to reduce our U.S. DTAs may be required, which would materially increase our expenses in the period the allowance is recognized and may have a material adverse effect on our results of operations and statement of financial condition.

On March 11, 2021, Congress passed, and the President signed into law, the American Rescue Plan Act, 2021 (the “ARP”), which includes certain business tax provisions. At this point, we do not believe that these changes will have a material impact on our income tax provision for 2022. We will continue to evaluate the impact of new legislation on our financial position, results of operations, and cash flows.

The U.S. Tax Cuts and Jobs Act (“TCJA”) was signed into law on December 22, 2017. Guidance continues to be issued clarifying the application of this legislation and new proposed legislation known as Build Back Better is under consideration within both houses of U.S. Congress. Significant business and international provisions have been proposed in various versions of the framework of the bill that could increase our total tax expense. We cannot predict the overall impact that the additional guidance and proposed changes may have on our business. Some jurisdictions have raised tax rates and it is reasonable to expect that other global taxing authorities will be reviewing current legislation for potential modifications in reaction to the implementation of U.S. tax legislation, current economic conditions, and COVID-19 response costs.

Due to the COVID-19 pandemic, economic uncertainty and capital markets disruption, which has been significantly impacted by geopolitical instability due to the ongoing military conflict between Russia and Ukraine supply chain issues, our business, financial condition and results of operations could be materially adversely affected by any negative impact from these events. We are not aware of any specific event or circumstance that would require an update to our estimates or assumptions or a revision of the carrying value of our assets or liabilities as of the date of this Quarterly Report on Form 10-Q. These estimates and assumptions may change as new events occur and additional information is obtained. As a result, actual results could differ materially from these estimates and assumptions.

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

NOTE 3 - SHORT-TERM INVESTMENTS

The Company’s short-term investments by significant investment category as of March 31, 2022, are as follows:

Description	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Accrued Interest	Estimated Fair Value
Level 1: (1)
Cash alternatives	$2,562,408	$-	$-	$-	$2,562,408
Certificates of deposit	579,176	-	4,679	795	575,292
Corporate bonds and notes	3,172,170	-	7,450	23,685	3,188,405
Municipal Securities	7,172,218	-	4,927	47,014	7,214,305
	$13,485,972	$-	$17,056	$71,494	$13,540,410

The Company’s short-term investments by significant investment category as of December 31, 2021, are as follows:

Description	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Accrued Interest	Estimated Fair Value
Level 1: (1)
Cash alternatives	$2,172,853	$-	$-	$-	$2,172,853
Certificates of deposit	591,968	-	3,294	1,222	589,896
Corporate bonds and notes	4,293,722	-	5,432	46,820	4,335,110
Municipal Securities	7,411,043	-	2,334	29,182	7,437,891
	$14,469,586	$-	$11,060	$77,224	$14,535,750

(1)	Level 1 fair value estimates are based on quoted prices in active markets for identical assets or liabilities.

Cash alternatives represents cash balances in savings accounts that are temporarily on-hand that are immediately available for investments in accordance with the Company’s investment policy.

 The Company typically invests in highly rated securities and its investment policy limits the amount of credit exposure to any one issuer. The policy requires investments in fixed income instruments denominated and payable in U.S. dollars only and requires investments to be investment grade, with a primary objective of minimizing the potential risk of principal loss.

NOTE 4 – ACCOUNTS RECEIVABLE

Accounts receivable, net consists of the following:

	March 31,	December 31,
	2022	2021
Accounts receivable	$9,087,520	$5,105,426
Unbilled receivables	-	-
	9,087,520	5,105,426
Less: allowance for doubtful accounts	(10,071)	(15,622)
	$9,077,449	$5,089,804

Unbilled receivables include amounts associated with percentage of completion and milestone billing accounting, which includes cost and gross profit earned in excess of billing, not currently billable due to contractual provisions.  (Recovery) provision for bad debt expense related to accounts receivable was $5,524 and $16,590 for the three month periods ended March 31, 2022 and 2021, respectively.  The increase in accounts receivable is attributable to the timing of shipments.  A significant portion of quarterly sales was shipped in the final days of the quarter.

NOTE 5 – INVENTORIES

Inventories, net consist of the following:

	March 31,	December 31,
	2022	2021
Raw materials	$8,334,178	$5,603,868
Sub-assemblies	289,304	495,320
Work-in-process	624,607	518,838
Finished goods	7,764,973	6,228,892
	17,013,062	12,846,918
Less: reserves for obsolete and slow-moving inventories	(582,678)	(569,045)
	$16,430,384	$12,277,873

NOTE 6 – LONG LIVED INTANGIBLE ASSETS

Definite lived intangible assets related to acquisition are as follows, as of March 31, 2022:

	Expected Life	Remaining Months	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Customer lists and relationships	36 to 60 months	0 to 17 months	$2,084,515	$(1,994,938)	$89,577
Drawings and technology	36 months	0 months	760,207	(760,207)	-
Trade name, trademarks & other	24 to 36 months	0 months	447,274	(447,274)	-
Non-compete	36 months	0 months	246,797	(246,797)	-
			$3,538,793	$(3,449,216)	$89,577

Definite lived intangibles assets related to acquisitions are as follows, as of December 31, 2021:

	Expected Life	Remaining Months	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Customer lists and relationships	36 to 60 months	0 to 20 months	$2,084,515	$(1,979,130)	$105,385
Drawings and technology	36 months	0 months	760,207	(760,207)	-
Trade name, trademarks & other	24 to 36 months	0 months	447,274	(447,274)	-
Non-compete	36 months	0 months	246,797	(246,797)	-
			$3,538,793	$(3,433,408)	$105,385

As of March 31, 2022, amortization expense of the definite lived intangible assets for the years remaining is as follows:

2022	2023	Total
$47,423	$42,154	$89,577

Amortization expense recognized during the three months ended March 31, 2022 and 2021, was $15,809 and $163,900, respectively.

NOTE 7 – ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consist of the following:

	March 31,	December 31,
	2022	2021
Accrued compensation and related liabilities	$1,026,101	$1,372,342
Deferred revenue and customer deposits	1,297,782	844,081
Warranty reserve	547,484	571,903
Other accrued expenses	846,577	545,951
Deferred rent	-	512,211
	$3,717,944	$3,846,488

NOTE 8 – DEBT

Bank Lines of Credit

Bressner has three revolving lines of credit with German institutions, including UniCredit Bank and VR Bank with total availability of up to €2,200,000 (US$2,441,041) as of March 31, 2022.  Borrowing under the lines of credit bear interest at a variable rate of Euribor plus a stated rate.  The current rates as of March 31, 2022, for the lines of credit range from 3.10% to 4.0%, with the balances remaining open indefinitely or until occurrence of a defined change of control event.  There were no outstanding lines of credit balances as of March 31, 2022 and December 31, 2021.

Bressner has four term loans outstanding as of March 31, 2022, with an aggregate balance outstanding of €2,000,000 (US$2,219,128) as follows:

•

On February 1, 2022, Bressner converted €500,000 of its line of credit from VR Bank into a note payable, which bears interest at 1.95% with interest only payments to be paid on a quarterly basis. The note is due on August 1, 2022. The balance outstanding as of March 31, 2022, is €500,000 (US$554,782);

•

On February 16, 2022, Bressner converted €500,000 of its line of credit from UniCredit Bank into a note payable, which bears interest at 1.580% with interest only payments to be paid on a quarterly basis.

The note is due on August 16, 2022. The outstanding balance as of March 31, 2022, is €500,000 (US$554,782);
•

On June 18, 2021, Bressner converted €500,000 of its line of credit from UniCredit Bank into a note payable, which bears interest at 1.487% with interest only payments to be paid on a quarterly basis. The note was due on December 17, 2021, but has been extended through June 17, 2022, with accrued interest having been paid current as of the original maturity date.  Payment of the principal and all unpaid interest will be due upon maturity in June 2022. The outstanding balance as of March 31, 2022, is €500,000 (US$554,782);

•

On June 4, 2021, Bressner converted €500,000 of its line of credit from UniCredit Bank into a note payable, which bore interest at 1.55% with interest only payments to be paid on a quarterly basis.  The note matured on November 30, 2021, with a payment of principal and unpaid interest due upon maturity. The note was paid in full as of December 31, 2021;

•

On April 9, 2021, Bressner converted €500,000 of its line of credit from UniCredit Bank into a note payable, which bore interest at 1.60% with interest only payments to be paid on a quarterly basis.  The note was due on September 30, 2021, with a payment of principal and interest due upon maturity.  This loan was paid in full on September 30, 2021 with proceeds from a new note that bears interest at 1.685% with similar terms.  This new note had an original maturity date of March 31, 2022; however, this note was renewed and extended to September 30, 2022.  The balance outstanding on the new note as of March 31, 2022 was €500,000 (US$554,782), and as of December 31, 2021 was €500,000 (US$568,825);

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

On April 1, 2019, Bressner entered into a note payable in the amount of €500,000 (US$586,189), which bore interest at 2.25% and matured on March 30, 2021, with monthly payments of principal and interest of €22,232 (US$24,960). The note was paid in full as of December 31, 2021.

Notes Payable

In April 2019, the Company borrowed an aggregate of $350,000 from three individuals for a two-year period at an interest rate of 9.5%, which required the Company to make monthly principal and interest payments of $16,100 per month.  These loans were secured by the assets of the Company.  In connection with these loans, the Company issued to the noteholders warrants to purchase shares of the Company’s common stock in an amount equal to 10% of the original principal at a price per share equal to $2.15.  Accordingly, the Company issued to the noteholders warrants to purchase an aggregate of 16,276 shares of the Company’s common stock at an exercise price of $2.15 per share. The relative fair value of each warrant was $0.90.  The relative fair value of warrants was estimated using Black-Scholes with the following weighted-average assumptions: fair value of the Company’s common stock at issuance of $2.15 per share; five year contractual term; 44.60% volatility; 0.0% dividend rate; and a risk-free interest rate of 2.307%.  The total relative fair value of the warrants issued is $14,037.  These loans have matured, and all balances have been paid in full.  As such, the balances outstanding as of March 31, 2022 and December 31, 2021, were $0.

Notes Payable – Related Parties

In April 2019, the Company borrowed an aggregate of $1,150,000 from three individuals who serve on the Company’s board of directors for a two-year period at an interest rate of 9.5%, which required the Company to make monthly principal and interest payments of $52,900 per month.  These loans were secured by the assets of the Company.  In connection with these loans, the Company issued to the noteholders warrants to purchase shares of the Company’s common stock in an amount equal to 10% of the original principal at a price per share equal to $2.15.  Accordingly, the Company issued to the noteholders warrants to purchase an aggregate 53,490 shares of the Company’s common stock at an exercise price of $2.15 per share. The relative fair value of each warrant was $0.90.  The relative fair value of warrants was estimated using Black-Scholes with the following weighted-average assumptions: fair value of the Company’s common stock at issuance of $2.15 per share; five year contractual term; 42.60% volatility; 0.0% dividend rate; and a risk-free interest rate of 2.3067%.  The relative fair value of warrants issued is $46,121.  These loans have matured, and all balances have been paid in full.  As such, the balances outstanding as of March 31, 2022 and December 31, 2021 were $0.

Debt Discount

The relative fair value of warrants issued in connection with the notes payable described above were recorded as debt discount, decreasing notes payable and related-party notes payable and increasing additional paid-in-capital on the accompanying consolidated balance sheets.  The debt discounts are being amortized to interest expense over the term of the corresponding notes payable using the straight-line method, which approximates the effective interest method.  Amortization of debt discounts of $0 and $7,519 were recognized as interest expense for the three month periods ended March 31, 2022 and 2021, respectively.

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

The PPP Loan, which took the form of a two-year promissory note (the “PPP Note”), was scheduled to mature on April 28, 2022 and bore interest at a rate of 1.0% per annum. Monthly principal and interest payments, less the amount of any potential forgiveness (discussed below), was initially to commence on October 28, 2020. The Company did not provide any collateral or guarantees for the PPP Loan, nor did the Company pay any facility charge to obtain the PPP Loan. The PPP Note provided for customary events of default, including, among others, those relating to failure to make payment, breaches of any term, obligation, covenant, or condition contained in the PPP Note and payment of unauthorized expenses or use of proceeds contrary to CARES Act rules.

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

Senior Secured Convertible Note

On April 20, 2020, the Company entered into a Securities Purchase Agreement with an institutional investor, providing for the issuance by the Company of Senior Secured Convertible Promissory Notes with a principal face value of up to $6,000,000.  The notes are, subject to certain conditions, convertible into shares of the Company’s common stock, par value $0.0001 per share, at an initial conversion price per share of $2.50. Notes issued under the Securities Purchase Agreement had a 10% original issue discount.

At the initial closing of this offering, the Company issued notes in the principal amount of $3,000,000 with a 10% original issue discount resulting in an aggregate purchase price of $2,700,000 at the initial closing.  The notes bore no interest rate (except upon event of default) and, unless earlier converted or redeemed, were scheduled to mature on April 1, 2022.

Pursuant to the Securities Purchase Agreement, the Company had the right to consummate additional closings of up to an additional $3,000,000, subject to the prior satisfaction of certain closing conditions. This right expired effective April 20, 2021, and the Company may no longer consummate additional closings under the Securities Purchase Agreement.

The notes were convertible at any time, in whole or in part, at the option of the investors, into shares of Company common stock at the initial conversion price of $2.50 per share. The conversion price was subject to adjustment for the issuances of securities at a price below the conversion price then in effect and for stock splits, combinations or similar events. If immediately following the close of business on the nine month anniversary of the issuance date of each note, the conversion price then in effect exceeded 135% of the volume weighted average price VWAP (the “Market Price”), the initial conversion price under any such note would be automatically lowered to the Market Price.

Commencing July 1, 2020, the Company made monthly amortization payments equal to 1/22nd of the initial principal, any accrued and unpaid interest and late charges and any deferred or accelerated amount, of such note, which may be satisfied in cash at a redemption price equal to 105% of such installment amount (110% of such installment amount on notes issued at additional closings).  The remaining balance of the notes of $2,590,909 was converted into Company common stock on March 31, 2022.

Subject to the satisfaction of certain equity conditions set forth in the notes, installment amounts could be satisfied in shares of our common stock, with such installment conversion at a conversion price equal to the lower of (i) the conversion price then in effect; and (ii) the greater of (x) the floor price of $1.00 (80% of the Nasdaq market price at date of purchase agreement) and (y) the lower of (I) 82.5% the volume weighted average price of our common stock on the trading day immediately before the applicable installment date and (II) 82.5% of the quotient of (A) the sum of the volume weighted average price of our common stock for each of the three (3) trading days with the lowest volume weighted average price of our common stock during the twenty (20) consecutive trading day period ending and including the trading day immediately prior to the applicable installment date, divided by (B) three (3). Shares of our common stock to be issued with respect to any such installment would be pre-delivered on the second trading day after the applicable installment notice date (as defined in the notes) with a true-up on the applicable installment date. The market value of any installment amount below the floor price would be cash settled on the applicable installment date.

Management evaluated the embedded conversion feature to determine whether bifurcation was required as a separate derivative liability.  Management first determined that the conversion feature was not within the scope of ASC 480. It then determined that the embedded derivative should be separated from the host instrument and accounted for as a derivative instrument because it met the criteria of ASC 815-15-25-1, primarily because the contract provides for delivery of an asset that puts the recipient in substantially the same position as net settlement.  However, due in part to the Company’s adoption of ASC 2017-11 on April 1, 2020, which allowed management to disregard the down round provisions of the conversion feature, management determined that a scope exception to derivative accounting existed by satisfying the additional conditions necessary for equity classification specified by ASC 815-10-15-74 and ASC 815-40-25.  As a result of management’s analysis, the conversion feature was not accounted for separately from the debt instrument and the Company will recognize the contingent beneficial conversion feature when, or if, such is triggered.

The original issue discount of 10% on the note was recorded as a debt discount, decreasing the note payable.  This debt discount is amortized to interest expense using the effective interest rate method over the term of the loan.  For the three months ended March 31, 2022 and 2021, total debt discount amortization was $1,161 and $50,928, respectively.  Such amounts are included in interest expense in the accompanying consolidated statements of operations.

Debt issuance costs in the amount of $316,274 related to this indebtedness were deducted from the face value of the note.  Such costs are amortized to interest expense using the effective interest rate method over the term of the loan.  Total debt issuance costs amortized during the three months ended March 31, 2022 and 2021, was $1,223 and $53,690, respectively.  Such amounts are included in interest expense in the accompanying consolidated statements of operations.

A summary of outstanding debt obligations as of March 31, 2022, is as follows:

Loan Description	Current Interest Rate	Maturity Date	Balance (Euro)	Balance ($)	Current Portion	Long-term Portion
Domestic:
Convertible senior secured note	10% OID	April-22	-	-	-	-
			€-	$-	$-	$-
Foreign:
Uni Credit Bank AG	1.487%	June-22	€500,000	$554,782	$554,782	$-
Uni Credit Bank AG	1.580%	August-22	500,000	554,782	554,782
Uni Credit Bank AG	1.685%	September-22	500,000	554,782	554,782
VR Bank	1.950%	August-22	500,000	554,782	554,782	-
			€2,000,000	$2,219,128	$2,219,128	$-
			€2,000,000	$2,219,128	$2,219,128	$-

Outstanding debt obligations as of March 31, 2022, consist of the following:

Period Ended March 31, 2022	Convertible Note	Foreign	Total
Current portion:
Principal	$-	$2,219,128	$2,219,128
Less discount		-	-
Less loan origination costs		-	-
Net liability	$-	$2,219,128	$2,219,128

Total future principal payments under notes payable and related party notes payable as of March 31, 2022, are as follows:

Period Ending March 31, 2023	Convertible Note	Foreign	Total	Discount / Loan Original Costs
Current portion of notes payable	$-	$2,219,128	$2,219,128	$-
Total minimum payments	$-	$2,219,128	$2,219,128	$-

Current portion of notes payable	-	(2,219,128)	(2,219,128)	-
Notes payable, net of current portion	$-	$-	$-	$-

NOTE 9 – STOCKHOLDERS’ EQUITY

The Company’s amended and restated certificate of incorporation filed on December 14, 2017, authorizes the Company to issue 10,000,000 shares of preferred stock and 50,000,000 shares of common stock.

Amendment to 2017 Plan

On June 24, 2020, the Company amended the 2017 Equity Incentive Plan (as amended, the “2017 Plan”) to increase the maximum limitation of the number of shares of common stock with respect to one or more Stock Awards (as defined in the 2017 Plan) that may be granted to any one participant under the 2017 Plan during any calendar year from 500,000 shares to 1,000,000 shares. The amendment did not increase the total number of shares of common stock reserved under the 2017 Plan, and did not require stockholder approval.

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

Stock Options

Effective June 24, 2020, the Company entered into an employment agreement with David Raun to serve as the Company’s president and chief executive officer. Pursuant to the terms of the employment agreement, Mr. Raun is entitled to receive 412,125 restricted stock units (“RSUs”) that shall vest over three years, with one third of the RSUs vesting following the one-year anniversary of the date of grant, and the remaining RSUs vesting in four equal installments, commencing nine months after the one-year anniversary of the date of grant and every nine months thereafter until fully vested; and 412,125 Incentive Stock Options (“ISOs”) pursuant to the Company’s 2017 Plan, whereby the exercise price for the ISOs shall be no less than the fair market value of the Company’s common stock at the date of grant ($2.14).

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

A summary of stock option activity under each of the Company’s equity incentive plans during the three month period ended March 31, 2022, is as follows:

	Stock Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding on January 1, 2022	1,025,499	$2.01	6.35	$1,867,324
Granted	-	-	-	-
Forfeited / Canceled	-	-	-	-
Exercised	(37,368)	-	-	-
Outstanding on March 31, 2022	988,131	$2.06	6.31	$1,754,249
Exercisable as of March 31, 2022	981,461	$2.05	6.30	$1,746,779
Vested and expected to vest as of March 31, 2022	988,131	$2.06	6.31	$1,754,249

There were no options granted during the three month periods ended March 31, 2022 and 2021. The following table presents the grant date fair value of options vested and the intrinsic value of options exercised:

	For the Three Months Ended March 31,
	2022	2021
Grant date fair value of options vested	$2,014,092	$1,160,847
Intrinsic value of options exercised	$113,076	$1,047,002

As of March 31, 2022, the amount of unearned stock-based compensation estimated to be expensed from 2022 through 2025 related to unvested stock options is $6,622, net of estimated forfeitures. The weighted-average period over which the unearned stock-based compensation is expected to be recognized is 0.55 years.

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

Restricted Stock Units

RSUs may be granted at the discretion of the compensation committee of the Board of Directors under the Company’s 2017 Plan in connection with the hiring and retention of personnel and are subject to certain conditions.  RSUs generally vest quarterly or semi-annually over a period of one to three years and are typically forfeited if employment is terminated before the RSUs vest.  The compensation expense related to the RSUs is calculated as the fair value of the common stock on the grant date and is amortized to expense over the vesting period and is adjusted for estimated forfeitures.

The Company’s RSU activity for the three months ended March 31, 2022, is as follows:

	Restricted Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value
Unvested on January 1, 2022	604,800	$4.30
Granted	669,950	$3.91
Vested	(73,662)	$4.83
Canceled	-	$-
Unvested on March 31, 2022	1,201,088	$4.05

As of March 31, 2022, there was $4,267,398 of unrecognized compensation cost related to unvested RSUs, which is expected to be recognized over a weighted average period of 1.44 years.

Stock-based compensation expense for the three month periods ended March 31, 2022 and 2021, was comprised of the following:

	For the Three Months Ended March 31,
Stock-based compensation classified as:	2022	2021
General and administrative	$202,095	$401,000
Production	55,456	14,659
Marketing and selling	82,180	15,397
Research and development	43,097	7,338
	$382,828	$438,394

Warrants

The following table summarizes the Company’s warrant activity during the three months ended March 31, 2022:

	Number of Warrants	Weighted Average Exercise Price
Warrants outstanding – January 1, 2022	451,112	$5.37
Warrants granted	-	$-
Warrants exercised	-	$-
Warrants outstanding – March 31, 2022	451,112	$5.37

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

The Company denied Mr. Cooper’s allegations. On December 8, 2020, the Company filed a cross-complaint (“Cross Complaint”) against Mr. Cooper for (1) breach of contract (in connection with a binding commitment letter and Mr. Cooper’s employment agreement); (2) intentional misrepresentation; (3) negligent misrepresentation; and (4) breach of fiduciary duty pursuant to which the Company sought compensatory damages, punitive damages, pre-judgment interest, attorneys’ fees, and the cost of suit incurred in connection with Mr. Cooper’s complaint and the Cross Complaint.

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

Leases

The Company leases its offices, manufacturing, and warehouse facility in San Diego County under a non-cancelable operating lease. Our corporate headquarters are in a leased space comprising of approximately 29,342 square feet in Escondido, California under a lease that was modified in February 2019 and expires in August 2024.  The Company also leases a 3,208 square foot facility in Salt Lake City, Utah that houses our Ion software development team which expires in June 2023. The Company is the lessee of 12,880 square feet located in Irvine, California which expires in June 2023.  Bressner leases space comprised of 8,073 square feet on a month-to-month basis.  All Company leases are operating leases with a weighted average remaining lease term of 32 months with a weighted average discount rate of 12.28%.  For the three months ended March 31, 2022 and 2021, rent expense was $161,535 and $251,130, respectively.

Other information related to leases as of March 31, 2022, is as follows:

Supplement Cash Flow Information:	For the Three Months Ended March 31, 2022
Cash paid for amounts included in the measurement of operating lease liabilities	$160,910

The following table present a maturity of the Company’s operating lease liabilities as of March 31, 2022:

Year	Operating Leases
Remainder of 2022	$487,015
2023	611,465
2024	417,288
2025	-
2026	-
Thereafter	-
Total lease payments	1,515,768
Less: Amount representing interest	(175,699)
Present value of lease payment	1,340,069
Less: current portion of operating lease obligation	(545,642)
Operating lease obligation, net of current portion	$794,427

Purchase Commitments

In the normal course of business, the Company may enter into purchase commitments for inventory components to be delivered based upon pre-established delivery schedules over a period that may exceed one year.

Customer Concentration

During the three month periods ended March 31, 2022 and 2021, the Company had two customers in each period that accounted for (in the aggregate) approximately 27% and 38%, respectively, of revenue for which each represented greater than 10% of our consolidated quarterly revenue.

    As of March 31, 2022 and December 31 2021, the Company had two customer and three customers, respectively, that accounted for approximately 47% and 64%, respectively, of trade accounts receivables for which each customer’s balances represented greater than 10% of our consolidated trade accounts receivable balance.

During the three month periods ended March 31, 2022 and 2021, the Company had approximately 25% and 22%, respectively, of purchases from vendors/suppliers for which each represents greater than 10% of our consolidated purchases.

NOTE 11 – RELATED PARTY TRANSACTIONS

In April 2019, certain members of the Company’s Board of Directors executed definitive agreements to commit funds of up to $4,000,000 as a credit facility. The Company initially borrowed an aggregate of $1,150,000 from members of the Board of Directors and an aggregated of $350,000 from other shareholders for a two-year period at an interest rate of 9.5%, which required the Company to make monthly principal and interest payment of $69,000 per month. In connection with these loans, the Company issued to these note holders, warrants to purchase shares of the Company’s common stock equal to 10% of the original principal of such notes at a price per share equal to $2.15.  Accordingly, the Company issued to these note holders warrants to purchase an aggregate of 69,766 shares of the Company’s common stock.  The relative fair value of the warrants issued was $60,158.  The remaining unfunded commitments expired as of April 1, 2020, and the Company has not received any additional funding commitments from members of the Board of Directors. Interest expense on all related-party notes payable for the three months ended March 31, 2022 and 2021 was $0 and $3,678, respectively.

NOTE 12 – NET INCOME (LOSS) PER SHARE

Basic and diluted net income per share was calculated as follows for the three month periods ended March 31, 2022 and 2021:

	For the Three Months Ended March 31,
	2022	2021
Basic and diluted net income per share:
Numerator:
Net income	$579,234	$41,198
Denominator:
Weighted average common shares outstanding - basic	18,886,939	17,348,164
Effect of dilutive securities	877,130	1,293,897
Weighted average common shares outstanding - diluted	19,764,069	18,642,061
Net income per common share:
Basic	$0.03	$0.00
Diluted	$0.03	$0.00

NOTE 13 – REVENUE, SEGMENT AND GEOGRAPHIC INFORMATION

The Company operates in two reportable segments: the first being our design and manufacture of high-performance customized computers and flash arrays, which is inclusive of in-flight entertainment and connectivity; and the second being our subsidiary, Bressner, which operates as value-added reseller with minimal product customization. The Company evaluates financial performance on a company-wide basis.

Segment detail for the three month periods ended March 31 2022 and 2021, is as follows:

	For the Three Months Ended March 31, 2022			For the Three Months Ended March 31, 2021
	OSS	Bressner	Total	OSS	Bressner	Total
Revenues	$10,582,042	$6,470,635	$17,052,677	$8,601,971	$4,713,781	$13,315,752
Cost of revenues	(6,801,711)	(5,110,311)	(11,912,022)	(5,341,362)	(3,541,606)	(8,882,968)
Gross profit	3,780,331	1,360,324	5,140,655	3,260,609	1,172,175	4,432,784
Gross margin %	35.72%	21.02%	30.15%	37.91%	24.87%	33.29%
Total operating expenses	(3,628,616)	(861,908)	(4,490,524)	(3,251,785)	(905,968)	(4,157,753)
Income from operations	$151,715	$498,416	$650,131	$8,824	$266,207	$275,031

Revenue from customers with non-U.S. billing addresses represented approximately 70% and 66% of the Company’s revenue during the three month periods ended March 31, 2022 and 2021, respectively.

As of March 31, 2022, substantially all the Company’s long-lived assets are located in the United States of America, with the exception of assets of $162,465 located in Germany.

NOTE 14 – SUBSEQUENT EVENTS

The Company’s management has evaluated subsequent events after the consolidated balance sheet dated as of March 31, 2022, through the date of filing of this quarterly report.  Based upon the evaluation, management has determined that, other than as disclosed in the accompanying notes, no subsequent events have occurred that would require recognition in the accompanying consolidated financial statements or disclosure in the notes thereto.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and operating results together with our financial statements and related notes included elsewhere in this Quarterly Report. This discussion and analysis contain forward-looking statements based upon current beliefs, plans and expectations that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” or in other parts of this Quarterly Report.  In evaluating our business, you should carefully consider the information set forth under the heading “Risk Factors” included in our Annual Report filed on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 24, 2022. Readers are cautioned not to place undue reliance on these forward-looking statements.

Overview

One Stop Systems, Inc. (the “Company”) designs, manufactures, and markets specialized high-performance computing modules and systems, which are designed to target edge deployments.  These specialized modules and systems consist of computers and storage products that incorporate the latest state-of-the art components with our embedded proprietary software. Such modules and systems allow our customers to offer high-end computing capabilities (often integrated within their equipment) to their target markets and applications.  Edge computing is a form of computing that is done on site, near a particular data source or the user (rather than in the cloud), minimizing the need for data to be processed in a remote data center. The global increase in load on the cloud infrastructure and increase in artificial intelligence (“AI”) applications are the primary factors driving the growth of the edge computing market.  We market our products to manufacturers of automated equipment used for media and entertainment, medical, industrial, and military applications. Our customer applications often require connection to a wide array of data sources and sensors, ultra-fast processing power, and the ability to quickly access and store large and ever-growing data sets at their physical location (rather than in the cloud). This equipment requires datacenter class performance optimized for deployment at the edge in challenging environments.  Many of these edge applications have unique requirements, including special and compact form factors ruggedized for harsh conditions, which cannot be accommodated by traditional controlled air-conditioned data centers.  We believe that we are uniquely positioned as a specialized provider to address the needs of this market, providing custom servers, data acquisition platforms, compute accelerators, solid-state storage arrays, system I/O expansion systems, as well as edge optimized industrial and panel PCs, tablets, and handheld compute devices. Our systems also offer industry leading capabilities that occupy less physical space and require less power consumption. We deliver this high-end technology to our customers through the sale of equipment and embedded software.

One Stop Systems, Inc. was originally incorporated as a California corporation in 1999, after initially being formed as a California limited liability company in 1998. On December 14, 2017, the Company was reincorporated as a Delaware corporation in connection with the initial public offering of its securities.

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

Recent Developments

The negative impact of the COVID-19 pandemic and the impact on the global economy and capital markets resulting from the geopolitical instability caused in part by the ongoing military conflict between Russia and Ukraine, have contributed to global supply chain issues and economic uncertainty, which has affected negatively our operations.  For example, the Company’s revenue growth during fiscal year 2020 slowed due to the effects of COVID-19 and, although it rebounded in 2021, it has not yet fully recovered, particularly in our media and entertainment business.

Currently, we are experiencing increased pricing, longer lead-times, unavailability of product and limited supplies, protracted delivery dates, changes in minimum order quantities to secure product, and/or shortages of certain parts and supplies that are necessary components for the products and services we offer to our customers.   As a result, the Company is carrying increased inventory balances to ensure availability of necessary products and to secure pricing.  Additionally, products that are in the “work-in-process” stage and our inventory of finished goods have increased due to as the timing and availability of certain componentry necessary to complete our products.

These global issues are also impacting some of our customers, who are experiencing downturns or uncertainty in their own business operations and revenue, and as a result, these customers may need to decrease or delay their technology spending, requested pricing concessions or payment extensions, or seek to renegotiate their contracts.

As a result of these global issues, it has been difficult to accurately forecast our revenues or financial results, especially given the near and long-term impact of the pandemic and geopolitical issues.  In addition, while the potential impact and duration of these issues on the economy and our business may be difficult to assess or predict, these world events have resulted in, and may continue to result in, significant disruption of global financial markets, and may reduce our ability to access additional capital, which could negatively affect our liquidity in the future. Our results of operations could be materially below our forecasts as well, which could adversely affect our results of operations, disappoint analysts and investors, or cause our stock price to decline.

Furthermore, a decrease in orders in a given period could negatively affect our revenues in future periods. These global issues and events may also have the effect of heightening many risks associated with our customers and supply chain. We may take further actions that alter our operations as may be required by federal, state, or local authorities from time to time, or which we determine are in our best interests. In addition, we may decide to postpone or abandon planned investments in our business in response to changes in our business, which may impact our ability to attract and retain customers and our rate of innovation, either of which could harm our business.

Management’s plans with respect to the above is to continue their efforts towards responding to the changing economic landscape, to continue to control costs, conserve cash, strengthen margins, and improve company-wide execution.

Components of Results of Operations

Revenue

The Company recognizes revenue under accounting standard ASC 606.  Revenue is primarily generated from the sale of computer hardware and engineering services and to a minimal extent the sale of software, and sales of software maintenance and support contracts.  The Company’s performance obligations are satisfied over time as work is performed or at a point in time. The majority of the Company’s revenue is recognized at a point in time when products ship and control is transferred to the customer. The Company determines revenue recognition through the following steps: (1) identification of the contract with a customer; (2) identification of the performance obligations in the contract; (3) determination of the transaction price; (4) allocation of the transaction price to the performance obligations in the contract; and (5) recognition of revenue when, or as, a performance obligation is satisfied.

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

Results of Operations

The following tables set forth our results of operations for the three month periods ended March 31, 2022 and 2021, presented in dollars and as a percentage of revenue, respectively.

	For the Three Months Ended March 31,
	2022	2021
Revenue	$17,052,677	$13,315,752
Cost of revenue	11,912,022	8,882,968
Gross profit	5,140,655	4,432,784
Operating expenses:
General and administrative	1,774,689	2,157,619
Marketing and selling	1,471,720	1,167,901
Research and development	1,244,115	832,233
Total operating expenses	4,490,524	4,157,753
Income from operations	650,131	275,031
Other income (expense), net:
Interest income	51,005	5,300
Interest expense	(58,715)	(149,982)
Other income (expense), net	102,121	(28,629)
Total other income (expense), net	94,411	(173,311)
Income before income taxes	744,542	101,720
Provision for income taxes	165,308	60,522
Net income	$579,234	$41,198

	For the Three Months Ended March 31,
	2022	2021
Revenue	100.0%	100.0%
Cost of revenue	69.9%	66.7%
Gross profit	30.1%	33.3%
Operating expenses:
General and administrative	10.4%	16.2%
Marketing and selling	8.6%	8.8%
Research and development	7.3%	6.2%
Total operating expenses	26.3%	31.2%
Income from operations	3.8%	2.1%
Other income (expense), net:
Interest income	0.3%	0.0%
Interest expense	-0.3%	-1.1%
Other income (expense), net	0.6%	-0.2%
Total other income (expense), net	0.6%	-1.3%
Income before income taxes	4.4%	0.8%
Provision for income taxes	1.0%	0.5%
Net income	3.4%	0.3%

Comparison of the three months ended March 31, 2022 and 2021:

Revenue, cost of revenue and gross profit:

	For the Three Months Ended March 31, 2022				For the Three Months Ended March 31, 2021
Entity:	Revenue	Cost of Revenue	Gross Profit	Gross Margin %	Revenue	Cost of Revenue	Gross Profit	Gross Margin %
OSS	$10,582,042	$(6,801,711)	$3,780,331	35.7%	$8,601,971	$(5,341,362)	$3,260,609	37.9%
Bressner Technology GmbH	6,470,635	(5,110,311)	1,360,324	21.0%	4,713,781	(3,541,606)	1,172,175	24.9%
	$17,052,677	$(11,912,022)	$5,140,655	30.1%	$13,315,752	$(8,882,968)	$4,432,784	33.3%

Revenue

For the three month period ended March 31, 2022, total revenue increased $3,736,925, or 28%, as compared to the same period in 2021.  OSS saw an increase in revenue of $1,980,071, or 23%, as compared to the prior year in 2021.  The majority of this increase is attributable to an increase in shipments of product to our media and entertainment customer.  Bressner experienced improved revenue of $1,756,854, or 37.3%, as compared to the prior year in 2021.  This increase is mainly due to a general economic improvement in Europe attributable to the diminishing impact of the COVID-19 pandemic in the current business environment.

Cost of revenue and gross profit

Cost of revenue increased $3,029,054, or 34.1%, for the three month period ended March 31, 2022, as compared to the prior year in 2021.  OSS saw an increase in cost of revenue of $1,460,349, or 27.3%, as compared to the prior year in 2021 The increase in cost of revenue is mainly attributable to our improved sales to our media and entertainment customer. Bressner’s cost of revenue increased $1,568,705, or 44.3%, as compared to the prior year in 2021, which increase is primarily attributable to higher sales and changes in product mix.

The overall gross margin percentage decreased from 33.3% for the three month period March 31, 2021, to 30.1% for the same period ended March 31, 2022, a decrease of 3.2 percentage points.  OSS’ gross margin percentage for the three months ended March 31, 2022, was 35.7%, a decrease of 2.2 percentage points as compared to the prior year period in 2021 of 37.9%, which the decrease was primarily attributable to a higher concentration of the sales of our media and entertainment product.  Bressner contributed gross margin at a rate of 21% as compared to the same prior year period in 2021 of 24.9%, a decrease of 3.9 percentage points which was primarily attributable to an increase in material and transportation costs.

Operating expenses

General and administrative expense

General and administrative expense decreased $382,930, or 17.8%, for the three month period ended March 31, 2022, as compared to the same prior year period in 2021.  OSS experienced a decrease of $286,967, or 17.6% and Bressner had a decrease $95,963, or 18.1%.  The decrease in general and administrative expense is primarily attributable to a reduction in stock compensation expense, which was higher in the prior year due to the acceleration of performance based vesting and legal costs.  We have reinstated certain employee benefits, implemented pay increases and reestablished certain services that were suspended during the strict policies implemented during the height of the pandemic.  Overall, total general and administrative expense decreased as a percentage of revenue to 10.4% during the three month period ended March 31, 2022, as compared to 16.2% during the same period in 2021.

Selling and marketing expense

Selling and marketing expense increased $303,819, or 26%, during the three month period ended March 31, 2022, as compared to the same prior year period in 2021.  OSS had an increase of $260,224, or 29.2%, which was mainly attributable to normalized business activities which include trade shows, business travel, and increased marketing activities.  Bressner had an increase of $43,595, or 15.7%, due to new marketing personnel and sales collateral materials.  Generally, both OSS and Bressner experienced additional marketing costs as markets are beginning to re-open now that certain restrictions have been lifted that were previously imposed during the height of   the COVID-19 pandemic.  Overall, total marketing and selling expense decreased as a percentage of revenue to 8.6% during the three month period ended March 31, 2022, as compared to 8.8% during the same period in 2021.

Research and development expense

Research and development expense increased $411,882, or 49.5%, during the three month period ended March 31, 2022, as compared to the same prior year period in 2021.  OSS saw an increase of $403,574 or 55%.  This increase was largely driven by the deployment of more engineering resources on internal development projects rather than on customer billable projects for which such costs would have been charged to cost of revenue rather than being charged to research and development expense.  Bressner had a modest increase of $8,308, or 8.4%. Overall, total research and development expense as a percentage of revenue increased as a percentage of revenue to 7.3% during the three month period ended March 31, 2022, as compared to 6.2% during the same period in 2021.

Interest income

Interest income increased $45,705 for the three month period ended March 31, 2022, as compared to the same prior year period in 2021.  The increase is attributable to interest on marketable securities that were purchased in April 2021.

Interest expense

Interest expense decreased $91,267 for the three month period ended March 31, 2022, as compared to the same period in 2021.  On April 24, 2020, the Company borrowed $3,000,000 through a senior secured convertible debt offering issued with a 10% original issue discount and incurred legal costs associated with this debt offering. Interest and related transaction costs are amortized using the effective interest method for which the periodic amortization costs decreases over the time.  The notes issued in the debt offering were scheduled to mature on April 1, 2022; however, on March 31, 2022, these notes converted into shares of common stock of the Company.

Other income (expense), net

Other income (expense) for the three month period ended March 31, 2022, resulted in net other income of $102,121, as compared to net other expense of $28,629 in the same prior year period in 2021, for a net increase of $130,750.  The most significant contribution to this increase is the sale of the URL for Magma.com, off-set by foreign currency losses.

Provision (benefit) for income taxes

We have recorded an income tax provision of $165,308 and $60,522, respectively, for the three month period ended March 31, 2022 and 2021, respectively.  The effective tax rate for the period ended March 31, 2022 and 2021, differs from the statutory rate mainly due to permanent non-deductible goodwill amortization for Bressner Technology GmbH, deductions related to expenses of OSS stock options, as well as projecting federal, foreign and state tax liabilities for the year.  The annual expect tax rate for 2022 is anticipated to be approximately 20.66%.

Liquidity and capital resources

On March 3, 2021, we sold and issued 1,497,006 shares of Company common stock to an accredited investor pursuant to a Securities Purchase Agreement through a registered direct offering, resulting in net proceeds of $9,188,673 to us.

Historically, our primary sources of liquidity have been provided by public and private offerings of our securities and revenues generated from our business operations.  As of March 31, 2022, we had total cash and cash equivalents of $2,219,800, with short-term investments of $13,540,410, and total working capital of $31,447,290.  Cash and cash equivalents held by Bressner totaled US$979,990 on March 31, 2022.  Bressner’s debt covenants do not permit the use of those funds by its parent company.

During the year ended December 31, 2021, we had income from operations of $1,747,027, with cash generated by operating activities of $5,622,596.

Our sources of liquidity and cash flows are used to fund ongoing operations, fund research and development projects for new products and technologies, and provide ongoing support services for our customers. Over the next year, we anticipate that we will use our liquidity and cash flows from our operations to fund our growth. In addition, as part of our business strategy, we occasionally evaluate potential acquisitions of businesses and products and technologies. Accordingly, a portion of our available cash may be used at any time for the acquisition of complementary products or businesses. Such potential transactions may require substantial capital resources, which may require us to seek additional debt or equity financing. We cannot assure you that we will be able to successfully identify suitable acquisition candidates, complete acquisitions, successfully integrate acquired businesses into our current operations, or expand into new markets. Furthermore, we cannot provide assurances that additional financing will be available to us in any required time frame and on commercially reasonable terms, if at all.

Our revenue growth during 2020 slowed due to the effects of COVID-19, and, although it rebounded somewhat in 2021, it has not yet fully recovered, particularly in our media and entertainment business. However, through a reduction in force and strict cost containment, we have been able to mitigate the effects, to some degree, of the reduced revenue.  For a further description and risk factors associated with COVID-19, please see Part 1A of our Annual Report filed on March 24, 2022.

Management’s plans are to continue its efforts towards responding to the changing economic landscape by continuing to control hiring and costs, conserve cash, strengthen margins, and improve company-wide execution.

While management expects these actions to result in prospective cost containment, and our results of operations for the year ended December 31, 2021, and the three month period ended March 31, 2022, improved partially as a result of such actions, management is also committed to conserving cash and securing debt and/or equity financing, as required, for liquidity to meet our cash requirements through at least a period of the next twelve months. Management believes potential sources of liquidity include at least the following:

▪

In May 2019, we filed a registration statement on Form S-3 (Registration No. 333-231513) with the SEC, which became effective on June 19, 2019, and allows us to offer and sell up to an aggregate of $100,000,000 of our common stock, preferred stock, debt securities, warrants to purchase our common stock, preferred stock or debt securities, subscription rights to purchase our common stock, preferred stock or debt securities and/or units consisting of some or all of these securities, in any combination, together or separately, in one or more offerings, in amounts, at prices and on the terms that we will determine at the time of the offering and which will be set forth in a prospectus supplement and any related free writing prospectus.  The registration statement will automatically terminate effective June 19, 2022, after which date, we will no longer be able to use the registration statement.

As a result of management’s implementation of our cost reduction plans, our potential sources of liquidity and management’s most recent cash flow forecasts, management believes that we have sufficient liquidity to satisfy our anticipated working capital requirements for our ongoing operations and obligations for at least the next twelve months. However, there can be no assurance that management’s cost reduction efforts will be effective or the forecasted cash flows will be achieved. Furthermore, we will continue to evaluate our capital expenditure needs based upon factors including but not limited to, our sales from operations, growth rate, the timing and extent of spending to support development efforts, the expansion of our sales and marketing efforts, the timing of new product introductions, and the continuing market acceptance of our products and services.

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

The following table summarizes our cash flows for the three month periods ended March 31, 2022 and 2021:

	For the Three Months Ended March 31,
Cash flows:	2022	2021
Net cash (used in) provided by operating activities	$(5,018,398)	$4,291,066
Net cash provided by (used in) investing activities	$1,028,504	$(121,759)
Net cash provided by financing activities	$1,131,345	$9,173,593

Operating Activities

During the three month period ended March 31, 2022, we used $5,018,398 in cash from operating activities, a difference of $9,309,464 when compared to the cash provided by operating activities of $4,291,066 during the three month period in year 2021. This significant decrease in operating cash flow is mainly attributable to improved earnings resulting from increased sales, offset by a significant increase in working capital requirements for accounts receivable and inventories.

The change is cash used in operating activities during the three month period ended March 31, 2022, as compared to the same period in 2021, is primarily a result of the improvement in profitability from net income of $41,198 in the prior year period to net income of $579,234 in the current year, an improvement of $538,036.  Net negative adjustments for non-cash items of $(324,818) were comprised of $227,691 of favorable non-cash items, offset by $552,509 of negative non-cash items that did not generate operating cash flow. Additionally, there was an increase in the use of operating cash flow for working capital items of $9,522,682.

Net working capital requirements for the three month period ended March 31, 2022, were $6,245,595, as compared to the prior year period sources of working capital of $3,277,087, an increase in the use of working capital of $9,522,682.  The source of working capital of $559,024 was attributable to changes in accounts payable for the comparable period. This source was offset by uses of working capital of $10,081,706 being applied to changes in accounts receivables, inventory levels, prepaid and other current assets, accrued expenses, and other liabilities.

Our ability to generate cash from operations in future periods will depend in large part on our profitability, the rate and timing of collections of our accounts receivable, our inventory turns and our ability to manage other areas of working capital, including accounts payable and accrued expenses

Investing Activities

During the three month period ended March 31, 2022, the Company generated cash of $1,028,504 in investing activities, as compared to $121,759 used during the prior year period in 2021, an improvement of $1,150,263. The source of investing funds was attributable to the redemption of short-term investments and the sale of the Magma.com URL.  Additionally, the Company continues to enhance the capabilities of its ERP system, and purchase test equipment for the engineering department.  We do not anticipate any significant investments not normally anticipated in the original course of business.

Financing Activities

Given the current economic, financial, and geopolitical instability, the Company believes it is imperative to maintain opportunities for additional financial resources to ensure financial stability during trying economic times. During the three month period ended March 31, 2022, the Company generated $1,131,345 in cash from borrowing activities for Bressner for working capital to finance inventory purchases, as compared to the cash provided by financing activities of $9,173,593, during the same three month period year in 2021.  The main differences between the comparative periods are new borrowings from our German subsidiary, Bressner for inventories, and the proceeds received in the prior year from a $10,000,000 registered direct offering that was completed in March 2021.

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

As discussed in this Quarterly Report on Form 10-Q, the world has been affected due to the COVID-19 pandemic. Until the pandemic has passed, there remains uncertainty as to the effect of COVID-19 on our business in both the short and long-term.

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

Inflation

We have not been affected materially by inflation during the periods presented, but we may experience some effect in the near future due to increased product pricing due to semiconductor product shortages, increased transportation costs due to increases in the cost of energy and general price increases due to inflation in the economy.

Off balance sheet arrangements

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

Stockholder transactions

See Note 11 to the accompanying financial statements for a discussion regarding our stockholder transactions for the relevant periods.

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

Our accounting policies and estimates that are most critical to the presentation of our results of operations and financial condition, and which require the greatest use of judgments and estimates by management, are designated as our critical accounting policies. See further discussion of our critical accounting policies under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for year ended December 31, 2021. We periodically re-evaluate and adjust our critical accounting policies as circumstances change. There were no significant changes to our critical accounting policies during the three month period ended March 31, 2022, except for adoption of ASU No. 2016-02, Leases (“ASU 2016-02”).

Leases

On January 1, 2022, the Company adopted ASC 842 using the Transition method.  The reported results for the three month period ended March 31, 2022, reflect the application of the guidance of ASC 842 while the reported results for the three month period ended March 31, 2021, was prepared under the guidance of ASC 840.

Per the Company’s consolidated financial statements Note 2- Significant Accounting Policies, we have adopted “Lease accounting” as required by FASB ASC 842.  See Note 2 to the accompanying financial statements for further details.

Recently implemented accounting pronouncements

Effective January 1, 2022, the Company implemented ASU No. 2016-02, Leases (“ASU 2016-02”).  Under ASU 2016-02, the Company recognized for all leases a lease liability, which is our obligation to make lease payments arising from a lease, measured on a discounted basis and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term.  The Company elected to use the transition method and reflected the cumulative effect of adoption as an adjustment to beginning retained earnings.

Interest rate risk

Our exposure to interest rate risk is primarily associated with borrowing on revolving lines of credit denominated in both U.S. dollars and Euros.  We are exposed to the impact of interest rate changes primarily through our borrowing activities for our variable rate borrowings.

Concentration of credit risk

Financial instruments that potentially expose us to concentrations of credit risk consist principally of cash, cash equivalents, short-term investments and accounts receivable. We place our cash and cash equivalents with financial institutions with high credit quality. On March 31, 2022 and December 31, 2021, we had $2,219,800 and $5,101,174, respectively, of cash and cash equivalents on deposit or invested with our financial and lending institutions. We provide credit to our customers in the normal course of business. We perform ongoing credit evaluations of our customers’ financial condition and limit the amount of credit extended when deemed necessary.

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

OSS GmbH operates as an extension of OSS’ domestic operations, and acquired Bressner in October 2018.  The functional currency of OSS GmbH is the Euro. Transactions denominated in currencies other than the functional currency are remeasured to the functional currency at the average exchange rate in effect during the period.  At the end of each reporting period, monetary assets and liabilities are translated using exchange rates in effect at the balance sheet date. Non-monetary assets and liabilities are remeasured at historical exchange rates. Consequently, changes in the exchange rates of the currencies may impact the translation of the foreign subsidiaries’ statements of operations into U.S. dollars, which may in turn affect our consolidated statement of operations. The resulting foreign currency translation adjustments are recorded as a separate component of accumulated other comprehensive income in the consolidated statement of comprehensive income.

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

Our adjusted EBITDA measure may not provide information that is directly comparable to that provided by other companies in our industry, as other companies in our industry may calculate non-GAAP financial results differently, particularly related to non-recurring, unusual items. Our adjusted EBITDA is not a measurement of financial performance under GAAP and should not be considered as an alternative to operating income or as an indication of operating performance or any other measure of performance derived in accordance with GAAP. We do not consider adjusted EBITDA to be a substitute for, or superior to, the information provided by GAAP financial results.

	For the Three Months Ended March 31,
	2022	2021
Net income	$579,234	$41,198
Depreciation and amortization	269,791	380,778
Stock-based compensation expense	382,828	438,394
Interest expense	58,715	149,982
Interest income	(51,005)	(5,300)
Provision for income taxes	165,308	60,522
Adjusted EBITDA	$1,404,871	$1,065,574

Adjusted EPS

Adjusted EPS excludes the impact of certain items, and therefore, has not been calculated in accordance with GAAP. We believe that exclusion of certain selected items assists in providing a more complete understanding of our underlying results and trends and allows for comparability with our peer company index and industry. We use this measure along with the corresponding GAAP financial measures to manage our business and to evaluate our performance compared to prior periods and the marketplace. The Company defines non-GAAP income (loss) as income or (loss) before amortization, stock-based compensation, expenses related to discontinued operations, impairment of long-lived assets and non-recurring acquisition costs.  Adjusted EPS expresses adjusted income (loss) on a per share basis using weighted average diluted shares outstanding.

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

The following table reconciles non-GAAP net income (loss) and basic and diluted earnings per share:

	For the Three Months Ended March 31,
	2022	2021
Net income	$579,234	$41,198
Amortization of intangibles	15,809	163,900
Stock-based compensation expense	382,828	438,394
Non-GAAP net income	$977,871	$643,492
Non-GAAP net income per share:
Basic	$0.05	$0.04
Diluted	$0.05	$0.03
Weighted average common shares outstanding:
Basic	18,886,939	17,348,164
Diluted	19,764,069	18,642,061

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

	For the Three Months Ended March 31,
Cash flow:	2022	2021
Net cash (used in) provided by operating activities	$(5,018,398)	$4,291,066
Capital expenditures	(85,841)	(121,759)
Free cash flow	$(5,104,239)	$4,169,307

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

Evaluation of Disclosure Controls and Procedures

Management is required to evaluate our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures are controls and other procedures designed to provide reasonable assurance that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report on Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include controls and procedures designed to provide reasonable assurance that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on our management’s evaluation (with the participation of our principal executive officer and principal financial officer), our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective at a reasonable assurance level as of the end of the period covered by this report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2022, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

For a description of our material pending legal proceeding, please see Note 10, Commitments and Contingencies, to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors.

Please carefully consider the information set forth in this Quarterly Report on Form 10-Q and the risk factors discussed in Part I, Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2021, which could materially affect our business, financial condition, or future results. In evaluating our business, you should carefully consider the risk factors discussed in our Annual Report on Form 10-K, as updated by our subsequent filings under the Exchange Act. The occurrence of any of the risks discussed in such filings, or other events that we do not currently anticipate or that we currently deem immaterial, could harm our business, prospects, financial condition and results of operations. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment.

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

One Stop Systems, Inc.

Date: May 12, 2022	By:	/s/ David Raun
David Raun
President and Chief Executive Officer (Principal Executive Officer)

Date: May 12, 2022	By:	/s/ John W. Morrison Jr.
John W. Morrison Jr.
Chief Financial Officer (Principal Financial and Accounting Officer)