Form 10-Q
period 2022-06-30
ONE STOP SYSTEMS, INC.
filed 2022-08-11
CIK 1394056

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                    Yes ☐    No ☒

As of July 31, 2022, the registrant had 20,024,086 shares of common stock (par value $0.0001) outstanding.

Table of Contents

PART_1_FINANCIAL_INFORMATION

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

This Quarterly Report on Form 10-Q for the three and six month periods ended June 30, 2022, should be read in conjunction with our audited financial statements for the year ended December 31, 2021, included in our Annual Report on Form 10-K, filed with the SEC on March 24, 2022.

The results of operations for the three and six month periods ended June 30, 2022, are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2022.

ONE STOP SYSTEMS, INC. (OSS)

UNAUDITED CONSOLIDATED BALANCE SHEETS

	Unaudited	Audited
	June 30,	December 31,
	2022	2021
ASSETS
Current assets
Cash and cash equivalents	$2,874,831	$5,101,174
Short-term investments (Note 3)	11,514,047	14,535,750
Accounts receivable, net (Note 4)	10,014,336	5,089,804
Inventories, net (Note 5)	20,466,855	12,277,873
Prepaid expenses and other current assets	1,090,682	580,651
Total current assets	45,960,751	37,585,252
Property and equipment, net	2,687,391	3,091,415
Operating lease right-of-use assets	950,124	-
Deposits and other	38,092	46,845
Deferred tax assets, net	3,635,187	3,641,032
Goodwill	7,120,510	7,120,510
Intangible assets, net (Note 6)	73,769	105,385
Total Assets	$60,465,824	$51,590,439

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$6,332,547	$2,059,059
Accrued expenses and other liabilities (Note 7)	3,297,460	3,846,488
Current portion of operating lease obligation (Note 10)	549,856	-
Current portion of notes payable (Note 8)	2,866,875	1,137,651
Current portion of senior secured convertible note, net of debt discounts of $0 and $2,384, respectively (Note 8)	-	2,588,525
Total current liabilities	13,046,738	9,631,723
Long-term debt, net of current portion (Note10)	796,134	-
Operating lease obligation, net of current portion (Note 8)	640,443	-
Total liabilities	14,483,315	9,631,723
Commitments and contingencies (Note 10)
Stockholders’ equity
Common stock, $0.0001 par value; 50,000,000 shares authorized; 20,008,885 and 18,772,214 shares issued and outstanding, respectively	2,001	1,877
Additional paid-in capital	44,618,756	41,232,441
Accumulated other comprehensive (loss) income	(66,808)	153,361
Accumulated earnings	1,428,560	571,037
Total stockholders’ equity	45,982,509	41,958,716
Total Liabilities and Stockholders' Equity	$60,465,824	$51,590,439

See accompanying notes to unaudited consolidated financial statements

ONE STOP SYSTEMS, INC. (OSS)

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Revenue	$18,303,343	$14,905,009	$35,356,020	$28,220,761
Cost of revenue	13,103,025	10,252,265	25,015,047	19,135,233
Gross profit	5,200,318	4,652,744	10,340,973	9,085,528
Operating expenses:
General and administrative	1,821,445	1,648,785	3,596,133	3,806,404
Marketing and selling	1,724,913	1,479,292	3,196,633	2,647,193
Research and development	1,252,037	1,008,017	2,496,152	1,840,250
Total operating expenses	4,798,395	4,136,094	9,288,918	8,293,847
Income from operations	401,923	516,650	1,052,055	791,681
Other income (expense), net:
Interest income	55,507	61,798	106,512	67,098
Interest expense	(44,949)	(169,031)	(103,665)	(319,013)
Other income (expense), net	(4,169)	1,522,998	97,952	1,494,369
Total other income (expense), net	6,389	1,415,765	100,799	1,242,454
Income before income taxes	408,312	1,932,415	1,152,854	2,034,135
Provision for income taxes	85,490	235,293	250,798	295,815
Net income	$322,822	$1,697,122	$902,056	$1,738,320
Net income per share:
Basic	$0.02	$0.09	$0.05	$0.10
Diluted	$0.02	$0.09	$0.04	$0.09

Weighted average common shares outstanding:
Basic	19,940,902	18,513,620	19,416,832	17,934,022
Diluted	21,180,490	19,735,383	20,346,917	19,305,842

See accompanying notes to unaudited consolidated financial statements

ONE STOP SYSTEMS, INC. (OSS)

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Net income	$322,822	$1,697,122	$902,056	$1,738,320
Other comprehensive income (loss):
Net unrealized income (losses) on short-term investments	4,577	601	(1,419)	601
Currency translation adjustment	(168,384)	107,302	(218,750)	(143,086)
Total other comprehensive income (loss)	(163,807)	107,903	(220,169)	(142,485)
Comprehensive income	$159,015	$1,805,025	$681,887	$1,595,835

See accompanying notes to unaudited consolidated financial statements

ONE STOP SYSTEMS, INC. (OSS)

UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the Three and Six Months Ended June 30, 2022

	Common Stock			Accumulated Other		Total
	Shares	Amount	Additional Paid-in-Capital	Comprehensive Income	Accumulated Earnings	Stockholders' Equity
Balance, January 1, 2022	18,772,214	$1,877	$41,232,441	$153,361	$571,037	$41,958,716
Adjustment to beginning accumulated earnings for adoption of lease accounting (ASC 842)	-	-	-	-	(44,533)	(44,533)
Adjusted beginning balance, January 1, 2022	18,772,214	$1,877	$41,232,441	$153,361	$526,504	$41,914,183
Stock-based compensation	-	-	382,828	-	-	382,828
Exercise of stock options, RSUs and warrants	105,969	10	29,660	-	-	29,670
Taxes paid on net issuance of employee stock options	-	-	(20,478)	-	-	(20,478)
Conversion of senior secured convertible debt to equity	1,036,365	104	2,590,805	-	-	2,590,909
Currency translation adjustment	-	-	-	(50,366)	-	(50,366)
Net unrealized gains (losses) on short-term investments	-	-	-	(5,996)	-	(5,996)
Net income	-	-	-	-	579,234	579,234
Balance, March 31, 2022	19,914,548	$1,991	$44,215,256	$96,999	$1,105,738	$45,419,984
Stock-based compensation	-	-	532,636	-	-	532,636
Exercise of stock options, RSUs and warrants	94,337	10	2,548	-	-	2,558
Taxes paid on net issuance of employee stock options	-	-	(131,684)	-	-	(131,684)
Currency translation adjustment	-	-	-	(168,384)	-	(168,384)
Net unrealized gains on short-term investments	-	-	-	4,577	-	4,577
Net income	-	-	-	-	322,822	322,822
Balance, June 30, 2022	20,008,885	$2,001	$44,618,756	$(66,808)	$1,428,560	$45,982,509

See accompanying notes to unaudited consolidated financial statements

ONE STOP SYSTEMS, INC. (OSS)

UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the Three and Six Months Ended June 30, 2021

	Common Stock			Accumulated Other		Total
	Shares	Amount	Additional Paid-in-Capital	Comprehensive Income	Accumulated (Deficit)	Stockholders' Equity
Balance, January 1, 2021	16,684,424	$1,668	$30,758,354	$287,547	$(1,761,736)	$29,285,833
Stock-based compensation	-	-	438,394	-	-	438,394
Exercise of stock options, RSU's and warrants	321,472	32	278,936	-	-	278,968
Proceeds from issuance of stock, net of issuance costs of $778,810	1,497,006	150	9,221,040	-	-	9,221,190
Taxes paid on net issuance of employee stock options	-	-	(44,252)	-	-	(44,252)
Currency translation adjustment	-	-	-	(250,388)	-	(250,388)
Net Income	-	-	-	-	41,198	41,198
Balance, March 31, 2021	18,502,902	$1,850	$40,652,472	$37,159	$(1,720,538)	$38,970,943
Stock-based compensation	-	-	465,336	-	-	465,336
Exercise of stock options, RSU's and warrants	35,787	4	22,548	-	-	22,552
Additional stock issuance costs related to registered direct offering	-	-	(32,517)	-	-	(32,517)
Taxes paid on net issuance of employee stock options	-	-	(69,891)	-	-	(69,891)
Currency translation adjustment	-	-	-	107,302	-	107,302
Net unrealized gains on short-term investments	-	-	-	601	-	601
Net Income	-	-	-	-	1,697,122	1,697,122
Balance, June 30, 2021	18,538,689	$1,854	$41,037,948	$145,062	$(23,416)	$41,161,448

See accompanying notes to unaudited consolidated financial statements

ONE STOP SYSTEMS, INC. (OSS)

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net income	$902,056	$1,738,320
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Deferred benefit for income taxes	(1,648)	94,155
Gain on disposal of property and equipment	36,064	-
Recovery for bad debt	(5,524)	(4,902)
Warranty reserves	(35,465)	53,944
Amortization of intangibles	31,616	327,801
Depreciation	492,604	447,771
Inventory reserves	158,697	343,136
Amortization of debt discount	1,224	109,305
Stock-based compensation expense	915,464	903,730
Gain on forgiveness of PPP loan and interest	-	(1,514,354)
Changes in operating assets and liabilities:
Accounts receivable	(5,041,981)	902,572
Inventories	(8,962,525)	(3,271,942)
Prepaid expenses and other current assets	(508,546)	(219,308)
Accounts payable	4,429,156	3,219,960
Accrued expenses and other liabilities	12,453	(341,825)
Net cash (used in) provided by operating activities	(7,576,355)	2,788,363

Cash flows from investing activities:
Investment in short-term investment grade securities	-	(14,523,647)
Redemption of short-term investment grade securities	2,895,285	-
Proceeds from sale of intangible assets	125,000	-
Purchases of property and equipment, including capitalization of labor costs for test equipment and ERP	(141,685)	(199,799)
Net cash provided by (used in) investing activities	2,878,600	(14,723,446)

Cash flows from financing activities:
Proceeds from exercise of stock options and warrants	32,228	301,520
Payment of payroll taxes on net issuance of employee stock options	(152,162)	(114,143)
Proceeds from issuance of stock	-	10,000,000
Stock issuance costs	-	(811,327)
Proceed on borrowing of notes payable	3,663,009	1,807,818
Repayments on notes payable	(928,612)	(1,348,481)
Repayments on related-party notes payable	-	(206,669)
Net cash provided by financing activities	2,614,463	9,628,718

Net change in cash and cash equivalents	(2,083,292)	(2,306,365)
Effect of exchange rates on cash	(143,051)	(35,487)
Cash and cash equivalents, beginning of period	5,101,174	6,316,921
Cash and cash equivalents, end of period	$2,874,831	$3,975,069

See accompanying notes to unaudited consolidated financial statements

ONE STOP SYSTEMS, INC. (OSS)

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

	For the Six Months Ended June 30,
	2022	2021
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$13,373	$83,392
Cash paid during the period for income taxes	$30,821	$80,629

Supplemental disclosure of non-cash flow transactions:
Right of use assets recorded upon adoption of ASC 842	$1,203,580	$-
Lease liabilities recorded upon adoption of ASC 842	$1,477,419	$-
Conversion of senior secured convertible debt to common stock	$2,590,909	$-
Forgiveness of PPP loan and interest	$-	$1,514,354
Reclassification of inventories to property and equipment	$-	$24,076

See accompanying notes to unaudited consolidated financial statements

ONE STOP SYSTEMS, INC. (OSS)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Six Month Periods Ended June 30, 2022 and 2021

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

The negative impact of the COVID-19 pandemic and the impact on the global economy and capital markets resulting from the geopolitical instability caused in part by the ongoing military conflict between Russia and Ukraine, including inflation and Federal Reserve interest rate increases, have contributed to global supply chain issues and economic uncertainty, which has negatively affected our operations. Additionally, during the second quarter, the general consensus among economists suggests that we should expect a higher recession risk to continue over the next year, which could result in further economic uncertainty and volatility in the capital markets in the near term, and could negatively affect our operations.

Currently, we are experiencing increased pricing, longer lead-times, unavailability of product and limited supplies, protracted delivery dates, changes in minimum order quantities to secure product, and/or shortages of certain parts and supplies that are necessary components for the products and services we offer to our customers.   As a result, the Company is carrying increased inventory balances to ensure availability of necessary products and to secure pricing.  Additionally, products that are in the “work-in-process” stage have increased due to the timing and availability of certain componentry necessary to complete our products.

These global issues and concerns regarding general economic decline or recession are also impacting some of our customers, who are experiencing downturns or uncertainty in their own business operations and revenue, and as a result, these customers may need to decrease or delay their technology spending, request pricing concessions or payment extensions, or seek to renegotiate their contracts.

As a result of these global issues, it has been difficult to accurately forecast our revenues or financial results, especially given the near and long term impact of the pandemic, geopolitical issues, inflation, the Federal Reserve interest rate increases and the potential for a recession.  In addition, while the potential impact and duration of these issues on the economy and our business may be difficult to assess or predict, these world events have resulted in, and may continue to result in, significant disruption of global financial markets, and may reduce our ability to access additional capital, which could negatively affect our liquidity in the future. Our results of operations could be materially below our forecasts as well, which could adversely affect our results of operations, disappoint analysts and investors, or cause our stock price to decline.

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

In the opinion of management, all adjustments considered necessary for a fair presentation have been included in the accompanying condensed consolidated financial statements.  Operating results for the three and six month periods ended June 30, 2022, are not necessarily indicative of the results that may be expected for the year ending December 31, 2022.  For further information, refer to the audited consolidated financial statements and notes for the year ended December 31, 2021, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 24, 2022.

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

The Company and its subsidiary have no leases classified as finance leases.  The Company and its subsidiary currently lease plant, office facilities and equipment under operating leases expiring through August 2024. As of June 30, 2022, the weighted average remaining lease term for our operating leases was 25.8 months.  The weighted average discount rate for our operating leases was 12.8%.

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

As of June 30, 2022, we had $3,635,187 in net deferred tax assets (“DTAs”). These DTAs include approximately $7,100,000 related to net operating loss carryforwards that can be used to offset taxable income in future periods and reduce our income taxes payable in those future periods.  At this time, we consider it more likely than not, that we will have sufficient taxable income in the future that will allow us to realize these DTAs. However, it is possible that certain economic conditions may decrease the likelihood that we will have sufficient taxable income in the future. Therefore, unless we are able to generate sufficient taxable income from our operations, a substantial valuation allowance to reduce our U.S. DTAs may be required, which would materially increase our expenses in the period the allowance is recognized and may have a material adverse effect on our results of operations and statement of financial condition.

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

The U.S. Tax Cuts and Jobs Act (“TCJA”) was signed into law on December 22, 2017. Guidance continues to be issued clarifying the application of this legislation and recent proposed legislation known as Build Back Better is under consideration within both houses of U.S. Congress. Significant business and international provisions have been proposed in various versions of the framework of the bill that could increase our total tax expense. We cannot predict the overall impact that the additional guidance and proposed changes may have on our business. Some jurisdictions have raised tax rates and it is reasonable to expect that other global taxing authorities will be reviewing current legislation for potential modifications in reaction to the implementation of U.S. tax legislation, current economic conditions, and COVID-19 response costs.

Due to the COVID-19 pandemic, economic uncertainty, inflation, increases in interest rates, capital markets disruption, which has been significantly impacted by geopolitical instability due to the ongoing military conflict between Russia and Ukraine, and supply chain issues, our business, financial condition and results of operations could be materially adversely affected by any negative impact from these events. We are not aware of any specific event or circumstance that would require an update to our estimates or assumptions or a revision of the carrying value of our assets or liabilities as of the date of this Quarterly Report on Form 10-Q. These estimates and assumptions may change as new events occur and additional information is obtained. As a result, actual results could differ materially from these estimates and assumptions.

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 amends the guidance on the impairment of financial instruments. This update adds an impairment model (known as the current expected credit losses model) that is based on expected losses rather than incurred losses. Under the new guidance, an entity recognizes, as an allowance, its estimate of expected credit losses. In November 2019, ASU 2016-13 was amended by ASU 2019-10 that changed the effective date of ASU 2016-13 to fiscal years beginning after December 15, 2022, with early adoption permitted. Further, the ASU clarifies that operating lease receivables are not within the scope of ASC Subtopic 326-20 and should instead be accounted for under the new leasing standard, ASC 842. Management is currently evaluating the impact of adopting ASU 2016-13 on its consolidated financial statements and related disclosures.

NOTE 3 - SHORT-TERM INVESTMENTS

The Company’s short-term investments by significant investment category as of June 30, 2022, are as follows:

Description	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Accrued Interest	Estimated Fair Value
Level 1: (1)
Cash alternatives	$6,317,741	$-	$(8,426)	$-	$6,309,315
Certificates of deposit	1,662,005	856		1,172	1,664,033
Corporate bonds and notes	1,472,373	-	(3,596)	11,570	1,480,347
Municipal Securities	2,039,301	-	(1,313)	22,364	2,060,352
	$11,491,420	$856	$(13,335)	$35,106	$11,514,047

The Company’s short-term investments by significant investment category as of December 31, 2021, are as follows:

Description	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Accrued Interest	Estimated Fair Value
Level 1: (1)
Cash alternatives	$2,172,853	$-	$-	$-	$2,172,853
Certificates of deposit	591,968	-	(3,294)	1,222	589,896
Corporate bonds and notes	4,293,722	-	(5,432)	46,820	4,335,110
Municipal Securities	7,411,043	-	(2,334)	29,182	7,437,891
	$14,469,586	$-	$(11,060)	$77,224	$14,535,750

(1)	Level 1 fair value estimates are based on quoted prices in active markets for identical assets or liabilities.

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

NOTE 4 -ACCOUNTS RECEIVABLE

Accounts receivable, net consists of the following:

	June 30,	December 31,
	2022	2021
Accounts receivable	$10,024,347	$5,105,426
Unbilled receivables	-	-
	10,024,347	5,105,426
Less: allowance for doubtful accounts	(10,011)	(15,622)
	$10,014,336	$5,089,804

Unbilled receivables include amounts associated with percentage of completion and milestone billing accounting, which includes cost and gross profit earned in excess of billing, not currently billable due to contractual provisions.  (Recovery) provision for bad debt expense related to accounts receivable was $0 and $11,688 for the three month periods ended June 30, 2022 and 2021, respectively, and $0 and ($4,902) for the six month periods ended June 30, 2022 and 2021, respectively.

NOTE 5 – INVENTORIES

Inventories, net consist of the following:

	June 30,	December 31,
	2022	2021
Raw materials	$10,319,583	$5,603,868
Sub-assemblies	614,540	495,320
Work-in-process	558,650	518,838
Finished goods	9,583,112	6,228,892
	21,075,885	12,846,918
Less: reserves for obsolete and slow-moving inventories	(609,030)	(569,045)
	$20,466,855	$12,277,873

NOTE 6 – LONG LIVED INTANGIBLE ASSETS

Definite lived intangible assets related to acquisition are as follows, as of June 30, 2022:

	Expected Life	Remaining Months	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Customer lists and relationships	36 to 60 months	0 to 14 months	$2,084,515	$(2,010,746)	$73,769
Drawings and technology	36 months	0 months	760,207	(760,207)	-
Trade name, trademarks & other	24 to 36 months	0 months	447,274	(447,274)	-
Non-compete	36 months	0 months	246,797	(246,797)	-
			$3,538,793	$(3,465,024)	$73,769

Definite lived intangibles assets related to acquisitions are as follows, as of December 31, 2021:

	Expected Life	Remaining Months	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Customer lists and relationships	36 to 60 months	0 to 20 months	$2,084,515	$(1,979,130)	$105,385
Drawings and technology	36 months	0 months	760,207	(760,207)	-
Trade name, trademarks & other	24 to 36 months	0 months	447,274	(447,274)	-
Non-compete	36 months	0 months	246,797	(246,797)	-
			$3,538,793	$(3,433,408)	$105,385

As of June 30, 2022, amortization expense of the definite lived intangible assets for the years remaining is as follows:

2022	2023	Total
$31,615	$42,154	$73,769

Amortization expense recognized during the three month periods ended June 30, 2022 and 2021, was $15,807 and $163,901, respectively, and $31,616 and $327,801 for the six month periods ended June 30, 2022 and 2021, respectively.

NOTE 7 – ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consist of the following:

	June 30,	December 31,
	2022	2021
Accrued compensation and related liabilities	$855,643	$1,372,342
Deferred revenue and customer deposits	853,591	844,081
Warranty reserve	505,666	571,903
Other accrued expenses	1,082,560	545,951
Deferred rent	-	512,211
	$3,297,460	$3,846,488

NOTE 8 – DEBT

Bank Lines of Credit

The Company has recently obtained a domestic revolving line of credit of $2 million, which renews on an annual basis at the current prime rate.  To access this line of credit the Company must maintain cash and investments balances at a minimum of $4 million.  No balance is outstanding on June 30, 2022.

Bressner has three revolving lines of credit with German institutions, including UniCredit Bank and VR Bank with total availability of up to €2,200,000 (US$2,302,246) as of June 30, 2022.  Borrowings under the lines of credit bear interest at a variable rate of Euribor plus a stated rate.  The current rates as of June 30, 2022, for the lines of credit range from 3.10% to 4.0%, with the balances remaining open indefinitely or until occurrence of a defined change of control event.  There were no outstanding lines of credit balances as of June 30, 2022 and December 31, 2021.

Bressner has five term loans outstanding as of June 30, 2022, with an aggregate balance outstanding of €3,500,000 (US$3,663,009) as follows:

•

On June 1, 2022, Bressner borrowed €1,500,000 (US$1,526,358) from Commerzbank AG, which bears interest at 2.55% due June 2024, repayable in twenty-four monthly installments, with payments beginning July 31, 2022.  The balance outstanding as of June 30, 2022, is €1,500,000 (US$1,569,861).  This loan is collateralized by accounts receivable attributable to a specific customer.

•

On February 1, 2022, Bressner converted €500,000 of its line of credit from VR Bank into a note payable, which bears interest at 1.95% with interest only payments to be paid on a quarterly basis. The note is due on August 1, 2022. The balance outstanding as of June 30, 2022, is €500,000 (US$523,287);

•

On February 16, 2022, Bressner converted €500,000 of its line of credit from UniCredit Bank into a note payable, which bears interest at 1.580% with interest only payments to be paid on a quarterly basis. The note is due on August 16, 2022. The outstanding balance as of June 30, 2022, is €500,000 (US$523,287);

•

On June 18, 2021, Bressner converted €500,000 of its line of credit from UniCredit Bank into a note payable, which bore interest at 1.487% with interest only payments to be paid on a quarterly basis. The note was due December 17, 2021, and subsequently extended through June 17, 2022. On June 17, 2022, this note was further extended through December 19, 2022, and the interest rate was increased to 2.45% with accrued interest having been paid current as of the original maturity date.  Payment of the principal and all unpaid interest will be due upon maturity in December 2022. The outstanding balance as of June 30, 2022, is €500,000 (US$523,287);

•

On June 4, 2021, Bressner converted €500,000 of its line of credit from UniCredit Bank into a note payable, which bore interest at 1.55% with interest only payments to be paid on a quarterly basis.  The note matured on November 30, 2021, with a payment of principal and unpaid interest due upon maturity. The note was paid in full as of December 31, 2021; and

•

On April 9, 2021, Bressner converted €500,000 of its line of credit from UniCredit Bank into a note payable, which bore interest at 1.60% with interest only payments to be paid on a quarterly basis.  The note was due on September 30, 2021, with a payment of principal and interest due upon maturity.  This loan was paid in full on September 30, 2021 with proceeds from a new note that bears interest at 1.685% with similar terms.  This new note had an original maturity date of June 30, 2022; however, this note was renewed and extended to September 30, 2022.  The balance outstanding on the new note as of June 30, 2022 was €500,000 (US$523,287), and as of December 31, 2021 was €500,000 (US$568,825);

Notes Payable

In April 2019, the Company borrowed an aggregate of $350,000 from three individuals for a two-year period at an interest rate of 9.5%, which required the Company to make monthly principal and interest payments of $16,100 per month.  These loans were secured by the assets of the Company.  In connection with these loans, the Company issued to the noteholders warrants to purchase shares of the Company’s common stock in an amount equal to 10% of the original principal at a price per share equal to $2.15.  Accordingly, the Company issued to the noteholders warrants to purchase an aggregate of 16,276 shares of the Company’s common stock at an exercise price of $2.15 per share. The relative fair value of each warrant was $0.90.  The relative fair value of warrants was estimated using Black-Scholes with the following weighted-average assumptions: fair value of the Company’s common stock at issuance of $2.15 per share; five year contractual term; 44.60% volatility; 0.0% dividend rate; and a risk-free interest rate of 2.307%.  The total relative fair value of the warrants issued is $14,037.  These loans have matured, and all balances have been paid in full.  As such, the balances outstanding as of June 30, 2022 and December 31, 2021, were $0.

Notes Payable – Related Parties

In April 2019, the Company borrowed an aggregate of $1,150,000 from three individuals who serve on the Company’s board of directors for a two-year period at an interest rate of 9.5%, which required the Company to make monthly principal and interest payments of $52,900 per month.  These loans were secured by the assets of the Company.  In connection with these loans, the Company issued to the noteholders warrants to purchase shares of the Company’s common stock in an amount equal to 10% of the original principal at a price per share equal to $2.15.  Accordingly, the Company issued to the noteholders warrants to purchase an aggregate 53,490 shares of the Company’s common stock at an exercise price of $2.15 per share. The relative fair value of each warrant was $0.90.  The relative fair value of warrants was estimated using Black-Scholes with the following weighted-average assumptions: fair value of the Company’s common stock at issuance of $2.15 per share; five year contractual term; 42.60% volatility; 0.0% dividend rate; and a risk-free interest rate of 2.3067%.  The relative fair value of warrants issued is $46,121.  These loans have matured, and all balances have been paid in full.  As such, the balances outstanding as of June 30, 2022 and December 31, 2021 were $0.

Debt Discount

The relative fair value of warrants issued in connection with the notes payable described above were recorded as debt discount, decreasing notes payable and related-party notes payable and increasing additional paid-in-capital on the accompanying consolidated balance sheets.  The debt discounts were amortized to interest expense over the term of the corresponding notes payable using the straight-line method, which approximated the effective interest method.

Amortization of debt discounts of $0 and $1,254 were recognized as interest expense for the three month periods ended June 30, 2022 and 2021, respectively, and $0 and $8,773 for the six month periods ended June 30, 2022 and 2021, respectively.

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

The Company submitted an application with the lender to forgive the PPP Loan, in accordance with SBA Procedural Notice, Control No. 5000-20057, effective as of October 2, 2020.  On May 3, 2021, the Company received notification from the SBA that its PPP Loan of $1,499,360, plus accrued interest of $14,994, had been fully forgiven and such amount has been recognized as other income in the consolidated statement of income.

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

Commencing July 1, 2020, the Company made monthly amortization payments equal to 1/22nd of the initial principal, any accrued and unpaid interest and late charges and any deferred or accelerated amount, of such note, which could be satisfied in cash at a redemption price equal to 105% of such installment amount (110% of such installment amount on notes issued at additional closings).  The remaining balance of the notes of $2,590,909 was converted into Company common stock on March 30, 2022; accordingly, the outstanding balance of the notes as of June 30, 2022 was $0.

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

The original issue discount of 10% on the note was recorded as a debt discount, decreasing the note payable.  This debt discount is amortized to interest expense using the effective interest rate method over the term of the loan.  For the three month periods ended June 30, 2022 and 2021, total debt discount amortization was $0 and $44,431, respectively.  For the six month periods ended June 30, 2022 and 2021, total debt discount amortization was $1,161 and $95,359, respectively.  Such amounts are included in interest expense in the accompanying consolidated statements of income.

Debt issuance costs in the amount of $316,274 related to this indebtedness were deducted from the face value of the note.  Such costs are amortized to interest expense using the effective interest rate method over the term of the loan.  Total debt issuance costs amortized during the three month periods ended June 30, 2022 and 2021, was $0 and $46,842, respectively.  Debt issuance costs amortized during the six month periods ended June 30, 2022 and 2021, was $1,223 and $100,532, respectively.  Such amounts are included in interest expense in the accompanying consolidated statements of income.

A summary of outstanding debt obligations as of June 30, 2022, is as follows:

Loan Description	Current Interest Rate	Maturity Date	Balance (Euro)	Balance ($)	Current Portion	Long-term Portion
Foreign:
Commerzbank AG	2.55%	June-24	€1,500,000	$1,569,861	$773,727	$796,134
Uni Credit Bank AG	2.45%	December-22	500,000	523,287	523,287	-
Uni Credit Bank AG	1.58%	August-22	500,000	523,287	523,287	-
Uni Credit Bank AG	1.69%	September-22	500,000	523,287	523,287	-
VR Bank	1.95%	August-22	500,000	523,287	523,287	-
			€3,500,000	$3,663,009	$2,866,875	$796,134

Outstanding debt obligations as of June 30, 2022, consist of the following:

Period Ended June 30, 2022	Foreign	Total
Current portion:
Principal	$2,866,875	$2,866,875
Less discount	-	-
Less loan origination costs	-	-
Net liability	$2,866,875	$2,866,875

Long-term portion:
Principal	$796,134	$796,134
Less discount	-	-
Less loan origination costs	-	-
Net liability	$796,134	$796,134

Total:
Principal	$3,663,009	$3,663,009
Less discount	-	-
Less loan origination costs	-	-
Net liability	$3,663,009	$3,663,009

Total future principal payments under notes payable and related party notes payable as of June 30, 2022, are as follows:

Period Ending June 30,	Foreign	Total
2023	$2,866,875	$2,866,875
2024	796,134	796,134
Total minimum payments	3,663,009	3,663,009
Current portion of notes payable	(2,866,875)	(2,866,875)
Notes payable, net of current portion	$796,134	$796,134

NOTE 9 – STOCKHOLDERS’ EQUITY

The Company’s amended and restated certificate of incorporation filed on December 14, 2017, authorizes the Company to issue 10,000,000 shares of preferred stock and 50,000,000 shares of common stock.

Amendment to 2017 Plan

On June 24, 2020, the Company amended its 2017 Equity Incentive Plan (as amended, the “2017 Plan”) to increase the maximum limitation of the number of shares of common stock with respect to one or more Stock Awards (as defined in the 2017 Plan) that may be granted to any one participant under the 2017 Plan during any calendar year from 500,000 shares to 1,000,000 shares. The amendment did not increase the total number of shares of common stock reserved under the 2017 Plan and did not require stockholder approval.

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

Executive Employment Agreement

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

Stock Options

A summary of stock option activity under each of the Company’s equity incentive plans during the six month period ended June 30, 2022, is as follows:

	Stock Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding on January 1, 2022	1,025,499	$2.01	6.35	$1,867,324
Granted	-	-	-	-
Forfeited / Canceled	-	-	-	-
Exercised	(38,618)	$0.83	-	$119,927
Outstanding on June 30, 2022	986,881	$2.05	6.05	$1,875,167
Exercisable as of June 30, 2022	981,876	$2.04	6.04	$1,868,961
Vested and expected to vest as of June 30, 2022	986,881	$2.05	6.05	$1,875,167

There were no options granted during the six month periods ended June 30, 2022 and 2021. The following table presents the grant date fair value of options vested and the intrinsic value of options exercised:

	For the Six Months Ended June 30,
	2022	2021
Grant date fair value of options vested	$2,005,285	$4,182,562
Intrinsic value of options exercised	$119,927	$43,473

As of June 30, 2022, the amount of unearned stock-based compensation estimated to be expensed from 2022 through 2025 related to unvested stock options is $4,693, net of estimated forfeitures. The weighted-average period over which the unearned stock-based compensation is expected to be recognized is 0.42 years.

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

The Company’s RSU activity for the six months ended June 30, 2022, is as follows:

	Restricted Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value
Unvested on January 1, 2022	604,800	$4.30
Granted	683,450	$3.92
Vested	(226,278)	$4.36
Canceled	(938)	$4.57
Unvested on June 30, 2022	1,061,034	$4.04

As of June 30, 2022, there was $3,770,869 of unrecognized compensation cost related to unvested RSUs, which is expected to be recognized over a weighted average period of 1.30 years.

Stock-based compensation expense for the three and six month periods ended June 30, 2022 and 2021, was comprised of the following:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Stock-based compensation classified as:	2022	2021	2022	2021
General and administrative	$300,346	$215,825	$502,441	$616,825
Production	70,959	78,657	126,415	93,316
Marketing and selling	104,364	114,319	186,544	129,716
Research and development	56,967	56,535	100,064	63,873
	$532,636	$465,336	$915,464	$903,730

Warrants

The following table summarizes the Company’s warrant activity during the six months ended June 30, 2022:

	Number of Warrants	Weighted Average Exercise Price
Warrants outstanding – January 1, 2022	451,112	$5.37
Warrants granted	-	$-
Warrants exercised	-	$-
Warrants outstanding – June 30, 2022	451,112	$5.37

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Legal

We are subject to litigation, claims, investigations, and audits arising from time to time in the ordinary course of our business.  In the opinion of management, after consultation with legal counsel, the ultimate disposition of any such matters as of June 30, 2022 and December 31, 2021, are not expect to have a materially adverse effect on the consolidated financial position or results of operations of the Company.

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

Leases

The Company leases its offices, manufacturing, and warehouse facility in San Diego County under a non-cancelable operating lease. Our corporate headquarters are in a leased space comprising of approximately 29,342 square feet in Escondido, California under a lease that was modified in February 2019 and expires in August 2024.  The Company also leases a 3,208 square foot facility in Salt Lake City, Utah that houses our Ion software development team which expires in June 2023. The Company is the lessee of 1,632 square feet located in Anaheim, California, which expires in June 2023.  Bressner leases space comprised of 8,073 square feet on a month-to-month basis.  All Company leases are operating leases with a weighted average remaining lease term of 25.8 months with a weighted average discount rate of 12.8%.  For the three month periods ended June 30, 2022 and 2021, rent expense was $175,041 and $201,120, respectively. For the six month periods ended June 30, 2022 and 2021, rent expense was $336,576 and $452,250, respectively.

Other information related to leases as of the three and six month periods ended June 30, 2022, are as follows:

Supplement Cash Flow Information:	For the Three Months Ended June 30, 2022	For the Six Months Ended June 30, 2022
Cash paid for amounts included in the measurement of operating lease liabilities	$165,785	$326,695

The following table presents a maturity of the Company’s operating lease liabilities as of June 30, 2022:

Year	Operating Leases
Remainder of 2022	$320,655
2023	604,013
2024	410,803
2025	-
2026	-
Thereafter	-
Total lease payments	1,335,471
Less: Amount representing interest	(145,172)
Present value of lease payment	1,190,299
Less: current portion of operating lease obligation	(549,856)
Operating lease obligation, net of current portion	$640,443

Purchase Commitments

In the normal course of business, the Company may enter into purchase commitments for inventory components to be delivered based upon non-cancellable, pre-established, delivery schedules that are over a period that may exceed one year.  Total non-cancellable purchase orders as of June 30, 2022, were approximately $9,718,000.

Customer Concentration

During the three month periods ended June 30, 2022 and 2021, the Company had one and three customers, respectively, in each period that accounted for (in the aggregate) approximately 35% and 42%, respectively, of revenue for which each represented greater than 10% of our consolidated quarterly revenue.

During the six month periods ended June 30, 2022 and 2021, the Company had one and two customers, respectively, in each period that accounted for (in the aggregate) approximately 31% and 33%, respectively, of revenue for which each represented greater than 10% of our consolidated quarterly revenue.

As of June 30, 2022 and December 31 2021, the Company had two customers and three customers, respectively, that accounted for approximately 60% and 64%, respectively, of trade accounts receivables for which each customer’s balances represented greater than 10% of our consolidated trade accounts receivable balance.

During the three month periods ended June 30, 2022 and 2021, the Company had approximately 23% and 23%, respectively, of purchases from vendors/suppliers for which each represents greater than 10% of our consolidated purchases.

During the six month periods ended June 30, 2022 and 2021, the Company had approximately 32% and 23%, respectively, of purchases from vendors/suppliers for which each represents greater than 10% of our consolidated purchases.

NOTE 11 – RELATED PARTY TRANSACTIONS

In April 2019, certain members of the Company’s Board of Directors executed definitive agreements to commit funds of up to $4,000,000 as a credit facility. The Company initially borrowed an aggregate of $1,150,000 from members of the Board of Directors and an aggregated of $350,000 from other shareholders for a two-year period at an interest rate of 9.5%, which required the Company to make monthly principal and interest payment of $69,000 per month. In connection with these loans, the Company issued to these note holders, warrants to purchase shares of the Company’s common stock equal to 10% of the original principal of such notes at a price per share equal to $2.15.  Accordingly, the Company issued to these note holders warrants to purchase an aggregate of 69,766 shares of the Company’s common stock.  The relative fair value of the warrants issued was $60,158.  The remaining unfunded commitments expired as of April 1, 2020, and the Company has not received any additional funding commitments from members of the Board of Directors. Interest expense on all related-party notes payable for the three months ended June 30, 2022 and 2021 was $0 and $417, respectively, and for the six months ended June 30, 2022 and 2021 was $0 and $4,095, respectively.  These loans have matured, and all balances have been paid in full.  As such, the balances outstanding as of June 30, 2022 and December 31, 2021 were $0.

NOTE 12 – NET INCOME PER SHARE

Basic and diluted net income per share were calculated as follows for the three and six month periods ended June 30, 2022 and 2021:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Basic and diluted net income per share:
Numerator:
Net income	$322,822	$1,697,122	$902,056	$1,738,320
Denominator:
Weighted average common shares outstanding - basic	19,940,902	18,513,620	19,416,832	17,934,022
Effect of dilutive securities	1,239,588	1,221,763	930,085	1,371,820
Weighted average common shares outstanding - diluted	21,180,490	19,735,383	20,346,917	19,305,842
Net income per common share:
Basic	$0.02	$0.09	$0.05	$0.10
Diluted	$0.02	$0.09	$0.04	$0.09

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

Segment detail for the three and six month periods ended June 30, 2022 and 2021, is as follows:

	For the Three Months Ended June 30, 2022			For the Three Months Ended June 30, 2021
	OSS	Bressner	Total	OSS	Bressner	Total
Revenues	$10,715,361	$7,587,982	$18,303,343	$9,102,435	$5,802,574	$14,905,009
Cost of revenues	(7,180,343)	(5,922,682)	(13,103,025)	(5,762,867)	(4,489,398)	(10,252,265)
Gross profit	3,535,018	1,665,300	5,200,318	3,339,568	1,313,176	4,652,744
Gross margin %	33.0%	21.9%	28.4%	36.7%	22.6%	31.2%
Total operating expenses	(3,876,028)	(922,367)	(4,798,395)	(3,172,432)	(963,662)	(4,136,094)
Income (loss) from operations	$(341,010)	$742,933	$401,923	$167,136	$349,514	$516,650

	For the Six Months Ended June 30, 2022			For the Six Months Ended June 30, 2021
	OSS	Bressner	Total	OSS	Bressner	Total
Revenues	$21,297,403	$14,058,617	$35,356,020	$17,704,406	$10,516,355	$28,220,761
Cost of revenues	(13,982,054)	(11,032,993)	(25,015,047)	(11,104,229)	(8,031,004)	(19,135,233)
Gross profit	7,315,349	3,025,624	10,340,973	6,600,177	2,485,351	9,085,528
Gross profit %	34.3%	21.5%	29.2%	37.3%	23.6%	32.2%
Total operating expenses	(7,504,643)	(1,784,275)	(9,288,918)	(6,424,217)	(1,869,630)	(8,293,847)
Income (loss) from operations	$(189,294)	$1,241,349	$1,052,055	$175,960	$615,721	$791,681

Revenue from customers with non-U.S. billing addresses represented approximately 78% and 65% of the Company’s revenue during the three month periods ended June 30, 2022 and 2021, respectively.

Revenue from customers with non-U.S. billing addresses represented approximately 74% and 65% of the Company’s revenue during the six month periods ended June 30, 2022 and 2021, respectively

As of June 30, 2022, substantially all the Company’s long-lived assets are located in the United States of America, with the exception of assets of $155,885 located in Germany.

NOTE 14 – SUBSEQUENT EVENTS

The Company’s management has evaluated subsequent events after the consolidated balance sheet dated as of June 30, 2022, through the date of filing of this quarterly report.  Based upon the evaluation, management has determined that, other than as disclosed in the accompanying notes, no subsequent events have occurred that would require recognition in the accompanying consolidated financial statements or disclosure in the notes thereto.

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

On August 31, 2018, the Company acquired Concept Development Inc. (“CDI”) located in Irvine, California.  CDI specializes in the design and manufacture of custom high-performance computing systems for airborne in-flight entertainment and networking systems.  CDI has been fully integrated into the core operations of OSS since June 1, 2020.

On October 31, 2018, OSS GmbH acquired 100% of the outstanding stock of Bressner Technology GmbH, a Germany limited liability company located near Munich, Germany (“Bressner”).  Bressner designs and manufactures standard and customized servers, panel PCs, and PCIe expansion systems.  Bressner also provides manufacturing, test, sales, and marketing services for customers throughout Europe.

Recent Developments

The negative impact of the COVID-19 pandemic and the impact on the global economy and capital markets resulting from the geopolitical instability caused in part by the ongoing military conflict between Russia and Ukraine, including inflation and Federal Reserve interest rate increases, have contributed to global supply chain issues and economic uncertainty, which has affected negatively our operations.  Additionally, during the second quarter, the general consensus among economists suggests that we should expect a higher recession risk to continue over the next year, which could result in further economic uncertainty and volatility in the capital markets in the near term, and could negatively affect our operations.

Currently, we are experiencing increased pricing, longer lead-times, unavailability of product and limited supplies, protracted delivery dates, changes in minimum order quantities to secure product, and/or shortages of certain parts and supplies that are necessary components for the products and services we offer to our customers.   As a result, the Company is carrying increased inventory balances to ensure availability of necessary products and to secure pricing.  Additionally, products that are in the “work-in-process” stage have increased due to as the timing and availability of certain componentry necessary to complete our products.

These global issues and concerns regarding general economic decline or recession are also impacting some of our customers, who are experiencing downturns or uncertainty in their own business operations and revenue, and as a result, these customers may need to decrease or delay their technology spending, request pricing concessions or payment extensions, or seek to renegotiate their contracts.

As a result of these global issues, it has been difficult to accurately forecast our revenues or financial results, especially given the near and long-term impact of the pandemic, geopolitical issues, inflation, the Federal Reserve interest rate increases and the potential for a recession.  In addition, while the potential impact and duration of these issues on the economy and our business may be difficult to assess or predict, these world events have resulted in, and may continue to result in, significant disruption of global financial markets, and may reduce our ability to access additional capital, which could negatively affect our liquidity in the future. Our results of operations could be materially below our forecasts as well, which could adversely affect our results of operations, disappoint analysts and investors, or cause our stock price to decline.

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

Results of Operations

The following tables set forth our results of operations for the three and six month periods ended June 30, 2022 and 2021, presented in dollars and as a percentage of revenue, respectively.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Revenue	$18,303,343	$14,905,009	$35,356,020	$28,220,761
Cost of revenue	13,103,025	10,252,265	25,015,047	19,135,233
Gross profit	5,200,318	4,652,744	10,340,973	9,085,528
Operating expenses:
General and administrative	1,821,445	1,648,785	3,596,133	3,806,404
Marketing and selling	1,724,913	1,479,292	3,196,633	2,647,193
Research and development	1,252,037	1,008,017	2,496,152	1,840,250
Total operating expenses	4,798,395	4,136,094	9,288,918	8,293,847
Income from operations	401,923	516,650	1,052,055	791,681
Other income (expense), net:
Interest income	55,507	61,798	106,512	67,098
Interest expense	(44,949)	(169,031)	(103,665)	(319,013)
Other income (expense), net	(4,169)	1,522,998	97,952	1,494,369
Total other income, net	6,389	1,415,765	100,799	1,242,454
Income before income taxes	408,312	1,932,415	1,152,854	2,034,135
Provision for income taxes	85,490	235,293	250,798	295,815
Net income	$322,822	$1,697,122	$902,056	$1,738,320

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	71.6%	68.8%	70.8%	67.8%
Gross profit	28.4%	31.2%	29.2%	32.2%
Operating expenses:
General and administrative	10.0%	11.1%	10.2%	13.5%
Marketing and selling	9.4%	9.9%	9.0%	9.4%
Research and development	6.8%	6.8%	7.1%	6.5%
Total operating expenses	26.2%	27.7%	26.3%	29.4%
Income from operations	2.2%	3.5%	3.0%	2.8%
Other income (expense), net:
Interest income	0.3%	0.4%	0.4%	0.2%
Interest expense	-0.2%	-1.1%	-0.3%	-1.1%
Other income (expense), net	0.0%	10.2%	3.3%	5.3%
Total other income, net	0.0%	9.5%	3.4%	4.4%
Income before income taxes	2.2%	13.0%	6.4%	7.2%
Provision for income taxes	0.5%	1.6%	0.7%	1.0%
Net income	1.8%	11.4%	5.7%	6.2%

Comparison of the three and six month periods ended June 30, 2022 and 2021:

Revenue, cost of revenue and gross profit:

	For the Three Months Ended June 30, 2022				For the Three Months Ended June 30, 2021
Entity:	Revenue	Cost of Revenue	Gross Profit	Gross Margin %	Revenue	Cost of Revenue	Gross Profit	Gross Margin %
OSS	$10,715,361	$(7,180,343)	$3,535,018	33.0%	$9,102,435	$(5,762,867)	$3,339,568	36.7%
Bressner Technology GmbH	7,587,982	(5,922,682)	1,665,300	21.9%	5,802,574	(4,489,398)	1,313,176	22.6%
	$18,303,343	$(13,103,025)	$5,200,318	28.4%	$14,905,009	$(10,252,265)	$4,652,744	31.2%

	For the Six Months Ended June 30, 2022				For the Six Months Ended June 30, 2021
Entity:	Revenue	Cost of Revenue	Gross Margin	Gross Margin %	Revenue	Cost of Revenue	Gross Margin	Gross Margin %
OSS	$21,297,403	$(13,982,054)	$7,315,349	34.3%	$17,704,406	$(11,104,229)	$6,600,177	37.3%
Bressner Technology GmbH	14,058,617	(11,032,993)	3,025,624	21.5%	10,516,355	(8,031,004)	2,485,351	23.6%
	$35,356,020	$(25,015,047)	$10,340,973	29.2%	$28,220,761	$(19,135,233)	$9,085,528	32.2%

Revenue

For the three month period ended June 30, 2022, total revenue increased $3,398,334, or 22.8%, as compared to the same period in 2021.  OSS saw an increase in revenue of $1,612,926, or 17.7%, as compared to the prior year in 2021.  The majority of this increase is attributable to an increase in shipments of product to our media and entertainment customer.  Bressner experienced improved revenue of $1,785,408, or 30.8%, as compared to the prior year in 2021.  This increase is mainly due to a general economic improvement in Europe attributable to having product available through strategic buys in an environment of global shortages and certain wins on products which are available with good lead times.

For the six month period ended June 30, 2022, total revenue increased $7,135,259, or 25.3%, as compared to the same period in 2021.  OSS saw an increase in revenue of $3,592,997, or 20.3%, as compared to the prior year in 2021.  The majority of this increase is attributable to an increase in shipments of product to our media and entertainment customer.  Bressner experienced improved revenue of $3,542,262, or 33.7%, as compared to the prior year in 2021.  This increase is mainly due to a general economic improvement in Europe attributable to product available through strategic buys in an environment of global shortages and certain wins on products which are available with good lead times.

Cost of revenue and gross profit

Cost of revenue increased $2,850,460, or 27.8%, for the three month period ended June 30, 2022, as compared to the prior year in 2021.  OSS saw an increase in cost of revenue of $1,417,476, or 24.6%, as compared to the prior year in 2021. The increase in cost of revenue is mainly attributable to our improved sales to our media and entertainment customer which has higher material costs as a percentage of revenue and a fixed charge for labor hours per unit. Bressner’s cost of revenue increased $1,433,284, or 31.9%, as compared to the prior year in 2021, which increase is primarily attributable to higher sales and changes in product mix.

The overall gross margin percentage decreased from 31.2% for the three month period June 30, 2021, to 28.4% for the same period ended June 30, 2022, a decrease of 2.8 percentage points.  OSS’ gross margin percentage for the three months ended June 30, 2022, was 33.0%, a decrease of 3.7 percentage points as compared to the prior year period in 2021 of 36.7%, which decrease was primarily attributable to a higher concentration of the sales of our media and entertainment product which has higher material costs as a percentage of revenue and a fixed charge for labor hours per unit.  Bressner contributed gross margin at a rate of 21.9% as compared to the same prior year period in 2021 of 22.6%, a decrease of 0.7 percentage points which decrease was primarily attributable to an increase in material and transportation costs as a result of increasing fuel costs and inflationary pressures.

Cost of revenue increased $5,879,814, or 30.7%, for the six month period ended June 30, 2022, as compared to the prior year in 2021.  OSS saw an increase in cost of revenue of $2,877,825, or 25.9%, as compared to the prior year in 2021.  The increase in cost of revenue is mainly attributable to our improved sales to our media and entertainment customer. Bressner’s cost of revenue increased $3,001,989, or 37.4%, as compared to the prior year in 2021, which increase is primarily attributable to higher sales and changes in product mix.

The overall gross margin percentage decreased from 32.2% for the six month period June 30, 2021, to 29.2% for the same period ended June 30, 2022, a decrease of 3.0 percentage points.  OSS’ gross margin percentage for the six months ended June 30, 2022, was 34.3%, a decrease of 3.0 percentage points as compared to the prior year period in 2021 of 37.3%, which the decrease was primarily attributable to a higher concentration of the sales of our media and entertainment product.  Bressner contributed gross margin at a rate of 21.5% as compared to the same prior year period in 2021 of 23.6%, a decrease of 2.1 percentage points which decrease was primarily attributable to an increase in material and transportation costs as a result of increasing fuel costs and inflationary pressures.

Operating expenses

General and administrative expense

General and administrative expense increased $172,660, or 10.5%, for the three month period ended June 30, 2022, as compared to the same prior year period in 2021.  OSS experienced an increase of $278,357, or 25.0% and Bressner had a decrease $(105,697), or 19.7%.  The overall increase in general and administrative expense is primarily attributable to certain reinstated employee benefits, implemented pay increases and the reestablishment of certain services that were suspended during the strict policies implemented by the Company during the height of the pandemic.  Overall, total general and administrative expense decreased as a percentage of revenue to 10.0% during the three month period ended June 30, 2022, as compared to 11.1% during the same period in 2021.

General and administrative expense decreased $210,271, or 5.5%, for the six month period ended June 30, 2022, as compared to the same prior year period in 2021.  OSS experienced a decrease of $8,611, or 0.03% and Bressner had a decrease $201,660, or 18.9%.  The overall decrease in general and administrative expense is primarily attributable to a reduction stock compensation expense related to general and administrative expense only which was higher in the prior year due to acceleration of performance based vesting, and decreases in amortization and legal expenses which have been offset by increases in certain reinstated employee benefits, implemented pay increases and the reestablishment of certain services that were suspended during the strict policies implemented by the Company during the height of the pandemic.  Overall, total general and administrative expense decreased as a percentage of revenue to 10.2% during the six month period ended June 30, 2022, as compared to 13.5% during the same period in 2021.

Selling and marketing expense

Selling and marketing expense increased $245,621, or 16.6%, during the three month period ended June 30, 2022, as compared to the same prior year period in 2021.  OSS had an increase of $187,382, or16.3%, which was mainly attributable to normalized business activities which include trade shows, business travel, and increased marketing activities.  Bressner had an increase of $58,239, or 17.8%, due to new marketing personnel and sales collateral materials.  Generally, both OSS and Bressner experienced additional marketing costs, as markets are beginning to re-open now that certain restrictions have been lifted that were previously imposed during the height of   the COVID-19 pandemic.  Overall, total marketing and selling expense decreased as a percentage of revenue to 9.4% during the three month period ended June 30, 2022, as compared to 9.9% during the same period in 2021.

Selling and marketing expense increased $549,440, or 20.8%, during the six month period ended June 30, 2022, as compared to the same prior year period in 2021.  OSS had an increase of $447,606, or 21.9%, which was mainly attributable to normalized business activities, which include trade shows, business travel, and increased marketing activities.  Bressner had an increase of $101,834, or 16.8%, due to new marketing personnel and sales collateral materials.  Generally, both OSS and Bressner experienced additional marketing costs as markets are

beginning to re-open now that certain restrictions have been lifted that were previously imposed during the height of   the COVID-19 pandemic.  Overall, total marketing and selling expense decreased as a percentage of revenue to 9.0% during the six month period ended June 30, 2022, as compared to 9.4% during the same period in 2021.

Research and development expense

Research and development expense increased $244,020, or 24.2%, during the three month period ended June 30, 2022, as compared to the same prior year period in 2021.  OSS saw an increase of $237,857, or 26.2%.  This increase was largely driven by the deployment of more engineering resources on internal development projects rather than on customer billable projects for which such costs would have been charged to cost of revenue rather than being charged to research and development expense.  Bressner had a modest increase of $6,163, or 6.2%. Overall, total research and development expense as a percentage of revenue was relatively flat at 6.8% as a percentage of revenue the three month periods ended June 30, 2022 and 2021.

Research and development expense increased $655,902, or 35.6%, during the six month period ended June 30, 2022, as compared to the same prior year period in 2021.  OSS saw an increase of $641,431, or 39.0%.  This increase was largely driven by the deployment of more engineering resources on internal development projects rather than on customer billable projects for which such costs would have been charged to cost of revenue rather than being charged to research and development expense.  Bressner had a modest increase of $14,471, or 7.3%. Overall, total research and development expense as a percentage of revenue increased as a percentage of revenue to 7.1% during the six month period ended June 30, 2022, as compared to 6.5% during the same period in 2021.

Interest income

Interest income decreased $6,291 for the three month period ended June 30, 2022, as compared to the same prior year period in 2021.  The decrease is attributable to lower investments in marketable securities and lower yields during the current period.

Interest income increased $39,414 for the six month period ended June 30, 2022, as compared to the same prior year period in 2021.  The increase is attributable to interest on marketable securities that were purchased in April 2021.

Interest expense

Interest expense decreased $124,082 for the three month period ended June 30, 2022, as compared to the same period in 2021.  On April 24, 2020, the Company borrowed $3,000,000 through a senior secured convertible debt offering issued with a 10% original issue discount and incurred legal costs associated with this debt offering. Interest and related transaction costs are amortized using the effective interest method for which the periodic amortization costs decreases over the time.  The notes issued in the debt offering were scheduled to mature on April 1, 2022; however, on March 30, 2022, these notes converted into shares of common stock of the Company, resulting in this reduction in interest expense.

Interest expense decreased $215,348 for the six month period ended June 30, 2022, as compared to the same period in 2021.  On April 24, 2020, the Company borrowed $3,000,000 through a senior secured convertible debt offering issued with a 10% original issue discount and incurred legal costs associated with this debt offering. Interest and related transaction costs are amortized using the effective interest method for which the periodic amortization costs decreases over the time.  The notes issued in the debt offering were scheduled to mature on April 1, 2022; however, on March 30, 2022, these notes converted into shares of common stock of the Company, resulting in this reduction in interest expense.

Other income (expense), net

Other income (expense) for the three month period ended June 30, 2022, resulted in net other expense of ($4,169), as compared to net other income of $1,522,998 in the same prior year period in 2021, for a net decrease of

$1,527,167.  The most significant difference was the recognition of a gain on the forgiveness of the PPP loan and interest in the amount of $1,514,354 that occurred in the prior year.

Other income for the six month period ended June 30, 2022, resulted in net other income of $97,952, as compared to net other income of $1,494,369 in the same prior year period in 2021, for a net decrease of $1,396,417.  The most significant difference was the recognition of a gain on the forgiveness of the PPP loan and interest in the amount of $1,514,354 that occurred in the prior year as well as the  sale of the URL for Magma.com, in the current year which has been offset by foreign currency losses.

Provision (benefit) for income taxes

We have recorded an income tax provision of $85,490 and $235,293, respectively, for the three month period ended June 30, 2022 and 2021, respectively, and $250,798 and $295,815, respectively, for the six month period ended June 30, 2022 and 2021, respectively  The effective tax rate for the period ended June 30, 2022 and 2021, differs from the statutory rate mainly due to permanent non-deductible goodwill amortization for Bressner Technology GmbH, deductions related to expenses of OSS stock options, as well as projecting federal, foreign and state tax liabilities for the year.  The annual expect tax rate for 2022 is anticipated to be approximately 20.86%.

Liquidity and Capital Resources

On March 3, 2021, we sold and issued 1,497,006 shares of Company common stock to an accredited investor pursuant to a Securities Purchase Agreement through a registered direct offering, resulting in net proceeds of $9,188,673 to us.

Historically, our primary sources of liquidity have been provided by public and private offerings of our securities and revenues generated from our business operations.  As of June 30, 2022, we had total cash and cash equivalents of $2,874,831, with short-term investments of $11,514,047, and total working capital of $32,914,013.  Cash and cash equivalents held by Bressner totaled US$2,636,852 on June 30, 2022.  Bressner’s debt covenants do not permit the use of those funds by its parent company.

During the year ended December 31, 2021, we had income from operations of $1,747,027, with cash generated by operating activities of $5,622,596.

Our sources of liquidity and cash flows are used to fund ongoing operations, fund research and development projects for new products technologies and provide ongoing support services for our customers. Over the next year, we anticipate that we will use our liquidity and cash flows from our operations to fund our growth. In addition, as part of our business strategy, we occasionally evaluate potential acquisitions of businesses, products and technologies. Accordingly, a portion of our available cash may be used at any time for the acquisition of complementary products or businesses. Such potential transactions may require substantial capital resources, which may require us to seek additional debt or equity financing. We cannot assure you that we will be able to successfully identify suitable acquisition candidates, complete acquisitions, successfully integrate acquired businesses into our current operations, or expand into new markets. Furthermore, we cannot provide assurances that additional financing will be available to us in any required time frame and on commercially reasonable terms, if at all.

As discussed elsewhere in this Report, during the second quarter, the general consensus among economists suggests that we should expect a higher recession risk to continue over the next year, which could result in further economic uncertainty and volatility in the capital markets in the near term, and could negatively affect our operations. We intend to continue to monitor the effects of inflation, global supply chain shortages and the economic conditions, and we may alter our plans to address concerns as they may arise. For a further description and risk factors associated with COVID-19, please see Part 1A of our Annual Report filed on March 24, 2022.

Management’s plans are to continue its efforts towards responding to the changing economic landscape, including due to inflation, a potential recession, increases in the Federal Reserve interest rate, supply chain constraints and international conflicts, by continuing to control hiring and costs, conserve cash, strengthen margins, and improve company-wide execution.

While management expects these actions to result in prospective cost containment, and our results of operations for the year ended December 31, 2021, and the three and six month periods ended June 30, 2022, improved partially as a result of such actions, management is also committed to conserving cash and securing debt and/or equity financing, as required, for liquidity to meet our cash requirements through at least a period of the next twelve months.

In April 2022, the Company obtained a domestic revolving line of credit of $2 million from its bank, which renews on an annual basis at the current prime rate. To access this line of credit the Company must maintain cash and investments balances at a minimum of $4 million.  Although the Company has not drawn down on the line of credit to date, it may choose to do so in the future.

While management expects these actions to result in prospective cost containment, and our results of operations for the year ended December 31, 2021, and the three and six month periods ended June 30, 2022, improved partially as a result of such actions, management is also committed to conserving cash and securing debt and/or equity financing, as required, for liquidity to meet our cash requirements through at least a period of the next twelve months.

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

If cash generated from operations is insufficient to satisfy our capital requirements, we may borrow up to $2 million from our revolving line of credit with our bank (subject to satisfaction of certain borrowing conditions), may have to sell additional equity or debt securities, or may obtain expanded credit facilities to fund our operating expenses, pay our obligations, diversify our geographical reach, and grow the Company. In the event such financing is needed in the future, there can be no assurance that such financing will be available to us, or, if available, that it will be in amounts and on terms acceptable to us. If we cannot raise additional funds when we need or wants them, our operations and prospects could be negatively affected. However, if cash flows from operations become insufficient to continue operations at the current level, and if no additional financing were obtained, then management would consider restructuring the Company in a way to preserve its business while maintaining expenses within operating cash flows.

The following table summarizes our cash flows for the six month periods ended June 30, 2022 and 2021:

	For the Six Months Ended June 30,
Cash flows:	2022	2021
Net cash (used in) provided by operating activities	$(7,576,355)	$2,788,363
Net cash provided by (used in) investing activities	$2,878,600	$(14,723,446)
Net cash provided by financing activities	$2,614,463	$9,628,718

Operating Activities

During the six month period ended June 30, 2022, we used $7,576,355 in cash for operating activities, a difference of $10,364,718 when compared to the cash provided by operating activities of $2,788,363 during the six month period in year 2021. This significant decrease in operating cash flow is mainly attributable to significant increases in working capital requirements for accounts receivable and inventories.

The change in cash used in operating activities during the six month period ended June 30, 2022, as compared to the same period in 2021, is primarily a result of a reduction in profitability from net income of $1,738,320, which included the PPP loan and interest forgiveness of $1,514,354 in the prior year period to net income of $902,056 in the current year, a reduction of $836,264.  Net favorable adjustments in the current period for non-cash items of $1,593,032 were comprised of $1,635,669 of favorable non-cash items, offset by $42,637 of negative non-cash items that did not affect operating cash flow. Additionally, there was an increase in the use of operating cash flow for working capital items of $10,360,900.

Net working capital requirements for the six month period ended June 30, 2022, were $10,071,443, as compared to the prior year period sources of working capital of $289,457, an increase in the use of working capital of $10,360,900.  The source of working capital of $4,441,609 was attributable to changes in accounts payable and accrued expenses and other liabilities for the comparable period. These sources were offset by uses of working capital of $14,513,052 being applied to changes in accounts receivables, inventory levels, prepaid and other current assets.

Our ability to generate cash from operations in future periods will depend in large part on our profitability, the rate and timing of collections of our accounts receivable, our inventory turns and our ability to manage other areas of working capital, including accounts payable and accrued expenses

Investing Activities

During the six month period ended June 30, 2022, the Company generated cash of $2,878,600 in investing activities, as compared to $14,723,446 used during the prior year period in 2021, a net change of $17,602,046. The source of investing funds was attributable to the redemption of short-term investments and the sale of the Magma.com URL.  Additionally, the Company continues to enhance the capabilities of its ERP system, and purchase test equipment for the engineering department.  We do not anticipate any significant investments not normally anticipated in the original course of business in the near term.

Financing Activities

Given the current economic, financial, and geopolitical instability, the Company believes it is imperative to maintain opportunities for additional financial resources to ensure financial stability during trying economic times. During the six month period ended June 30, 2022, the Company generated $2,614,463 in cash from borrowing activities for Bressner for working capital to finance inventory purchases, as compared to the cash provided by financing activities of $9,628,718, during the same six month period year in 2021.  The main differences between the comparative periods are new borrowings from our German subsidiary, Bressner for inventories, and the proceeds received in the prior year from a $10,000,000 registered direct offering that was completed in March 2021.

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

As discussed in this Quarterly Report on Form 10-Q, the world has been affected due to the COVID-19 pandemic, the ongoing conflict between Russia and Ukraine and economic uncertainty. Inflation has risen, Federal Reserve interest rates have increased recently, and the general consensus among economists suggests that we should expect a higher recession risk to continue over the next year. These factors, amongst other things, could result in further economic uncertainty and volatility in the capital markets in the near term, and could negatively affect our operations.

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

Inflation

We experienced some affects due to inflation during the most recent period, including increased product pricing due to semiconductor product shortages, increased transportation costs due to increases in the cost of energy and general price increases due to inflation in the economy.  These increasing costs are being aggressively managed by the Company and actions are being taken to minimize the impact to the Company, particularly in the purchase of inventories to minimizing price increases.

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

Stockholder transactions

See Note 9 to the accompanying financial statements for a discussion regarding our stockholder transactions for the relevant periods.

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

Our accounting policies and estimates that are most critical to the presentation of our results of operations and financial condition, and which require the greatest use of judgments and estimates by management, are designated as our critical accounting policies. See further discussion of our critical accounting policies under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for year ended December 31, 2021. We periodically re-evaluate and adjust our critical accounting policies as circumstances change. There were no significant changes to our critical accounting policies during the three and six month periods ended June 30, 2022, except for adoption of ASU 842, Leases (“ASU 842”).

Leases

On January 1, 2022, the Company adopted ASC 842 using the Transition method.  The reported results for the three and six month periods ended June 30, 2022, reflect the application of the guidance of ASC 842 while the reported results for the three and six month periods ended June 30, 2021, were prepared under the guidance of ASC 840.

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

Interest rate risk

Our exposure to interest rate risk is primarily associated with borrowing on revolving lines of credit denominated in both U.S. dollars and Euros.  We are exposed to the impact of interest rate changes primarily through our borrowing activities for our variable rate borrowings. The Federal Reserve interest rates have increased recently, and may increase further in the near term.

Concentration of credit risk

Financial instruments that potentially expose us to concentrations of credit risk consist principally of cash, cash equivalents, short-term investments and accounts receivable. We place our cash and cash equivalents with financial institutions with high credit quality. On June 30, 2022 and December 31, 2021, we had $2,874,831 and $5,101,174, respectively, of cash and cash equivalents on deposit or invested with our financial and lending institutions. We provide credit to our customers in the normal course of business. We perform ongoing credit evaluations of our customers’ financial condition and limit the amount of credit extended when deemed necessary.

Foreign currency risk

We operate primarily in the United States.  Foreign sales of products and services are primarily denominated in U.S. dollars.  We also conduct business outside the United States through our foreign subsidiary in Germany, where business is largely transacted in non-U.S. dollar currencies, particularly the Euro, which is subject to fluctuations due to changes in foreign currency exchange rates.  Accordingly, we are subject to exposure from changes in the exchange rates of local currencies. Foreign currency transaction gains and losses are recorded in other income (expense), net in the consolidated statements of income.

OSS GmbH operates as an extension of OSS’ domestic operations and acquired Bressner in October 2018.  The functional currency of OSS GmbH is the Euro. Transactions denominated in currencies other than the functional currency are remeasured to the functional currency at the average exchange rate in effect during the period.  At the end of each reporting period, monetary assets and liabilities are translated using exchange rates in effect at the balance sheet date. Non-monetary assets and liabilities are remeasured at historical exchange rates. Consequently, changes in the exchange rates of the currencies may impact the translation of the foreign subsidiaries’ statements of operations into U.S. dollars, which may in turn affect our consolidated statement of income. The resulting foreign currency translation adjustments are recorded as a separate component of accumulated other comprehensive income in the consolidated statement of comprehensive income.

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Net income	$322,822	$1,697,122	$902,056	$1,738,320
Depreciation and amortization	254,429	394,794	524,220	775,572
Stock-based compensation expense	532,636	465,336	915,464	903,730
Interest expense	44,949	169,031	103,665	319,013
Interest income	(55,507)	(61,798)	(106,512)	(67,098)
PPP loan and interest forgiveness	-	(1,514,354)	-	(1,514,354)
Provision for income taxes	85,490	235,293	250,798	295,815
Adjusted EBITDA	$1,184,819	$1,385,424	$2,589,691	$2,450,998

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

The following table reconciles non-GAAP net income (loss) and basic and diluted earnings per share:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Net income	$322,822	$1,697,122	$902,056	$1,738,320
Amortization of intangibles	15,807	163,901	31,616	327,801
Stock-based compensation expense	532,636	465,336	915,464	903,730
PPP loan and interest forgiveness	-	(1,514,354)	-	(1,514,354)
Non-GAAP net income	$871,265	$812,005	$1,849,136	$1,455,497
Non-GAAP net income per share:
Basic	$0.04	$0.04	$0.10	$0.08
Diluted	$0.04	$0.04	$0.09	$0.08
Weighted average common shares outstanding:
Basic	19,940,902	18,513,620	19,416,832	17,934,022
Diluted	21,180,490	19,735,383	20,346,917	19,305,842

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

	For the Six Months Ended June 30,
Cash flow:	2022	2021
Net cash (used in) provided by operating activities	$(7,576,355)	$2,788,363
Capital expenditures	(141,685)	(199,799)
Free cash flow	$(7,718,040)	$2,588,564

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2022, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

One Stop Systems, Inc.

Date: August 11, 2022	By:	/s/ David Raun
David Raun
President and Chief Executive Officer (Principal Executive Officer)

Date: August 11, 2022	By:	/s/ John W. Morrison Jr.
John W. Morrison Jr.
Chief Financial Officer (Principal Financial and Accounting Officer)