Form 10-Q
period 2022-09-30
ONE STOP SYSTEMS, INC.
filed 2022-11-10
CIK 1394056

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                    Yes ☐    No ☒

As of October 31, 2022, the registrant had 20,032,449 shares of common stock (par value $0.0001) outstanding.

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

This Quarterly Report on Form 10-Q for the three and nine month periods ended September 30, 2022, should be read in conjunction with our audited financial statements for the year ended December 31, 2021, included in our Annual Report on Form 10-K, filed with the SEC on March 24, 2022.

The results of operations for the three and nine month periods ended September 30, 2022, are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2022.

ONE STOP SYSTEMS, INC. (OSS)

CONSOLIDATED BALANCE SHEETS

	Unaudited	Audited
	September 30,	December 31,
	2022	2021
ASSETS
Current assets
Cash and cash equivalents	$3,180,175	$5,101,174
Short-term investments (Note 3)	9,543,000	14,535,750
Accounts receivable, net (Note 4)	11,390,316	5,089,804
Inventories, net (Note 5)	20,094,813	12,277,873
Prepaid expenses and other current assets	1,025,828	580,651
Total current assets	45,234,132	37,585,252
Property and equipment, net	2,587,071	3,091,415
Operating lease right-of-use assets	818,281	-
Deposits and other	38,093	46,845
Deferred tax assets, net	3,778,217	3,641,032
Goodwill	7,120,510	7,120,510
Intangible assets, net (Note 6)	57,961	105,385
Total Assets	$59,634,265	$51,590,439

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$5,061,415	$2,059,059
Accrued expenses and other liabilities (Note 7)	3,940,633	3,846,488
Current portion of operating lease obligation (Note 10)	536,104	-
Current portion of notes payable (Note 8)	2,687,901	1,137,651
Current portion of senior secured convertible note, net of debt discounts of $0 and $2,384, respectively (Note 8)	-	2,588,525
Total current liabilities	12,226,053	9,631,723
Long-term debt, net of current portion (Note 8)	558,502	-
Operating lease obligation, net of current portion (Note 10)	504,104	-
Total liabilities	13,288,659	9,631,723
Commitments and contingencies (Note 10)
Stockholders’ equity
Common stock, $0.0001 par value; 50,000,000 shares authorized; 20,024,086 and 18,772,214 shares issued and outstanding, respectively	2,002	1,877
Additional paid-in capital	45,053,422	41,232,441
Accumulated other comprehensive (loss) income	(270,911)	153,361
Accumulated earnings	1,561,093	571,037
Total stockholders’ equity	46,345,606	41,958,716
Total Liabilities and Stockholders' Equity	$59,634,265	$51,590,439

See accompanying notes to unaudited consolidated financial statements

ONE STOP SYSTEMS, INC. (OSS)

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue	$18,815,844	$15,984,293	$54,171,864	$44,205,054
Cost of revenue	13,737,976	10,467,590	38,753,023	29,602,823
Gross profit	5,077,868	5,516,703	15,418,841	14,602,231
Operating expenses:
General and administrative	1,890,036	1,920,574	5,486,169	5,726,978
Marketing and selling	1,864,588	1,570,135	5,061,221	4,217,328
Research and development	1,159,868	999,715	3,656,020	2,839,965
Total operating expenses	4,914,492	4,490,424	14,203,410	12,784,271
Income from operations	163,376	1,026,279	1,215,431	1,817,960
Other income (expense), net:
Interest income	46,407	92,105	152,919	159,203
Interest expense	(30,044)	(128,315)	(133,710)	(447,328)
Other income (expense), net	(11,050)	(9,693)	86,903	1,484,676
Total other income (expense), net	5,313	(45,903)	106,112	1,196,551
Income before income taxes	168,689	980,376	1,321,543	3,014,511
Provision (benefit) for income taxes	36,156	(320)	286,954	295,495
Net income	$132,533	$980,696	$1,034,589	$2,719,016
Net income per share:
Basic	$0.01	$0.05	$0.05	$0.15
Diluted	$0.01	$0.05	$0.05	$0.14

Weighted average common shares outstanding:
Basic	20,019,625	18,636,337	19,619,971	18,170,700
Diluted	21,138,957	19,963,270	20,582,116	19,466,023

See accompanying notes to unaudited consolidated financial statements

ONE STOP SYSTEMS, INC. (OSS)

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Net income	$132,533	$980,696	$1,034,589	$2,719,016
Other comprehensive (loss) income:
Net unrealized income on short-term investments	12,088	1,458	10,669	2,059
Currency translation adjustment	(216,191)	60,813	(434,941)	(82,273)
Total other comprehensive (loss) income	(204,103)	62,271	(424,272)	(80,214)
Comprehensive (loss) income	$(71,570)	$1,042,967	$610,317	$2,638,802

See accompanying notes to unaudited consolidated financial statements

ONE STOP SYSTEMS, INC. (OSS)

UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the Three and Nine Months Ended September 30, 2022

	Common Stock			Accumulated Other		Total
	Shares	Amount	Additional Paid-in-Capital	Comprehensive Income	Accumulated Earnings	Stockholders' Equity
Balance, January 1, 2022	18,772,214	$1,877	$41,232,441	$153,361	$571,037	$41,958,716
Adjustment to beginning accumulated earnings for adoption of lease accounting (ASC 842)	-	-	-	-	(44,533)	(44,533)
Adjusted beginning balance, January 1, 2022	18,772,214	$1,877	$41,232,441	$153,361	$526,504	$41,914,183
Stock-based compensation	-	-	915,464	-	-	915,464
Exercise of stock options, RSUs and warrants	200,306	20	32,208	-	-	32,228
Taxes paid on net issuance of employee stock options	-	-	(152,162)	-	-	(152,162)
Conversion of senior secured convertible debt to equity	1,036,365	104	2,590,805	-	-	2,590,909
Currency translation adjustment	-	-	-	(218,750)	-	(218,750)
Net unrealized (loss) on short-term investments	-	-	-	(1,419)	-	(1,419)
Net income	-	-	-	-	902,056	902,056
Balance, June 30, 2022	20,008,885	$2,001	$44,618,756	$(66,808)	$1,428,560	$45,982,509
Stock-based compensation	-	-	542,166	-	-	542,166
Exercise of stock options, RSUs and warrants	15,201	1	9,933	-	-	9,934
Taxes paid on net issuance of employee stock options	-	-	(117,433)	-	-	(117,433)
Currency translation adjustment	-	-	-	(216,191)	-	(216,191)
Net unrealized gains on short-term investments	-	-	-	12,088	-	12,088
Net income	-	-	-	-	132,533	132,533
Balance, September 30, 2022	20,024,086	$2,002	$45,053,422	$(270,911)	$1,561,093	$46,345,606

See accompanying notes to unaudited consolidated financial statements

ONE STOP SYSTEMS, INC. (OSS)

UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the Three and Nine Months Ended September 30, 2021

	Common Stock			Accumulated Other		Total
	Shares	Amount	Additional Paid-in-Capital	Comprehensive Income	Accumulated (Deficit)	Stockholders' Equity
Balance, January 1, 2021	16,684,424	$1,668	$30,758,354	$287,547	$(1,761,736)	$29,285,833
Stock-based compensation	-	-	903,730	-	-	903,730
Exercise of stock options, RSU's and warrants	357,259	36	301,484	-	-	301,520
Proceeds from issuance of stock, net of issuance costs of $778,810	1,497,006	150	9,188,523	-	-	9,188,673
Taxes paid on net issuance of employee stock options	-	-	(114,143)	-	-	(114,143)
Currency translation adjustment	-	-	-	(143,086)	-	(143,086)
Net unrealized gains on short-term investments	-	-	-	601	-	601
Net Income	-	-	-	-	1,738,320	1,738,320
Balance, June 30, 2021	18,538,689	$1,854	$41,037,948	$145,062	$(23,416)	$41,161,448
Stock-based compensation	-	-	399,148	-	-	399,148
Exercise of stock options, RSU's and warrants	127,333	13	61,160	-	-	61,173
Taxes paid on net issuance of employee stock options	-	-	(457,507)	-	-	(457,507)
Currency translation adjustment	-	-	-	60,813	-	60,813
Net unrealized gains on short-term investments	-	-	-	1,458	-	1,458
Net Income	-	-	-	-	980,696	980,696
Balance, September 30, 2021	18,666,022	$1,867	$41,040,749	$207,333	$957,280	$42,207,229

See accompanying notes to unaudited consolidated financial statements

ONE STOP SYSTEMS, INC. (OSS)

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net income	$1,034,589	$2,719,016
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Deferred benefit for income taxes	(151,495)	(27,163)
Gain on disposal of property and equipment	28,047	4,238
Provision for (recovery of) bad debt	5,125	(4,902)
Warranty reserves	12,470	93,944
Amortization of intangibles	47,424	491,700
Depreciation	737,623	680,036
Inventory reserves	144,387	525,983
Amortization of debt discount	1,224	137,016
Stock-based compensation expense	1,457,630	1,302,878
Gain on forgiveness of PPP loan and interest	-	(1,514,354)
Changes in operating assets and liabilities:
Accounts receivable	(6,578,327)	1,574,019
Inventories	(9,066,931)	(5,546,750)
Prepaid expenses and other current assets	(463,582)	(313,722)
Accounts payable	3,256,015	2,948,377
Accrued expenses and other liabilities	860,907	226,809
Net cash (used in) provided by operating activities	(8,674,894)	3,297,125

Cash flows from investing activities:
Investment in short-term investment grade securities	-	(14,532,025)
Redemption of short-term investment grade securities	4,878,419	-
Proceeds from sale of intangible assets	125,000	-
Purchases of property and equipment, including capitalization of labor costs for test equipment and ERP	(285,499)	(313,257)
Net cash provided by (used in) investing activities	4,717,920	(14,845,282)

Cash flows from financing activities:
Proceeds from exercise of stock options and warrants	42,162	362,693
Payment of payroll taxes on net issuance of employee stock options	(269,595)	(571,650)
Proceeds from issuance of stock	-	10,000,000
Stock issuance costs	-	(811,327)
Proceeds on borrowing of notes payable	2,692,531	2,307,818
Repayments on notes payable	(225,252)	(1,852,277)
Repayments on related-party notes payable	-	(206,669)
Net cash provided by financing activities	2,239,846	9,228,588

Net change in cash and cash equivalents	(1,717,128)	(2,319,569)
Effect of exchange rates on cash	(203,871)	(42,137)
Cash and cash equivalents, beginning of period	5,101,174	6,316,921
Cash and cash equivalents, end of period	$3,180,175	$3,955,215

See accompanying notes to unaudited consolidated financial statements

ONE STOP SYSTEMS, INC. (OSS)

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

	For the Nine Months Ended September 30,
	2022	2021
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$33,994	$111,195
Cash paid during the period for income taxes	$88,355	$139,548

Supplemental disclosure of non-cash flow transactions:
Right of use assets recorded upon adoption of ASC 842	$1,203,580	$-
Lease liabilities recorded upon adoption of ASC 842	$1,477,419	$-
Conversion of senior secured convertible debt to common stock	$2,590,909	$-
Reclassification of inventories to property and equipment	$-	$108,739

See accompanying notes to unaudited consolidated financial statements

ONE STOP SYSTEMS, INC. (OSS)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Nine Month Periods Ended September 30, 2022 and 2021

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

The negative impact of the COVID-19 pandemic and the impact on the global economy and capital markets resulting from the geopolitical instability caused in part by the ongoing military conflict between Russia and Ukraine, including inflation and Federal Reserve interest rate increases, have contributed to global supply chain issues and economic uncertainty, which has negatively affected our operations. Additionally, during the third quarter, the general consensus among economists continue to suggest that we should expect a higher recession risk to continue over the next year, which could result in further economic uncertainty and volatility in the capital markets in the near term and could negatively affect our operations.

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

These global issues and concerns regarding general economic decline or recession are also impacting some of our customers, who are experiencing slowing growth or uncertainty in their own business operations and revenue, and as a result, these customers may need to decrease or delay their technology spending, request pricing concessions or payment extensions, or seek to renegotiate their contracts.

With respect to our media and entertainment business, we are seeing an acceleration in our customer’s investment in cloud technology and a drive towards less intelligent compute capability at the edge to reduce the costs of their componentry.  This is particularly true of their virtual products, which do not require the same level of ruggedization as this system is not typically operated in harsh environments and for which software is being developed to eventually provide a real-time cloud solution.  As a result, our customer may transition to a lower cost, commodity type equipment solution.  We anticipate that we may begin to experience a decrease in the demand for our high-compute, ruggedized media and entertainment focused equipment and our expertise in this area in the second half of 2023.

As a result of these global and customer issues, it may be difficult to accurately forecast our revenues or financial results, especially given the near and long term impact of the pandemic, geopolitical issues, inflation, the Federal Reserve interest rate increases and the potential for a recession.  In addition, while the potential impact and duration of these issues on the economy and our business may be difficult to assess or predict, these world events have resulted in, and may continue to result in, significant disruption of global financial markets, and may reduce our ability to access additional capital, which could negatively affect our liquidity in the future. Our results of operations could be materially below our forecasts as well, which could adversely affect our results of operations, disappoint analysts and investors, or cause our stock price to decline.

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

Management plans with respect to the above are to continue their efforts towards responding to the changing economic landscape, to continue to control costs, conserve cash, strengthen margins through the introduction of new product lines focusing on the autonomous truck diving and artificial intelligence compute capabilities for military and industrial applications, and improve company-wide execution.

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

In the opinion of management, all adjustments considered necessary for a fair presentation have been included in the accompanying condensed consolidated financial statements.  Operating results for the three and nine month periods ended September 30, 2022, are not necessarily indicative of the results that may be expected for the year ending December 31, 2022.  For further information, refer to the audited consolidated financial statements and notes for the year ended December 31, 2021, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 24, 2022.

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

Leases

In February 2016, the FASB issued ASU No. 2016-02, “Leases” which sets out the principles for the recognition, measurement, presentation, and disclosure of leases for both parties to a contract (i.e., lessees and lessors). The standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases. A lease must be classified as a finance lease if any of the following criteria are met: the lease transfers ownership of the asset by the end of the lease term, the lease contains an option to purchase the asset that is reasonably certain to be exercised, the lease term is for a major part of the remaining useful life of the asset or the present value of the lease payments equals or exceeds substantially all of the fair value of the asset. A lease is classified as an operating lease if it does not meet any of these criteria.  The Company determines if a contract is or contains a lease at inception or modification of a contract. A contract is or contains a lease if the contract conveys the right to control the use of an identified asset for a period in exchange for consideration.  Control over the use of the identified asset means the lessee has both (a) the right to obtain substantially all of the economic benefits from the use of the asset and (b) the right to direct the use of the asset.  This classification will determine whether the lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease.

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

The Company and its subsidiary have no leases classified as finance leases.  The Company and its subsidiary currently lease plant, office facilities and equipment under operating leases expiring through August 2024. As of September 30, 2022, the weighted average remaining lease term for our operating leases was 23 months.  The weighted average discount rate for our operating leases was 12.8%.

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

As of September 30, 2022, we had $3,778,217 in net deferred tax assets (“DTAs”). These DTAs include approximately $7,100,000 related to net operating loss carryforwards that can be used to offset taxable income in future periods and reduce our income taxes payable in those future periods.  At this time, we consider it more likely than not, that we will have sufficient taxable income in the future that will allow us to realize these DTAs. However, it is possible that certain economic conditions may decrease the likelihood that we will have sufficient taxable income in the future. Therefore, unless we are able to generate sufficient taxable income from our operations, a substantial valuation allowance to reduce our U.S. DTAs may be required, which would materially increase our expenses in the period the allowance is recognized and may have a material adverse effect on our results of operations and statement of financial condition.

On August 16, 2022, Congress passed, and the President signed into law, the Inflation Reduction Act, 2022 (“the “IRA”), which includes certain business tax provisions. The Company does not expect the IRA to have a material impact on the Company’s effective tax rate or income tax provision for the year ending December 31, 2022.

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

NOTE 3 - SHORT-TERM INVESTMENTS

The Company’s short-term investments by significant investment category as of September 30, 2022, are as follows:

Description	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Accrued Interest	Estimated Fair Value
Level 1: (1)
Cash alternatives	$4,319,783	$7,768	$-	$96	$4,327,647
Certificates of deposit	3,439,817		(4,607)	7,123	3,442,333
Corporate bonds and notes	520,373	-	(1,779)	3,998	522,592
Municipal Securities	1,231,403	-	(1,773)	20,798	1,250,428
	$9,511,376	$7,768	$(8,159)	$32,015	$9,543,000

(1)	Level 1 fair value estimates are based on quoted prices in active markets for identical assets or liabilities.

The Company’s short-term investments by significant investment category as of December 31, 2021, are as follows:

Description	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Accrued Interest	Estimated Fair Value
Level 1: (1)
Cash alternatives	$2,172,853	$-	$-	$-	$2,172,853
Certificates of deposit	591,968	-	(3,294)	1,222	589,896
Corporate bonds and notes	4,293,722	-	(5,432)	46,820	4,335,110
Municipal Securities	7,411,043	-	(2,334)	29,182	7,437,891
	$14,469,586	$-	$(11,060)	$77,224	$14,535,750

(1)	Level 1 fair value estimates are based on quoted prices in active markets for identical assets or liabilities.

Cash alternatives represents cash balances in savings accounts and U.S. Treasury Bills that are temporarily on-hand that are immediately available for investments in accordance with the Company’s investment policy.

The Company typically invests in highly rated securities and its investment policy limits the amount of credit exposure to any one issuer. The policy requires investments in fixed income instruments denominated and payable in U.S. dollars only and requires investments to be investment grade, with a primary objective of minimizing the potential risk of principal loss.

NOTE 4 -ACCOUNTS RECEIVABLE

Accounts receivable, net consists of the following:

	September 30,	December 31,
	2022	2021
Accounts receivable	$11,410,051	$5,105,426
Less: allowance for doubtful accounts	(19,735)	(15,622)
	$11,390,316	$5,089,804

Provision (recovery) for bad debt expense related to accounts receivable was $9,918 and $0 for the three month periods ended September 30, 2022 and 2021, respectively, and $5,125 and $(4,902) for the nine month periods ended September 30, 2022 and 2021, respectively.

NOTE 5 – INVENTORIES

Inventories, net consist of the following:

	September 30,	December 31,
	2022	2021
Raw materials	$9,258,284	$5,603,868
Sub-assemblies	757,770	495,320
Work-in-process	344,452	518,838
Finished goods	10,350,052	6,228,892
	20,710,558	12,846,918
Less: reserves for obsolete and slow-moving inventories	(615,745)	(569,045)
	$20,094,813	$12,277,873

NOTE 6 – LONG LIVED INTANGIBLE ASSETS

Definite lived intangible assets related to acquisition are as follows, as of September 30, 2022:

	Expected Life	Remaining Months	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Customer lists and relationships	36 to 60 months	0 to 11 months	$2,084,515	$(2,026,554)	$57,961
Drawings and technology	36 months	0 months	760,207	(760,207)	-
Trade name, trademarks & other	24 to 36 months	0 months	447,274	(447,274)	-
Non-compete	36 months	0 months	246,797	(246,797)	-
			$3,538,793	$(3,480,832)	$57,961

Definite lived intangibles assets related to acquisitions are as follows, as of December 31, 2021:

	Expected Life	Remaining Months	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Customer lists and relationships	36 to 60 months	0 to 20 months	$2,084,515	$(1,979,130)	$105,385
Drawings and technology	36 months	0 months	760,207	(760,207)	-
Trade name, trademarks & other	24 to 36 months	0 months	447,274	(447,274)	-
Non-compete	36 months	0 months	246,797	(246,797)	-
			$3,538,793	$(3,433,408)	$105,385

As of September 30, 2022, amortization expense of the definite lived intangible assets for the years remaining is as follows:

2022	2023	Total
$15,807	$42,154	$57,961

Amortization expense recognized during the three month periods ended September 30, 2022 and 2021, was $15,808 and $163,900, respectively, and $47,424 and $491,700 for the nine month periods ended September 30, 2022 and 2021, respectively.

NOTE 7 – ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consist of the following:

	September 30,	December 31,
	2022	2021
Accrued compensation and related liabilities	$1,334,216	$1,372,342
Deferred revenue and customer deposits	768,131	844,081
Warranty reserve	530,699	571,903
Other accrued expenses	1,307,587	545,951
Deferred rent	-	512,211
	$3,940,633	$3,846,488

NOTE 8 – DEBT

Bank Lines of Credit

The Company obtained a domestic revolving line of credit of $2,000,000 in April 2022, which renews on an annual basis at the current prime rate.  To access this line of credit the Company must maintain cash and investments balances at a minimum of $4,000,000.  No balance is outstanding on September 30, 2022.

Bressner has three revolving lines of credit with German institutions, including UniCredit Bank and VR Bank with total availability of up to €2,200,000 (US$2,175,320) as of September 30, 2022.  Borrowings under the lines of credit bear interest at a variable rate of Euribor plus a stated rate.  The current rates as of September 30, 2022, for the lines of credit range from 3.10% to 4.0%, with the balances remaining open indefinitely or until occurrence of a defined change of control event.  There were no outstanding lines of credit balances as of September 30, 2022 and December 31, 2021.

Bressner has five term loans outstanding as of September 30, 2022, with an aggregate balance outstanding of €3,316,778 (US$3,246,403) as follows:

•

On June 18, 2021, Bressner converted €500,000 of its line of credit from UniCredit Bank into a note payable, which bore interest at 1.487% with interest only payments to be paid on a quarterly basis. The note was due December 17, 2021, and subsequently extended through June 17, 2022. On June 17, 2022,  this note was further extended through December 19, 2022, and the interest rate was increased to 2.45% with accrued interest having been paid current as of the original maturity date.  Payment of the principal and all unpaid interest will be due upon maturity in December 2022. The outstanding balance as of September 30, 2022, is €500,000 (US$489,391) and as of December 31,

2021, was €500,000 (US$ 568,826);
•

On February 1, 2022, Bressner converted €500,000 of its line of credit from VR Bank into a note payable, which bears interest at 1.95% with interest only payments to be paid on a quarterly basis. The note was originally due on August 1, 2022. On August 1, 2022, this note was extended through February 1, 2023, and the interest rate was increased to 2.19% with accrued interest having been paid current as of the original maturity date. The balance outstanding as of September 30, 2022, is €500,000 (US$489,391);

•

On February 16, 2022, Bressner converted €500,000 of its line of credit from UniCredit Bank into a note payable, which bears interest at 1.580% with interest only payments to be paid on a quarterly basis. The note was originally due on August 16, 2022. On August 16, 2022,  this note was extended through February 16, 2023, and the interest rate was increased to 2.875% with accrued interest having been paid current as of the original maturity date.  The outstanding balance as of September 30, 2022, is €500,000 (US$489,391);

•

On April 9, 2021, Bressner converted €500,000 of its line of credit from Commerzbank AG into a note payable, which bore interest at 1.60% with interest only payments to be paid on a quarterly basis.  The note was due on September 30, 2021, with a payment of principal and interest due upon maturity.  This loan was paid in full on September 30, 2021 with proceeds from a new note that bears interest at 1.685% with similar terms.  This new note had an original maturity date of June 30, 2022; however, this note was renewed and extended to September 30, 2022.  On September 30, 2022, this note was further extended through March 31, 2023, and the interest rate was increased to 3.875% with accrued interest having been paid current as of the original maturity date.  The balance outstanding on the new note as of September 30, 2022, was €500,000 (US$489,391), and as of December 31, 2021, was €500,000 (US$568,825);

•

On June 1, 2022, Bressner borrowed €1,500,000 (US$1,468,173) from Commerzbank AG, which bears interest at 2.55% is due in September 2024, and is repayable in twenty-four monthly installments, with payments beginning July 31, 2022.  The balance outstanding as of September 30, 2022, is €1,316,778 (US$1,288,839).  This loan is collateralized by accounts receivable attributable to a specific customer, and

•

On June 4, 2021, Bressner converted €500,000 of its line of credit from UniCredit Bank into a note payable, which bore interest at 1.55% with interest only payments to be paid on a quarterly basis.  The note matured on November 30, 2021, with a payment of principal and unpaid interest due upon maturity. The note was paid in full as of December 31, 2021.

Notes Payable

In April 2019, the Company borrowed an aggregate of $350,000 from three individuals for a two-year period at an interest rate of 9.5%, which required the Company to make monthly principal and interest payments of $16,100 per month.  These loans were secured by the assets of the Company.  In connection with these loans, the Company issued to the noteholders warrants to purchase shares of the Company’s common stock in an amount equal to 10% of the original principal at a price per share equal to $2.15.  Accordingly, the Company issued to the noteholders warrants to purchase an aggregate of 16,276 shares of the Company’s common stock at an exercise price of $2.15 per share. The relative fair value of each warrant was $0.90.  The relative fair value of warrants was estimated using Black-Scholes with the following weighted-average assumptions: fair value of the Company’s common stock at issuance of $2.15 per share; five year contractual term; 44.60% volatility; 0.0% dividend rate; and a risk-free interest rate of 2.307%.  The total relative fair value of the warrants issued is $14,037.  These loans have matured, and all balances have been paid in full.  As such, the balances outstanding as of September 30, 2022 and December 31, 2021, were $0.

Notes Payable – Related Parties

In April 2019, the Company borrowed an aggregate of $1,150,000 from three individuals who serve on the Company’s board of directors for a two-year period at an interest rate of 9.5%, which required the Company to make monthly principal and interest payments of $52,900 per month.  These loans were secured by the assets of the Company.  In connection with these loans, the Company issued to the noteholders warrants to purchase shares of the Company’s common stock in an amount equal to 10% of the original principal at a price per share equal to $2.15.  Accordingly, the Company issued to the noteholders warrants to purchase an aggregate 53,490 shares of the Company’s common stock at an exercise price of $2.15 per share. The relative fair value of each warrant was $0.90.  The relative fair value of warrants was estimated using Black-Scholes with the following weighted-average assumptions: fair value of the Company’s common stock at issuance of $2.15 per share; five year contractual term; 42.60% volatility; 0.0% dividend rate; and a risk-free interest rate of 2.3067%.  The relative fair value of warrants issued is $46,121.  These loans have matured, and all balances have been paid in full.  As such, the balances outstanding as of September 30, 2022 and December 31, 2021 were $0.

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

Amortization of debt discounts of $0 and $0 were recognized as interest expense for the three month periods ended September 30, 2022 and 2021, respectively, and $0 and $8,773 were recognized as interest expense for the nine month periods ended September 30, 2022 and 2021, respectively.

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

Senior Secured Convertible Note

On April 20, 2020, the Company entered into a Securities Purchase Agreement with an institutional investor, providing for the issuance by the Company of Senior Secured Convertible Promissory Notes with a principal face value of up to $6,000,000.  The notes were, subject to certain conditions, convertible into shares of the Company’s common stock, par value $0.0001 per share, at an initial conversion price per share of $2.50. Notes issued under the Securities Purchase Agreement had a 10% original issue discount.

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

Commencing July 1, 2020, the Company made monthly amortization payments equal to 1/22nd of the initial principal, any accrued and unpaid interest, and late charges and any deferred or accelerated amount, of such note, which could be satisfied in cash at a redemption price equal to 105% of such installment amount (110% of such installment amount on notes issued at additional closings).  The remaining balance of the notes of $2,590,909 was converted into Company common stock on March 30, 2022; accordingly, the outstanding balance of the notes as of September 30, 2022 was $0.

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

The original issue discount of 10% on the note was recorded as a debt discount, decreasing the note payable.  This debt discount is amortized to interest expense using the effective interest rate method over the term of the loan.  For the three month periods ended September 30, 2022 and 2021, total debt discount amortization was $0 and $26,285, respectively.  For the nine month periods ended September 30, 2022 and 2021, total debt discount amortization was $1,161 and $121,644, respectively.  Such amounts are included in interest expense in the accompanying consolidated statements of income.

Debt issuance costs in the amount of $316,274 related to this indebtedness were deducted from the face value of the note.  Such costs are amortized to interest expense using the effective interest rate method over the term of the loan.  Total debt issuance costs amortized during the three month periods ended September 30, 2022 and 2021, was $0 and $27,711, respectively.  Debt issuance costs amortized during the nine month periods ended September 30, 2022 and 2021, was $1,223 and $128,243, respectively.  Such amounts are included in interest expense in the accompanying consolidated statements of income.

A summary of outstanding debt obligations as of September 30, 2022, is as follows:

Loan Description	Current Interest Rate	Maturity Date	Balance (Euro)	Balance ($)	Current Portion	Long-term Portion
Foreign:
Uni Credit Bank AG	2.450%	December-22	€500,000	$489,391	$489,391	$-
VR Bank	2.190%	February -23	500,000	489,391	489,391	-
Uni Credit Bank AG	2.875%	February-23	500,000	489,391	489,391	-
Commerzbank AG	3.875%	March-23	500,000	489,391	489,391	-
Commerzbank AG	2.550%	June-24	1,316,778	1,288,839	730,337	558,502
			€3,316,778	$3,246,403	$2,687,901	$558,502

Outstanding debt obligations as of September 30, 2022, consist of the following:

Period Ended September 30, 2022	Foreign	Total
Current portion:
Principal	$2,687,901	$2,687,901
Less discount	-	-
Less loan origination costs	-	-
Net liability	$2,687,901	$2,687,901

Long-term portion:
Principal	$558,502	$558,502
Less discount	-	-
Less loan origination costs	-	-
Net liability	$558,502	$558,502

Total:
Principal	$3,246,403	$3,246,403
Less discount	-	-
Less loan origination costs	-	-
Net liability	$3,246,403	$3,246,403

Total future principal payments under notes payable and related party notes payable as of September 30, 2022, are as follows:

Period Ending September 30,	Foreign	Total
2023	$2,687,901	$2,687,901
2024	558,502	558,502
Total minimum payments	3,246,403	3,246,403
Current portion of notes payable	(2,687,901)	(2,687,901)
Notes payable, net of current portion	$558,502	$558,502

NOTE 9 – STOCKHOLDERS’ EQUITY

The Company’s amended and restated certificate of incorporation, filed on December 14, 2017, authorizes the Company to issue 10,000,000 shares of preferred stock and 50,000,000 shares of common stock.

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

Stock Options

A summary of stock option activity under each of the Company’s equity incentive plans during the nine month period ended September 30, 2022, is as follows:

	Stock Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding on January 1, 2022	1,025,499	$2.01	6.35	$1,867,324
Granted	-	-	-	-
Forfeited / Canceled	(1,000)	2.43	-	$770
Exercised	(53,819)	$0.78	-	$130,059
Outstanding on September 30, 2022	970,680	$2.06	5.86	$1,155,716
Exercisable as of September 30, 2022	967,345	$2.06	5.86	$1,154,049
Vested and expected to vest as of September 30, 2022	970,680	$2.06	5.86	$1,155,716

There were no options granted during the nine month periods ended September 30, 2022 and 2021. The following table presents the grant date fair value of options vested and the intrinsic value of options exercised:

	For the Nine Months Ended September 30,
	2022	2021
Grant date fair value of options vested	$2,006,480	$329,980
Intrinsic value of options exercised	$130,059	$899,175

As of September 30, 2022, the amount of unearned stock-based compensation estimated to be expensed from 2022 through 2025 related to unvested stock options is $2,771, net of estimated forfeitures. The weighted-average period over which the unearned stock-based compensation is expected to be recognized is 0.29 years.

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

The Company’s RSU activity for the nine months ended September 30, 2022, is as follows:

	Restricted Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value
Unvested on January 1, 2022	604,800	$4.30
Granted	683,450	$3.92
Vested	(226,278)	$4.36
Canceled	(938)	$4.57
Unvested on September 30, 2022	1,061,034	$4.04

As of September 30, 2022, there was $3,211,543 of unrecognized compensation cost related to unvested RSUs, which is expected to be recognized over a weighted average period of 1.18 years.

Stock-based compensation expense for the three and nine month periods ended September 30, 2022 and 2021, was comprised of the following:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Stock-based compensation classified as:	2022	2021	2022	2021
General and administrative	$309,631	$239,056	$812,072	$855,881
Production	70,967	49,826	197,382	143,142
Marketing and selling	104,543	71,169	291,087	200,885
Research and development	57,025	39,097	157,089	102,970
	$542,166	$399,148	$1,457,630	$1,302,878

Warrants

The following table summarizes the Company’s warrant activity during the nine months ended September 30, 2022:

	Number of Warrants	Weighted Average Exercise Price
Warrants outstanding – January 1, 2022	451,112	$5.37
Warrants granted	-	$-
Warrants exercised	-	$-
Warrants outstanding – September 30, 2022	451,112	$5.37

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Legal

We are subject to litigation, claims, investigations, and audits arising from time to time in the ordinary course of our business.  In the opinion of management, after consultation with legal counsel, the ultimate disposition of any such matters as of September 30, 2022 and December 31, 2021, are not expect to have a materially adverse effect on the consolidated financial position or results of operations of the Company.

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

Leases

The Company leases its offices, manufacturing, and warehouse facility in San Diego County under a non-cancelable operating lease. Our corporate headquarters are in a leased space comprising of approximately 29,342 square feet in Escondido, California under a lease that was modified in February 2019 and expires in August 2024.  The Company also leases a 3,208 square foot facility in Salt Lake City, Utah that houses our Ion software development team which expires in June 2023. The Company is the lessee of 1,632 square feet located in Anaheim, California, which expires in June 2023.  Bressner leases space comprised of 8,073 square feet on a month-to-month basis.  All Company leases are operating leases with a weighted average remaining lease term of 23.0 months with a weighted average discount rate of 12.8%.  For the three month periods ended September 30, 2022 and 2021, rent expense was $173,986 and $162,745, respectively. For the nine month periods ended September 30, 2022 and 2021, rent expense was $510,562 and $614,996, respectively.

Other information related to leases as of the three and nine month periods ended September 30, 2022, are as follows:

Supplement Cash Flow Information:	For the Three Months Ended September 30, 2022	For the Nine Months Ended September 30, 2022
Cash paid for amounts included in the measurement of operating lease liabilities	$158,696	$485,391

The following table presents a maturity of the Company’s operating lease liabilities as of September 30, 2022:

Year	Operating Leases
Remainder of 2022	$157,217
2023	592,780
2024	401,028
Total lease payments	1,151,025
Less: Amount representing interest	(110,817)
Present value of lease payment	1,040,208
Less: current portion of operating lease obligation	(536,104)
Operating lease obligation, net of current portion	$504,104

Purchase Commitments

In the normal course of business, the Company may enter into purchase commitments for inventory components to be delivered based upon non-cancellable, pre-established, delivery schedules that are over a period that may exceed one year.  Total non-cancellable purchase orders as of September 30, 2022, were approximately $13,274,183.

Customer Concentration

During the three month periods ended September 30, 2022 and 2021, the Company had one and two customers, respectively, in each period that accounted for (in the aggregate) approximately 23% and 41%, respectively, of revenue for which each represented greater than 10% of our consolidated quarterly revenue.

During the nine month periods ended September 30, 2022 and 2021, the Company had one and two customers, respectively, in each period that accounted for (in the aggregate) approximately 28% and 36%, respectively, of revenue for which each represented greater than 10% of our consolidated quarterly revenue.

As of September 30, 2022 and December 31 2021, the Company had one customer that accounted for approximately 39% and 60%, respectively, of trade accounts receivables for which each of such customer’s balances represented greater than 10% of our consolidated trade accounts receivable balance.

During the three month periods ended September 30, 2022 and 2021, the Company had approximately 23% and 17%, respectively, of purchases from vendors/suppliers for which each represents greater than 10% of our consolidated purchases.

During the nine month periods ended September 30, 2022 and 2021, the Company had approximately 11% and 14%, respectively, of purchases from vendors/suppliers for which each represents greater than 10% of our consolidated purchases.

NOTE 11 – RELATED PARTY TRANSACTIONS

In April 2019, certain members of the Company’s Board of Directors executed definitive agreements to commit funds of up to $4,000,000 as a credit facility. The Company initially borrowed an aggregate of $1,150,000 from members of the Board of Directors and an aggregated of $350,000 from other shareholders for a two-year period at an interest rate of 9.5%, which required the Company to make monthly principal and interest payment of $69,000 per month. In connection with these loans, the Company issued to these note holders, warrants to purchase shares of the Company’s common stock equal to 10% of the original principal of such notes at a price per share equal to $2.15.  Accordingly, the Company issued to these note holders warrants to purchase an aggregate of 69,766 shares of the Company’s common stock.  The relative fair value of the warrants issued was $60,158.  The remaining unfunded commitments expired as of April 1, 2020, and the Company has not received any additional funding commitments from members of the Board of Directors. Interest expense on all related-party notes payable for the three months ended September 30, 2022 and 2021 was $0 and $417, respectively, and for the nine months ended September 30, 2022 and 2021 was $0 and $4,095, respectively.  These loans have matured, and all balances have been paid in full.  As such, the balances outstanding as of September 30, 2022 and December 31, 2021 were $0.

NOTE 12 – NET (LOSS) INCOME PER SHARE

Basic and diluted net (loss) income per share were calculated as follows for the three and nine month periods ended September 30, 2022 and 2021:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Basic and diluted net income per share:
Numerator:
Net income	$132,533	$980,696	$1,034,589	$2,719,016
Denominator:
Weighted average common shares outstanding - basic	20,019,625	18,636,337	19,619,971	18,170,700
Effect of dilutive securities	1,119,332	1,326,933	962,145	1,295,323
Weighted average common shares outstanding - diluted	21,138,957	19,963,270	20,582,116	19,466,023
Net income per common share:
Basic	$0.01	$0.05	$0.05	$0.15
Diluted	$0.01	$0.05	$0.05	$0.14

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

Segment detail for the three and nine month periods ended September 30, 2022 and 2021, is as follows:

	For the Three Months Ended September 30, 2022			For the Three Months Ended September 30, 2021
	OSS	Bressner	Total	OSS	Bressner	Total
Revenues	$10,669,245	$8,146,599	$18,815,844	$9,263,796	$6,720,497	$15,984,293
Cost of revenues	(7,397,458)	(6,340,518)	(13,737,976)	(5,468,204)	(4,999,386)	(10,467,590)
Gross profit	3,271,787	1,806,081	5,077,868	3,795,592	1,721,111	5,516,703
Gross margin %	30.7%	22.2%	27.0%	41.0%	25.6%	34.5%
Total operating expenses	(4,044,866)	(869,626)	(4,914,492)	(3,562,174)	(928,250)	(4,490,424)
Income (loss) from operations	$(773,079)	$936,455	$163,376	$233,418	$792,861	$1,026,279

	For the Nine Months Ended September 30, 2022			For the Nine Months Ended September 30, 2021
	OSS	Bressner	Total	OSS	Bressner	Total
Revenues	$31,966,648	$22,205,216	$54,171,864	$26,968,202	$17,236,852	$44,205,054
Cost of revenues	(21,379,512)	(17,373,511)	(38,753,023)	(16,572,433)	(13,030,390)	(29,602,823)
Gross profit	10,587,136	4,831,705	15,418,841	10,395,769	4,206,462	14,602,231
Gross profit %	33.1%	21.8%	28.5%	38.5%	24.4%	33.0%
Total operating expenses	(11,549,509)	(2,653,901)	(14,203,410)	(9,986,391)	(2,797,880)	(12,784,271)
Income (loss) from operations	$(962,373)	$2,177,804	$1,215,431	$409,378	$1,408,582	$1,817,960

Revenue from customers with non-U.S. billing addresses represented approximately 69% and 66% of the Company’s revenue during the three month periods ended September 30, 2022 and 2021, respectively.

Revenue from customers with non-U.S. billing addresses represented approximately 72% and 65% of the Company’s revenue during the nine month periods ended September 30, 2022 and 2021, respectively

As of September 30, 2022, substantially all the Company’s long-lived assets are located in the United States of America, with the exception of assets of $140,764 located in Germany.

NOTE 14 – SUBSEQUENT EVENTS

The Company’s management has evaluated subsequent events after the consolidated balance sheet dated as of September 30, 2022, through the date of filing of this Quarterly Report.  Based upon the evaluation, management has determined that, other than as disclosed in the accompanying notes, no subsequent events have occurred that would require recognition in the accompanying consolidated financial statements or disclosure in the notes thereto.

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

On August 31, 2018, the Company acquired Concept Development Inc. (“CDI”) located in Irvine, California.  CDI specializes in the design and manufacture of custom high-performance computing systems for airborne in-flight entertainment and networking systems.  CDI has been fully integrated into the core operations of OSS since September 1, 2020.

On October 31, 2018, OSS GmbH acquired 100% of the outstanding stock of Bressner Technology GmbH, a Germany limited liability company located near Munich, Germany (“Bressner”).  Bressner designs and manufactures standard and customized servers, panel PCs, and PCIe expansion systems.  Bressner also provides manufacturing, test, sales, and marketing services for customers throughout Europe.

Recent Developments

The negative impact of the COVID-19 pandemic and the impact on the global economy and capital markets resulting from the geopolitical instability caused in part by the ongoing military conflict between Russia and Ukraine, including inflation and Federal Reserve interest rate increases, have contributed to global supply chain issues and economic uncertainty, which has negatively affected our operations.  Additionally, during the third quarter, the general consensus among economists continued to suggest that we should expect a higher recession risk to continue over the next year, which could result in further economic uncertainty and volatility in the capital markets in the near term and could negatively affect our operations.

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

Management’s plans with respect to the above is to continue their efforts towards responding to the changing economic landscape, to continue to control costs, conserve cash, strengthen margins through the introduction of new product lines focusing on the autonomous truck diving and artificial intelligence compute capabilities for military and industrial applications, and improve company-wide execution.

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

Cost of revenue

Cost of revenue primarily consists of costs of materials, costs paid to third-party contract manufacturers (which may include the costs of components), and personnel costs associated with manufacturing and support operations. Personnel costs consist of wages, bonuses, benefits, and stock-based compensation expenses. Cost of revenue also includes freight, allocated overhead costs and inventory write-offs and changes to our inventory and warranty reserves. Allocated overhead costs consist of certain facilities and utility costs. We expect cost of revenue to increase in absolute dollars with product revenue increases.

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

Results of Operations

The following tables set forth our results of operations for the three and nine month periods ended September 30, 2022 and 2021, presented in dollars and as a percentage of revenue, respectively.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue	$18,815,844	$15,984,293	$54,171,864	$44,205,054
Cost of revenue	13,737,976	10,467,590	38,753,023	29,602,823
Gross profit	5,077,868	5,516,703	15,418,841	14,602,231
Operating expenses:
General and administrative	1,890,036	1,920,574	5,486,169	5,726,978
Marketing and selling	1,864,588	1,570,135	5,061,221	4,217,328
Research and development	1,159,868	999,715	3,656,020	2,839,965
Total operating expenses	4,914,492	4,490,424	14,203,410	12,784,271
Income from operations	163,376	1,026,279	1,215,431	1,817,960
Other income (expense), net:
Interest income	46,407	92,105	152,919	159,203
Interest expense	(30,044)	(128,315)	(133,710)	(447,328)
Other income (expense), net	(11,050)	(9,693)	86,903	1,484,676
Total other income (expense), net	5,313	(45,903)	106,112	1,196,551
Income before income taxes	168,689	980,376	1,321,543	3,014,511
Provision (benefit) for income taxes	36,156	(320)	286,954	295,495
Net income	$132,533	$980,696	$1,034,589	$2,719,016

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	73.0%	65.5%	71.5%	67.0%
Gross profit	27.0%	34.5%	28.5%	33.0%
Operating expenses:
General and administrative	10.0%	12.0%	10.1%	13.0%
Marketing and selling	9.9%	9.8%	9.3%	9.5%
Research and development	6.2%	6.3%	6.7%	6.4%
Total operating expenses	26.1%	28.1%	26.2%	28.9%
Income from operations	0.9%	6.4%	2.24%	4.1%
Other income (expense), net:
Interest income	0.2%	0.6%	0.3%	0.4%
Interest expense	-0.2%	-0.8%	-0.2%	-1.0%
Other income (expense), net	-0.1%	-0.1%	0.2%	3.4%
Total other income, net	0.0%	-0.3%	0.2%	2.7%
Income before income taxes	0.9%	6.1%	2.4%	6.8%
Provision (benefit) for income taxes	0.2%	0.0%	0.5%	0.7%
Net income	0.7%	6.1%	1.9%	6.2%

Comparison of the three and nine month periods ended September 30, 2022 and 2021:

Revenue, cost of revenue and gross profit:

	For the Three Months Ended September 30, 2022				For the Three Months Ended September 30, 2021
Entity:	Revenue	Cost of Revenue	Gross Profit	Gross Margin %	Revenue	Cost of Revenue	Gross Profit	Gross Margin %
OSS	$10,669,245	$(7,397,458)	$3,271,787	30.7%	$9,263,796	$(5,468,204)	$3,795,592	41.0%
Bressner Technology GmbH	8,146,599	(6,340,518)	1,806,081	22.2%	6,720,497	(4,999,386)	1,721,111	25.6%
	$18,815,844	$(13,737,976)	$5,077,868	27.0%	$15,984,293	$(10,467,590)	$5,516,703	34.5%

	For the Nine Months Ended September 30, 2022				For the Nine Months Ended September 30, 2021
Entity:	Revenue	Cost of Revenue	Gross Margin	Gross Margin %	Revenue	Cost of Revenue	Gross Margin	Gross Margin %
OSS	$31,966,648	$(21,379,512)	$10,587,136	33.1%	$26,968,202	$(16,572,433)	$10,395,769	38.5%
Bressner Technology GmbH	22,205,216	(17,373,511)	4,831,705	21.8%	17,236,852	(13,030,390)	4,206,462	24.4%
	$54,171,864	$(38,753,023)	$15,418,841	28.5%	$44,205,054	$(29,602,823)	$14,602,231	33.0%

Revenue

For the three month period ended September 30, 2022, total revenue increased $2,831,551, or 17.7%, as compared to the same period in 2021.  OSS saw an increase in revenue of $1,405,449, or 15.2%, as compared to the prior year in 2021.  The majority of this increase is attributable to an increase in shipments of product to our media and entertainment customer.  Bressner experienced improved revenue of $1,426,102, or 21.2%, as compared to the prior year in 2021.  This increase is mainly due to a general economic improvement in Europe attributable to having product available through strategic buys in an environment of global shortages and certain wins on products that are available with good lead times.

For the nine month period ended September 30, 2022, total revenue increased $9,966,810, or 22.6%, as compared to the same period in 2021.  OSS saw an increase in revenue of $4,998,446, or 18.5%, as compared to the prior year in 2021.  The majority of this increase is attributable to an increase in shipments of product to our media and entertainment customer.  Bressner experienced improved revenue of $4,968,364, or 28.8%, as compared to the prior year in 2021.  This increase is mainly due to a general economic improvement in Europe attributable to having product available through strategic buys in an environment of global shortages and certain wins on products which are available with good lead times.

Cost of revenue and gross profit

Cost of revenue increased $3,270,386, or 31.2%, for the three month period ended September 30, 2022, as compared to the prior year in 2021.  OSS saw an increase in cost of revenue of $1,929,254, or 35.3%, as compared to the prior year in 2021. The increase in cost of revenue is mainly attributable to our improved sales to our media and entertainment customer which has higher material costs as a percentage of revenue and a fixed charge for labor hours per unit. Bressner’s cost of revenue increased $1,341,132, or 26.8%, as compared to the prior year in 2021, which increase is primarily attributable to higher sales and changes in product mix.

The overall gross margin percentage decreased from 34.5% for the three month period September 30, 2021, to 27.0%, for the same period ended September 30, 2022, a decrease of 7.5 percentage points.  OSS’ gross margin percentage for the three months ended September 30, 2022, was 30.7%, a decrease of 10.3 percentage points as compared to the prior year period in 2021 of 41.0%, which decrease was primarily attributable to a higher concentration of the sales of our media and entertainment product which has higher material costs as a percentage of revenue and a fixed charge for labor hours per unit and a reduction in higher margin sales to government primes.

Bressner contributed gross margin at a rate of 22.2%, as compared to the same prior year period in 2021 of 25.6%, a decrease of 3.4 percentage points, which decrease was primarily attributable to an increase in material and transportation costs as a result of increasing fuel costs and inflationary pressures.

Cost of revenue increased $9,150,200, or 30.9%, for the nine month period ended September 30, 2022, as compared to the prior year in 2021.  OSS saw an increase in cost of revenue of $4,807,079, or 29.0%, as compared to the prior year in 2021.  The increase in cost of revenue is mainly attributable to our improved sales to our media and entertainment customer. Bressner’s cost of revenue increased $4,343,121, or 33.3%, as compared to the prior year in 2021, which increase is primarily attributable to higher sales and changes in product mix.

The overall gross margin percentage decreased from 33.0% for the nine month period September 30, 2021, to 28.5% for the same period ended September 30, 2022, a decrease of 4.5 percentage points.  OSS’ gross margin percentage for the nine months ended September 30, 2022, was 33.1%, a decrease of 5.4 percentage points as compared to the prior year period in 2021 of 38.5%, which the decrease was primarily attributable to a higher concentration of the sales of our media and entertainment product and a reduction in higher margin sales to government primes.  Bressner contributed gross margin at a rate of 21.8% as compared to the same prior year period in 2021 of 24.4%, a decrease of 2.6 percentage points which decrease was primarily attributable to an increase in material and transportation costs as a result of increasing fuel costs and inflationary pressures.

Operating expenses

General and administrative expense

General and administrative expense decreased $30,538, or 1.6%, for the three month period ended September 30, 2022, as compared to the same prior year period in 2021.  OSS experienced an increase of $79,166, or 5.7%, attributable to increased employee costs including contract labor which was partially offset by a decrease in outside legal expense.  Bressner had a decrease of $109,704, or 20.7%, attributable to a reduction in amortization costs.  Overall, total general and administrative expense decreased as a percentage of revenue to 10.0% during the three month period ended September 30, 2022, as compared to 12.0% during the same period in 2021.

General and administrative expense decreased $240,809, or 4.2%, for the nine month period ended September 30, 2022, as compared to the same prior year period in 2021.  OSS experienced an increase of $70,556, or 1.7% and Bressner had a decrease of $311,365, or 19.5%.  The overall decrease in general and administrative expense is primarily attributable to a reduction stock compensation expense related to general and administrative expense only, which was higher in the prior year due to acceleration of performance based vesting, and decreases in amortization and legal expenses which have been offset by increases in certain reinstated employee benefits, implemented pay increases and the reestablishment of certain services that were suspended during the strict policies implemented by the Company during the height of the COVID-19 pandemic.  Overall, total general and administrative expense decreased as a percentage of revenue to 10.1% during the nine month period ended September 30, 2022, as compared to 13.0% during the same period in 2021.

Selling and marketing expense

Selling and marketing expense increased $294,453, or 18.8%, during the three month period ended September 30, 2022, as compared to the same prior year period in 2021.  OSS had an increase of $247,994, or 19.5%, which was mainly attributable to normalized business activities which include trade shows, business travel, and increased marketing activities.  Bressner had an increase of $46,459, or 15.6%, due to new marketing personnel and sales collateral materials.  Generally, both OSS and Bressner experienced additional marketing costs, as markets are beginning to re-open now that certain restrictions have been lifted that were previously imposed during the height of   the COVID-19 pandemic.  Overall, total marketing and selling expense increased as a percentage of revenue to 9.9% during the three month period ended September 30, 2022, as compared to 9.8% during the same period in 2021.

Selling and marketing expense increased $843,893, or 20.0%, during the nine month period ended September 30, 2022, as compared to the same prior year period in 2021.  OSS had an increase of $695,599, or 21.0%, which was mainly attributable to normalized business activities, which include trade shows, business travel, and increased marketing activities.  Bressner had an increase of $148,294, or 16.4%, due to new marketing personnel and sales collateral materials.  Generally, both OSS and Bressner experienced additional marketing costs as markets are beginning to re-open now that certain restrictions have been lifted that were previously imposed during the height of   the COVID-19 pandemic.  Overall, total marketing and selling expense decreased as a percentage of revenue to 9.3% during the nine month period ended September 30, 2022, as compared to 9.5% during the same period in 2021.

Research and development expense

Research and development expense increased $160,153, or 16.0%, during the three month period ended September 30, 2022, as compared to the same prior year period in 2021.  OSS saw an increase of $155,532, or 17.3%.  This increase was largely driven by the deployment of more engineering resources on internal development projects rather than on customer billable projects for which such costs would have been charged to cost of revenue rather than being charged to research and development expense.  Bressner had a modest increase of $4,621, or 4.6%. Overall, total research and development expense as a percentage of revenue decreased to 6.2% as a percentage of revenue during the three month period ended September 30, 2022, as compared to 6.3% during the same period in 2021.

Research and development expense increased $816,055, or 28.7%, during the nine month period ended September 30, 2022, as compared to the same prior year period in 2021.  OSS saw an increase of $796,963, or 31.7%.  This increase was largely driven by the deployment of more engineering resources on internal development projects rather than on customer billable projects for which such costs would have been charged to cost of revenue rather than being charged to research and development expense.  Bressner had a modest increase of $19,092, or 6.4%. Overall, total research and development expense as a percentage of revenue increased as a percentage of revenue to 6.7% during the nine month period ended September 30, 2022, as compared to 6.4% during the same period in 2021.

Interest income

Interest income decreased $45,698 for the three month period ended September 30, 2022, as compared to the same prior year period in 2021.  The decrease is attributable to lower investments in marketable securities and lower yields during the current period.

Interest income decreased $6,284 for the nine month period ended September 30, 2022, as compared to the same prior year period in 2021.  The decrease is attributable to a decrease in the amount invested in marketable securities.

Interest expense

Interest expense decreased $98,271 for the three month period ended September 30, 2022, as compared to the same period in 2021.  On April 24, 2020, the Company borrowed $3,000,000 through a senior secured convertible debt offering issued with a 10% original issue discount and incurred legal costs associated with this debt offering. Interest and related transaction costs are amortized using the effective interest method for which the periodic amortization costs decreases over the time.  The notes issued in the debt offering were scheduled to mature on April 1, 2022; however, on March 30, 2022, these notes converted into shares of common stock of the Company, resulting in this reduction in interest expense.

Interest expense decreased $313,618 for the nine month period ended September 30, 2022, as compared to the same period in 2021.  On April 24, 2020, the Company borrowed $3,000,000 through a senior secured convertible debt offering issued with a 10% original issue discount and incurred legal costs associated with this debt offering. Interest and related transaction costs are amortized using the effective interest method for which the periodic amortization costs decreases over the time.  The notes issued in the debt offering were scheduled to mature on April 1, 2022; however, on March 30, 2022, these notes converted into shares of common stock of the Company, resulting in this reduction in interest expense.

Other income (expense), net

Other income (expense) for the three month period ended September 30, 2022, resulted in net other expense of $(11,050), as compared to net other expense of $(9,693) in the same prior year period in 2021, for a net increase of $(1,357).

Other income for the nine month period ended September 30, 2022, resulted in net other income of $86,903, as compared to net other income of $1,484,676 in the same prior year period in 2021, for a net decrease of $1,397,773.  The most significant difference was the recognition of a gain on the forgiveness of the PPP loan and interest in the amount of $1,514,354 that occurred in the prior year as well as the sale of the URL for Magma.com, in the current year which has been offset by foreign currency losses.

Provision (benefit) for income taxes

We have recorded an income tax provision (benefit) of $36,156 and $(320), respectively, for the three month period ended September 30, 2022 and 2021, respectively, and $286,954 and $295,495, respectively, for the nine month period ended September 30, 2022 and 2021, respectively  The effective tax rate for the period ended September 30, 2022 and 2021, differs from the statutory rate mainly due to permanent non-deductible goodwill amortization for Bressner Technology GmbH, deductions related to expenses of OSS stock options, as well as projecting federal, foreign and state tax liabilities for the year.  The annual expect tax rate for 2022 is anticipated to be approximately 20.9%.

Liquidity and Capital Resources

On March 3, 2021, we sold and issued 1,497,006 shares of Company common stock to an accredited investor pursuant to a Securities Purchase Agreement through a registered direct offering, resulting in net proceeds of $9,188,673 to us.

Historically, our primary sources of liquidity have been provided by public and private offerings of our securities and revenues generated from our business operations.  As of September 30, 2022, we had total cash and cash equivalents of $3,180,175, with short-term investments of $9,543,000, and total working capital of $33,008,079.  Cash and cash equivalents held by Bressner totaled US$1,937,406 on September 30, 2022.  Bressner’s debt covenants do not permit the use of those funds by its parent company.

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

As discussed elsewhere in this Quarterly Report, during the third quarter, the general consensus among economists continued to suggest that we should expect a higher recession risk to continue over the next year, which could result in further economic uncertainty and volatility in the capital markets in the near term and could negatively affect our operations. We intend to continue to monitor the effects of inflation, global supply chain shortages and the economic conditions, and we may alter our plans to address concerns as they may arise. For a further description and risk factors associated with COVID-19, please see Part 1A of our Annual Report filed on March 24, 2022.

Management’s plans are to continue its efforts towards responding to the changing economic landscape, including inflation, foreign currency exchange rates, a potential recession, increases in the Federal Reserve interest rate, supply chain constraints and international conflicts, by continuing to control hiring and costs, conserve cash, focus on improving margins, and improve company-wide execution.

While management expects these actions and continued diligence towards cost growth and containment will result in slowing the rate of growth in costs as compared to revenue growth, our results of operations for the year ended December 31, 2021, and the three and nine month periods ended September 30, 2022, improved partially as a result of such actions, management is also committed to conserving cash and securing debt and/or equity financing, as required, for liquidity to meet our cash requirements through at least a period of the next twelve months.

In April 2022, the Company obtained a domestic revolving line of credit of $2,000,000 from its bank, which renews on an annual basis at the current prime rate. To access this line of credit the Company must maintain cash and investments balances at a minimum of $4,000,000.  Although the Company has not drawn down on the line of credit to date, it may choose to do so in the future.

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

If cash generated from operations is insufficient to satisfy our capital requirements, we may borrow up to $2,000,000 from our revolving line of credit with our bank (subject to satisfaction of certain borrowing conditions), may have to sell additional equity or debt securities, or may obtain expanded credit facilities to fund our operating expenses, pay our obligations, diversify our geographical reach, and grow the Company. In the event such financing is needed in the future, there can be no assurance that such financing will be available to us, or, if available, that it will be in amounts and on terms acceptable to us. If we cannot raise additional funds when we need or want them, our operations and prospects could be negatively affected. However, if cash flows from operations become insufficient to continue operations at the current level, and if no additional financing were obtained, then management would consider restructuring the Company in a way to preserve its business while maintaining expenses within operating cash flows.

The following table summarizes our cash flows for the nine month periods ended September 30, 2022 and 2021:

	For the Nine Months Ended September 30,
Cash flows:	2022	2021
Net cash (used in) provided by operating activities	$(8,674,894)	$3,297,125
Net cash provided by (used in) investing activities	$4,717,920	$(14,845,282)
Net cash provided by financing activities	$2,239,846	$9,228,588

Operating Activities

During the nine month period ended September 30, 2022, we used $8,674,894 in cash for operating activities, a difference of $11,972,019 when compared to the cash provided by operating activities of $3,297,125 during the nine month period in year 2021. This significant decrease in operating cash flow is mainly attributable to significant increases in working capital requirements for accounts receivable and inventories.

The change in cash used in operating activities during the nine month period ended September 30, 2022, as compared to the same period in 2021, is primarily a result of a reduction in profitability from net income in 2021 of $2,719,016, which included the PPP loan and interest forgiveness of $1,514,354 to net income of $1,034,589 in the current year, a reduction of $1,684,427.  Net favorable adjustments in the current period for non-cash items of $593,059, which were comprised of $1,760,529 of favorable non-cash items, offset by $1,167,470 of negative non-cash items that did not affect operating cash flow. Additionally, there was a net increase in the use of operating cash flow for working capital items of $10,880,651.

Net working capital requirements for the nine month period ended September 30, 2022, were $11,991,918, as compared to the prior year period uses of working capital of $1,111,267, an increase in the use of working capital of $10,880,651.  The source of working capital of $941,736 was attributable to changes in, accounts payable and accrued expenses and other liabilities for the comparable period. These sources were offset by uses of working capital of $11,822,387 being applied to changes in accounts receivables, inventory levels and prepaid expenses and other current assets.

Our ability to generate cash from operations in future periods will depend in large part on our profitability, the rate and timing of collections of our accounts receivable, our inventory turns and our ability to manage other areas of working capital, including accounts payable and accrued expenses

Investing Activities

During the nine month period ended September 30, 2022, the Company generated cash of $4,717,920 in investing activities, as compared to $14,845,282 used during the prior year period in 2021, a net change of $19,563,202. The source of investing funds was attributable to the redemption of short-term investments and the sale of the Magma.com URL.  Additionally, the Company continues to enhance the capabilities of its ERP system, and purchase test equipment for the engineering department.  We do not anticipate any significant investments not normally anticipated in the original course of business in the near term.

Financing Activities

Given the current economic, financial, and geopolitical instability, the Company believes it is imperative to maintain opportunities for additional financial resources to ensure financial stability during trying economic times. During the nine month period ended September 30, 2022, the Company generated $2,239,846 in cash from borrowing activities for Bressner for working capital to finance inventory purchases, as compared to the cash provided by financing activities of $9,228,588, during the same nine month period year in 2021.  The main differences between the comparative periods are new borrowings from our German subsidiary, Bressner for inventories, and the proceeds received in the prior year from a $10,000,000 registered direct offering that was completed in March 2021.

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

As discussed in this Quarterly Report on Form 10-Q, the world has been affected due to the COVID-19 pandemic, the ongoing conflict between Russia and Ukraine and economic uncertainty. Inflation has risen, Federal Reserve interest rates have increased recently, and the general consensus among economists suggests that we should continue to expect a higher recession risk to continue over the next year. These factors, amongst other things, could result in further economic uncertainty and volatility in the capital markets in the near term, and could negatively affect our operations.

We believe that the need for improved productivity in the research and development activities directed toward developing new products and/or software will continue to result in increasing adoption of high-performance computers and interconnect technologies such as those we produce. New product and/or software developments in the specialized compute-business segment could result in increased revenues and earnings if they are accepted by our markets; however, there can be no assurances that new products and/or software will result in significant improvements to revenues or earnings. For competitive reasons, we do not disclose all of our new product development activities.

Also, the potential for growth in new markets is uncertain. We will continue to explore these opportunities until such time as we either generate sales or determine that resources would be more efficiently used elsewhere.

Inflation

We experienced some affects due to inflation during the most recent period, including increased product pricing due to semiconductor product shortages, increased transportation costs due to increases in the cost of energy and general price increases due to inflation in the economy.  Although the Company attempts to pass on increases in raw material, labor, energy and fuel-related costs to our customers, the Company’s ability to do so is dependent upon the rate and magnitude of any increase, competitive pressures and market conditions for the Company’s products. There have been in the past, and may be in the future, periods of time during which increases in these costs cannot be fully recovered.  These increasing costs are being aggressively managed by the Company and actions are being taken to minimize the impact to the Company, particularly in the purchase of inventories to minimizing price increases. Inflation affects the Company’s manufacturing costs, distribution costs and operating expenses.

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

Our accounting policies and estimates that are most critical to the presentation of our results of operations and financial condition, and which require the greatest use of judgments and estimates by management, are designated as our critical accounting policies. See further discussion of our critical accounting policies under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for year ended December 31, 2021. We periodically re-evaluate and adjust our critical accounting policies as circumstances change. There were no significant changes to our critical accounting policies during the three and nine month periods ended September 30, 2022, except for adoption of ASU 842, Leases (“ASU 842”).

Leases

On January 1, 2022, the Company adopted ASC 842 using the Transition method.  The reported results for the three and nine month periods ended September 30, 2022, reflect the application of the guidance of ASC 842 while the reported results for the three and nine month periods ended September 30, 2021, were prepared under the guidance of ASC 840.  See Note 2 to the accompanying financial statements for further details.

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

Interest rate risk

Our exposure to interest rate risk is primarily associated with borrowing on revolving lines of credit denominated in both U.S. dollars and Euros.  We are exposed to the impact of interest rate changes primarily through our borrowing activities for our variable rate borrowings. The Federal Reserve interest rates have increased recently and may increase further in the near term.

Concentration of credit risk

Financial instruments that potentially expose us to concentrations of credit risk consist principally of cash, cash equivalents, short-term investments and accounts receivable. We place our cash and cash equivalents with financial institutions with high credit quality. On September 30, 2022 and December 31, 2021, we had $3,180,175 and $5,101,174, respectively, of cash and cash equivalents on deposit or invested with our financial and lending institutions. We provide credit to our customers in the normal course of business. We perform ongoing credit evaluations of our customers’ financial condition and limit the amount of credit extended when deemed necessary.

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Net income	$132,533	$980,696	$1,034,589	$2,719,016
Depreciation and amortization	260,827	396,164	785,047	1,171,736
Stock-based compensation expense	542,166	399,148	1,457,630	1,302,878
Interest expense	30,044	128,315	133,710	447,328
Interest income	(46,407)	(92,105)	(152,919)	(159,203)
PPP loan and interest forgiveness	-	-	-	(1,514,354)
Provision (benefit) for income taxes	36,156	(320)	286,954	295,495
Adjusted EBITDA	$955,319	$1,811,898	$3,545,011	$4,262,896

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

The following table reconciles non-GAAP net income and basic and diluted earnings per share:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Net income	$132,533	$980,696	$1,034,589	$2,719,016
Amortization of intangibles	15,808	163,900	47,424	491,700
Stock-based compensation expense	542,166	399,148	1,457,630	1,302,878
PPP loan and interest forgiveness	-	-	-	(1,514,354)
Non-GAAP net income	$690,507	$1,543,744	$2,539,643	$2,999,240
Non-GAAP net income per share:
Basic	$0.03	$0.08	$0.13	$0.17
Diluted	$0.03	$0.08	$0.12	$0.15
Weighted average common shares outstanding:
Basic	20,019,625	18,636,337	19,619,971	18,170,700
Diluted	21,138,957	19,963,270	20,582,116	19,466,023

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

	For the Nine Months Ended September 30,
Cash flow:	2022	2021
Net cash (used in) provided by operating activities	$(8,674,894)	$3,297,125
Capital expenditures	(285,499)	(313,257)
Free cash flow	$(8,960,393)	$2,983,868

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2022, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

One Stop Systems, Inc.

Date: November 10, 2022	By:	/s/ David Raun
David Raun
President and Chief Executive Officer (Principal Executive Officer)

Date: November 10, 2022	By:	/s/ John W. Morrison Jr.
John W. Morrison Jr.
Chief Financial Officer (Principal Financial and Accounting Officer)