Form 10-Q
period 2023-03-31
ONE STOP SYSTEMS, INC.
filed 2023-05-11
CIK 1394056

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

(Former Name, former address, and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of exchange on which registered
Common Stock, $0.0001 par value per share	OSS	The Nasdaq Capital Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of April 30, 2023, the registrant had 20,359,119 shares of common stock (par value $0.0001) outstanding.

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

This Quarterly Report on Form 10-Q for the three month period ended March 31, 2023 (this "Quarterly Report"), should be read in conjunction with our audited financial statements for the year ended December 31, 2022, included in our Annual Report on Form 10-K, filed with the SEC on March 23, 2023.

The results of operations for the three month period ended March 31, 2023, are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2023.

ONE STOP SYSTEMS, INC. (OSS)

CONSOLIDATED BALANCE SHEETS

	Unaudited	Audited
	March 31,	December 31,
	2023	2022
ASSETS
Current assets
Cash and cash equivalents	$3,470,061	$3,112,196
Short-term investments (Note 3)	9,218,870	10,123,535
Accounts receivable, net (Note 4)	10,107,413	11,327,244
Inventories, net (Note 5)	23,642,494	20,775,366
Prepaid expenses and other current assets	1,444,681	502,156
Total current assets	47,883,519	45,840,497
Property and equipment, net	2,445,005	2,570,124
Operating lease right-of use assets	615,639	731,043
Deposits and other	60,243	60,243
Goodwill	7,120,510	7,120,510
Intangible assets, net (Note 6)	26,346	42,154
Total Assets	$58,151,262	$56,364,571

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$5,726,202	$4,592,713
Accrued expenses and other liabilities (Note 7)	3,861,398	3,013,869
Current portion of operating lease obligation (Note 10)	541,177	536,588
Current portion of notes payable (Note 8)	2,996,157	2,952,447
Total current liabilities	13,124,934	11,095,617
Long-term debt, net of current portion (Note 8)	207,452	409,294
Deferred tax liability, net	137,215	138,662
Operating lease obligation, net of current portion (Note 10)	257,714	397,249
Total liabilities	13,727,315	12,040,822
Commitments and contingencies (Note 10)
Stockholders’ equity
Common stock, $0.0001 par value; 50,000,000 shares authorized; 20,359,119 and 20,084,528 shares issued and outstanding, respectively	2,035	2,008
Additional paid-in capital	45,661,455	45,513,807
Accumulated other comprehensive income	863,520	510,485
Accumulated deficit	(2,103,063)	(1,702,551)
Total stockholders’ equity	44,423,947	44,323,749
Total Liabilities and Stockholders' Equity	$58,151,262	$56,364,571

See accompanying notes to unaudited consolidated financial statements

ONE STOP SYSTEMS, INC. (OSS)

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31,
	2023	2022
Revenue	$16,781,894	$17,052,677
Cost of revenue	11,711,132	11,912,022
Gross profit	5,070,762	5,140,655
Operating expenses:
General and administrative	2,285,101	1,774,689
Marketing and selling	1,786,681	1,471,720
Research and development	1,195,328	1,244,115
Total operating expenses	5,267,110	4,490,524
(Loss) income from operations	(196,348)	650,131
Other income (expense), net:
Interest income	110,266	51,005
Interest expense	(32,705)	(58,715)
Other (expense) income, net	(20,223)	102,121
Total other income, net	57,338	94,411
(Loss) income before income taxes	(139,010)	744,542
Provision for income taxes	261,502	165,308
Net (loss) income	$(400,512)	$579,234

Net (loss) income per share:
Basic	$(0.02)	$0.03
Diluted	$(0.02)	$0.03

Weighted average common shares outstanding:
Basic	20,251,509	18,886,939
Diluted	20,251,509	19,764,069

See accompanying notes to unaudited consolidated financial statements

ONE STOP SYSTEMS, INC. (OSS)

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

	For the Three Months Ended March 31,
	2023	2022
Net (loss) income	$(400,512)	$579,234
Other comprehensive income (loss):
Net unrealized income (loss) on short-term investments	13,945	(5,996)
Currency translation adjustment	339,090	(50,366)
Total other comprehensive income (loss)	353,035	(56,362)
Comprehensive (loss) income	$(47,477)	$522,872

See accompanying notes to unaudited consolidated financial statements

ONE STOP SYSTEMS, INC. (OSS)

UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the Three Months Ended March 31, 2023

	Common Stock			Accumulated Other	Accumulated	Total
	Shares	Amount	Additional Paid-in-Capital	Comprehensive income	(Deficit) Earnings	Stockholders' Equity
Balance, January 1, 2023	20,084,528	$2,008	$45,513,807	$510,485	$(1,702,551)	44,323,749
Stock-based compensation	-	-	474,209	-	-	474,209
Exercise of stock options, RSU's and warrants	274,591	27	(27)	-	-	-
Taxes paid on net issuance of employee stock options	-	-	(326,534)	-	-	(326,534)
Currency translation adjustment	-	-	-	339,090	-	339,090
Net unrealized gain on short-term investments	-	-	-	13,945	-	13,945
Net loss	-	-	-	-	(400,512)	(400,512)
Balance, March 31, 2023	20,359,119	$2,035	$45,661,455	$863,520	$(2,103,063)	$44,423,947

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

See accompanying notes to unaudited consolidated financial statements

ONE STOP SYSTEMS, INC. (OSS)

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net (loss) income	$(400,512)	$579,234
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Deferred benefit for income taxes	-	71,370
Gain on sale of intangible asset	-	(125,000)
(Gain) loss on disposal of property and equipment	(43,243)	48,861
Provision (recovery) for bad debt	30,000	(5,524)
Warranty reserves	591	(14,929)
Amortization of intangibles	15,808	15,809
Depreciation	256,465	253,982
Inventory reserves	173,970	19,342
Amortization of debt discount	-	1,224
Stock-based compensation expense	474,209	382,828
Changes in operating assets and liabilities:
Accounts receivable	1,628,801	(4,010,998)
Inventories	(2,909,978)	(4,329,659)
Prepaid expenses and other current assets	(938,797)	(466,400)
Accounts payable	1,097,691	2,354,165
Accrued expenses and other liabilities	638,959	207,297
Net cash provided by (used in) operating activities	23,964	(5,018,398)

Cash flows from investing activities:
Redemption of short-term investment grade securities	918,609	989,345
Proceeds from sale of intangible assets	-	125,000
Purchases of property and equipment, including capitalization of labor costs for test equipment and ERP	(85,085)	(85,841)
Net cash provided by investing activities	833,524	1,028,504

Cash flows from financing activities:
Proceeds from exercise of stock options and warrants	-	29,670
Payment of payroll taxes on net issuance of employee stock options	(326,534)	(20,478)
Proceed on borrowing of notes payable	-	2,219,128
Repayments on notes payable	(199,399)	(1,096,975)
Net cash (used by) provided by financing activities	(525,933)	1,131,345

Net change in cash and cash equivalents	331,555	(2,858,549)
Effect of exchange rates on cash	26,310	(22,825)
Cash and cash equivalents, beginning of period	3,112,196	5,101,174
Cash and cash equivalents, end of period	$3,470,061	$2,219,800

	-

See accompanying notes to unaudited consolidated financial statements

ONE STOP SYSTEMS, INC. (OSS)

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

	For the Three Months Ended March 31,
	2023	2022
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$32,705	$6,162
Cash paid during the period for income taxes	$21,171	$25,628

Supplemental disclosure of non-cash flow transactions:
Right of use assets recorded upon adoption of ASC 842	$-	$1,203,580
Lease liabilities recorded upon adoption of ASC 842	$-	$1,477,419
Conversion of senior secured convertible debt to common stock	$-	$2,590,909
Reclassification of inventories to property and equipment	$25,797	$61,815

See accompanying notes to unaudited consolidated financial statements

ONE STOP SYSTEMS, INC. (OSS)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Month Periods Ended March 31, 2023 and 2022

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

With respect to our media and entertainment business, we are seeing an acceleration in our customer’s investment in cloud technology and a drive towards less intelligent compute capability at the edge to reduce the costs of their componentry. This is particularly true of their virtual products, which do not require the same level of ruggedization as this system is not typically operated in harsh environments and for which software is being developed to eventually provide a real-time cloud solution. As a result, our customer has begun transitioning to a lower cost, commodity type equipment solution, and we are experiencing a decrease in the demand for our high-compute, ruggedized media and entertainment focused equipment and our expertise in this area.

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

As a result of these global issues, as well as other factors discussed in this Quarterly Report, it has been difficult to accurately forecast our revenues or financial results, especially given the near and long-term impacts of the pandemic, geopolitical issues, inflation, the Federal Reserve interest rate increases and the potential for a recession. In addition, while the potential impact and duration of these issues on the economy and our business may be difficult to assess or predict, these world events have resulted in, and may continue to result in, significant disruption of global financial markets, and may reduce our ability to access additional capital, which could negatively affect our liquidity in the future. Our results of operations could be materially below our forecasts as well, which could adversely affect our results of operations, disappoint analysts and investors, or cause our stock price to decline.

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

Management’s plans with respect to the above are to continue their efforts towards responding to the changing economic landscape, to continue to control costs, conserve cash, strengthen margins through the introduction of new product lines focusing on AI compute capabilities for military and industrial applications, autonomous truck diving and improve company-wide execution.

Basis of Presentation

The accompanying consolidated financial statements have been prepared on an accrual basis of accounting in accordance with United States Generally Accepted Accounting Principles (“U.S. GAAP”), as set forth in the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”).

The unaudited consolidated financial statements herein have been prepared by the Company pursuant to the rules and regulations of the SEC. The accompanying interim unaudited consolidated financial statements have been prepared under the presumption that users of the interim financial information have either read or have access to the audited consolidated financial statements for the latest year ended December 31, 2022 Accordingly, note disclosures which would substantially duplicate the disclosures contained in the December 31, 2022 audited consolidated financial statements have been omitted from these interim unaudited consolidated financial statements. The Company’s management has evaluated all subsequent events and transactions through the date of filing this Quarterly Report.

In the opinion of management, all adjustments considered necessary for a fair presentation have been included in the accompanying condensed consolidated financial statements. Operating results for the three month period ended March 31, 2023, are not necessarily indicative of the results that may be expected for the year ending December 31, 2023. For further information, refer to the audited consolidated financial statements and notes for the year ended December 31, 2022, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 23, 2023.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of OSS, which include the acquisition of CDI, and its wholly owned subsidiary, OSS GmbH, which also includes the acquisition of OSS Europe. Intercompany balances and transactions have been eliminated in consolidation.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

There have been no changes to our accounting policies disclosed in our audited consolidated financial statements and the related notes for the year ended December 31, 2022, except for the adoption of ASU 2016-13, ("Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”) as follows:

Measurement of Credit Losses on Financial Instruments

In June 2016, the FASB issued ASU 2016-13, which sets out the principles for the recognition of measurement of credit losses on financial instruments. This standard provides guidance on the impairment of financial instruments that is based on expected losses rather than probable or incurred losses. Under this new guidance, the Company will recognize, as an allowance, our estimate of expected credit losses based upon historical and current information, and reasonable and supportable forecasts of future events and circumstances, as well as estimates of prepayments. Under this model, we are required to estimate the lifetime expected credit loss on such instruments and record an allowance to offset the amortized cost basis of the financial asset, resulting in a net presentation of the amount expected to be collected on the financial asset.

Accounts receivable have been reduced by an allowance for doubtful accounts. The allowance represents the current estimate of lifetime expected credit losses over the remaining duration of existing accounts receivable after considering current market conditions and supportable forecasts when appropriate. This estimate is a result of management's evaluation of collectability, customer creditworthiness, historical levels of credit losses, and future expectations.

The Company shall recognize an allowance for credit losses rather than a reduction to the carrying value of the asset for debt securities. To determine credit losses, we employ a systematic methodology that considers available quantitative and qualitative evidence. In addition, we consider specific adverse conditions related to the financial health of, and business outlook for, the investee.

Upon adoption of this standard, there was no immediate material impact to the Company's consolidated financial position, results of operations or cash flows. On an ongoing basis, the Company will contemplate forward-looking economic conditions in recording lifetime expected credit losses for the Company’s financial assets measured at cost, such as the Company’s trade receivables and certain short-term investments.

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

Due to the COVID-19 pandemic, Ukraine war, inflationary pressures, other macroeconomic factors and reduced revenue opportunities with our largest customer there has been uncertainty and disruption in the global economy, financial markets and our ongoing operations. We are not aware of any specific event or circumstance that would require an update to our estimates or assumptions or a revision of the carrying value of our assets or liabilities as of the date of this Quarterly Report. These estimates and assumptions may change as new events occur and additional information is obtained. As a result, actual results could differ materially from these estimates and assumptions.

Recent Accounting Pronouncements

Currently there are no recently released pronouncements that are considered applicable to the Company's financial statements requiring implementation.

NOTE 3 - SHORT-TERM INVESTMENTS

The Company’s short-term investments by significant investment category as of March 31, 2023, were as follows:

Description	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Accrued Interest	Estimated Fair Value
Level 1: (1)
Cash alternatives	$2,988,567	$35,695	$-	$830	$3,025,092
Certificates of deposit	6,183,613	-	(6,795)	16,960	6,193,778
	$9,172,180	$35,695	$(6,795)	$17,790	$9,218,870

(1)
Level 1 fair value estimates are based on quoted prices in active markets for identical assets or liabilities.

The Company’s short-term investments by significant investment category as of December 31, 2022, were as follows:

Description	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Accrued Interest	Estimated Fair Value
Level 1: (1)
Cash alternatives	$5,139,940	$22,646	$-	$3,506	$5,166,092
Certificates of deposit	4,950,527	-	(7,691)	14,607	4,957,443
	$10,090,467	$22,646	$(7,691)	$18,113	$10,123,535

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

NOTE 4 -ACCOUNTS RECEIVABLE

Accounts receivable, net consisted of the following:

	March 31,	December 31,
	2023	2022
Accounts receivable	$10,183,241	$11,372,598
Less: allowance for doubtful accounts	(75,828)	(45,354)
	$10,107,413	$11,327,244

Provision (recovery) for bad debt expense related to accounts receivable was $30,000 and $(5,524) for the three month periods ended March 31, 2023 and 2022, respectively.

NOTE 5 – INVENTORIES

Inventories, net consisted of the following:

	March 31,	December 31,
	2023	2022
Raw materials	$11,566,008	$9,370,162
Sub-assemblies	884,680	892,123
Work-in-process	754,094	1,343,239
Finished goods	11,730,937	10,357,452
	24,935,719	21,962,976
Less: allowances for obsolete and slow-moving inventories	(1,293,225)	(1,187,610)
	$23,642,494	$20,775,366

NOTE 6 – LONG LIVED INTANGIBLE ASSETS

Definite lived intangible assets related to acquisition were as follows, as of March 31, 2023:

	Expected Life	Remaining Months	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Customer lists and relationships	36 to 60 months	5 months	$2,084,515	$(2,058,169)	$26,346
Drawings and technology	36 months	0 months	760,207	(760,207)	-
Trade name, trademarks & other	24 to 36 months	0 months	447,274	(447,274)	-
Non-compete	36 months	0 months	246,797	(246,797)	-
			$3,538,793	$(3,512,447)	$26,346

Definite lived intangibles assets related to acquisitions were as follows, as of December 31, 2022:

	Expected Life	Remaining Months	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Customer lists and relationships	36 to 60 months	8 months	$2,084,515	$(2,042,361)	$42,154
Drawings and technology	36 months	0 months	760,207	(760,207)	-
Trade name, trademarks & other	24 to 36 months	0 months	447,274	(447,274)	-
Non-compete	36 months	0 months	246,797	(246,797)	-
			$3,538,793	$(3,496,639)	$42,154

Amortization expense recognized during the three month periods ended March 31, 2023 and 2022, was $15,808 and $15,809, respectively.

NOTE 7 – ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consisted of the following:

	March 31,	December 31,
	2023	2022
Accrued compensation and related liabilities	$1,226,051	$989,478
Deferred revenue	401,192	378,952
Customer deposits	410,598	61,696
Warranty reserve	589,830	584,268
Trade and other taxes	406,987	225,743
Other accrued expenses	826,740	773,732
	$3,861,398	$3,013,869

NOTE 8 – DEBT

Bank Lines of Credit

The Company obtained a domestic revolving line of credit of $2,000,000 with Torrey Pines Bank in April 2022, which renews on an annual basis at the current prime rate. To access this line of credit the Company must maintain cash and investments balances at a minimum of $4,000,000. No balance was outstanding on March 31, 2023 and December 31, 2022, respectively.

OSS Europe has three revolving lines of credit with German institutions, including Uni Credit Bank AG, Commerzbank AG, and VR Bank, with total availability of up to €2,200,000 (US$2,391,908) as of March 31, 2023. Borrowings under the lines of credit bear interest at a variable rate of Euribor plus a stated rate. The rates as of March 31, 2023, for the lines of credit ranged from 3.1% to 5.6%, with the balances remaining open indefinitely or until occurrence of a defined change of control event. There were no outstanding lines of credit balances as of March 31, 2023 and December 31, 2022, respectively.

Foreign Debt Obligations

OSS Europe had five term loans outstanding as of March 31, 2023, with an aggregate balance outstanding of €2,946,576 (US$3,203,609) as follows:

•
On February 1, 2022, OSS Europe converted €500,000 of its line of credit from VR Bank into a note payable. On August 1, 2022, this note was extended through February 1, 2023, with accrued interest having been paid current as of the original maturity date. On February 1, 2023, this note was further extended through July 31, 2023, and the interest rate was increased to 4.76%, with accrued interest having been paid current as of February 1, 2023. The balance outstanding as of March 31, 2023, and December 31, 2022 was €500,000 (US$543,616) and (US$536,616), respectively;

•
On February 16, 2022, OSS Europe converted €500,000 of its line of credit from UniCredit Bank into a note payable. On August 16, 2022, this note was extended through February 16, 2023, with accrued interest having been paid current as of the original maturity date. On February 16, 2023, this note was further extended through August 16, 2023, and the interest rate was increased to 4.70%, with accrued interest having been paid current as of February 16, 2023. The outstanding balance as of March 31, 2023 and December 31, 2022, was €500,000 (US$543,616) and (US$536,616), respectively;

•
On April 9, 2021, OSS Europe converted €500,000 of its line of credit from Commerzbank AG into a note payable. The note was due on September 30, 2021, with a payment of principal and interest due upon maturity. This loan was paid in full on September 30, 2021, with proceeds from a new note with similar terms. This new note had an original maturity date of June 30, 2022; however, on September 30, 2022, this note was further extended through March 31, 2023, with accrued interest having been paid current as of the revised maturity date. On March 30, 2023, this note was further extended through

September 29, 2023, and the interest rate was increased to 4.60%, with accrued interest having been paid current as of March 30, 2023. The balance outstanding on the new note as of March 31, 2023 and December 3, 2022, was €500,000 (US$543,615), and (US$536,616), respectively;
•
On June 18, 2021, OSS Europe converted €500,000 of its line of credit from UniCredit Bank into a note payable. The note was originally due December 17, 2021, and subsequently extended through June 17, 2022. On June 17, 2022, this note was further extended through December 19, 2022, with accrued interest having been paid current as of the revised maturity date. On December 19, 2022, this note was further extended through June 19, 2023, and the interest rate was increased to 4.70%, with accrued interest having been paid current as of December 19, 2023. The balance outstanding on the new note as of March 31, 2023 and December 31, 2022, was €500,000 (US$543,615) and (US$536,616) respectively; and

•
On June 30, 2022, OSS Europe borrowed €1,500,000 (US$1,468,173) from Commerzbank AG, which bears interest at 2.55%, is due in June 2024, and is repayable in twenty-four monthly installments, with payments beginning July 31, 2022. The balance outstanding as of March 31, 2023 and December 31, 2022, was €946,576 (US$1,029,147) and €1,132,356 (US$1,215,279), respectively. This loan is collateralized by accounts receivable attributable to a specific customer.

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

At the initial closing of this offering, the Company issued notes in the principal amount of $3,000,000 with a 10% original issue discount, resulting in an aggregate purchase price of $2,700,000 at the initial closing. The notes bore no interest rate (except upon event of default) and, unless earlier converted or redeemed, were scheduled to mature on April 1, 2022.

Commencing July 1, 2020, the Company made monthly amortization payments equal to 1/22nd of the initial principal, any accrued and unpaid interest, and late charges and any deferred or accelerated amount, of such note, which could be satisfied in cash at a redemption price equal to 105% of such installment amount (110% of such installment amount on notes issued at additional closings). The remaining balance of the notes of $2,590,909 was converted into Company common stock on March 30, 2022; accordingly, the outstanding balance of the notes as of March 31, 2023 and 2022, was $0, respectively.

The original issue discount of 10% on the note was recorded as a debt discount, decreasing the note payable. This debt discount is amortized to interest expense using the effective interest rate method over the term of the loan. For the three month periods ended March 31, 2023 and 2022, total debt discount amortization was $0 and $1,161, respectively. Such amounts are included in interest expense in the accompanying consolidated statements of operations.

Debt issuance costs in the amount of $316,274 related to this indebtedness were deducted from the face value of the note. Such costs are amortized to interest expense using the effective interest rate method over the term of the loan. Total debt issuance costs amortized during the three month periods ended March 31, 2023 and 2022, was $0 and $1,223, respectively. Such amounts are included in interest expense in the accompanying consolidated statements of operations.

A summary of outstanding debt obligations as of March 31, 2023, was as follows:

Loan Description	Current Interest Rate	Maturity Date	Balance (Euro)	Balance ($)	Current Portion	Long-term Portion
Foreign:
VR Bank	4.760%	July-23	€500,000	$543,616	$543,616	$-
Uni Credit Bank AG	4.700%	August-23	500,000	543,616	543,616	-
Commerzbank AG	4.600%	September-23	500,000	543,615	543,615	-
Uni Credit Bank AG	4.700%	June-23	500,000	543,615	543,615	-
Commerzbank AG	2.550%	June-24	946,576	1,029,147	821,695	207,452
			€2,946,576	$3,203,609	$2,996,157	$207,452

Total future principal payments under notes payable as of March 31, 2023, was as follows:

Period Ending March 31,	Foreign	Total
2023	$2,996,157	$2,996,157
2024	207,452	207,452
Total minimum payments	3,203,609	3,203,609
Current portion of notes payable	(2,996,157)	(2,996,157)
Notes payable, net of current portion	$207,452	$207,452

NOTE 9 – STOCKHOLDERS’ EQUITY

The Company’s amended and restated certificate of incorporation, filed on December 14, 2017, authorizes the Company to issue 10,000,000 shares of preferred stock and 50,000,000 shares of common stock.

2017 Equity Incentive Plan

On October 10, 2017, the Company’s board of directors approved and adopted the 2017 Equity Incentive Plan (as amended to date, the “2017 Plan”), subject to stockholder approval thereof. On December 18, 2017, the Company’s stockholders approved the 2017 Plan. The 2017 Plan allows for the grant of a variety of equity vehicles to provide flexibility in the grant and issuance of equity awards, including stock options, unrestricted stock grants, restricted stock units, stock bonuses and performance-based awards. An aggregate of 1,500,000 shares of common stock were initially reserved for issuance under the Plan.

On June 24, 2020, the Company amended its 2017 Equity Incentive Plan to increase the maximum limitation of the number of shares of common stock with respect to one or more Stock Awards (as defined in the 2017 Plan) that may be granted to any one participant under the 2017 Plan during any calendar year from 500,000 shares to 1,000,000 shares. The amendment did not increase the total number of shares of common stock reserved under the 2017 Plan and did not require stockholder approval.

On May 19, 2021, the Company’s stockholders approved the Company’s proposal to increase the number of shares authorized for issuance under the 2017 Plan from 1,500,000 shares to 3,000,000 shares of common stock of the Company pursuant to the terms and conditions of the 2017 Plan. The amendment took effect upon receipt of stockholder approval.

On March 16, 2023, the Company’s board of directors unanimously approved, subject to stockholder approval, an amendment to the 2017 Plan (the “Plan Amendment”), which if approved by our stockholders, would result in an increase in the number of shares of common stock authorized for issuance thereunder from 3,000,000 to 4,500,000 shares of common stock. The Plan Amendment will be presented to stockholders for approval at the Company’s 2023 Annual Meeting of Stockholders. If approved by its stockholders at the meeting, the Plan Amendment will be effective as of the date of such approval.

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

Mr. Raun’s ISOs are fully vested, but had not been exercised as of March 31, 2023, based upon achievement of specified performance objectives.

In the event that Mr. Raun’s employment agreement is terminated for a reason other than “good cause” or for “good reason,” upon Mr. Raun’s execution of an effective waiver and release of claims, unvested RSUs shall accelerate so that an additional twelve (12) months of RSUs shall vest from the termination date.

Stock Options

A summary of stock option activity under each of the Company’s equity incentive plans during the three month period ended March 31, 2023, was as follows:

	Stock Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding on January 1, 2023	970,680	$2.07	5.61	$988,197
Granted	-	-	-	-
Forfeited / Canceled	(250)	-	-	-
Exercised	(20,473)	-	-	-
Outstanding on March 31, 2023	949,957	$2.10	5.14	$486,336
Exercisable as of March 31, 2023	949,957	$2.10	5.14	$486,336
Vested and expected to vest as of March 31, 2023	949,957	$2.10	5.14	$486,336

There were no options granted during the three month periods ended March 31, 2023 and 2022. The following table presents the grant date fair value of options vested and the intrinsic value of options exercised:

	For the Three Months Ended March 31,
	2023	2022
Grant date fair value of options vested	$832,742	$2,014,092
Intrinsic value of options exercised	$60,058	$113,076

As of March 31, 2023, the amount of unearned stock-based compensation estimated to be expensed from 2023 through 2025 related to unvested stock options is $0, net of estimated forfeitures.

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

Restricted Stock Units

RSUs may be granted at the discretion of the compensation committee of the Company's board of directors under the Company’s 2017 Plan in connection with the hiring and retention of personnel and are subject to certain conditions. RSUs generally vest quarterly or semi-annually over a period of one to three years and are typically forfeited if employment is terminated before the RSUs vest. The compensation expense related to the RSUs is calculated as the fair value of the common stock on the grant date and is amortized to expense over the vesting period and is adjusted for estimated forfeitures.

The Company’s RSU activity for the three months ended March 31, 2023, was as follows:

	Restricted Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value
Unvested on January 1, 2023	907,507	$4.07
Granted	465,750	$2.67
Vested	(284,803)	$3.87
Canceled	(55,740)	$4.70
Unvested on March 31, 2023	1,032,714	$2.26

As of March 31, 2023, there was $3,124,667 of unrecognized compensation cost related to unvested RSUs, which is expected to be recognized over a weighted average period of 1.33 years.

Stock-based compensation expense for the three month periods ended March 31, 2023 and 2022, was comprised of the following:

	For the Three Months Ended March 31,
Stock-based compensation classified as:	2023	2022
General and administrative	$293,995	$202,095
Production	67,441	55,456
Marketing and selling	59,989	82,180
Research and development	52,784	43,097
	$474,209	$382,828

Warrants

The following table summarizes the Company’s warrant activity during the three months ended March 31, 2023:

	Number of Warrants	Weighted Average Exercise Price
Warrants outstanding – January 1, 2023	451,112	$5.37
Warrants granted	-	$-
Warrants expired	(380,000)	$6.00
Warrants exercised	-	$-
Warrants outstanding – March 31, 2023	71,112	$2.00

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Legal

We are subject to litigation, claims, investigations, and audits arising from time to time in the ordinary course of our business. In the opinion of management, after consultation with legal counsel, the ultimate disposition of any such matters as of March 31, 2023 and December 31, 2022, are not expect to have a materially adverse effect on the consolidated financial position or results of operations of the Company.

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

Leases

The Company leases its offices, manufacturing, and warehouse facility in San Diego County under a non-cancelable operating lease. Our corporate headquarters are in a leased space comprising of approximately 29,342 square feet in Escondido, California under a lease that was modified in February 2019 and expires in August 2024. The Company also leases a 3,208 square foot facility in Salt Lake City, Utah that houses our Ion software development team which expires in June 2023. The Company is the lessee of 1,632 square feet located in Anaheim, California, which expires in June 2023. OSS Europe leases space comprised of 8,073 square feet on a month-to-month basis.

For the three month periods ended March 31, 2023 and 2022, rent expense was $137,569 and $161,535, respectively.

Other information related to leases as of the three month periods ended March 31, 2023 and 2022, was as follows:

	For the Three Months Ended March 31,
	2023	2022
Operating lease cost	$137,569	$160,910
Total lease cost	$137,569	$160,910

Cash paid for amounts included in the measurement of operating lease liabilities:
Operating cash flows from operating leases	-	-

Right-of-use assets obtained in exchange for new operating lease liabilities	-	-

Weighted-average remaining lease term - operating leases	17.5 months	32 months
Weighted-average discount rate - operating leases	12.7%	12.3%

The following table presents a maturity of the Company’s operating lease liabilities as of March 31, 2023:

Year	Operating Leases
Remainder of 2023	$445,270
2024	412,433
Total lease payments	857,703
Less: Amount representing interest	(58,812)
Present value of lease payment	798,891
Less: current portion of operating lease obligation	(541,177)
Operating lease obligation, net of current portion	$257,714

Purchase Commitments

In the normal course of business, the Company may enter into purchase commitments for inventory components to be delivered based upon non-cancellable, pre-established, delivery schedules that are over a period that may exceed one year. Total non-cancellable purchase orders as of March 31, 2023, were $12,095,680.

Customer Concentration

During the three month periods ended March 31, 2023 and 2022, the Company had one customer, in each period that accounted for (in the aggregate) approximately 29% and 27%, respectively, of revenue for which each represented greater than 10% of our consolidated quarterly revenue.

As of March 31, 2023 and December 31, 2022, the Company had one and two customers, respectively, in each period that accounted for (in the aggregate) approximately 45% and 47%, respectively, of trade accounts receivables for which each of such customer’s balances represented greater than 10% of our consolidated trade accounts receivable balance.

During the three month periods ended March 31, 2023 and 2022, the Company had approximately 18% and 25%, respectively, of purchases from vendors/suppliers for which each represents greater than 10% of our consolidated purchases.

NOTE 11 – NET (LOSS) INCOME PER SHARE

Basic and diluted net (loss) income per share were calculated as follows for the three periods ended March 31, 2023 and 2022:

	For the Three Months Ended March 31,
	2023	2022
Basic and diluted net (loss) income per share:
Numerator:
Net (loss) income	$(400,512)	$579,234
Denominator:
Weighted average common shares outstanding - basic	20,251,509	18,886,939
Effect of dilutive securities	-	877,130
Weighted average common shares outstanding - diluted	20,251,509	19,764,069
Net (loss) income per common share:
Basic	$(0.02)	$0.03
Diluted	$(0.02)	$0.03

NOTE 12 – REVENUE, SEGMENT AND GEOGRAPHIC INFORMATION

The Company operates in two reportable segments: (i) the design and manufacture of high-performance customized computers and flash arrays, in-flight entertainment & connectivity, and (ii) our subsidiary, OSS Europe, which operates as a value-added reseller with minimal product customization. The Company evaluates financial performance on a company-wide basis.

Segment detail for the three month periods ended March 31, 2023 and 2022, was as follows:

	For the Three Months Ended March 31, 2023			For the Three Months Ended March 31, 2022
	OSS	OSS Europe	Total	OSS	OSS Europe	Total
Revenues	$8,630,586	$8,151,308	$16,781,894	$10,582,042	$6,470,635	$17,052,677
Cost of revenues	(5,501,710)	(6,209,422)	(11,711,132)	(6,801,711)	(5,110,311)	(11,912,022)
Gross profit	3,128,876	1,941,886	5,070,762	3,780,331	1,360,324	5,140,655
Gross margin %	36.3%	23.8%	30.2%	35.7%	21.0%	30.1%
Total operating expenses	(4,238,093)	(1,029,017)	(5,267,110)	(3,628,616)	(861,908)	(4,490,524)
(Loss) income from operations	$(1,109,217)	$912,869	$(196,348)	$151,715	$498,416	$650,131

Revenue from customers with non-U.S. billing addresses represented approximately 60% and 70% of the Company’s revenue during the three month periods ended March 31, 2023 and 2022, respectively.

As of March 31, 2023, substantially all the Company’s long-lived assets are located in the United States of America, with the exception of assets of $234,685 located in Germany.

NOTE 13 – SUBSEQUENT EVENTS

The Company’s management has evaluated subsequent events after the consolidated balance sheet dated as of March 31, 2023, through the date of filing of this Quarterly Report. Based upon the evaluation, management has determined that, other than as disclosed in the accompanying notes, no subsequent events have occurred that would require recognition in the accompanying consolidated financial statements or disclosure in the notes thereto.

Revolving line of credit

The Company's domestic revolving line of credit of $2,000,000 with Torrey Pines Bank expired pursuant to its terms on April 11, 2023, but was renewed on April 20, 2023 with expiration on June 11, 2024. Going forward, the line of credit renews on an annual basis at the current prime rate, unless terminated by either party. To access this line of credit the Company must maintain cash and investments balances at a minimum of $4,000,000. No balance was outstanding on March 31, 2023 and December 31, 2022, respectively.

Lease agreements

The Company leases a 3,208 square foot facility in Salt Lake City, Utah that houses our Ion software development team which was scheduled to expire pursuant to its terms on June 30, 2023. Commencing on July 1, 2023, this lease has been renewed for an additional two year period at a monthly rate of $3,855 with a 3% annual increase.

The Company is the lessee of 1,632 square feet located in Anaheim, California, which was scheduled to expire pursuant to its terms on June 30, 2023. Commencing on July 1, 2023, this lease has been renewed for an additional two year period at a monthly rate of $2,856 with a 5.7% annual increase and with one month of rental concession.

Raun amended and restated employment agreement

As previously disclosed by the Company in its filings with the Securities and Exchange Commission on February 9, 2023, the Company announced that David Raun, the Company’s chief executive officer, will be stepping down, effective upon the appointment of his successor. In connection with the anticipated transition, on April 3, 2023, the Company and Mr. Raun entered into an Amended and Restated Employment Agreement (the “A&R Agreement”), which supersedes that certain Employment Agreement between the Company and Mr. Raun, dated June 24, 2020, as amended by that Amendment to Employment Agreement, dated July 15, 2020 (collectively, the “Prior Agreement”).

The term of the A&R Agreement commenced on April 3, 2023 (the “Effective Date”) and will remain in effect until the earlier of (i) June 24, 2023 and (ii) the first date on which Mr. Raun’s successor commences his or her employment as the Chief Executive Officer of the Company, unless earlier terminated or extended pursuant to terms of the A&R Agreement.

The terms and conditions of the A&R Agreement are substantially similar to those included in the Prior Agreement, with the exception of the following material changes: (i) in addition to his base salary, which remains unchanged, Mr. Raun shall be entitled to receive a retention bonus that is equivalent to 50% of his base salary, which shall be prorated on a daily basis through his termination date; (ii) Mr. Raun shall be eligible to receive, at the sole discretion of the Company’s board of directors, a performance-based grant of 201,000 RSUs (the “Incentive RSUs”) pursuant to the Company’s 2017 Equity Incentive Plan, which, if granted, shall vest at a rate of 183.5 RSUs per day, commencing February 2, 2023 and ending on his termination date, provided that any of such Incentive RSUs that remain unvested as of his termination date shall be forfeited and cancelled; (iii) in addition to those severance payments payable to Mr. Raun in the event that his employment is terminated for a reason other than “good cause,” as set forth in Section 12(b) of the Prior Agreement and A&R Agreement, and except with respect to any unvested Incentive RSUs, all other RSUs held by Mr. Raun that are scheduled to vest within twelve months from his termination date shall be accelerated to vest as of the date of termination, provided, that with respect to that tranche of unvested RSUs held by Mr. Raun that is scheduled to vest on August 3, 2024, the Company further agrees to prorate and accelerate the vesting of that portion of such tranche that would otherwise vest within twelve months of the termination date if vesting of the RSUs in such tranche were to vest on a daily basis (as opposed to a six month basis) (collectively, the “Severance Benefits”); (iv) Mr. Raun shall also be entitled to receive the Severance Benefits in the event that the A&R Agreement expires pursuant to its terms, subject to execution of a release and waiver by Mr. Raun; and (v) the Board agrees to nominate Mr. Raun for election to the Company’s board of directors at the Company’s 2023 Annual Meeting of Shareholders.

Amendment to Bylaws

On April 7, 2023, the Company amended its Amended and Restated Bylaws (the “Bylaws”) to (i) revise Article II, Section 2.5 of the Bylaws to incorporate those requirements set forth in Rule 14a-19 of the Securities Exchange Act of 1934, as amended, as recently implemented by the SEC; and (ii) to revise Article II, Section 2.8 of the Bylaws to decrease the quorum threshold necessary to conduct business at shareholder meetings of the Company to one-third of the voting power of the Company’s capital stock issued and outstanding as of the relevant record date. The foregoing amendments are set forth in a Certificate of Amendment to the Bylaws. Pursuant to Article X of the Bylaws, shareholder approval was not required to amend the Bylaws.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and operating results together with our financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q (this "Quarterly Report"). This discussion and analysis contain forward-looking statements based upon current beliefs, plans and expectations that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” or in other parts of this Quarterly Report. In evaluating our business, you should carefully consider the information set forth under the heading “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 23, 2023. Readers are cautioned not to place undue reliance on these forward-looking statements.

Overview

One Stop Systems, Inc. (“OSS”) designs, manufactures, and markets specialized high-performance compute and storage hardware, software, and systems, which are designed to target edge artificial intelligence ("AI") Transportable deployments. These specialized modules and systems consist of computers and storage products that incorporate the latest state-of-the art components with our embedded proprietary software. Such modules and systems allow our customers to offer high-end computing capabilities (often integrated within their equipment) to their target markets and applications. Edge computing is a form of computing that is done on site, near a particular data source or the user (rather than in the cloud), minimizing the need for data to be processed in a remote data center. The global increase in load on the cloud infrastructure and increase in AI applications are the primary factors driving the growth of the edge computing market. We market our products to manufacturers of automated equipment used for medical, industrial, and military applications. Our customer applications often require connection to a wide array of data sources and sensors, ultra-fast processing power, and the ability to quickly access and store large and ever-growing data sets at their physical location (rather than in the cloud). This equipment requires datacenter class performance optimized for deployment at the edge in challenging environments. Many of these edge applications have unique requirements, including special and compact form factors ruggedized for harsh conditions, which cannot be accommodated by traditional controlled air-conditioned data centers. We believe that we are uniquely positioned as a specialized provider to address the needs of this market, providing custom servers, data acquisition platforms, compute accelerators, solid-state storage arrays, system I/O expansion systems, as well as edge optimized industrial and panel PCs, tablets, and handheld compute devices. Our systems also offer industry leading capabilities that occupy less physical space and require less power consumption. We deliver this high-end technology to our customers through the sale of equipment and embedded software.

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

Furthermore, in the first quarter of 2023, we implemented certain internal organizational changes to align our US-based operations with, and to further support and accelerate, our strategy to focus on the AI Transportables industry, and our military business in particular. In furtherance of this strategy and our goals, we are taking various steps to strengthen our management team with individuals who have deep experience and high-level contacts in the defense sector. In connection with this transition, on February 9, 2023, we announced that David Raun, the Company’s chief executive officer, will be stepping down, effective upon the appointment of his successor. Mr. Raun will continue to serve as a member of the Company’s board of directors. Additionally, in connection with this transition, we also (i) appointed James Ison, our chief marketing and sales officer, as our chief product officer, (ii) initiated a search for a vice president of sales, (iii) implemented a reduction in force, consisting of 12 employees, in those areas of our business that we are transitioning our focus away from; and (iv) made certain other internal structural changes.

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

Members of the Strategic Transition Committee consist of Jack Harrison (chair of the committee), Gioia Messinger and Kenneth Potashner. As compensation for the services that they are expected to perform as members of the Strategic Transition Committee (i) Mr. Harrison and Ms. Messinger shall be entitled to receive $2,000 per month in cash, commencing January 1, 2023, and continuing for so long as the Strategic Transition Committee remains in effect, which cash payments shall be paid to each of the relevant members in one lump sum at or about such time that the Strategic Transition Committee is disbanded, and (ii) Mr. Potashner shall be entitled to receive (A) 3,333 shares of Company common stock per month, commencing November 1, 2022, and continuing for so long as the Strategic Transition Committee remains in effect, which shares shall be issued to Mr. Potashner in one grant at or about such time that the Strategic Transition Committee is disbanded, and (B) a one-time cash payment equal to 30% of the total value of the shares issued to Mr. Potashner to cover taxes payable in connection with the issuance of such shares.

In connection with the anticipated transition to a new chief executive officer, on April 3, 2023, the Company and Mr. Raun entered into an Amended and Restated Employment Agreement (the “A&R Agreement”), which supersedes that certain Employment Agreement between the Company and Mr. Raun, dated June 24, 2020, as amended by that Amendment to Employment Agreement, dated July 15, 2020 (collectively, the “Prior Agreement”).

The term of the A&R Agreement commenced on April 3, 2023 (the “Effective Date”) and will remain in effect until the earlier of (i) June 24, 2023 and (ii) the first date on which Mr. Raun’s successor commences his or her employment as the chief executive officer of the Company, unless earlier terminated or extended pursuant to terms of the A&R Agreement.

The terms and conditions of the A&R Agreement are substantially similar to those included in the Prior Agreement, with the exception of the following material changes: (i) in addition to his base salary, which remains unchanged, Mr. Raun shall be entitled to receive a retention bonus that is equivalent to 50% of his base salary, which shall be prorated on a daily basis through his termination date; (ii) Mr. Raun shall be eligible to receive, at the sole discretion of the Company’s board of directors, a performance-based grant of 201,000 RSUs (the “Incentive RSUs”) pursuant to the Company’s 2017 Equity Incentive Plan, which, if granted, shall vest at a rate of 183.5 RSUs per day, commencing February 2, 2023 and ending on his termination date, provided that any of such Incentive RSUs that remain unvested as of his termination date shall be forfeited and cancelled; (iii) in addition to those severance payments payable to Mr. Raun in the event that his employment is terminated for a reason other than

“good cause,” as set forth in Section 12(b) of the Prior Agreement and A&R Agreement, and except with respect to any unvested Incentive RSUs, all other RSUs held by Mr. Raun that are scheduled to vest within twelve months from his termination date shall be accelerated to vest as of the date of termination, provided, that with respect to that tranche of unvested RSUs held by Mr. Raun that is scheduled to vest on August 3, 2024, the Company further agrees to prorate and accelerate the vesting of that portion of such tranche that would otherwise vest within twelve months of the termination date if vesting of the RSUs in such tranche were to vest on a daily basis (as opposed to a six month basis) (collectively, the “Severance Benefits”); (iv) Mr. Raun shall also be entitled to receive the Severance Benefits in the event that the A&R Agreement expires pursuant to its terms, subject to execution of a release and waiver by Mr. Raun; and (v) the Board agrees to nominate Mr. Raun for election to the Company’s board of directors at the Company’s 2023 Annual Meeting of Stockholders.

Additionally, on April 7, 2023, we amended our Amended and Restated Bylaws (the “Bylaws”) to (i) revise Article II, Section 2.5 of the Bylaws to incorporate those requirements set forth in Rule 14a-19 of the Securities Exchange Act of 1934, as amended, as recently implemented by the SEC; and (ii) revise Article II, Section 2.8 of the Bylaws to decrease the quorum threshold necessary to conduct business at shareholder meetings of the Company to one-third of the voting power of the Company’s capital stock issued and outstanding as of the relevant record date. Pursuant to Article X of the Bylaws, stockholder approval was not required to amend the Bylaws.

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

Additionally, in March 2023, Silicon Valley Bank, and Signature Bank, and most recently on May 1, 2023, First Republic Bank, were closed and taken over by the FDIC, which has created significant market disruption for those who bank with those institutions, and which raised significant concern regarding the stability of the banking system in the United States, and in particular with respect to regional banks. If other banks and financial institutions enter receivership or become insolvent in the future in response to financial conditions affecting the banking system and financial markets, our ability to access our cash and cash equivalents may be threatened and such events could have a material adverse effect on our business and financial condition.

With respect to our media and entertainment business, we are seeing an acceleration in our customer’s investment in cloud technology and a drive towards less intelligent compute capability at the edge to reduce the costs of their componentry. This is particularly true of their virtual products, which do not require the same level of ruggedization as this system is not typically operated in harsh environments and for which software is being developed to eventually provide a real-time cloud solution. As a result, our customer has begun transitioning to a lower cost, commodity type equipment solution, and we are experiencing a decrease in the demand for our high-compute, ruggedized media and entertainment focused equipment and our expertise.

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

As a result of these global issues, as well as other factors discussed in this Quarterly Report, it has been difficult to accurately forecast our revenues or financial results, especially given the near and long-term impacts of the pandemic, geopolitical issues, inflation, the Federal Reserve interest rate increases and the potential for a recession. In addition, while the potential impact and duration of these issues on the economy and our business may be difficult to assess or predict, these world events have resulted in, and may continue to result in, significant disruption of global financial markets, and may reduce our ability to access additional capital, which could negatively affect our liquidity in the future. Our results of operations could be materially below our forecasts as well, which could adversely affect our results of operations, disappoint analysts and investors, or cause our stock price to decline.

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

Components of Results of Operations

Revenue

The Company recognizes revenue under accounting standard ASC 606. Revenue is primarily generated from the sale of computer hardware and engineering services, and, to a minimal extent, revenue is also generated from the sale of software and sales of software maintenance and support contracts. The Company’s performance obligations are satisfied over time as work is performed or at a point in time. The majority of the Company’s revenue is recognized at a point in time when products ship and control is deemed to be transferred to the customer. The Company determines revenue recognition through the following steps: (1) identification of the contract with a customer; (2) identification of the performance obligations in the contract; (3) determination of the transaction price; (4) allocation of the transaction price to the performance obligations in the contract; and (5) recognition of revenue when, or as, a performance obligation is satisfied.

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

Results of Operations

The following tables set forth our results of operations for the three month periods ended March 31, 2023 and 2022, presented in dollars and as a percentage of revenue, respectively.

	For the Three Months Ended March 31,
	2023	2022
Revenue	$16,781,894	$17,052,677
Cost of revenue	11,711,132	11,912,022
Gross profit	5,070,762	5,140,655
Operating expenses:
General and administrative	2,285,101	1,774,689
Marketing and selling	1,786,681	1,471,720
Research and development	1,195,328	1,244,115
Total operating expenses	5,267,110	4,490,524
(Loss) income from operations	(196,348)	650,131
Other income (expense), net:
Interest income	110,266	51,005
Interest expense	(32,705)	(58,715)
Other (expense) income, net	(20,223)	102,121
Total other income, net	57,338	94,411
(Loss) income before income taxes	(139,010)	744,542
Provision for income taxes	261,502	165,308
Net (loss) income	$(400,512)	$579,234

	For the Three Months Ended March 31,
	2023	2022
Revenue	100.0%	100.0%
Cost of revenue	69.8%	69.9%
Gross profit	30.2%	30.1%
Operating expenses:
General and administrative	13.6%	10.4%
Marketing and selling	10.6%	8.6%
Research and development	7.1%	7.3%
Total operating expenses	31.4%	26.3%
(Loss) income from operations	-1.17%	3.8%
Other income (expense), net:
Interest income	0.7%	0.3%
Interest expense	-0.2%	-0.3%
Other (expense) income, net	-0.1%	0.6%
Total other income, net	0.3%	0.6%
(Loss) income before income taxes	-0.8%	4.4%
Provision for income taxes	1.6%	1.0%
Net (loss) income	-2.4%	3.4%

Comparison of the three month periods ended March 31, 2023 and 2022:

Revenue, cost of revenue and gross profit:

	For the Three Months Ended March 31, 2023				For the Three Months Ended March 31, 2022
Entity:	Revenue	Cost of Revenue	Gross Profit	Gross Margin %	Revenue	Cost of Revenue	Gross Profit	Gross Margin %
OSS	$8,630,586	$(5,501,710)	$3,128,876	36.3%	$10,582,042	$(6,801,711)	$3,780,331	35.7%
OSS Europe	8,151,308	(6,209,422)	1,941,886	23.8%	6,470,635	(5,110,311)	1,360,324	21.0%
	$16,781,894	$(11,711,132)	$5,070,762	30.2%	$17,052,677	$(11,912,022)	$5,140,655	30.1%

Revenue

For the three months ended March 31, 2023, our total revenue decreased $270,783, or 1.6%, as compared to the same period in 2022. OSS saw a decrease in revenue of $1,951,456, or 18.4%, as compared to the same period in 2022. The majority of this decrease is primarily attributable to decreases in shipments to our media and entertainment customer. OSS Europe experienced an increase of $1,680,673, or 26.0%, as compared to the same period in 2022 as a result of additional project based related business, increases in the number of smaller accounts and having available inventory.

Cost of revenue and gross profit

Cost of revenue decreased $200,890, or 1.7%, for the three months ended March 31, 2023, as compared to the same period in 2022. OSS saw a decrease in cost of revenue of $1,300,001, or 19.1%, as compared to the same period in 2022. This decrease in cost of revenue is mainly attributable to a decrease in our sales to our media and entertainment customer (disguise). OSS Europe’s cost of revenue increased $1,099,111, or 21.5%, as compared to the same period in 2022 due to additional sales attributable to project based related business, increases in the number of smaller accounts and having available inventory.

The overall gross margin percentage was 30.2% (almost flat compared to the same period in 2022 of 30.1%). OSS’ gross margin percentage for the three months ended March 31, 2023, was 36.3%, an improvement of 0.6 percentage points as compared to the prior year period in 2022 of 35.7%, due to the predominance of higher margin data storage units and componentry to Raytheon. OSS Europe contributed gross margin at a rate of 23.8%, as compared to the same period in 2022 of 21.0%, an increase of 2.8 percentage points, resulting from intelligent stock management of having sought-after products available.

Operating expenses

General and administrative expense

General and administrative expense increased $510,412, or 28.8%, for the three months ended March 31, 2023, as compared to the same period in 2022. OSS experienced an increase of $470,568, or 35.1%. The increase in general and administrative expense is primarily attributable to increased costs associated with our organizational restructuring and outside professional services. OSS Europe had an increase of $39,844, or 9.2% attribution to increased employee costs attributable to new employees and expenditures for additional computer storage. Overall, total general and administrative expense increased as a percentage of revenue to 13.6% for the three months ended March 31, 2023, as compared to 10.4% during the same period in 2022.

Marketing and selling expense

Marketing and selling expense increased $314,961, or 21.4%, for the three months ended March 31, 2023, as compared to the same period in 2022. OSS had an increase of $197,438, or 17.2%, which was mainly attributable to a return to a more normalized business environment, which included additional costs for tradeshows, advertising, travel and severance benefits for personnel. OSS Europe had an increase of $117,523, or 36.7%, primarily resulting from the addition of new marketing personnel and sales collateral material. Generally, both OSS and OSS Europe experienced additional marketing expenses, as markets have reopened from the restrictions that were imposed during the height of the COVID-19 pandemic. Overall, total marketing and selling expense increased as a percentage of revenue to 10.6% during the three months ended March 31, 2023, as compared to 8.6% during the same period in 2022.

Research and development expense

Research and development expense decreased $48,787, or 3.9%, for the three months ended March 31, 2023, as compared to the same period in 2022. OSS saw a decrease of $58,529, or 5.2%. The decrease was largely driven by engineering resources being deployed on chargeable projects, which costs are reclassified as a component of costs of sales. OSS Europe experienced a modest increase of $9,742, or 9.1%. This increase was attributable to increased testing of product to support the increase in revenue. Overall, total research and development expense as a percentage of revenue decreased as a percentage of revenue to 7.1% during the three months ended March 31, 2023, as compared to 7.3% during the same period in 2022.

Interest income

Interest income increased $59,261 for the three months ended March 31, 2023, as compared to the same period in 2022. The increase is attributable to higher interest rates on qualified short-term investments that meet Company requirements.

Interest expense

Interest expense decreased $26,010 for the three months ended March 31, 2023, as compared to the same period in 2022 as a result of the maturity of the senior secured convertible note that matured on April 1, 2022.

Other income (expense), net

Other income (expense), for the three months ended March 31, 2023, resulted in net other expense of $20,223, as compared to net other income of $102,121, in the same period in 2022, for a net decrease of $122,344. The most significant contributions to the year-over-year change include the sale of a URL for Magma.com in 2022 for $125,000.

Provision for income taxes

We have recorded an income tax provision of $261,502 and $165,308, respectively, for the three months ended March 31, 2023 and 2022. The effective tax rate for the three months ended March 31, 2023 and 2022, differed from the statutory rate mainly due to permanent non-deductible goodwill amortization for OSS Europe, change in valuation allowance, deductions related to expenses of OSS stock options, research and development credits, and changes in reserves for uncertain tax positions, as well as projecting foreign and state tax liabilities for the year. Under the Tax Cuts and Jobs Act of 2017, research and development costs are no longer fully deductible and are required to be capitalized and amortized for U.S. tax purposes effective January 1, 2022. The mandatory capitalization requirement increases our deferred tax assets and the related valuation allowance and may have an impact on payment of tax liabilities. The effective tax rate for the three months ended March 31, 2023, was 28.9%, as compared to 20.7% in the prior period in 2022.

Liquidity and Capital Resources

Historically, our primary sources of liquidity have been provided by public and private offerings of our securities and revenues generated from our business operations. As of March 31, 2023, we had total cash and cash equivalents of $3,470,061, with short-term investments of $9,218,870, and total working capital of $34,758,585. Cash and cash equivalents held by OSS Europe totaled US$1,581,071 on March 31, 2023. OSS Europe’s debt covenants do not permit the use of those funds by its parent company.

During the year ended December 31, 2022, we had income from operations of $1,568,328, with cash used by operating activities of $7,806,025.

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

As discussed elsewhere in this Quarterly Report, during the first quarter of 2023, the general consensus among economists continued to suggest that we should expect a higher recession risk to continue over the next year, which could result in further economic uncertainty and volatility in the capital markets in the near term and could negatively affect our operations. We intend to continue to monitor the effects of inflation, global supply chain shortages and the economic conditions, and, if appropriate, we may alter our plans to address such concerns as they may arise.

Management’s plans are to continue their efforts towards responding to the changing economic landscape, including inflation, foreign currency exchange rates, a potential recession, increases in the Federal Reserve interest rate, the current instability of the banking system in the United States, supply chain constraints and international conflicts, by continuing to control hiring and operating costs, conserve cash, focus on improving margin.

While management expects these actions and continued diligence towards cost growth and containment will result in a decreased rate of growth in costs as compared to revenue growth, our results of operations for the three months ended March 31, 2023 and the year ended December 31, 2022 improved partially as a result of such actions, management is also committed to conserving cash and securing debt and/or equity financing, as required, for liquidity to meet our cash requirements through at least a period of the next twelve months.

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

The following table summarizes our cash flows for the three month periods ended March 31, 2023 and 2022:

	For the Three Months Ended March 31,
Cash flows:	2023	2022
Net cash provided by (used in) operating activities	$23,964	$(5,018,398)
Net cash provided by investing activities	$833,524	$1,028,504
Net cash (used by) provided by financing activities	$(525,933)	$1,131,345

Operating Activities

During the three month period ended March 31, 2023, we provided $23,964 in cash for operating activities, a difference of $5,042,362 when compared to the cash used by operating activities of $5,018,398 during the same period in 2022.

The change in cash used in operating activities during the three month period ended March 31, 2023, as compared to the same period in 2022, is primarily a result of a reduction in profitability from net income in 2022 of $579,234, to a net loss of $400,512 in the current year, a reduction of $979,746. Net favorable adjustments in the current period for non-cash items of $259,836, which were comprised of $424,536 of favorable non-cash items, offset by $164,699 of negative non-cash items that did not affect operating cash flow. Additionally, there was a net increase in the use of operating cash flow for working capital items of $5,762,271.

Net working capital requirements for the three month period ended March 31, 2023, were $483,324, as compared to the prior year period uses of working capital of $6,245,595, a reduction in the use of working capital of $5,762,271. The source of working capital of $7,491,142 was attributable to changes in accounts receivables, inventory levels and accrued expenses and other liabilities for the comparable period. These sources were offset by uses of working capital of $1,728,871 being applied to changes in and prepaid expenses and other current assets and accounts payable.

Our ability to generate cash from operations in future periods will depend in large part on our profitability, the rate and timing of collections of our accounts receivable, our inventory turns and our ability to manage other areas of working capital, including accounts payable and accrued expenses.

Investing Activities

During the three month period ended March 31, 2023, the Company generated cash of $833,524 in investing activities, as compared to $1,028,504 provided by investing activities during the prior year period in 2022, a net decrease of $194,980. The source of investing funds was attributable to the redemption of short-term investments in both years and the sale of the Magma.com URL in the prior year. Additionally, the Company continues to enhance the capabilities of its ERP system, and purchase test equipment for the engineering department. We do not anticipate any significant investments not normally anticipated in the original course of business in the near term.

Financing Activities

Given the current economic, financial, and geopolitical instability, the Company believes it is imperative to maintain opportunities for additional financial resources to ensure financial stability during trying economic times. During the three month period ended March 31, 2023, the Company used $525,933 in cash for debt service payments on OSS Europe borrowings and payment of tax on the net exercise of vested RSUs. During the same period in 2022, the Company generated cash through proceeds for new borrowings for inventory at OSS Europe.

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

As discussed in this Quarterly Report, the world has been affected due to the COVID-19 pandemic, the ongoing conflict between Russia and Ukraine and economic uncertainty, amongst other things. Inflation has risen, Federal Reserve interest rates have increased recently, there is currently a concern regarding instability of the banking systems in the United States and the general consensus among economists suggests that we should continue to expect a higher recession risk to continue over the next year. These factors, amongst other things, could result in further economic uncertainty and volatility in the capital markets in the near term, and could negatively affect our operations.

Additionally, in March 2023, Silicon Valley Bank, and Signature Bank, and most recently on May 1, 2023, First Republic Bank, were closed and taken over by the FDIC, which has created significant market disruption for those who bank with those institutions, and which raised significant concern regarding the stability of the banking system in the United States, and in particular with respect to regional banks. If other banks and financial institutions enter receivership or become insolvent in the future in response to financial conditions affecting the banking system and financial markets, our ability to access our cash and cash equivalents may be threatened and such events could have a material adverse effect on our business and financial condition.

With respect to our media and entertainment business, we are seeing an acceleration in our customer’s investment in cloud technology and a drive towards less intelligent compute capability at the edge to reduce the costs of their componentry. This is particularly true of their virtual products, which do not require the same level of ruggedization as this system is not typically operated in harsh environments and for which software is being developed to eventually provide a real-time cloud solution. As a result, our customer has begun transitioning to a lower cost, commodity type equipment solution, and we are experiencing a decrease in the demand for our high-compute, ruggedized media and entertainment focused equipment and our expertise.

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

In the first quarter of 2023, we implemented certain internal organizational changes to align our US-based operations with, and to further support and accelerate our strategy to focus on the AI Transportables industry, and our military business in particular. In furtherance of this strategy and our goals, on February 9, 2023, we announced that David Raun, the Company’s chief executive officer, will be stepping down, effective upon the appointment of his successor. Mr. Raun will continue to serve as a member of the Company’s board of directors.

Also, the potential for growth in new markets is uncertain. We will continue to explore these opportunities until such time as we either generate sales or determine that resources would be more efficiently used elsewhere.

Inflation

We experienced some affects due to inflation during the most recent period, including increased product pricing of semiconductor products, increased transportation costs due to increases in the cost of energy and general price increases due to inflation in the economy. Although the Company attempts to pass on increases in raw material, labor, energy and fuel-related costs to our customers, the Company’s ability to do so is dependent upon the rate and magnitude of any increase, competitive pressures and market conditions for the Company’s products. There have been in the past, and may be in the future, periods of time during which increases in these costs cannot be fully recovered. These increasing costs are being aggressively managed by the Company and actions are being taken to minimize the impact to the Company, particularly in the purchase of inventories to minimizing price increases. Inflation affects the Company’s manufacturing costs, distribution costs and operating expenses.

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

Our accounting policies and estimates that are most critical to the presentation of our results of operations and financial condition, and which require the greatest use of judgments and estimates by management, are designated as our critical accounting policies. See further discussion of our critical accounting policies under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ended December 31, 2022.

We periodically re-evaluate and adjust our critical accounting policies as circumstances change. There were no significant changes to our critical accounting policies during the three month period ended March 31, 2023, except for adoption of ASU 2016-13, "Financial Instruments-Credit Losses" (Topic 326): Measurement of Credit Losses on Financial Instruments".

Recently implemented accounting pronouncements

Effective January 1, 2023, the Company implemented ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”). See Note 2 "Significant Accounting Policies" in the accompanying condensed consolidated financial statements.

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

Concentration of credit risk

At times, deposits held with financial institutions may exceed the amount of insurance provided by the Federal Deposit Insurance Corporation (“FDIC”) and Securities Investor Protection Corporation (“SIPC”), of which both provide basic deposit coverage with limits up to $250,000 per owner. As of March 31, 2023, the Company had $1,360,518 of cash in our accounts that exceeded the insurance limits. The Company has not experienced any losses in these accounts, and believes that the financial institutions at which such amounts are held are stable; however, no assurances can be provided. In Germany, the deposit insurance is €100,000 per bank, per customer. OSS Europe has funds on deposit in both Euro and U.S. dollar denominations of €1,261,987 (US$1,372,071) with banks in excess of the insurance limits.

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

OSS GmbH operates as an extension of OSS’ domestic operations and acquired OSS Europe in October 2018. The functional currency of OSS GmbH is the Euro. Transactions denominated in currencies other than the functional currency are remeasured to the functional currency at the average exchange rate in effect during the period. At the end of each reporting period, monetary assets and liabilities are translated using exchange rates in effect at the balance sheet date. Non-monetary assets and liabilities are remeasured at historical exchange rates. Consequently, changes in the exchange rates of the currencies may impact the translation of the foreign subsidiaries’ statements of operations into U.S. dollars, which may in turn affect our consolidated statement of operations. The resulting foreign currency translation adjustments are recorded as a separate component of accumulated other comprehensive income in the consolidated statement of comprehensive income.

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

	For the Three Months Ended March 31,
	2023	2022
Net (loss) income	$(400,512)	$579,234
Depreciation and amortization	272,273	269,791
Stock-based compensation expense	474,209	382,828
Interest expense	32,705	58,715
Interest income	(110,266)	(51,005)
Provision for income taxes	261,502	165,308
Adjusted EBITDA	$529,911	$1,404,871

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

The following table reconciles non-GAAP net income and basic and diluted earnings per share:

	For the Three Months Ended March 31,
	2023	2022
Net (loss) income	$(400,512)	$579,234
Amortization of intangibles	15,808	15,809
Stock-based compensation expense	474,209	382,828
Non-GAAP net income	$89,505	$977,871
Non-GAAP net income per share:
Basic	$0.00	$0.05
Diluted	$0.00	$0.05
Weighted average common shares outstanding:
Basic	20,251,509	18,886,939
Diluted	20,380,383	19,764,069

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

	For the Three Months Ended March 31,
Cash flow:	2023	2022
Net cash provided by (used in) operating activities	$23,964	$(5,018,398)
Capital expenditures	(85,085)	(85,841)
Free cash flow	$(61,121)	$(5,104,239)

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

Evaluation of Disclosure Controls and Procedures

Management is required to evaluate our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures are controls and other procedures designed to provide reasonable assurance that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include controls and procedures designed to provide reasonable assurance that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on our management’s evaluation (with the participation of our principal executive officer and principal financial officer), our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective at a reasonable assurance level as of the end of the period covered by this report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2023, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

For a description of our material pending legal proceeding, please see Note 10, Commitments and Contingencies, to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report.

Item 1A. Risk Factors.

Please carefully consider the information set forth in this Quarterly Report on Form 10-Q and the risk factors discussed in Part I, Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2022, which could materially affect our business, financial condition, or future results. In evaluating our business, you should carefully consider the risk factors discussed in our Annual Report on Form 10-K, as updated by our subsequent filings under the Exchange Act. The occurrence of any of the risks discussed in such filings, or other events that we do not currently anticipate or that we currently deem immaterial, could harm our business, prospects, financial condition and results of operations. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Index

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1	Agreement and Plan of Merger and Reorganization, dated August 22, 2018, with Concept Development Inc.	8-K	001-38371	2.1	September 6, 2018

2.2	Share Purchase Agreement, dated October 31, 2018, with Bressner Technology GmbH.	8-K	001-38371	2.1	November 6, 2018

3.1	Amended and Restated Certificate of Incorporation (currently in effect).	8-K/A	001-38371	3.1	March 21, 2018

3.2	Bylaws, as amended (currently in effect).	8-K	001-38371	3.2	February 6, 2018

3.3	Certificate of Amendment to the Amended and Restated Bylaws of the Company, dated April 7, 2023.	8-K	001-38371	3.1	April 7, 2023

4.1	Second Amended and Restated Investors’ Rights Agreement, dated January 2007.	S-1	333-222121	4.2	December 18, 2017

4.2	Common Shareholder Piggyback Registration Rights Agreement, dated July 15, 2016.	S-1	333-222121	4.3	December 18, 2017

10.1	Amended and Restated Employment Agreement between One Stop Systems, Inc. and David Raun, dated April 3, 2023.	8-K	001-38371	10.1	April 7, 2023

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*

101 INS	Inline XBRL Instance Document	**

101 SCH	Inline XBRL Taxonomy Extension Schema Document	**

101 CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	**

101 LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	**

101 PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	**

101 DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	**

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101 attachments)	**

* Furnished herewith

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

One Stop Systems, Inc.

Date: May 11, 2023	By:	/s/ David Raun
David Raun
President and Chief Executive Officer (Principal Executive Officer)

Date: May 11, 2023	By:	/s/ John W. Morrison Jr.
John W. Morrison Jr.
Chief Financial Officer (Principal Financial and Accounting Officer)