Form 10-Q
period 2023-06-30
ONE STOP SYSTEMS, INC.
filed 2023-08-10
CIK 1394056

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of July 31, 2023, the registrant had 20,543,024 shares of common stock (par value $0.0001) outstanding.

Table of Contents

PART_1_FINANCIAL_INFORMATION

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

In our opinion the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly our financial position, results of operations, and cash flows for the interim periods presented. We have presented financial statements in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). Therefore, such financial statements do not include all disclosures required by accounting principles generally accepted in the United States of America. In preparing these unaudited consolidated financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through the date the unaudited consolidated financial statements were issued by filing with the SEC.

This Quarterly Report on Form 10-Q for the three and six month periods ended June 30, 2023 (this "Quarterly Report"), should be read in conjunction with our audited financial statements for the year ended December 31, 2022, included in our Annual Report on Form 10-K, filed with the SEC on March 23, 2023.

The results of operations for the three and six month periods ended June 30, 2023, are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2023.

ONE STOP SYSTEMS, INC. (OSS)

CONSOLIDATED BALANCE SHEETS

	Unaudited	Audited
	June 30,	December 31,
	2023	2022
ASSETS
Current assets
Cash and cash equivalents	$6,100,317	$3,112,196
Short-term investments (Note 3)	9,321,456	10,123,535
Accounts receivable, net (Note 4)	9,225,346	11,327,244
Inventories, net (Note 5)	21,463,925	20,775,366
Prepaid expenses and other current assets	1,231,609	502,156
Total current assets	47,342,653	45,840,497
Property and equipment, net	2,432,900	2,570,124
Operating lease right-of use assets	569,296	731,043
Deposits and other	48,093	60,243
Goodwill	4,420,510	7,120,510
Intangible assets, net (Note 6)	10,538	42,154
Total Assets	$54,823,990	$56,364,571

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$2,811,093	$4,592,713
Accrued expenses and other liabilities (Note 7)	4,987,695	3,013,869
Current portion of operating lease obligation (Note 10)	583,675	536,588
Current portion of notes payable (Note 8)	3,012,945	2,952,447
Total current liabilities	11,395,408	11,095,617
Long-term debt, net of current portion (Note 8)	-	409,294
Deferred tax liability, net	136,746	138,662
Operating lease obligation, net of current portion (Note 10)	148,830	397,249
Total liabilities	11,680,984	12,040,822
Commitments and contingencies (Note 10)
Stockholders’ equity
Common stock, $0.0001 par value; 50,000,000 shares authorized; 20,543,024 and 20,084,528 shares issued and outstanding, respectively	2,053	2,008
Additional paid-in capital	46,404,428	45,513,807
Accumulated other comprehensive income	1,239,084	510,485
Accumulated deficit	(4,502,559)	(1,702,551)
Total stockholders’ equity	43,143,006	44,323,749
Total Liabilities and Stockholders' Equity	$54,823,990	$56,364,571

See accompanying notes to unaudited consolidated financial statements

ONE STOP SYSTEMS, INC. (OSS)

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Revenue	$17,211,532	$18,303,343	$33,993,426	$35,356,020
Cost of revenue	12,413,594	13,103,025	24,124,726	25,015,047
Gross profit	4,797,938	5,200,318	9,868,700	10,340,973
Operating expenses:
General and administrative	3,072,880	1,821,445	5,357,981	3,596,133
Impairment of goodwill	2,700,000	-	2,700,000	-
Marketing and selling	1,483,965	1,724,913	3,270,646	3,196,633
Research and development	954,650	1,252,037	2,149,978	2,496,152
Total operating expenses	8,211,495	4,798,395	13,478,605	9,288,918
(Loss) income from operations	(3,413,557)	401,923	(3,609,905)	1,052,055
Other income (expense), net:
Interest income	104,785	55,507	215,051	106,512
Interest expense	(23,939)	(44,949)	(56,644)	(103,665)
Employee retention credit (ERC) (Note 2)	1,298,241	-	1,298,241	-
Other income (expense), net	31,837	(4,169)	11,614	97,952
Total other income, net	1,410,924	6,389	1,468,262	100,799
Income before income taxes	(2,002,633)	408,312	(2,141,643)	1,152,854
Provision for income taxes	396,863	85,490	658,365	250,798
Net (loss) income	$(2,399,496)	$322,822	$(2,800,008)	$902,056

Net (loss) income per share:
Basic	$(0.12)	$0.02	$(0.14)	$0.05
Diluted	$(0.12)	$0.02	$(0.14)	$0.04

Weighted average common shares outstanding:
Basic	20,397,741	19,940,902	20,325,029	19,416,832
Diluted	20,397,741	21,180,490	20,325,029	20,346,917

See accompanying notes to unaudited consolidated financial statements

ONE STOP SYSTEMS, INC. (OSS)

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Net (loss) income	$(2,399,496)	$322,822	$(2,800,008)	$902,056
Other comprehensive income (loss):
Net unrealized income (loss) on short-term investments	(13,078)	4,577	867	(1,419)
Currency translation adjustment	388,642	(168,384)	727,732	(218,750)
Total other comprehensive income (loss)	375,564	(163,807)	728,599	(220,169)
Comprehensive (loss) income	$(2,023,932)	$159,015	$(2,071,409)	$681,887

See accompanying notes to unaudited consolidated financial statements

ONE STOP SYSTEMS, INC. (OSS)

UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the Three and Six Months Ended June 30, 2023

	Common Stock			Accumulated Other	Accumulated	Total
	Shares	Amount	Additional Paid-in-Capital	Comprehensive income	(Deficit) Earnings	Stockholders' Equity
Balance, January 1, 2023	20,084,528	$2,008	$45,513,807	$510,485	$(1,702,551)	44,323,749
Stock-based compensation	-	-	474,209	-	-	474,209
Exercise of stock options, RSU's and warrants	274,591	27	(27)	-	-	-
Taxes paid on net issuance of employee stock options	-	-	(326,534)	-	-	(326,534)
Currency translation adjustment	-	-	-	339,090	-	339,090
Net unrealized gain on short-term investments	-	-	-	13,945	-	13,945
Net loss	-	-	-	-	(400,512)	(400,512)
Balance, March 31, 2023	20,359,119	$2,035	$45,661,455	$863,520	$(2,103,063)	$44,423,947
Stock-based compensation	-	-	898,008	-	-	898,008
Exercise of stock options, RSU's and warrants	183,905	18	51,031	-	-	51,049
Taxes paid on net issuance of employee stock options	-	-	(206,066)	-	-	(206,066)
Currency translation adjustment	-	-	-	388,642	-	388,642
Net unrealized gain on short-term investments	-	-	-	(13,078)	-	(13,078)
Net loss	-	-	-	-	(2,399,496)	(2,399,496)
Balance, June 30, 2023	20,543,024	$2,053	$46,404,428	$1,239,084	$(4,502,559)	$43,143,006

See accompanying notes to unaudited consolidated financial statements

ONE STOP SYSTEMS, INC. (OSS)

UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the Three and Six Months Ended June 30, 2022

	Common Stock			Accumulated Other		Total
	Shares	Amount	Additional Paid-in-Capital	Comprehensive Income	Accumulated Earnings / (Deficit)	Stockholders' Equity
Balance, January 1, 2022	18,772,214	$1,877	$41,232,441	$153,361	$571,037	$41,958,716
Adjustment to beginning retained for adoption of lease account (ASC 842)	-	-	-	-	(44,533)	(44,533)
Adjusted beginning balance, January 1, 2022	18,772,214	$1,877	$41,232,441	$153,361	$526,504	$41,914,183
Stock-based compensation	-	-	382,828	-	-	382,828
Exercise of stock options, RSUs and warrants	105,969	10	29,660	-	-	29,670
Taxes paid on net issuance of employee stock options	-	-	(20,478)	-	-	(20,478)
Conversion of senior secured convertible debt to equity	1,036,365	104	2,590,805	-	-	2,590,909
Currency translation adjustment	-	-	-	(50,366)	-	(50,366)
Net unrealized gains (losses) on short-term investments	-	-	-	(5,996)	-	(5,996)
Net income	-	-	-	-	579,234	579,234
Balance, March 31, 2022	19,914,548	$1,991	$44,215,256	$96,999	$1,105,738	$45,419,984
Stock-based compensation	-	-	532,636	-	-	532,636
Exercise of stock options, RSUs and warrants	94,337	10	2,548	-	-	2,558
Taxes paid on net issuance of employee stock options	-	-	(131,684)	-	-	(131,684)
Currency translation adjustment	-	-	-	(168,384)	-	(168,384)
Net unrealized gains on short-term investments	-	-	-	4,577	-	4,577
Net income	-	-	-	-	322,822	322,822
Balance, June 30, 2022	20,008,885	$2,001	$44,618,756	$(66,808)	$1,428,560	$45,982,509

See accompanying notes to unaudited consolidated financial statements

ONE STOP SYSTEMS, INC. (OSS)

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net (loss) income	$(2,800,008)	$902,056
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Deferred benefit for income taxes	-	(1,648)
(Gain) loss on disposal of property and equipment	(69,916)	36,064
Provision (recovery) for bad debt	38,653	(5,524)
Impairment of goodwill	2,700,000	-
Warranty reserves	(8,216)	(35,465)
Amortization of intangibles	31,616	31,616
Depreciation	510,912	492,604
Inventory reserves	386,998	158,697
Amortization of debt discount	-	1,224
Stock-based compensation expense	1,372,217	915,464
Employee retention credit (ERC)	(1,298,241)	-
Changes in operating assets and liabilities:
Accounts receivable	2,526,139	(5,041,981)
Inventories	(918,495)	(8,962,525)
Prepaid expenses and other current assets	(711,567)	(508,546)
Accounts payable	(1,806,057)	4,429,156
Accrued expenses and other liabilities	2,094,899	12,453
Net cash provided by (used in) operating activities	2,048,934	(7,576,355)

Cash flows from investing activities:
Redemption of short-term investment grade securities	802,945	2,895,285
Proceeds from sale of intangible assets	-	125,000
Purchases of property and equipment, including capitalization of labor costs for test equipment and ERP	(299,891)	(141,685)
Net cash provided by investing activities	503,054	2,878,600

Cash flows from financing activities:
Proceeds from exercise of stock options and warrants	51,049	32,228
Payment of payroll taxes on net issuance of employee stock options	(532,600)	(152,162)
Proceeds on borrowing of notes payable	-	3,663,009
Repayments on notes payable	(403,115)	(928,612)
Employee Retention Credit Benefit	1,298,241	-
Net cash provided by financing activities	413,575	2,614,463

Net change in cash and cash equivalents	2,965,563	(2,083,292)
Effect of exchange rates on cash	22,558	(143,051)
Cash and cash equivalents, beginning of period	3,112,196	5,101,174
Cash and cash equivalents, end of period	$6,100,317	$2,874,831

See accompanying notes to unaudited consolidated financial statements

ONE STOP SYSTEMS, INC. (OSS)

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

	For the Six Months Ended June 30,
	2023	2022
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$60,615	$13,373
Cash paid during the period for income taxes	$93,777	$30,821

Supplemental disclosure of non-cash flow transactions:
Right of use assets recorded upon adoption of ASC 842	$-	$1,203,580
Lease liabilities recorded upon adoption of ASC 842	$-	$1,477,419
Conversion of senior secured convertible debt to common stock	$-	$2,590,909

See accompanying notes to unaudited consolidated financial statements

ONE STOP SYSTEMS, INC. (OSS)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Six Month Periods Ended June 30, 2023 and 2022

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

During the year ended December 31, 2015, the Company formed a wholly owned subsidiary in Germany, One Stop Systems, GmbH (“OSS GmbH”). In July 2016, the Company acquired Mission Technologies Group, Inc. (“Magma”) and its operations that complemented OSS' manufacture of custom high-performance compute servers.

On August 31, 2018, the Company acquired Concept Development Inc. (“CDI”) located in Irvine, California. CDI specialized in the design and manufacture of custom high-performance computing systems for airborne in-flight entertainment, flight safety equipment, and networking systems. CDI’s business was fully integrated into the core operations of the Company as of June 1, 2020.

On October 31, 2018, OSS GmbH acquired 100% of the outstanding equity of Bressner Technology GmbH, a limited liability company registered under the laws of Germany and located near Munich, Germany (“OSS Europe”). OSS Europe designs and manufactures standard and customized servers, panel PCs, and PCIe accelerator systems. Although, currently, OSS Europe primarily serves as a value-added reseller for the Company in Europe, we are also focused on growing the AI Transportable portion of our business through OSS Europe and leveraging its existing relationships. OSS Europe also provides manufacturing, test, sales, and marketing services for customers throughout Europe, the Middle East and Africa.

As of June 30, 2023, the Company has completed and fulfilled substantially all of its orders associated with its long-term media and entertainment customer and does not anticipate significant business from this customer in the future. This resulted from an acceleration in such customer’s investment in cloud technology and a drive towards less intelligent compute capability at the edge to reduce the costs of their componentry. This is particularly true of their virtual products, which do not require the same level of ruggedization, as this system is not typically operated in harsh environments and for which software is being developed to provide a real-time cloud solution. This customer’s transition to cloud solutions had a negative impact on the Company’s results of operations for the three and six months ended June 30, 2023, and is expected to continue to have a negative impact on the Company’s results of operations for the near term.

As previously disclosed, in 2021, we shifted our primary focus to the development and sale of AI Transportables. Since 2022, we have significantly increased our efforts to penetrate the military and defense sectors in particular. With the formation of a new strategic advisory board in second quarter 2022, and the recent hiring of a new president and chief executive officer, who has extensive experience in contracting in the defense industry, we have further increased our emphasis and focus on the pursuit of revenue opportunities with major defense contractors and the military.

The lingering negative impacts of the COVID-19 pandemic and the impact on the global economy and capital markets resulting from the geopolitical instability caused in part by the ongoing military conflict between Russia and Ukraine, including inflation and Federal Reserve interest rate increases, have contributed to global supply chain issues and economic uncertainty, which has negatively affected our operations. Additionally, during the first half of 2023, the general consensus among economists continued to suggest that a risk of recession will continue for the foreseeable future, which could result in further economic uncertainty and volatility in the capital markets in the near term and could negatively affect our operations.

We are continuing to experience increased pricing, longer lead-times, unavailability of certain product and limited supplies, protracted delivery dates, changes in minimum order quantities to secure product, and/or shortages of certain parts and supplies that are necessary components for the products and services we offer to our customers. As a result, the Company is continuing to carry increased inventory balances to ensure availability of necessary products and to secure pricing.

These global issues and concerns regarding general economic decline or recession are impacting our business as well as some of our customers, who are experiencing downturns or uncertainty in their own business operations and revenue, and as a result, these customers may need to decrease or delay their technology spending, request pricing concessions or payment extensions, or seek to renegotiate their contracts. During the three and six months ended June 30, 2023, the Company experienced delays and postponements of committed purchases and orders due to certain customers’ funding or program delays. We have also experienced cancellations of orders due to disruptions in our customers’ businesses or changes in their business plans. Such delays, postponements and cancellations negatively impacted the Company’s results of operations for the three and six months ended June 30, 2023. If such decreases in orders, postponements or cancellations continue in the future, our operating results will be further impacted, and our revenues may decline in future periods.

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

In March 2023, Silicon Valley Bank and Signature Bank, and most recently on May 1, 2023, First Republic Bank, were closed and taken over by the FDIC, which created significant market disruption and uncertainty for those who bank with those institutions, and which raised significant concern regarding the stability of the banking system in the United States, and in particular with respect to regional banks. If other banks and financial institutions enter receivership or become insolvent in the future in response to financial conditions affecting the banking system and financial markets, our ability to access our cash and cash equivalents may be threatened and such events could have a material adverse effect on our business and financial condition.

As a result of these global issues, as well as other factors discussed in this Quarterly Report, it has been difficult to accurately forecast our revenues or financial results, especially given the near and long-term impacts of the economic and geopolitical issues, inflation, the Federal Reserve interest rate increases and the potential for a recession. In addition, while the potential impact and duration of these issues on the economy and our business may be difficult to assess or predict, these world events have resulted in, and may continue to result in, significant disruption of global financial markets, and may reduce our ability to access additional capital, which could negatively affect our liquidity in the future. Our results of operations could be materially below our forecasts as well, which could adversely affect our results of operations, disappoint analysts and investors, or cause our stock price to decline.

Management’s plans with respect to the above are to continue their efforts towards responding to the changing economic landscape, to continue to control costs, conserve cash, strengthen margins through the introduction of new product lines focusing on AI compute capabilities for military and industrial applications, autonomous truck diving and improve company-wide execution.

In February 2023, the Company announced that David Raun, the Company’s president and chief executive officer as of such date, would be stepping down, effective upon the appointment of his successor. In connection with the anticipated transition, on April 3, 2023, the Company and Mr. Raun entered into an Amended and Restated Employment Agreement (the “A&R Raun Agreement”), which superseded that certain Employment Agreement between the Company and Mr. Raun, dated June 24, 2020, as amended by that Amendment to Employment Agreement, dated July 15, 2020. The term of the A&R Raun Agreement commenced on April 3, 2023, and was to remain in effect until the earlier of (i) June 24, 2023 and (ii) the first date on which Mr. Raun’s successor commenced his or her employment as the chief executive officer of the Company, unless earlier terminated or extended pursuant to terms of the A&R Raun Agreement.

On May 16, 2023, the Company entered into an employment agreement with Michael Knowles, pursuant to which, effective June 5, 2023, Mr. Knowles began serving as president and chief executive officer and president of the Company. Consistent with prior disclosures and the terms and conditions of the A&R Raun Agreement, Mr. Raun stepped down as president and chief executive officer of the Company on June 5, 2023, and the A&R Raun Agreement automatically terminated pursuant to its terms.

Basis of Presentation

The accompanying consolidated financial statements have been prepared on an accrual basis of accounting in accordance with United States Generally Accepted Accounting Principles (“U.S. GAAP”), as set forth in the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”).

The unaudited consolidated financial statements herein have been prepared by the Company pursuant to the rules and regulations of the SEC. The accompanying interim unaudited consolidated financial statements have been prepared under the presumption that users of the interim financial information have either read or have access to the audited consolidated financial statements for the latest year ended December 31, 2022. Accordingly, note disclosures which would substantially duplicate the disclosures contained in the December 31, 2022 audited consolidated financial statements have been omitted from these interim unaudited consolidated financial statements. The Company’s management has evaluated all subsequent events and transactions through the date of filing this Quarterly Report.

In the opinion of management, all adjustments considered necessary for a fair presentation have been included in the accompanying condensed consolidated financial statements. Operating results for the three and six month periods ended June 30, 2023, are not necessarily indicative of the results that may be expected for the year ending December 31, 2023. For further information, refer to the audited consolidated financial statements and notes for the year ended December 31, 2022, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 23, 2023.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of OSS, which include the operating results of its wholly owned subsidiary, OSS GmbH, and its wholly owned subsidiary OSS Europe. Intercompany balances and transactions have been eliminated in consolidation.

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

Upon adoption of this standard on January 1, 2023, there was no immediate material impact to the Company's consolidated financial position, results of operations or cash flows. On an ongoing basis, the Company will contemplate forward-looking economic conditions in recording lifetime expected credit losses for the Company’s financial assets measured at cost, such as the Company’s trade receivables and certain short-term investments.

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

Goodwill

Goodwill represents the excess of the purchase price paid over the fair value of the net assets acquired in business combinations. Goodwill is not amortized but is tested for impairment at least annually or when we deem that a triggering event has occurred. The Company reviews the impairment of goodwill for impairment annually at yearend. The Company completed its annual assessment for goodwill impairment and determined that goodwill is not impaired as of December 31, 2022 and no adjustment was required.

In June 2023, the Company performed an interim impairment test of goodwill, as a result of the overall financial performance of OSS Classic as compared to plan, the transition of and focus on our product strategy of AI Transportables and the defense industry, deferment of certain orders. As a result of this interim evaluation, the Company recorded an impairment loss to goodwill of $2,700,000, which was charged to operating expenses in the current period.

Due to the COVID-19 pandemic, Ukraine war, inflationary pressures, other macroeconomic factors, the loss of our media and entertainment customer (which has historically been one of our largest customers), there has been uncertainty and disruption in the global economy, financial markets and our ongoing operations. We are not aware of any specific event or circumstance that would require an update to our estimates or assumptions or a revision of the carrying value of our assets or liabilities as of the date of this Quarterly Report. These estimates and assumptions may change as new events occur and additional information is obtained. As a result, actual results could differ materially from these estimates and assumptions.

Recent Accounting Pronouncements

Management has evaluated recent accounting pronouncements through the date of these consolidated financial statements and believes that the are no recent accounting pronouncements that will have a material impact on the Company's financial statements.

Employee Retention Credit

On March 27, 2020, the U.S. government enacted the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act") to provide certain relief as a result of the COVID-19 pandemic. The CARES Act provides tax relief, along with other stimulus measures, including a provision for an Employee Retention Credit (“ERC”) The ERC was designed to encourage businesses to keep employees on the payroll during the COVID-19 pandemic. As there is no authoritative guidance under U.S. GAAP on accounting for government assistance to for-profit business entities, we accounted for the ERC funding consistent with our accounting treatment and reporting of the forgiveness of our Paycheck Protection Program ("PPP") Loan.

The credit is based upon the number of employees in any given quarter in years 2020 and 2021. For the year 2020, the maximum credit is based upon the lesser of 50% of eligible wages or $5,000 for the year. For the first three quarters only of the year 2021, the maximum quarterly credit is based upon the lesser of 70% of eligible wages or $7,000 per quarter. The total maximum program credit per employee is $26,000.

The Company applied for the ERC program and as of June 30, 2023, has received $1,516,034 in credits, including interest, and paid commissions of $217,793 to a vendor who assisted with the calculations and filing of the application. The net proceeds of $1,298,241 have been reported as other income in the accompanying consolidated statements of operations. Income is recognized when reasonably assured of receipt based upon notice.

NOTE 3 - SHORT-TERM INVESTMENTS

The Company’s short-term investments by significant investment category as of June 30, 2023, were as follows:

Description	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Accrued Interest	Estimated Fair Value
Level 1: (1)
Cash alternatives	$2,431,672	$25,066	$-	$3,268	$2,460,006
Certificates of deposit	6,806,683	-	(9,244)	64,011	6,861,450
	$9,238,355	$25,066	$(9,244)	$67,279	$9,321,456

(1)
Level 1 fair value estimates are based on quoted prices in active markets for identical assets or liabilities.

The Company’s short-term investments by significant investment category as of December 31, 2022, were as follows:

Description	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Accrued Interest	Estimated Fair Value
Level 1: (1)
Cash alternatives	$5,139,940	$22,646	$-	$3,506	$5,166,092
Certificates of deposit	4,950,527	-	(7,691)	14,607	4,957,443
	$10,090,467	$22,646	$(7,691)	$18,113	$10,123,535

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

NOTE 4 -ACCOUNTS RECEIVABLE

Accounts receivable, net consisted of the following:

	June 30,	December 31,
	2023	2022
Accounts receivable	$9,310,063	$11,372,598
Less: allowance for doubtful accounts	(84,717)	(45,354)
	$9,225,346	$11,327,244

Provision (recovery) for bad debt expense related to accounts receivable was $8,653 and ($5,524) for the three month periods ended June 30, 2023 and 2022, respectively, and $38,653 and ($5,524) for the six month periods ended June 30, 2023 and 2022, respectively.

NOTE 5 – INVENTORIES

Inventories, net consisted of the following:

	June 30,	December 31,
	2023	2022
Raw materials	$10,944,553	$9,370,162
Sub-assemblies	849,968	892,123
Work-in-process	700,935	1,343,239
Finished goods	10,379,886	10,357,452
	22,875,342	21,962,976
Less: allowances for obsolete and slow-moving inventories	(1,411,417)	(1,187,610)
	$21,463,925	$20,775,366

NOTE 6 – LONG LIVED INTANGIBLE ASSETS

Definite lived intangible assets related to acquisition were as follows, as of June 30, 2023:

	Expected Life	Remaining Months	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Customer lists and relationships	36 to 60 months	2 months	$2,084,515	$(2,073,977)	$10,538
Drawings and technology	36 months	0 months	760,207	(760,207)	-
Trade name, trademarks & other	24 to 36 months	0 months	447,274	(447,274)	-
Non-compete	36 months	0 months	246,797	(246,797)	-
			$3,538,793	$(3,528,255)	$10,538

Definite lived intangibles assets related to acquisitions were as follows, as of December 31, 2022:

	Expected Life	Remaining Months	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Customer lists and relationships	36 to 60 months	8 months	$2,084,515	$(2,042,361)	$42,154
Drawings and technology	36 months	0 months	760,207	(760,207)	-
Trade name, trademarks & other	24 to 36 months	0 months	447,274	(447,274)	-
Non-compete	36 months	0 months	246,797	(246,797)	-
			$3,538,793	$(3,496,639)	$42,154

Amortization expense recognized during the three month periods ended June 30, 2023 and 2022, was $15,808 and $15,807, respectively, and $31,616 and $31,616 for the six month periods ended June 30, 2023 and 2022, respectively.

NOTE 7 – ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consisted of the following:

	June 30,	December 31,
	2023	2022
Accrued compensation and related liabilities	$1,383,311	$989,478
Deferred revenue	286,955	378,952
Customer deposits	270,025	61,696
Warranty reserve	582,636	584,268
Trade and other taxes	1,148,261	225,743
Other accrued expenses	1,316,507	773,732
	$4,987,695	$3,013,869

NOTE 8 – DEBT

Bank Lines of Credit

In April 2022, the Company obtained a domestic revolving line of credit of $2,000,000 with Torrey Pines Bank which was renewed in April 2023, and renews on an annual basis at the current prime rate. To access this line of credit the Company must maintain cash and investments balances at a minimum of $4,000,000. No balance was outstanding on June 30, 2023 and December 31, 2022, respectively.

OSS Europe has three revolving lines of credit with German institutions, including Uni Credit Bank AG, Commerzbank AG, and VR Bank, with total availability of up to €2,200,000 (US$2,401,907) as of June 30, 2023. Borrowings under the lines of credit bear interest at a variable rate of Euribor plus a stated rate. The rates as of June 30, 2023, for the lines of credit ranged from 3.1% to 5.62%, with the balances remaining open indefinitely or until occurrence of a defined change of control event. There were no outstanding lines of credit balances as of June 30, 2023 and December 31, 2022, respectively.

Foreign Debt Obligations

OSS Europe had five term loans outstanding as of June 30, 2023, with an aggregate balance outstanding of €2,759,673 (US$3,012,945) as follows:

•
On February 1, 2022, OSS Europe converted €500,000 of its line of credit from VR Bank into a note payable. On August 1, 2022, this note was extended through February 1, 2023, with accrued interest having been paid current as of the original maturity date. On February 1, 2023, this note was further extended through July 31, 2023, and the interest rate was increased to 4.76%, with accrued interest having been paid current as of February 1, 2023. The balance outstanding as of June 30, 2023, and December 31, 2022 was €500,000 (US$545,888) and €500,000 (US$536,616), respectively;

•
On February 16, 2022, OSS Europe converted €500,000 of its line of credit from UniCredit Bank into a note payable. On August 16, 2022, this note was extended through February 16, 2023, with accrued interest having been paid current as of the original maturity date. On February 16, 2023, this note was further extended through August 16, 2023, and the interest rate was increased to 4.70%, with accrued interest having been paid current as of February 16, 2023. The outstanding balance as of June 30, 2023 and December 31, 2022, was €500,000 (US$545,888) and €500,000 (US$536,616), respectively;
•
On April 9, 2021, OSS Europe converted €500,000 of its line of credit from Commerzbank AG into a note payable. The note was due on September 30, 2021, with a payment of principal and interest due upon maturity. This loan was paid in full on September 30, 2021, with proceeds from a new note with similar terms. This new note had an original maturity date of June 30, 2022; however, on September 30, 2022, this note was further extended through March 31, 2023, with accrued interest having been paid current as of the revised maturity date. On March 30, 2023, this note was further extended through September 29, 2023, and the interest rate was increased to 4.60%, with accrued interest having been paid current as of March 30, 2023. The balance outstanding on the new note as of June 30, 2023 and December 31, 2022, was €500,000 (US$545,888), and €500,000 (US$536,616), respectively;
•
On June 18, 2021, OSS Europe converted €500,000 of its line of credit from UniCredit Bank into a note payable. The note was originally due December 17, 2021, and subsequently extended through June 17, 2022. On June 17, 2022, this note was further extended through December 19, 2022, with accrued interest having been paid current as of the revised maturity date. On December 19, 2022, this note was further extended through June 19, 2023. However, on June 19, 2023, this note was further extended through December 19, 2023, and the interest rate was increased to 5.8%, with accrued interest having been paid current as of June 19, 2023. The balance outstanding on the new note as of June 30, 2023 and December 31, 2022, was €500,000 (US$545,888) and €500,000 (US$536,616) respectively; and
•
On June 30, 2022, OSS Europe borrowed €1,500,000 (US$1,468,173) from Commerzbank AG, which bears interest at 2.55%, is due in June 2024, and is repayable in twenty-four monthly installments, with payments beginning July 31, 2022. The balance outstanding as of June 30, 2023 and December 31, 2022, was €759,673 (US$829,393) and €1,132,356 (US$1,215,279), respectively. This loan is collateralized by accounts receivable attributable to a specific customer.

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

Commencing July 1, 2020, the Company made monthly amortization payments equal to 1/22nd of the initial principal, any accrued and unpaid interest, and late charges and any deferred or accelerated amount, of such note, which could be satisfied in cash at a redemption price equal to 105% of such installment amount (110% of such installment amount on notes issued at additional closings). The remaining balance of the notes of $2,590,909 was converted into Company common stock on March 30, 2022; accordingly, the outstanding balance of the notes as of June 30, 2023 and 2022, was $0, respectively.

The original issue discount of 10% on the note was recorded as a debt discount, decreasing the note payable. This debt discount is amortized to interest expense using the effective interest rate method over the term of the loan. For the three month periods ended June 30, 2023 and 2022, total debt discount amortization was $0, respectively, and for the six month periods ended June 30, 2023 and 2022, total debt discount amortization was $0 and $1,161, respectively. Such amounts are included in interest expense in the accompanying consolidated statements of operations.

Debt issuance costs in the amount of $316,274 related to this indebtedness were deducted from the face value of the note. Such costs are amortized to interest expense using the effective interest rate method over the term of the loan. Total debt issuance costs amortized during the three month periods ended June 30, 2023 and 2022, was $0, respectively and for the six month periods ended June 30, 2023 and 2022 was $0 and $1,223, respectively. Such amounts are included in interest expense in the accompanying consolidated statements of operations.

A summary of outstanding debt obligations as of June 30, 2023, was as follows:

Loan Description	Current Interest Rate	Maturity Date	Balance (Euro)	Balance ($)	Current Portion	Long-term Portion
Foreign:
VR Bank	4.760%	July-23	€500,000	$545,888	$545,888	$-
Uni Credit Bank AG	4.700%	August-23	500,000	545,888	545,888	-
Commerzbank AG	4.600%	September-23	500,000	545,888	545,888	-
Uni Credit Bank AG	5.800%	December-23	500,000	545,888	545,888	-
Commerzbank AG	2.550%	June-24	759,673	829,393	829,393	-
			€2,759,673	$3,012,945	$3,012,945	$-

Total future principal payments under notes payable as of June 30, 2023, was as follows:

Period Ending June 30,	Foreign	Total
2024	$3,012,945	$3,012,945
2025	-	-
Total minimum payments	3,012,945	3,012,945
Current portion of notes payable	(3,012,945)	(3,012,945)
Notes payable, net of current portion	$-	$-

NOTE 9 – STOCKHOLDERS’ EQUITY

The Company’s amended and restated certificate of incorporation, filed on December 14, 2017, authorizes the Company to issue 10,000,000 shares of preferred stock and 50,000,000 shares of common stock.

2017 Equity Incentive Plan Amendments

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

On March 16, 2023, the Company’s board of directors unanimously approved, subject to stockholder approval, an amendment to the 2017 Plan (the “Plan Amendment”), which if approved by our stockholders, would have resulted in an increase in the number of shares of common stock authorized for issuance thereunder from 3,000,000 to 4,500,000 shares of common stock. The Plan Amendment was presented to stockholders for approval at the Company’s 2023 Annual Meeting of Stockholders; however, the proposal was not approved, and therefor the Plan Amendment was not implemented and the 2017 Plan was not altered.

Executive Employment Agreements

As contemplated by the A&R Raun Agreement, in connection with the termination of Mr. Raun’s role as chief executive officer and president of the Company, all of those unvested restricted stock units ("RSUs") held by Mr. Raun that were scheduled to vest within twelve months from his termination date (June 5, 2023) became vested as of such date, with the remaining unvested RSUs being forfeited. As a result, the vesting of 150,556 RSUs was accelerated and 52,132 RSUs were forfeited.

On June 5, 2023, in connection with, and as a material inducement to, the appointment of Mr. Knowles as the Company’s new chief executive officer and president, Mr. Knowles was granted (i) non-qualified stock options to purchase 400,000 shares of Company common stock (the “Inducement Options”), which Inducement Options have an exercise price equal to $2.95 per share and will expire ten years from the date of the grant; and (ii) 400,000 restricted stock units (together with the Inducement Options, the “Inducement Grants”).

Both of the Inducement Grants shall vest over a four-year period as follows: 25% on the one-year anniversary of the date of the grant, and the remaining 75% will vest in six equal installments, commencing six months after the one-year anniversary of the date of grant and every six months thereafter until fully vested, subject to Mr. Knowles’ continued employment by the Company.

The Inducement Grants were granted outside of the Company’s 2017 Plan and any other equity incentive plans, and in reliance on the employment inducement exemption provided under the Nasdaq Listing Rule 5635(c)(4).

Stock Options

A summary of stock option activity under each of the Company’s equity incentive plans during the six month period ended June 30, 2023, was as follows:

	Stock Options Outstanding
	Number of Underlying Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding on January 1, 2023	970,680	$2.07	5.61	$864,762
Granted	400,000	$2.95	9.94	-
Forfeited / Canceled	(1,250)	$2.10	-	$962
Exercised	(20,935)	$0.61	-	$47,233
Outstanding on June 30, 2023	1,348,495	$2.35	2.24	$816,567
Exercisable as of June 30, 2023	948,495	$2.10	2.24	$816,567
Vested and expected to vest as of June 30, 2023	948,495	$2.10	2.24	$816,567

The following table presents details of the assumptions used to calculate the weighted-average grant date fair value of common stock options granted by the Company. There were no options granted under the Company's 2017 Plan during the six month period ended June 30, 2022. The following table presents the grant date fair value of options vested and the intrinsic value of options exercised:

	For the Six Months Ended June 30,
	2023	2022
Expected term (in years)	6.16	-
Expected volatility	72.73%	0.00%
Risk-free interest rate	3.79%	0.00%
Weighted average grant date fair value per share	$2.95	$-
Grant date fair value of options vested	$933,399	$2,005,285
Intrinsic value of options exercised	$47,233	$119,927

As of June 30, 2023, the amount of unearned stock-based compensation estimated to be expensed from 2023 through 2027 related to unvested stock options is $782,295, net of estimated forfeitures, which is expected to be recognized over a weighted average period of 2.27 years.

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

Restricted Stock Units

RSUs may be granted at the discretion of the compensation committee of the Company's board of directors under the Company’s 2017 Plan in connection with the hiring and retention of personnel and are subject to certain conditions. RSUs vest quarterly or semi-annually over a period of one to four years and are typically forfeited if employment is terminated before the RSUs vest. The compensation expense related to the RSUs is calculated as the fair value of the common stock on the grant date and is amortized to expense over the vesting period and is adjusted for estimated forfeitures.

The Company’s RSU activity for the six months ended June 30, 2023, was as follows:

	Restricted Stock Units
	Number of Underlying Shares	Weighted Average Grant Date Fair Value
Unvested on January 1, 2023	907,507	$4.04
Granted	889,528	$2.80
Vested	(512,805)	$3.79
Canceled	(97,798)	$4.32
Unvested on June 30, 2023	1,186,432	$3.19

As of June 30, 2023, there was $4,177,442 of unrecognized compensation cost related to unvested RSUs, which is expected to be recognized over a weighted average period of 1.73 years.

Stock-based compensation expense for the three and six month periods ended June 30, 2023 and 2022, was comprised of the following:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Stock-based compensation classified as:	2023	2022	2023	2022
General and administrative	$651,291	$300,346	$945,286	$502,441
Production	86,528	70,959	153,969	126,415
Marketing and selling	86,516	104,364	146,504	186,544
Research and development	73,674	56,967	126,458	100,064
	$898,009	$532,636	$1,372,217	$915,464

Warrants

The following table summarizes the Company’s warrant activity during the six months ended June 30, 2023:

	Number of Warrants	Weighted Average Exercise Price
Warrants outstanding – January 1, 2023	451,112	$5.37
Warrants granted	-	$-
Warrants expired	(380,000)	$6.00
Warrants exercised	(28,090)	$1.78
Warrants outstanding – June 30, 2023	43,022	$2.15

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Legal

We are subject to litigation, claims, investigations, and audits arising from time to time in the ordinary course of our business. In the opinion of management, after consultation with legal counsel, the ultimate disposition of any such matters as of June 30, 2023 and December 31, 2022, are not expect to have a materially adverse effect on the consolidated financial position or results of operations of the Company.

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

Leases

The Company leases its offices, manufacturing, and warehouse facility in San Diego County under a non-cancelable operating lease. Our corporate headquarters are in a leased space comprising of approximately 29,342 square feet in Escondido, California under a lease that was modified in February 2019 and expires in August 2024. The Company also leases a 3,208 square foot facility in Salt Lake City, Utah that houses our Ion software development team that was scheduled to expire in June 2023 pursuant to its terms, and was extended through June 2025. The Company is the lessee of 1,632 square feet located in Anaheim, California, which was scheduled to expire in June 2023 pursuant to its terms, and was extended through June 2025. OSS Europe leases space comprised of 11,836 square feet on a month-to-month basis.

Other information related to leases as of the three and six month periods ended June 30, 2023 and 2022, was as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Operating lease cost	$196,538	$165,785	$334,107	$326,695
Total lease cost	$196,538	$165,785	$334,107	$326,695

Cash paid for amounts included in the measurement of operating lease liabilities:
Operating cash flows from operating leases	$81,843	$165,785	$243,185	$326,695

Right-of-use assets obtained in exchange for new operating lease liabilities	-	-	-	-

Weighted-average remaining lease term - operating leases			16.2 months	25.8 months
Weighted-average discount rate - operating leases			12.1%	12.8%

The following table presents a maturity of the Company’s operating lease liabilities as of June 30, 2023:

Year	Operating Leases
Remaining payments in 2023	$306,030
2024	446,361
2025	21,061
2026	2,408
Total lease payments	$775,860
Less: Amount representing interest	(43,355)
Present value of lease payment	732,505
Less: current portion of operating lease obligation	(583,675)
Operating lease obligation, net of current portion	$148,830

Purchase Commitments

In the normal course of business, the Company may enter into purchase commitments for inventory components to be delivered based upon non-cancellable, pre-established, delivery schedules that are over a period that may exceed one year. Total non-cancellable purchase orders as of June 30, 2023, were $10,762,867.

Customer Concentration

During the three month period ended June 30, 2023, the Company had two customers that accounted for (in the aggregate) approximately 29% of revenue, and during the three month period ended June 30, 2022, the Company had one customer that accounted for approximately 35% of revenue, for which each of such customers represented greater than 10% of our consolidated quarterly revenue.

During the six month period ended June 30, 2023, the Company had two customers that accounted for (in the aggregate) approximately 33% of revenue, and during the six month period ended June 30, 2022, the Company had one customer that accounted for approximately 31% of revenue, for which each of such customers represented greater than 10% of our consolidated quarterly revenue.

As of June 30, 2023 and December 31, 2022, the Company had two customers that accounted for (in the aggregate) approximately 29% and 47% of trade accounts receivables, respectively, for which each of such customer’s balances represented greater than 10% of our consolidated trade accounts receivable balance.

During the three month periods ended June 30, 2023 and 2022, the Company had approximately 36% and 23%of purchases, respectively, from vendors/suppliers for which each of such vendors represents greater than 10% of our consolidated purchases.

During the six month periods ended June 30, 2023 and 2022, the Company had approximately 32% and 32% of purchases, respectively, from vendors/suppliers for which each represents greater than 10% of our consolidated purchases.

NOTE 11 – NET (LOSS) INCOME PER SHARE

Basic and diluted net (loss) income per share were calculated as follows for the three and six periods ended June 30, 2023 and 2022:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Basic and diluted net (loss) income per share:
Numerator:
Net (loss) income	$(2,399,496)	$322,822	$(2,800,008)	$902,056
Denominator:
Weighted average common shares outstanding - basic	20,397,741	19,940,902	20,325,029	19,416,832
Effect of dilutive securities	-	1,239,588	-	930,085
Weighted average common shares outstanding - diluted	20,397,741	21,180,490	20,325,029	20,346,917
Net (loss) income per share:
Basic	$(0.12)	$0.02	$(0.14)	$0.05
Diluted	$(0.12)	$0.02	$(0.14)	$0.04

NOTE 12 – REVENUE, SEGMENT AND GEOGRAPHIC INFORMATION

The Company operates in two reportable segments: (i) the design and manufacture of high-performance customized computers and flash arrays, in-flight entertainment and connectivity, which we refer to as “OSS Classic,” and (ii) our subsidiary, OSS Europe, which operates as a value-added reseller with minimal product customization. The Company evaluates financial performance on a company-wide basis.

Segment details for the three and six month periods ended June 30, 2023 and 2022, were as follows:

	For the Three Months Ended June 30, 2023			For the Three Months Ended June 30, 2022
	OSS Classic	OSS Europe	Total	OSS Classic	OSS Europe	Total
Revenues	$8,278,096	$8,933,436	$17,211,532	$10,715,361	$7,587,982	$18,303,343
Cost of revenues	(5,863,974)	(6,549,620)	(12,413,594)	(7,180,343)	(5,922,682)	(13,103,025)
Gross profit	2,414,122	2,383,816	4,797,938	3,535,018	1,665,300	5,200,318
Gross margin %	29.2%	26.7%	27.9%	33.0%	21.9%	28.4%
Total operating expenses	(7,238,984)	(972,511)	(8,211,495)	(3,876,028)	(922,367)	(4,798,395)
(Loss) income from operations	$(4,824,862)	$1,411,305	$(3,413,557)	$(341,010)	$742,933	$401,923

	For the Six Months Ended June 30, 2023			For the Six Months Ended June 30, 2022
	OSS Classic	OSS Europe	Total	OSS Classic	OSS Europe	Total
Revenues	$16,908,682	$17,084,744	$33,993,426	$21,297,403	$14,058,617	$35,356,020
Cost of revenues	(11,365,683)	(12,759,043)	(24,124,726)	(13,982,054)	(11,032,993)	(25,015,047)
Gross profit	5,542,999	4,325,701	9,868,700	7,315,349	3,025,624	10,340,973
Gross profit %	32.8%	25.3%	29.0%	34.3%	21.5%	29.2%
Total operating expenses	(11,477,078)	(2,001,527)	(13,478,605)	(7,504,643)	(1,784,275)	(9,288,918)
(Loss) income from operations	$(5,934,079)	$2,324,174	$(3,609,905)	$(189,294)	$1,241,349	$1,052,055

Revenue from customers with non-U.S. billing addresses represented approximately 75% and 78% of the Company’s revenue during the three month periods ended June 30, 2023 and 2022, respectively, and 67% and 74% of the Company’s revenue during the six month periods ended June 30, 2023 and 2022, respectively.

As of June 30, 2023, substantially all the Company’s long-lived assets are located in the United States of America, with the exception of assets of $247,781 located in Germany.

NOTE 13 – SUBSEQUENT EVENTS

The Company’s management has evaluated subsequent events after the consolidated balance sheet dated as of June 30, 2023, through the date of filing of this Quarterly Report. Based upon the evaluation, management has determined that, other than as disclosed in the accompanying notes, no subsequent events have occurred that would require recognition in the accompanying consolidated financial statements or disclosure in the notes thereto.

On July 17, 2023, the Company received a final payment of ERC funds of $418,430, net of commission paid to a vendor who assisted with the calculations and filing of the application.

On July 17, 2023, the Company entered into an employee agreement with its newly hired vice president of sales, pursuant to which, as a material inducement to his entering into employment with the Company, the Company granted him 35,715 RSUs, valued at $100,000. The RSUs vest over a three year period as follows: 33 1/3% will vest on the one-year anniversary of the date of the grant, and the remaining 66 2/3% will vest in four equal installments, commencing six months after the one-year anniversary of the date of grant and every six months thereafter until fully vested, subject to continued employment by the Company. The RSUs were granted as inducement grants outside of the Company’s equity incentive plans in accordance with the employment inducement exemption provided under the Nasdaq Listing Rule 5635(c)(4).

On July 14, 2023, the board of directors of the Company disbanded the Strategic Transition Committee that was formed on February 2, 2023, for purpose of assisting in the transition and retention of a successor chief executive officer. All remuneration payable to the members of the Strategic Transition Committee through June 5, 2023, the date that the chief executive officer transition was completed, was paid in full.

On July 31, 2023, OSS Europe paid in full their promissory note that matured on July 31, 2023, in the amount of €500,000 (US$550,947).

On August 8, 2023, Jack Harrison and Sita Lowman tendered their resignations from the Company’s board of directors (the “Board”) and the relevant committees thereof, effective September 30, 2023.

On August 8, 2023, the Board appointed Michael Knowles, the Company’s Chief Executive Officer and President, and retired Admiral Michael Dumont, a member of the Company’s advisory board, as directors of the Company, effective September 30, 2023, to fill the vacancies created by the resignations of Mr. Harrison and Ms. Lowman. Commencing September 30, 2023, Mr. Knowles and Mr. Dumont will hold the director positions until the Company’s next annual meeting of stockholders or until their respective successors are elected and qualified, subject to their earlier death, resignation or removal.

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

During the year ended December 31, 2015, the Company formed a wholly owned subsidiary in Germany, OSS GmbH. Then, in July 2016, the Company acquired Magma and its operations that complemented OSS' manufacture of custom high-performance compute servers.

On August 31, 2018, the Company acquired CDI, which was located in Irvine, California. CDI specialized in the design and manufacture of custom high-performance computing systems for airborne in-flight entertainment, flight safety equipment, and networking systems. CDI’s business was fully integrated into the core operations of OSS as of June 1, 2020.

On October 31, 2018, OSS GmbH acquired 100% of the outstanding equity of Bressner Technology GmbH, a Germany limited liability company located near Munich, Germany ("OSS Europe"). OSS Europe designs and manufactures standard and customized servers, panel PCs, and PCIe expansion systems. OSS Europe also provides manufacturing, test, sales, and marketing services for customers throughout Europe, the Middle East and Africa.

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

Furthermore, in the first quarter of 2023, we implemented certain internal organizational changes to align our US-based operations with, and to further support and accelerate, our strategy to focus on the AI Transportables industry and our military business. In furtherance of this strategy and our goals, we have taken various steps to strengthen our management team with individuals who have deep experience and high-level contacts in the defense sector. In connection with this transition, on June 5, 2023, Michael Knowles was appointed as the Company’s president and chief executive officer and David Raun stepped down from such roles. Additionally, we initiated a search for a vice president of sales with significant military experience, which position we filled effective as of July 17, 2023. Furthermore, as previously disclosed, we are planning to reprofile our board of directors, as needed, to further align with our focus on AI Transportables and our military business, which we intend to do in multiple steps over the coming year.

On August 8, 2023, Jack Harrison and Sita Lowman tendered their resignations from our board of directors and the relevant committees thereof, effective September 30, 2023. Additionally, on August 8, 2023, the board appointed Michael Knowles, our Chief Executive Officer and President, and retired Admiral Michael Dumont, a member of our advisory board, as directors of the Company, effective September 30, 2023, to fill the vacancies created by the resignations of Mr. Harrison and Ms. Lowman. Commencing September 30, 2023, Mr. Knowles and Mr. Dumont will hold the director positions until our next annual meeting of stockholders or until their respective successors are elected and qualified, subject to their earlier death, resignation or removal. These changes were part of the first phase of our previously announced plans to reprofile our board of directors to further align with our focus on AI Transportables and our military business. Consistent with previous disclosures, we intend to make additional changes to the composition of our board over the coming year.

On April 3, 2023, in connection with the anticipated transition, the Company and Mr. Raun entered into an Amended and Restated Employment Agreement (the “A&R Raun Agreement”), which superseded that certain Employment Agreement between the Company and Mr. Raun, dated June 24, 2020, as amended by that Amendment to Employment Agreement, dated July 15, 2020 (collectively, the “Prior Agreement”). The term of the A&R Raun Agreement commenced on April 3, 2023, and the A&R Raun Agreement automatically terminated pursuant to its terms on June 5, 2023, which is the date on which Mr. Knowles was appointed as chief executive officer and president of the Company.

The terms and conditions of the A&R Raun Agreement were substantially similar to those included in the Prior Agreement, with the exception of the following material changes: (i) in addition to his base salary, which remained unchanged, Mr. Raun was entitled to receive a retention bonus that was equivalent to 50% of his base salary, which was prorated on a daily basis through his termination date; (ii) Mr. Raun was eligible to receive, at the sole discretion of the Company’s board of directors, a performance-based grant of 201,000 RSUs pursuant to the Company’s 2017 Equity Incentive Plan, as amended (the “2017 Plan”), which RSUs ultimately were not granted to Mr. Raun; (iii) in addition to those severance payments payable to Mr. Raun in the event that his employment is terminated for a reason other than “good cause,” as set forth in Section 12(b) of the Prior Agreement and A&R Raun Agreement, all other RSUs held by Mr. Raun that were scheduled to vest within twelve months from his termination date were to be accelerated to vest as of the date of termination, provided, that with respect to that tranche of unvested RSUs held by Mr. Raun that was scheduled to vest on August 3, 2024, the Company further agreed to prorate and accelerate the vesting of that portion of such tranche that would have otherwise vested within twelve months of the termination date if vesting of the RSUs in such tranche were to vest on a daily basis (as opposed to a six month basis) (collectively, the “Severance Benefits”); (iv) Mr. Raun was also entitled to receive the Severance Benefits in the event that the A&R Raun Agreement expired pursuant to its terms, subject to execution of a release and waiver by Mr. Raun; and (v) the Board agreed to nominate Mr. Raun for election to the Company’s board of directors at the Company’s 2023 Annual Meeting of Stockholders.

As discussed above, the A&R Raun Agreement automatically terminated pursuant to its terms on June 5, 2023. In connection therewith, Mr. Raun received the Severance Benefits, which included, amongst other compensation, the accelerated vesting of 150,556 RSUs that were scheduled to vest within twelve months from June 5, 2023, and the forfeiture of 52,132 unvested RSUs.

On May 16, 2023, the Company entered into an employment agreement with Mr. Knowles, effective June 5, 2023, to begin serving as chief executive officer and president of the Company. The initial term of the agreement is three years from the effective date, after which it will automatically renew on an annual basis, subject to earlier termination in accordance with the terms of the agreement. Mr. Knowles will be entitled to receive an annual base salary of $460,000 per annum (subject to annual review and adjustment); an annual bonus (paid out annually if targets are met), with a target amount equivalent to seventy-five percent of his then-current annual base salary if certain applicable bonus criteria are met, subject to approval by the Company’s board of directors; a prorated bonus in 2023; and eligibility to participate in a number of Company-sponsored benefits.

In addition to the foregoing compensation, as an inducement material to his entering into his employment with the Company, as of June 5, 2023, Mr. Knowles was granted (i) non-qualified stock options to purchase 400,000 shares of Company common stock, which options have an exercise price of $2.95 and will expire ten years from the date of the grant; and (ii) 400,000 RSUs. Both of such equity grants were granted outside of the Company’s 2017 Plan, and in reliance on the employment inducement exemption provided under the Nasdaq Listing Rule 5635(c)(4).

Both the options and the RSUs shall vest over a four-year period as follows: 25% on the one-year anniversary of the date of the grant, and the remaining 75% will vest in six equal installments, commencing six months after the one-year anniversary of the date of grant and every six months thereafter until fully vested, subject to Mr. Knowles’ continued employment by the Company.

Furthermore, pursuant to agreement, in the event that Mr. Knowles is terminated for a reason other than “good cause” or for “good reason,” Mr. Knowles, upon signing and returning an effective waiver and release of claims, shall be entitled to receive: (i) separation payments in an aggregate amount of twelve months of his then-current base salary; (ii) continuation of group health continuation coverage under the Consolidated Omnibus Budget Reconciliation Act of 1986 (“COBRA”) at the Company’s expense for a period of twelve months following the termination date; and (iii) unvested RSUs held by Mr. Knowles shall accelerate so that an additional twelve months of RSUs shall vest from the termination date.

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

As of June 30, 2023, the Company has completed and fulfilled substantially all of its orders associated with its long-term media and entertainment customer and does not anticipate significant business from this customer in the future. This resulted from an acceleration in such customer’s investment in cloud technology and a drive towards less intelligent compute capability at the edge to reduce the costs of their componentry. This is particularly true of their virtual products, which do not require the same level of ruggedization, as this system is not typically operated in harsh environments and for which software is being developed to provide a real-time cloud solution. This customer’s transition to cloud solutions had a negative impact on the Company’s results of operations for the three and six months ended June 30, 2023, and is expected to continue to have a negative impact on the Company’s results of operations for the near term.

As previously disclosed, in 2021, we shifted our primary focus to the development and sale of AI Transportables. Since 2022, we have significantly increased our efforts to penetrate the military and defense sectors in particular. With the formation of a new strategic advisory board in second quarter 2022 and the recent hiring of a new president and chief executive officer and new vice president of sales, both with extensive experience in contracting in the defense industry, we have further increased our emphasis and focus on the pursuit of revenue opportunities with major defense contractors and the military.

The lingering negative impacts of the COVID-19 pandemic and the impact on the global economy and capital markets resulting from the geopolitical instability caused in part by the ongoing military conflict between Russia and Ukraine, including inflation and Federal Reserve interest rate increases, have contributed to global supply chain issues and economic uncertainty, which has negatively affected our operations. Additionally, during the first half of 2023, the general consensus among economists continued to suggest that a risk of recession will continue for the foreseeable future, which could result in further economic uncertainty and volatility in the capital markets in the near term and could negatively affect our operations.

We are continuing to experience increased pricing, longer lead-times, unavailability of certain product and limited supplies, protracted delivery dates, changes in minimum order quantities to secure product, and/or shortages of certain parts and supplies that are necessary components for the products and services we offer to our customers. As a result, the Company is continuing to carry increased inventory balances to ensure availability of necessary products and to secure pricing.

These global issues and concerns regarding general economic decline or recession are impacting our business as well as some of our customers, who are experiencing downturns or uncertainty in their own business operations and revenue, and as a result, these customers may need to decrease or delay their technology spending, request pricing concessions or payment extensions, or seek to renegotiate their contracts. During the three and six months ended June 30, 2023, the Company experienced delays and postponements of committed purchases and orders due to certain customers’ funding or program delays. We have also experienced cancellations of orders due to disruptions in our customers’ businesses or changes in their business plans. Such delays, postponements and cancellations negatively impacted the Company’s results of operations for the three and six months ended June 30, 2023. If such decreases in orders, postponements or cancellations continue in the future, our operating results will be further impacted, and our revenues may decline in future periods.

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

In March 2023, Silicon Valley Bank and Signature Bank, and most recently on May 1, 2023, First Republic Bank, were closed and taken over by the FDIC, which created significant market disruption and uncertainty for those who bank with those institutions, and which raised significant concern regarding the stability of the banking system in the United States, and in particular with respect to regional banks. If other banks and financial institutions enter receivership or become insolvent in the future in response to financial conditions affecting the banking system and financial markets, our ability to access our cash and cash equivalents may be threatened and such events could have a material adverse effect on our business and financial condition.

As a result of these global issues, as well as other factors discussed in this Quarterly Report, it has been difficult to accurately forecast our revenues or financial results, especially given the near and long-term impacts of the economic and geopolitical issues, inflation, the Federal Reserve interest rate increases and the potential for a recession. In addition, while the potential impact and duration of these issues on the economy and our business may be difficult to assess or predict, these world events have resulted in, and may continue to result in, significant disruption of global financial markets, and may reduce our ability to access additional capital, which could negatively affect our liquidity in the future. Our results of operations could be materially below our forecasts as well, which could adversely affect our results of operations, disappoint analysts and investors, or cause our stock price to decline.

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

Impairment of goodwill - Impairment of goodwill consists of the amount of write down of value attributable to acquisitions of the amount paid that was in excess of the book value of the assets acquired.

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

Other Income (Expense), net

Other income and expense consists of miscellaneous income and expense from activities outside of our core business and is inclusive of interest income from investing activities and interest expense incurred by financing activities.

Employee Retention Credit is a one-time U.S. government benefit enacted under the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act") to provide certain relief as a result of the COVID-19 pandemic. The CARES Act includes a provision for an Employee Retention Credit (“ERC”). The ERC was designed to encourage businesses to keep employees on the payroll during the COVID-19 pandemic.

Provision for Income Taxes

Provision for income taxes consists of estimated income taxes due to the United States and German governments as well as state tax authorities in jurisdictions in which we conduct business, along with the change in our deferred income tax assets and liabilities.

Results of Operations

The following tables set forth our results of operations for the three and six month periods ended June 30, 2023 and 2022, presented in dollars and as a percentage of revenue, respectively.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Revenue	$17,211,532	$18,303,343	$33,993,426	$35,356,020
Cost of revenue	12,413,594	13,103,025	24,124,726	25,015,047
Gross profit	4,797,938	5,200,318	9,868,700	10,340,973
Operating expenses:
General and administrative	3,072,880	1,821,445	5,357,981	3,596,133
Impairment of goodwill	2,700,000	-	2,700,000	-
Marketing and selling	1,483,965	1,724,913	3,270,646	3,196,633
Research and development	954,650	1,252,037	2,149,978	2,496,152
Total operating expenses	8,211,495	4,798,395	13,478,605	9,288,918
(Loss) income from operations	(3,413,557)	401,923	(3,609,905)	1,052,055
Other income (expense), net:
Interest income	104,785	55,507	215,051	106,512
Interest expense	(23,939)	(44,949)	(56,644)	(103,665)
Employee retention credit (ERC)	1,298,241	-	1,298,241	-
Other income (expense), net	31,837	(4,169)	11,614	97,952
Total other income (expense), net	1,410,924	6,389	1,468,262	100,799
Income before income taxes	(2,002,633)	408,312	(2,141,643)	1,152,854
Provision for income taxes	396,863	85,490	658,365	250,798
Net income (loss)	$(2,399,496)	$322,822	$(2,800,008)	$902,056

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	72.1%	71.6%	71.0%	70.8%
Gross profit	27.9%	28.4%	29.0%	29.2%
Operating expenses:
General and administrative	17.9%	10.0%	15.8%	10.2%
Impairment of goodwill	15.7%	0.0%	7.9%	0.0%
Marketing and selling	8.6%	9.4%	9.6%	9.0%
Research and development	5.5%	6.8%	6.3%	7.1%
Total operating expenses	47.7%	26.2%	39.7%	26.3%
(Loss) income from operations	-19.8%	2.2%	-10.6%	2.9%
Other income (expense), net:
Interest income	0.6%	0.3%	0.6%	0.3%
Interest expense	-0.1%	-0.2%	-0.2%	-0.3%
Employee retention credit (ERC)	7.5%	0.0%	3.8%	0.0%
Other (expense) income, net	0.2%	0.0%	0.0%	0.3%
Total other income (expense), net	8.2%	0.0%	4.3%	0.3%
(Loss) income before income taxes	-11.6%	2.2%	-6.3%	3.2%
Provision for income taxes	2.3%	0.5%	1.9%	0.7%
Net income (loss)	-13.9%	1.8%	-8.2%	2.5%

Comparison of the three and six month periods ended June 30, 2023 and 2022:

The Company operates in two reportable segments: (i) the design and manufacture of high-performance customized computers and flash arrays, in-flight entertainment and& connectivity, which we refer to as “OSS Classic,” and (ii) our subsidiary, OSS Europe, which operates fundamentally as a value-added reseller with minimal product customization with the growing potential to sell OSS Classic type products in their geography. The following tables set forth revenue, cost of revenue and gross profit per reportable segment for the three and six month periods ended June 30, 2023 and 2022, respectively.

Revenue, cost of revenue and gross profit:

	For the Three Months Ended June 30, 2023				For the Three Months Ended June 30, 2022
Entity:	Revenue	Cost of Revenue	Gross Profit	Gross Margin %	Revenue	Cost of Revenue	Gross Profit	Gross Margin %
OSS Classic	$8,278,096	$(5,863,974)	$2,414,122	29.2%	$10,715,361	$(7,180,343)	$3,535,018	33.0%
OSS Europe	8,933,436	(6,549,620)	2,383,816	26.7%	7,587,982	(5,922,682)	1,665,300	21.9%
	$17,211,532	$(12,413,594)	$4,797,938	27.9%	$18,303,343	$(13,103,025)	$5,200,318	28.4%

	For the Six Months Ended June 30, 2023				For the Six Months Ended June 30, 2022
Entity:	Revenue	Cost of Revenue	Gross Margin	Gross Margin %	Revenue	Cost of Revenue	Gross Margin	Gross Margin %
OSS Classic	$16,908,682	$(11,365,683)	$5,542,999	32.8%	$21,297,403	$(13,982,054)	$7,315,349	34.3%
OSS Europe	17,084,744	(12,759,043)	4,325,701	25.3%	14,058,617	(11,032,993)	3,025,624	21.5%
	$33,993,426	$(24,124,726)	$9,868,700	29.0%	$35,356,020	$(25,015,047)	$10,340,973	29.2%

Revenue

For the three months ended June 30, 2023, our total revenue decreased $1,091,811, or 6.0%, as compared to the same period in 2022. OSS Classic saw a decrease in revenue of $2,437,265, or 22.8%, as compared to the same period in 2022. The majority of this decrease is primarily attributable to decreases in shipments to our media customer (we expect minimal to no revenue in the second-half of the year and thereafter for this customer), loss of revenue due to bankruptcy of an autonomous trucking customer and delay in the receipt of certain military orders for our data storage units. OSS Europe experienced an increase of $1,345,454, or 17.7%, as compared to the same period in 2022 as a result of additional project based related business, increases in the number of smaller accounts and having available inventory.

For the six months ended June 30, 2023, our total revenue decreased $1,362,594, or 3.9%, as compared to the same period in 2022. OSS Classic saw a decrease in revenue of $4,388,721, or 20.6%, as compared to the same period in 2022. The majority of this decrease is primarily attributable to decreases in shipments to our media customer (we expect minimal to no revenue in the second-half of the year and thereafter for this customer), loss of revenue due to bankruptcy of an autonomous trucking customer and delay in the receipt of certain military orders for our data storage units. OSS Europe experienced an increase of $3,026,127, or 21.5%, as compared to the same period in 2022 as a result of additional project based related business, increases in the number of smaller accounts and having available inventory.

Cost of revenue and gross profit

Cost of revenue decreased $689,431, or 5.3%, for the three months ended June 30, 2023, as compared to the same period in 2022. OSS Classic saw a decrease in cost of revenue of $1,316,369, or 18.3%, as compared to the same period in 2022. This decrease in cost of revenue is mainly attributable to a decrease in our sales to our media customer and sales of AI Transportable products. OSS Europe’s cost of revenue increased $626,938, or 10.6%, as compared to the same period in 2022, due to additional sales attributable to project based related business, increases in the number of smaller accounts and having available inventory.

The overall gross margin percentage was 27.9% for the 2023 period as compared to 28.4% in the same period in 2022. OSS Classic’s gross margin percentage for the three months ended June 30, 2023, was 29.2%, a decrease of 3.8 percentage points as compared to the prior year period in 2022 of 33.0%, due to the predominance of lower margin sales to our media customer and higher mix of third-party content such as GPUs in our AI Transportable type products. OSS Europe contributed gross margin at a rate of 26.7%, as compared to the same period in 2022 of 21.9%, an increase of 4.8 percentage points, resulting from strategic management of inventory and of having sought-after products sold at a premium, product mix and increased sales of OSS classic type products.

Cost of revenue decreased $890,321, or 3.6%, for the six months ended June 30, 2023, as compared to the same period in 2022. OSS Classic saw a decrease in cost of revenue of $2,616,371, or 18.7%, as compared to the same period in 2022. This decrease in cost of revenue is mainly attributable to a decrease in our sales to our media customer and sales of AI transportable products. OSS Europe’s cost of revenue increased $1,726,050, or 15.6%, as compared to the same period in 2022, due to additional sales attributable to project based related business, increases in the number of smaller accounts and having available inventory.

The overall gross margin percentage was 29.0% for the 2023 period as compared to 29.2% in the same period in 2022. OSS Classic’s gross margin percentage for the six months ended June 30, 2023, was 32.8%, a decrease of 1.50 percentage points as compared to the prior year period in 2022 of 34.3%, due to the predominance of lower margin sales to our media customer and higher mix of third-party content such as GPUs in our AI Transportable type products. OSS Europe contributed gross margin at a rate of 25.3%, as compared to the same period in 2022 of 21.5%, an increase of 3.8 percentage points, resulting from strategic management of inventory and of having sought-after products sold at a premium, product mix and increased sales of OSS classic type products.

Operating expenses

General and administrative expense

General and administrative expense increased $1,251,435, or 68.7%, for the three months ended June 30, 2023, as compared to the same period in 2022. OSS Classic experienced an increase of $1,216,766, or 87.5%. Of this increase in general and administrative expense, approximately $1,132,000 is attributable to increased costs associated with our organizational restructuring and outside professional services. Such non-recurring costs included additional equity compensation, wages, legal fees, search firm fees, and additional board compensation attributable to the strategic transition committee. OSS Europe had an increase of $34,669, or 8.1% resulting from increased employee costs attributable to new employees and expenditures for additional computer storage. Overall, total general and administrative expense increased as a percentage of revenue to 17.9% for the three months ended June 30, 2023, as compared to 10.0% during the same period in 2022.

General and administrative expense increased $1,761,848, or 49.0%, for the six months ended June 30, 2023, as compared to the same period in 2022. OSS Classic experienced an increase of $1,687,336, or 61.8%. Of this increase in general and administrative expense, approximately $1,359,000 is attributable to increased non-recurring costs associated with our organizational restructuring and outside professional services. Such costs included additional equity compensation, wages, legal fees, search firm fees, and additional board compensation attributable to the strategic transition committee. OSS Europe had an increase of $74,512, or 8.6% resulting from increased employee wages and new employees and expenditures for additional computer storage. Overall, total general and administrative expense increased as a percentage of revenue to 15.8% for the six months ended June 30, 2023, as compared to 10.2% during the same period in 2022.

Impairment of goodwill

During June 2023, the Company took a write-down of $2,700,000 as a result of the overall financial performance of OSS Classic as compared to plan, the transition of and focus on our product strategy on AI Transportables and the defense industry deferment of certain orders. There was no such impairment charge in 2022.

Marketing and selling expense

Marketing and selling expense decreased $240,948, or 14.0%, for the three months ended June 30, 2023, as compared to the same period in 2022. OSS Classic had a decrease of $242,670, or 18.1%, which was mainly attributable to having the Company participating in fewer tradeshows in the quarter as compared to the prior year and a reduction in employee costs resulting from our organizational restructuring. OSS Europe had an increase of $1,722, or 0.5%, primarily resulting from the addition of new marketing personnel and sales collateral material. Overall, total marketing and selling expense decreased as a percentage of revenue to 8.6% during the three months ended June 30, 2023, as compared to 9.4% during the same period in 2022.

Marketing and selling expense increased $74,013, or 2.3%, for the six months ended June 30, 2023, as compared to the same period in 2022. OSS Classic had a decrease of $45,232, or 1.8%, which was mainly attributable to a reduction in employee costs resulting from our organizational restructuring. OSS Europe had an increase of $119,245, or 16.9%, primarily resulting from the addition of new marketing personnel and sales collateral material. Overall, total marketing and selling expense increased as a percentage of revenue to 9.6% during the six months ended June 30, 2023, as compared to 9.0% during the same period in 2022.

Research and development expense

Research and development expense decreased $297,387, or 23.8%, for the three months ended June 30, 2023, as compared to the same period in 2022. OSS Classic saw a decrease of $311,140, or 27.2%. The decrease was largely driven by engineering resources being deployed on chargeable projects, which costs are reclassified as a component of costs of sales. OSS Europe experienced an increase of $13,753, or 13.0%. This increase was attributable to increased testing of product to support the increase in revenue. Overall, total research and development expense as a percentage of revenue decreased as a percentage of revenue to 5.5% during the three months ended June 30, 2023, as compared to 6.8% during the same period in 2022.

Research and development expense decreased $346,174, or 13.9%, for the six months ended June 30, 2023, as compared to the same period in 2022. OSS Classic saw a decrease of $369,669, or 16.2%. The decrease was largely driven by engineering resources being deployed on chargeable projects, which costs are reclassified as a component of costs of sales. OSS Europe experienced an increase of $23,495, or 11.0%. This increase was attributable to increased testing of product to support the increase in revenue. Overall, total research and development expense as a percentage of revenue decreased as a percentage of revenue to 6.3% during the six months ended June 30, 2023, as compared to 7.1% during the same period in 2022.

Interest income

Interest income increased $49,278 for the three months ended June 30, 2023, as compared to the same period in 2022. The increase is attributable to higher interest rates on qualified short-term investments that meet Company requirements.

Interest income increased $108,539 for the six months ended June 30, 2023, as compared to the same period in 2022. The increase is attributable to higher interest rates on qualified short-term investments that meet Company requirements.

Interest expense

Interest expense decreased $21,010 for the three months ended June 30, 2023, as compared to the same period in 2022, as a result of the maturity of the senior secured convertible note that matured on April 1, 2022.

Interest expense decreased $47,021 for the six months ended June 30, 2023, as compared to the same period in 2022, as a result of the maturity of the senior secured convertible note that matured on April 1, 2022.

Employee Retention Credit

For the three and six month periods ended June 30, 2023, the Company received a government provided Employee Retention Credit (ERC) for the retention of employees during the COVID-19 pandemic during the years of 2020 and 2021, in the amount of $1,516,034 less commissions of $217,793.

Other income (expense), net

Other income (expense), for the three months ended June 30, 2023, resulted in net other income of $31,837, as compared to net other expense of $4,169, in the same period in 2022, for an improvement of $36,006.

Other income (expense), for the six months ended June 30, 2023, resulted in net other income of $11,614, as compared to net other income of $97,952, in the same period in 2022, for a net decrease of $86,338. The most significant contributions to the year-over-year change include the sale of a URL for Magma.com in 2022 for $125,000.

Provision for income taxes

We have recorded an income tax provision of $396,863 and $85,490, respectively, for the three months ended June 30, 2023 and 2022, and $658,365 and $250,798, respectively, for the six months ended June 30, 2023 and 2022. The effective tax rate for the six months ended June 30, 2023 and 2022, differed from the statutory rate mainly due to permanent non-deductible goodwill amortization for OSS Europe and impairment of goodwill attributable to OSS Classic, change in valuation allowance, deductions related to expenses of OSS stock options, research and development credits, and changes in reserves for uncertain tax positions, as well as projecting foreign and state tax liabilities for the year. Under the Tax Cuts and Jobs Act of 2017, research and development costs are no longer fully deductible and are required to be capitalized and amortized for U.S. tax purposes effective January 1, 2022. The mandatory capitalization requirement increases our deferred tax assets and the related valuation allowance and may have an impact on payment of tax liabilities. The effective tax rate for the six months ended June 30, 2023, was 28.86%, as compared to 20.86% in the prior period in 2022.

Liquidity and Capital Resources

Historically, our primary sources of liquidity have been provided by public and private offerings of our securities and revenues generated from our business operations. As of June 30, 2023, we had total cash and cash equivalents of $6,100,317, with short-term investments of $9,321,456, and total working capital of $35,947,245. Cash and cash equivalents held by OSS Europe totaled US$2,448,439 on June 30, 2023. OSS Europe’s debt covenants do not permit the use of those funds by its parent company.

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

As discussed elsewhere in this Quarterly Report, during the first and second quarters of 2023, the general consensus among economists continued to suggest that a risk of recession will continue for the foreseeable future, which could result in further economic uncertainty and volatility in the capital markets in the near term and could negatively affect our operations. We intend to continue to monitor the effects of inflation, global supply chain shortages and the economic conditions, and, if appropriate, we may alter our plans to address such concerns as they may arise.

Management’s plans are to focus on acquiring new customer orders to replace lost revenue attributable to our media customer, to continue our efforts towards responding to the changing economic landscape, including inflation, foreign currency exchange rates, a potential recession, increases in the Federal Reserve interest rate, the current instability of the banking system in the United States, supply chain constraints and international conflicts, by continuing to control hiring and operating costs, conserve cash, and continual focus on improving margin.

While management expects these actions and continued diligence towards cost growth and expense containment, our results of operations for the six months ended June 30, 2023 and the year ended December 31, 2022, partially benefited from such actions particularly those resulting from a reduction in force in April 2023. Management is also committed to conserving cash and securing debt and/or equity financing, as required, for liquidity to meet our cash requirements through at least a period of the next twelve months.

In April 2022, the Company obtained a domestic revolving line of credit of $2,000,000 from its bank, which was renewed in April 2023 and renews on an annual basis at the current prime rate. To access this line of credit the Company must maintain cash and investments balances at a minimum of $4,000,000. Although the Company has not drawn down on the line of credit to date, it may choose to do so in the future.

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

The following table summarizes our cash flows for the three month periods ended June 30, 2023 and 2022:

	For the Six Months Ended June 30,
Cash flows:	2023	2022
Net cash provided by (used in) operating activities	$2,048,934	$(7,576,355)
Net cash provided by investing activities	$503,054	$2,878,600
Net cash provided by financing activities	$413,575	$2,614,463

Operating Activities

During the six month period ended June 30, 2023, we provided $2,048,984 in cash for operating activities, a difference of $9,625,289 when compared to the cash used in operating activities of $7,576,355 during the same period in 2022.

The change in cash provided by operating activities during the six month period ended June 30, 2023, as compared to cash used in operating activities in the same period in 2022, is primarily a result a net increase in the sources of operating cash flow for working capital items of $11,256,362. This increase was offset by a reduction in profitability from net income in 2022 of $902,056, to a net loss of $2,800,008 in the current year, a reduction of $3,702,064.

Additionally, there were net unfavorable adjustments in the current period for non-cash items of $2,070,991, which were comprised of $3,476,436 of favorable non-cash items, inclusive of the write-down for the impairment of goodwill, offset by $107,204 of negative non-cash items that did not affect operating cash flow and exclusion of $1,298,241 for the employee retention credit.

Net working capital sources for the six month period ended June 30, 2023, were $1,184,919, as compared to the prior year period uses of working capital of $10,071,443, a reduction in the use of working capital of $11,256,362. The source of working capital of $17,694,596 was attributable to changes in accounts receivables, inventory levels, and accrued expenses and other liabilities for the comparable period. These sources were offset by uses of working capital of $6,438,234 being applied to changes in prepaid expenses and other current assets and accounts payable.

Our ability to generate cash from operations in future periods will depend in large part on our profitability, the rate and timing of collections of our accounts receivable, our inventory turns and our ability to manage other areas of working capital, including accounts payable and accrued expenses.

Investing Activities

During the six month period ended June 30, 2023, the Company generated cash of $503,054 in investing activities, as compared to $2,878,000 provided by investing activities during the prior year period in 2022, a net decrease of $2,375,546. The source of investing funds was attributable to the redemption of short-term investments in both years and the sale of the Magma.com URL in the prior year. Additionally, the Company continues to enhance the capabilities of its ERP system, and purchase test equipment for the engineering department. We do not anticipate any significant investments not normally anticipated in the original course of business in the near term.

Financing Activities

Given the current economic, financial, and geopolitical instability, the Company believes it is imperative to maintain opportunities for additional financial resources to ensure financial stability during trying economic times. During the six month period ended June 30, 2023, the Company generated $413,575 resulting from funds received in conjunction with the ERC program offset by debt service payments on OSS Europe borrowings and payment of tax on the net exercise of vested RSUs. During the same period in 2022, the Company generated cash through proceeds for new borrowings for inventory at OSS Europe.

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

We are experiencing delays in funding for customer projects, delays in delivery schedules based upon customer requirements and an extended sales cycle. Additionally, certain of our customers are experiencing downturns or uncertainty in their own business operations and revenue, and as a result there is an increased risk that these customers may need to decrease or delay their technology spending, request pricing concessions or payment extensions, or seek to renegotiate their contracts. During the three and six months ended June 30, 2023, the Company experienced delays and postponements of committed purchases and orders due to certain customers’ funding or program delays. We have also experienced cancellations of orders due to disruptions in our customers’ businesses or changes in their business plans. Such delays, postponements and cancellations negatively impacted the Company’s results of operations for the three and six months ended June 30, 2023. If such decreases in orders, postponements or cancellations continue in the future, our operating results will be further impacted and our revenues may decline in future periods.

As discussed in this Quarterly Report, the world has been affected due to the COVID-19 pandemic, the ongoing conflict between Russia and Ukraine and economic uncertainty, amongst other things. Inflation has risen, Federal Reserve interest rates have increased recently, there is still some concern regarding instability of the banking systems in the United States and the general consensus among economists suggests that we should continue to expect a risk of recession will continue for the foreseeable future. These factors, amongst other things, could result in further economic uncertainty and volatility in the capital markets in the near term, and could negatively affect our operations.

As of June 30, 2023, the Company has completed and fulfilled substantially all of its orders associated with its long-term media and entertainment customer and does not anticipate any significant business from this customer in the future. This resulted from an acceleration in such customer’s investment in cloud technology and a drive towards less intelligent compute capability at the edge to reduce the costs of their componentry. This is particularly true of their virtual products, which do not require the same level of ruggedization as this system is not typically operated in harsh environments and for which software is being developed to provide a real-time cloud solution. This customer’s transition to cloud solutions had a negative impact on the Company’s results of operations for the three and six months ended June 30, 2023, and is expected to continue to have a negative impact on the Company’s results of operations for the near term.

As previously disclosed, in 2021, we shifted our primary focus to the development and sale of AI Transportables. Since 2022, we have significantly increased our efforts to penetrate the military and defense sectors in particular that typically have protracted sales cycles, significant contracting requirements, and multi-year deliverables. With the formation of a new strategic advisory board in second quarter 2022 and the recent hiring of a new president and chief executive officer and new vice president of sales, both with extensive experience in contracting in the defense industry, we have further increased our emphasis and focus on the pursuit of revenue opportunities with major defense contractors and the military.

Additionally, in March 2023, Silicon Valley Bank and Signature Bank, and most recently on May 1, 2023, First Republic Bank, were closed and taken over by the FDIC, which has created significant market disruption for those who bank with those institutions, and which raised significant concern regarding the stability of the banking system in the United States, and in particular with respect to regional banks. If other banks and financial institutions enter receivership or become insolvent in the future in response to financial conditions affecting the banking system and financial markets, our ability to access our cash and cash equivalents may be threatened and such events could have a material adverse effect on our business and financial condition.

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

Additionally, the potential for growth in new markets is uncertain. We will continue to explore these opportunities until such time as we either generate sales or determine that resources would be more efficiently used elsewhere.

In the first and second quarters of 2023, we implemented certain internal organizational changes to align our US-based operations with, and to further support and accelerate our strategy to focus on, the AI Transportables industry and our military business. In furtherance of this strategy and our goals, on June 5, 2023, David Raun, then the Company’s chief executive officer, stepped down from such roles and Michael Knowles was appointed to serve in such roles. Mr. Raun currently continues to serve as a member of the Company’s board of directors. Additionally, subsequent to the quarter ended June 30, 2023, on July 17, 2023, we hired a new vice president of sales with significant relevant experience. Furthermore, on August 8, 2023, Jack Harrison and Sita Lowman tendered their resignations from our board of directors and the relevant committees thereof, effective September 30, 2023. Additionally, on August 8, 2023, the board appointed Michael Knowles, our Chief Executive Officer and President, and retired Admiral Michael Dumont, a member of our advisory board, as directors of the Company, effective September 30, 2023, to fill the vacancies created by the resignations of Mr. Harrison and Ms. Lowman. These changes were part of the first phase of our previously announced plans to reprofile our board of directors to further align with our focus on AI Transportables and our military business. Consistent with previous disclosures, we intend to make additional changes to the composition of our board over the coming year.

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

We periodically re-evaluate and adjust our critical accounting policies as circumstances change. There were no significant changes to our critical accounting policies during the three month period ended June 30, 2023.

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

Concentration of credit risk

At times, deposits held with financial institutions may exceed the amount of insurance provided by the Federal Deposit Insurance Corporation (“FDIC”) and Securities Investor Protection Corporation (“SIPC”), of which both provide basic deposit coverage with limits up to $250,000 per owner. As of June 30, 2023, the Company had $250,000 of cash in our accounts that exceeded the insurance limits. The Company has not experienced any losses in these accounts and believes that the financial institutions at which such amounts are held are stable; however, no assurances can be provided. In Germany, the deposit insurance is €100,000 per bank, per customer. OSS Europe has funds on deposit in both Euro and U.S. dollar denominations of €1,898,289 (US$2,072,507) with banks in excess of the insurance limits.

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

Derivative Financial Instruments

We employ derivatives on a periodic basis to manage certain market risks using foreign exchange forward contracts. We do not use derivatives for trading or speculative purposes. Our derivatives are designated as a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (cash flow hedge). We hedge a portion of the exchange risk involved in anticipation of highly probable foreign currency-denominated transactions. In anticipation of these transactions, we may enter into foreign exchange contracts to provide currency at a fixed rate.

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Net (loss) income	$(2,399,496)	$322,822	$(2,800,008)	$902,056
Depreciation and amortization	270,255	254,429	542,528	524,220
Stock-based compensation expense	898,008	532,636	1,372,217	915,464
Interest expense	23,939	44,949	56,644	103,665
Interest income	(104,785)	(55,507)	(215,051)	(106,512)
Impairment of goodwill	2,700,000	-	2,700,000	-
Employee retention credit (ERC)	(1,298,241)	-	(1,298,241)	-
Provision for income taxes	396,863	85,490	658,365	250,798
Adjusted EBITDA	$486,543	$1,184,819	$1,016,454	$2,589,691

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

The following table reconciles non-GAAP net income and basic and diluted earnings per share:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Net (loss) income	$(2,399,496)	$322,822	$(2,800,008)	$902,056
Amortization of intangibles	15,808	15,807	31,616	31,616
Impairment of goodwill	2,700,000	-	2,700,000	-
Employee retention credit (ERC)	(1,298,241)	-	(1,298,241)	-
Stock-based compensation expense	898,008	532,636	1,372,217	915,464
Non-GAAP net (loss) income	$(83,921)	$871,265	$5,584	$1,849,136
Non-GAAP net (loss) income per share:
Basic	$(0.00)	$0.04	$0.00	$0.10
Diluted	$(0.00)	$0.04	$0.00	$0.09
Weighted average common shares outstanding:
Basic	20,397,741	19,940,902	20,325,029	19,416,832
Diluted	20,397,741	21,180,490	20,841,127	20,346,917

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

	For the Six Months Ended June 30,
Cash flow:	2023	2022
Net cash provided by (used in) operating activities	$2,048,934	$(7,576,355)
Capital expenditures	(299,891)	(141,685)
Free cash flow	$1,749,043	$(7,718,040)

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2023, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

On August 8, 2023, Jack Harrison and Sita Lowman tendered their resignations from the Company’s board of directors (the “Board”) and the relevant committees thereof, effective September 30, 2023. Mr. Harrison’s and Ms. Lowman’s decision to resign from their positions as directors on the Company’s Board was consistent with the Company’s previously announced plans to reprofile the Board, and was not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

On August 8, 2023, the Board appointed Michael Knowles, the Company’s Chief Executive Officer and President, and retired Admiral Michael Dumont, a member of the Company’s advisory board, as directors of the Company, effective September 30, 2023, to fill the vacancies created by the resignations of Mr. Harrison and Ms. Lowman. Commencing September 30, 2023, Mr. Knowles and Mr. Dumont will hold the director positions until the Company’s next annual meeting of stockholders or until their respective successors are elected and qualified, subject to their earlier death, resignation or removal. The Company has not yet determined which committees of the Board, if any, Mr. Knowles and Mr. Dumont may be appointed to.

There is no arrangement or understanding between Mr. Knowles or Mr. Dumont and any other person pursuant to which either Mr. Knowles or Mr. Dumont were selected as directors of the Company. Other than pursuant to the employment agreement previously entered into by and between the Company and Mr. Knowles, and in the case of Mr. Dumont, the Company’s formal plan for compensating its non-executive directors for their services, there are no plans, contracts or arrangements or amendments to any plans, contracts or arrangements entered into with Mr. Knowles or Mr. Dumont in connection with their election to the Board, nor were there any equity grants or awards made to either of Mr. Knowles or Mr. Dumont in connection therewith. Neither Mr. Knowles nor Mr. Dumont is a participant in, nor are they to be a participant in, any related-person transaction or proposed related-person transaction required to be disclosed by Item 404(a) of Regulation S-K under the Exchange Act.

Item 6. Exhibits.

Exhibit Index

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1	Agreement and Plan of Merger and Reorganization, dated August 22, 2018, with Concept Development Inc.	8-K	001-38371	2.1	September 6, 2018

2.2	Share Purchase Agreement, dated October 31, 2018, with Bressner Technology GmbH.	8-K	001-38371	2.1	November 6, 2018

3.1	Amended and Restated Certificate of Incorporation (currently in effect).	8-K/A	001-38371	3.1	March 21, 2018

3.2	Bylaws, as amended (currently in effect).	8-K	001-38371	3.2	February 6, 2018

3.3	Certificate of Amendment to the Amended and Restated Bylaws of the Company, dated April 7, 2023.	8-K	001-38371	3.1	April 7, 2023

4.1	Second Amended and Restated Investors’ Rights Agreement, dated January 2007.	S-1	333-222121	4.2	December 18, 2017

4.2	Common Shareholder Piggyback Registration Rights Agreement, dated July 15, 2016.	S-1	333-222121	4.3	December 18, 2017

10.1	Amended and Restated Employment Agreement between One Stop Systems, Inc. and David Raun, dated April 3, 2023.	8-K	001-38371	10.1	April 7, 2023

10.2	Executive Employment Agreement between One Stop Systems, Inc. and Michael Knowles, executed May 16, 2023.	8-K	001-38371	10.2	May 22, 2023

10.3	Executive Employment Agreement between One Stop Systems, Inc. and John Morrison, executed June 1 2023.	8-K	001-38371	10.1	June 7, 2023

10.4	Executive Employment Agreement between One Stop Systems, Inc. and Jim Ison, executed June 4, 2023.	8-K	001-38371	10.2	June 7, 2023

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*

101 INS	Inline XBRL Instance Document	**

101 SCH	Inline XBRL Taxonomy Extension Schema Document	**

101 CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	**

101 LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	**

101 PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	**

101 DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	**

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101 attachments)	**

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

One Stop Systems, Inc.

Date: August 10, 2023	By:	/s/ Michael Knowles
Michael Knowles
President and Chief Executive Officer (Principal Executive Officer)

Date: August 10, 2023	By:	/s/ John W. Morrison Jr.
John W. Morrison Jr.
Chief Financial Officer (Principal Financial and Accounting Officer)