Form 10-Q
period 2023-09-30
ONE STOP SYSTEMS, INC.
filed 2023-11-09
CIK 1394056

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of October 31, 2023, the registrant had 20,604,050 shares of common stock (par value $0.0001) outstanding.

Table of Contents

PART_1_FINANCIAL_INFORMATION

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

In our opinion the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly our financial position, results of operations, and cash flows for the interim periods presented. We have presented financial statements in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). Therefore, such financial statements do not include all disclosures required by accounting principles generally accepted in the United States of America. In preparing these unaudited consolidated financial statements, management has evaluated events and transactions for potential recognition or disclosure through the date the unaudited consolidated financial statements were issued by filing with the SEC.

This Quarterly Report on Form 10-Q for the three and nine month periods ended September 30, 2023 (this "Quarterly Report"), should be read in conjunction with our audited financial statements for the year ended December 31, 2022, included in our Annual Report on Form 10-K, filed with the SEC on March 23, 2023.

The results of operations for the three and nine month periods ended September 30, 2023, are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2023.

ONE STOP SYSTEMS, INC. (OSS)

CONSOLIDATED BALANCE SHEETS

	Unaudited	Audited
	September 30,	December 31,
	2023	2022
ASSETS
Current assets
Cash and cash equivalents	$3,735,005	$3,112,196
Short-term investments (Note 3)	9,439,296	10,123,535
Accounts receivable, net (Note 4)	8,978,454	11,327,244
Inventories, net (Note 5)	22,225,210	20,775,366
Prepaid expenses and other current assets	668,665	502,156
Total current assets	45,046,630	45,840,497
Property and equipment, net	2,261,233	2,570,124
Operating lease right-of use assets	1,947,750	731,043
Deposits and other	48,093	60,243
Deferred tax assets, net	720,894	-
Goodwill	1,489,722	7,120,510
Intangible assets, net (Note 6)	-	42,154
Total Assets	$51,514,322	$56,364,571

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$3,228,134	$4,592,713
Accrued expenses and other liabilities (Note 7)	4,778,548	3,013,869
Current portion of operating lease obligation (Note 10)	365,629	536,588
Current portion of notes payable (Note 8)	2,259,687	2,952,447
Total current liabilities	10,631,998	11,095,617
Long-term debt, net of current portion (Note 8)	-	409,294
Deferred tax liability, net	-	138,662
Operating lease obligation, net of current portion (Note 10)	1,729,433	397,249
Total liabilities	12,361,431	12,040,822
Commitments and contingencies (Note 10)
Stockholders’ equity
Common stock, $0.0001 par value; 50,000,000 shares authorized; 20,604,050 and 20,084,528 shares issued and outstanding, respectively	2,059	2,008
Additional paid-in capital	46,905,058	45,513,807
Accumulated other comprehensive income	386,941	510,485
Accumulated deficit	(8,141,167)	(1,702,551)
Total stockholders’ equity	39,152,891	44,323,749
Total Liabilities and Stockholders' Equity	$51,514,322	$56,364,571

See accompanying notes to unaudited consolidated financial statements.

ONE STOP SYSTEMS, INC. (OSS)

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue	$13,748,163	$18,815,844	$47,741,589	$54,171,864
Cost of revenue	10,096,812	13,737,976	34,221,538	38,753,023
Gross profit	3,651,351	5,077,868	13,520,051	15,418,841
Operating expenses:
General and administrative	1,935,720	1,890,036	7,293,701	5,486,169
Impairment of goodwill	2,930,788	-	5,630,788	-
Marketing and selling	1,713,105	1,864,588	4,983,751	5,061,221
Research and development	1,053,852	1,159,868	3,203,830	3,656,020
Total operating expenses	7,633,465	4,914,492	21,112,070	14,203,410
(Loss) income from operations	(3,982,114)	163,376	(7,592,019)	1,215,431
Other income (expense), net:
Interest income	170,420	46,407	385,471	152,919
Interest expense	(31,468)	(30,044)	(88,112)	(133,710)
Employee retention credit (ERC) (Note 2)	418,486	-	1,716,727	-
Other income (expense), net	13,035	(11,050)	24,649	86,903
Total other income, net	570,473	5,313	2,038,735	106,112
(Loss) income before income taxes	(3,411,641)	168,689	(5,553,284)	1,321,543
Provision for income taxes	226,967	36,156	885,332	286,954
Net (loss) income	$(3,638,608)	$132,533	$(6,438,616)	$1,034,589

Net (loss) income per share:
Basic	$(0.18)	$0.01	$(0.32)	$0.05
Diluted	$(0.18)	$0.01	$(0.32)	$0.05

Weighted average common shares outstanding:
Basic	20,569,111	20,019,625	20,407,284	19,619,971
Diluted	20,569,111	21,138,957	20,407,284	20,582,116

See accompanying notes to unaudited consolidated financial statements.

ONE STOP SYSTEMS, INC. (OSS)

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Net (loss) income	$(3,638,608)	$132,533	$(6,438,616)	$1,034,589
Other comprehensive income (loss):
Net unrealized (loss) income on short-term investments	(12,240)	12,088	(11,373)	10,669
Currency translation adjustment	(839,903)	(216,191)	(112,171)	(434,941)
Total other comprehensive loss	(852,143)	(204,103)	(123,544)	(424,272)
Comprehensive (loss) income	$(4,490,751)	$(71,570)	$(6,562,160)	$610,317

See accompanying notes to unaudited consolidated financial statements.

ONE STOP SYSTEMS, INC. (OSS)

UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Three and Nine Months Ended September 30, 2023

	Common Stock			Accumulated Other	Accumulated	Total
	Shares	Amount	Additional Paid-in-Capital	Comprehensive income	(Deficit) Earnings	Stockholders' Equity
Balance, January 1, 2023	20,084,528	$2,008	$45,513,807	$510,485	$(1,702,551)	44,323,749
Stock-based compensation	-	-	1,372,217	-	-	1,372,217
Exercise of stock options, RSUs and warrants	458,496	45	51,004	-	-	51,049
Taxes paid on net issuance of employee stock options	-	-	(532,600)	-	-	(532,600)
Currency translation adjustment	-	-		727,732	-	727,732
Net unrealized gain on short-term investments	-	-	-	867	-	867
Net loss	-	-	-	-	(2,800,008)	(2,800,008)
Balance, June 30, 2023	20,543,024	$2,053	$46,404,428	$1,239,084	$(4,502,559)	$43,143,006
Stock-based compensation	-	-	518,680	-	-	518,680
Exercise of stock options, RSUs and warrants	61,026	6	11,367	-	-	11,373
Taxes paid on net issuance of employee stock options	-	-	(29,417)	-	-	(29,417)
Currency translation adjustment	-	-	-	(839,903)	-	(839,903)
Net unrealized loss on short-term investments	-	-	-	(12,240)	-	(12,240)
Net loss	-	-	-	-	(3,638,608)	(3,638,608)
Balance, September 30, 2023	20,604,050	$2,059	$46,905,058	$386,941	$(8,141,167)	$39,152,891

See accompanying notes to unaudited consolidated financial statements.

ONE STOP SYSTEMS, INC. (OSS)

UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Three and Nine Months Ended September 30, 2022

	Common Stock			Accumulated Other		Total
	Shares	Amount	Additional Paid-in-Capital	Comprehensive Income	Accumulated Earnings / (Deficit)	Stockholders' Equity
Balance, January 1, 2022	18,772,214	$1,877	$41,232,441	$153,361	$571,037	$41,958,716
Adjustment to beginning retained for adoption of lease account (ASC 842)	-	-	-	-	(44,533)	(44,533)
Adjusted beginning balance, January 1, 2022	18,772,214	$1,877	$41,232,441	$153,361	$526,504	$41,914,183
Stock-based compensation	-	-	915,464	-	-	915,464
Exercise of stock options, RSUs and warrants	200,306	20	32,208	-	-	32,228
Taxes paid on net issuance of employee stock options	-	-	(152,162)	-	-	(152,162)
Conversion of senior secured convertible debt to equity	1,036,365	104	2,590,805	-	-	2,590,909
Currency translation adjustment	-	-	-	(218,750)	-	(218,750)
Net unrealized gains (losses) on short-term investments	-	-	-	(1,419)	-	(1,419)
Net income	-	-	-	-	902,056	902,056
Balance, June 30, 2022	20,008,885	$2,001	$44,618,756	$(66,808)	$1,428,560	$45,982,509
Stock-based compensation	-	-	542,166	-	-	542,166
Exercise of stock options, RSUs and warrants	15,201	1	9,933	-	-	9,934
Taxes paid on net issuance of employee stock options	-	-	(117,433)	-	-	(117,433)
Currency translation adjustment	-	-	-	(216,191)	-	(216,191)
Net unrealized gains on short-term investments	-	-	-	12,088	-	12,088
Net income	-	-	-	-	132,533	132,533
Balance, September 30, 2022	20,024,086	$2,002	$45,053,422	$(270,911)	$1,561,093	$46,345,606

See accompanying notes to unaudited consolidated financial statements.

ONE STOP SYSTEMS, INC. (OSS)

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net (loss) income	$(6,438,616)	$1,034,589
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Deferred benefit for income taxes	-	(151,495)
(Gain) loss on disposal of property and equipment	(92,147)	28,047
Provision for bad debt	30,488	5,125
Impairment of goodwill	5,630,788	-
Warranty reserves	(18,216)	12,470
Amortization of intangibles	42,154	47,424
Depreciation	771,619	737,623
Inventory reserves	1,026,501	144,387
Amortization of debt discount	-	1,224
Stock-based compensation expense	1,890,897	1,457,630
Employee retention credit (ERC)	(1,716,727)	-
Changes in operating assets and liabilities:
Accounts receivable	2,639,125	(6,578,327)
Inventories	(2,614,194)	(9,066,931)
Prepaid expenses and other current assets	(1,018,286)	(463,582)
Accounts payable	(1,309,295)	3,256,015
Accrued expenses and other liabilities	1,401,378	860,907
Net cash provided by (used in) operating activities	225,469	(8,674,894)

Cash flows from investing activities:
Redemption of short-term investment grade securities	672,865	4,878,419
Proceeds from sale of intangible assets	-	125,000
Purchases of property and equipment, including capitalization of labor costs for test equipment and ERP	(374,464)	(285,499)
Net cash provided by investing activities	298,401	4,717,920

Cash flows from financing activities:
Proceeds from exercise of stock options and warrants	62,422	42,162
Payment of payroll taxes on net issuance of employee stock options	(562,017)	(269,595)
Proceeds on borrowing of notes payable	-	2,692,531
Repayments on notes payable	(1,081,729)	(225,252)
Proceeds on employee retention credit benefit	1,716,727	-
Net cash provided by financing activities	135,403	2,239,846

Net change in cash and cash equivalents	659,273	(1,717,128)
Effect of exchange rates on cash	(36,464)	(203,871)
Cash and cash equivalents, beginning of period	3,112,196	5,101,174
Cash and cash equivalents, end of period	$3,735,005	$3,180,175

See accompanying notes to unaudited consolidated financial statements.

ONE STOP SYSTEMS, INC. (OSS)

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

	For the Nine Months Ended September 30,
	2023	2022
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$91,822	$33,994
Cash paid during the period for income taxes	$217,705	$88,355

Supplemental disclosure of non-cash flow transactions:
Right of use assets recorded upon adoption of ASC 842	$-	$1,203,580
Lease liabilities recorded upon adoption of ASC 842	$-	$1,477,419
Conversion of senior secured convertible debt to common stock	$-	$2,590,909

See accompanying notes to unaudited consolidated financial statements.

ONE STOP SYSTEMS, INC. (OSS)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Nine Month Periods Ended September 30, 2023 and 2022

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

On October 31, 2018, OSS GmbH acquired 100% of the outstanding equity of Bressner Technology GmbH, a limited liability company registered under the laws of Germany and located near Munich, Germany (“Bressner”). Bressner designs and manufactures standard and customized servers, panel PCs, and PCIe accelerator systems. Although, currently, Bressner primarily serves as a value-added reseller for the Company in Europe, we are also focused on growing the AI Transportable portion of our business through Bressner and leveraging its existing relationships. Bressner also provides manufacturing, test, sales, and marketing services for customers throughout Europe, the Middle East and Africa.

The Company has completed and fulfilled substantially all of its orders associated with its long-term media and entertainment customer and does not anticipate significant business from this customer in the future. This resulted from an acceleration in such customer’s investment in cloud technology and a drive towards less intelligent compute capability at the edge to reduce the costs of their componentry. This is particularly true of their virtual products, which do not require the same level of ruggedization, as this system is not typically operated in harsh environments and for which software is being developed to provide a real-time cloud solution. This customer’s transition to cloud solutions had a negative impact on the Company’s results of operations for the three and nine months ended September 30, 2023.

As previously disclosed, in 2021, the Company shifted its primary focus to the development and sale of AI Transportables. Since 2022, we have significantly increased our efforts to penetrate the military and defense sectors in particular. With the formation of a strategic advisory board in second quarter 2022, and the recent hiring of Michael Knowles and Robert Kalebaugh, each of whom has extensive experience in contracting in the defense industry, as our new president and chief executive officer and Vice President of Sales, respectively, we have further increased our emphasis and focus on the pursuit of revenue opportunities with major defense contractors and the military.

The lingering negative impacts of the COVID-19 pandemic and the impact on the global economy and capital markets resulting from the geopolitical instability caused in part by the ongoing military conflict between Russia and Ukraine and the escalating war in Israel, including inflation and Federal Reserve interest rate increases, have contributed to global supply chain issues and economic uncertainty, which has negatively affected our operations. Additionally, the general consensus among economists continues to suggest that an elevated risk of recession will continue for the foreseeable future, which could result in further economic uncertainty and volatility in the capital markets in the near term and could negatively affect our operations.

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

These global issues and concerns regarding general economic decline or recession are impacting our business as well as some of our customers, who are experiencing downturns or uncertainty in their own business operations and revenue, and as a result, these customers may need to decrease or delay their technology spending, request pricing concessions or payment extensions, or seek to renegotiate their contracts. During the three and nine months ended September 30, 2023, the Company experienced delays and postponements of committed purchases and orders due to certain customers’ funding or program delays. We have also experienced cancellations of orders due to disruptions in our customers’ businesses or changes in their business plans. Such delays, postponements and cancellations negatively impacted the Company’s results of operations for the three and nine months ended September 30, 2023. If such decreases in orders, postponements or cancellations continue in the future, our operating results will be further impacted, and our revenues may decline in future periods.

These global issues and events may also have the effect of heightening many risks associated with our customers and supply chain. We may take further actions that alter our operations from time to time, or which we determine are in our best interests. In addition, we may decide to postpone or abandon planned investments in our business in response to changes in our business, which may impact our ability to attract and retain customers and our rate of innovation, either of which could harm our business.

In March 2023, Silicon Valley Bank and Signature Bank, and on May 1, 2023, First Republic Bank, were closed and taken over by the FDIC, which created significant market disruption and uncertainty for those who bank with those institutions, and which raised significant concern regarding the stability of the banking system in the United States, and in particular with respect to regional banks. If other banks and financial institutions enter receivership or become insolvent in the future in response to financial conditions affecting the banking system and financial markets, our ability to access our cash and cash equivalents may be threatened and such events could have a material adverse effect on our business and financial condition.

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

In the opinion of management, all adjustments considered necessary for a fair presentation have been included in the accompanying consolidated financial statements. Operating results for the three and nine month periods ended September 30, 2023, are not necessarily indicative of the results that may be expected for the year ending December 31, 2023. For further information, refer to the audited consolidated financial statements and notes for the year ended December 31, 2022, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 23, 2023.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of OSS, which include the operating results of its wholly owned subsidiary, OSS GmbH, and its wholly owned subsidiary Bressner. Intercompany balances and transactions have been eliminated in consolidation.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

There have been no changes to our accounting policies disclosed in our audited consolidated financial statements and the related notes for the year ended December 31, 2022, except for the adoption of ASU 2016-13, ("Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” as follows:

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

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates and assumptions.

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

Goodwill

Goodwill represents the excess of the purchase price paid over the fair value of the net assets acquired in business combinations. Goodwill is not amortized but is tested for impairment at least annually or when we deem that a triggering event has occurred. The Company reviews the impairment of goodwill for impairment annually at year-end. The Company completed its annual assessment for goodwill impairment and determined that goodwill was not impaired as of December 31, 2022, and no adjustment was required.

In June and September of 2023, the Company performed an interim impairment test of goodwill, as a result of the overall financial performance of OSS as compared to plan, the transition of and focus on our product strategy of AI Transportables and the defense industry, along with the deferment of certain orders. As a result of these interim evaluations, the Company recorded an adjustment of $2,700,000 in June 2023, and an additional impairment loss to goodwill of $2,930,788, which was charged to operating expenses in the current period. Total goodwill impairment loss for the nine month period ended September 30, 2023, was $5,630,788.

Due to the lingering effects of the COVID-19 pandemic, Ukraine war, the escalating war in Israel, inflationary pressures, other macroeconomic factors, the loss of our media and entertainment customer (which has historically been one of our largest customers), there has been uncertainty and disruption in the global economy, financial markets and our ongoing operations. We are not aware of any specific event or circumstance that would require an update to our estimates or assumptions or a revision of the carrying value of our assets or liabilities as of the date of this Quarterly Report. These estimates and assumptions may change as new events occur and additional information is obtained. As a result, actual results could differ materially from these estimates and assumptions.

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

The credit is based upon the number of employees in specific quarters in years 2020 and 2021. For the year 2020, the maximum credit is based upon the lesser of 50% of eligible wages or $5,000 for the year. For the first three quarters only of the year 2021, the maximum quarterly credit is based upon the lesser of 70% of eligible wages or $7,000 per quarter. The total maximum program credit per employee is $26,000.

The Company applied for the ERC program and as of September 30, 2023, has received a total of $2,004,382 in credits, including interest, and paid commissions of $287,656 to a vendor who assisted with the calculations and filing of the application. The net proceeds of $1,716,727 have been reported as other income in the accompanying consolidated statements of operations. Income is recognized when reasonably assured of receipt based upon notice.

NOTE 3 - SHORT-TERM INVESTMENTS

The Company’s short-term investments by significant investment category as of September 30, 2023, were as follows:

Description	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Accrued Interest	Estimated Fair Value
Level 1: (1)
Cash alternatives	$2,282,709	$10,269	$-	$-	$2,292,978
Certificates of deposit	7,070,000	-	(6,687)	83,005	7,146,318
	$9,352,709	$10,269	$(6,687)	$83,005	$9,439,296

(1)
Level 1 fair value estimates are based on quoted prices in active markets for identical assets or liabilities.

The Company’s short-term investments by significant investment category as of December 31, 2022, were as follows:

Description	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Accrued Interest	Estimated Fair Value
Level 1: (1)
Cash alternatives	$5,139,940	$22,646	$-	$3,506	$5,166,092
Certificates of deposit	4,950,527	-	(7,691)	14,607	4,957,443
	$10,090,467	$22,646	$(7,691)	$18,113	$10,123,535

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

NOTE 4 -ACCOUNTS RECEIVABLE

Accounts receivable, net consisted of the following:

	September 30,	December 31,
	2023	2022
Accounts receivable	$9,053,791	$11,372,598
Less: allowance for doubtful accounts	(75,337)	(45,354)
	$8,978,454	$11,327,244

Provision (recovery) for bad debt expense related to accounts receivable was $(8,165) and $9,918 for the three month periods ended September 30, 2023 and 2022, respectively, and $30,488 and $5,125 for the nine month periods ended September 30, 2023 and 2022, respectively.

NOTE 5 – INVENTORIES

Inventories, net consisted of the following:

	September 30,	December 31,
	2023	2022
Raw materials	$12,304,989	$9,370,162
Sub-assemblies	497,760	892,123
Work-in-process	731,541	1,343,239
Finished goods	10,699,037	10,357,452
	24,233,327	21,962,976
Less: allowances for obsolete and slow-moving inventories	(2,008,117)	(1,187,610)
	$22,225,210	$20,775,366

NOTE 6 – LONG LIVED INTANGIBLE ASSETS

Definite lived intangible assets related to acquisition were as follows, as of September 30, 2023:

	Expected Life	Remaining Months	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Customer lists and relationships	36 to 60 months	0 months	$2,084,515	$(2,084,515)	$-
Drawings and technology	36 months	0 months	760,207	(760,207)	-
Trade name, trademarks & other	24 to 36 months	0 months	447,274	(447,274)	-
Non-compete	36 months	0 months	246,797	(246,797)	-
			$3,538,793	$(3,538,793)	$-

Definite lived intangibles assets related to acquisitions were as follows, as of December 31, 2022:

	Expected Life	Remaining Months	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Customer lists and relationships	36 to 60 months	8 months	$2,084,515	$(2,042,361)	$42,154
Drawings and technology	36 months	0 months	760,207	(760,207)	-
Trade name, trademarks & other	24 to 36 months	0 months	447,274	(447,274)	-
Non-compete	36 months	0 months	246,797	(246,797)	-
			$3,538,793	$(3,496,639)	$42,154

Amortization expense recognized during the three month periods ended September 30, 2023 and 2022, was $10,538 and $15,808, respectively, and $42,154 and $47,424 for the nine month periods ended September 30, 2023 and 2022, respectively.

NOTE 7 – ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consisted of the following:

	September 30,	December 31,
	2023	2022
Accrued compensation and related liabilities	$1,417,467	$989,478
Deferred revenue	257,193	378,952
Customer deposits	58,076	61,696
Warranty reserve	560,880	584,268
Trade and other taxes	1,281,870	225,743
Other accrued expenses	1,203,062	773,732
	$4,778,548	$3,013,869

NOTE 8 – DEBT

Bank Lines of Credit

In April 2022, the Company obtained a domestic revolving line of credit of $2,000,000 with Torrey Pines Bank which was renewed in April 2023, and renews on an annual basis at the current prime rate. To access this line of credit, the Company must maintain cash and investments balances at a minimum of $4,000,000. No balance was outstanding on September 30, 2023 and December 31, 2022, respectively.

Bressner has three revolving lines of credit with German institutions, including Uni Credit Bank AG, Commerzbank AG, and VR Bank, with total availability of up to €2,700,000 (US$2,858,393) as of September 30, 2023. Borrowings under the lines of credit bear interest at a variable rate of Euribor plus a stated rate. The rates as of September 30, 2023, for the lines of credit ranged from 3.1% to 5.622%, with the balances remaining open indefinitely or until occurrence of a defined change of control event. There were no outstanding lines of credit balances as of September 30, 2023 and December 31, 2022, respectively.

Foreign Debt Obligations

Bressner had four term loans outstanding as of September 30, 2023, with an aggregate balance outstanding of €2,134,470 (US$2,259,687) as follows:

•
On February 1, 2022, Bressner converted €500,000 of its line of credit from VR Bank into a note payable. On August 1, 2022, this note was extended through February 1, 2023, with accrued interest having been paid current as of the original maturity date. On February 1, 2023, this note was further extended through July 31, 2023, and the interest rate was increased to 4.76%, with accrued interest having been paid current as of February 1, 2023. The balance has been paid in full and there is no outstanding balance as of September 30, 2023. As of December 31, 2022, the balance was €500,000 (US$536,616);
•
On February 16, 2022, Bressner converted €500,000 of its line of credit from UniCredit Bank into a note payable. On August 16, 2022, this note was extended through February 16, 2023, with accrued interest having been paid current as of the original maturity date. On February 16, 2023, this note was further extended through August 16, 2023, and on August 16, 2023, this note was further extended through February 16, 2024, and the interest rate was increased to 5.63%, with accrued interest having been paid current as of August 16, 2023. The outstanding balance as of September 30, 2023 and December 31, 2022, was €500,000 (US$529,332) and €500,000 (US$536,616), respectively;

•
On June 18, 2021, Bressner converted €500,000 of its line of credit from UniCredit Bank into a note payable. The note was originally due December 17, 2021, and subsequently extended through June 17, 2022. On June 17, 2022, this note was further extended through December 19, 2022, with accrued interest having been paid current as of the revised maturity date. On December 19, 2022, this note was extended through June 19, 2023. However, on June 19, 2023, this note was further extended through December 19, 2023, and the interest rate was increased to 5.80%, with accrued interest having been paid current as of June 19, 2023. The balance outstanding on the new note as of September 30, 2023 and December 31, 2022, was €500,000 (US$529,332) and €500,000 (US$536,616) respectively;
•
On April 9, 2021, Bressner converted €500,000 of its line of credit from Commerzbank AG into a note payable. The note was due on September 30, 2021, with a payment of principal and interest due upon maturity. This loan was paid in full on September 30, 2021, with proceeds from a new note with similar terms. This new note had an original maturity date of June 30, 2022; however, on September 30, 2022, this note was further extended through March 31, 2023, with accrued interest having been paid current as of the revised maturity date. On March 30, 2023, this note was further extended through September 29, 2023, and the interest rate was increased to 4.60%, with accrued interest having been paid current as of March 30, 2023. On September 29, 2023, this note was further extended through March 28, 2024, and the interest rate was increased to 5.75%, with accrued interest having been paid current as of September 19, 2023. The balance outstanding on the new note as of September 30, 2023 and December 31, 2022, was €500,000 (US$529,332), and €500,000 (US$536,616), respectively; and
•
On June 30, 2022, Bressner borrowed €1,500,000 (US$1,468,173) from Commerzbank AG, which bears interest at 2.55%, is due in June 2024, and is repayable in twenty-four monthly installments, with payments beginning July 31, 2022. The balance outstanding as of September 30, 2023 and December 31, 2022, was €634,470 (US$671,691) and €1,132,356 (US$1,215,279), respectively. This loan is collateralized by accounts receivable attributable to a specific customer.

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

At the initial closing of the offering, the Company issued notes in the principal amount of $3,000,000 with a 10% original issue discount, resulting in an aggregate purchase price of $2,700,000 at the initial closing. The notes bore no interest rate (except upon event of default) and, unless earlier converted or redeemed, were scheduled to mature on April 1, 2022.

Commencing July 1, 2020, the Company made monthly amortization payments equal to 1/22nd of the initial principal, any accrued and unpaid interest, and late charges and any deferred or accelerated amount, of such note, which could be satisfied in cash at a redemption price equal to 105% of such installment amount (110% of such installment amount on notes issued at additional closings). The remaining balance of the notes of $2,590,909 was converted into Company common stock on March 30, 2022; accordingly, the outstanding balance of the notes as of September 30, 2023 and 2022, was $0, respectively.

The original issue discount of 10% on the note was recorded as a debt discount, decreasing the note payable. This debt discount is amortized to interest expense using the effective interest rate method over the term of the loan. For the three month periods ended September 30, 2023 and 2022, total debt discount amortization was $0, respectively, and for the nine month periods ended September 30, 2023 and 2022, total debt discount amortization was $0 and $1,161, respectively. Such amounts are included in interest expense in the accompanying consolidated statements of operations.

Debt issuance costs in the amount of $316,274 related to this indebtedness were deducted from the face value of the note. Such costs are amortized to interest expense using the effective interest rate method over the term of the loan. Total debt issuance costs amortized during the three month periods ended September 30, 2023 and 2022, was $0, respectively, and for the nine month periods ended September 30, 2023 and 2022 was $0 and $1,223, respectively. Such amounts are included in interest expense in the accompanying consolidated statements of operations.

A summary of outstanding debt obligations as of September 30, 2023, were as follows:

Loan Description	Current Interest Rate	Maturity Date	Balance (Euro)	Balance ($)	Current Portion	Long-term Portion
Foreign:
Commerzbank AG	2.550%	June-24	€634,470	$671,691	$671,691	$-
Commerzbank AG	5.750%	March-24	500,000	529,332	529,332	-
Uni Credit Bank AG	5.630%	February-24	500,000	529,332	529,332	-
Uni Credit Bank AG	5.800%	December-23	500,000	529,332	529,332	-
			€2,134,470	$2,259,687	$2,259,687	$-

NOTE 9 – STOCKHOLDERS’ EQUITY

The Company’s amended and restated certificate of incorporation, filed on December 14, 2017, authorizes the Company to issue 10,000,000 shares of preferred stock and 50,000,000 shares of common stock.

2017 Equity Incentive Plan Amendments

On October 10, 2017, the Company’s board of directors approved and adopted the Company's 2017 Equity Incentive Plan (as amended to date, the “2017 Plan”), subject to stockholder approval thereof. On December 18, 2017, the Company’s stockholders approved the 2017 Plan. The 2017 Plan allows for the grant of a variety of equity vehicles to provide flexibility in the grant and issuance of equity awards, including stock options, unrestricted stock grants, restricted stock units, stock bonuses and performance-based awards. An aggregate of 1,500,000 shares of common stock were initially reserved for issuance under the Plan.

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

On July 17, 2023, the Company appointed Robert Kalebaugh as Vice President of Sales and granted him 35,715 RSUs as an inducement grant, which RSUs vest over a period of three years as follows: 33% on the one-year anniversary of the date of grant, and the remaining 67% will vest in four equal installments, commencing six months after the one-year anniversary of the date of grant and every six months thereafter until fully vested, subject to Mr. Kalebaugh's continued employment by the Company.

The inducement grants were each granted outside of the Company’s 2017 Plan and any other equity incentive plans, and in reliance on the employment inducement exemption provided under the Nasdaq Listing Rule 5635(c)(4).

Stock Options

A summary of stock option activity during the nine month period ended September 30, 2023, was as follows:

	Stock Options Outstanding
	Number of Underlying Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding on January 1, 2023	970,680	$2.07	5.61	$147,475
Granted	400,000	$2.95	-	-
Forfeited / Canceled	(1,250)	$2.10	-	-
Exercised	(38,670)	$0.63	-	$48,361
Outstanding on September 30, 2023	1,330,760	$2.37	4.29	$99,115
Exercisable as of September 30, 2023	930,760	$2.13	1.97	$99,115
Vested and expected to vest as of September 30, 2023	930,760	$2.13	1.97	$99,115

The following table presents details of the assumptions used to calculate the weighted-average grant date fair value of common stock options granted by the Company. There were no options granted either under the Company's 2017 Plan or outside of the 2017 Plan during the nine month period ended September 30, 2022. The following table presents the grant date fair value of options vested and the intrinsic value of options exercised.

	For the Nine Months Ended September 30,
	2023	2022
Expected term (in years)	6.16	-
Expected volatility	72.73%	0.00%
Risk-free interest rate	3.79%	0.00%
Weighted average grant date fair value per share	$2.95	$-
Grant date fair value of options vested	$927,447	$2,006,480
Intrinsic value of options exercised	$48,361	$130,059

As of September 30, 2023, the amount of unearned stock-based compensation estimated to be expensed from 2023 through 2027 related to unvested stock options was $732,384, net of estimated forfeitures, which is expected to be recognized over a weighted average period of 2.11years.

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

Restricted Stock Units

RSUs may be granted at the discretion of the compensation committee of the Company's board of directors under, or outside of, the Company’s 2017 Plan in connection with the hiring and retention of personnel and are subject to certain conditions. RSUs vest quarterly or semi-annually over a period of one to four years and are typically forfeited if employment is terminated before the RSUs vest. The compensation expense related to the RSUs is calculated as the fair value of the common stock on the grant date and is amortized to expense over the vesting period and is adjusted for estimated forfeitures.

The Company’s RSU activity for the nine months ended September 30, 2023, was as follows:

	Restricted Stock Units
	Number of Underlying Shares	Weighted Average Grant Date Fair Value
Unvested on January 1, 2023	907,507	$4.04
Granted	925,243	$2.80
Vested	(573,016)	$3.80
Canceled	(99,733)	$4.31
Unvested on September 30, 2023	1,160,001	$3.14

As of September 30, 2023, there was $3,752,214 of unrecognized compensation cost related to unvested RSUs, which is expected to be recognized over a weighted average period of 1.64 years.

Stock-based compensation expense for the three and nine month periods ended September 30, 2023 and 2022, was comprised of the following:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Stock-based compensation classified as:	2023	2022	2023	2022
General and administrative	$268,245	$309,631	$1,213,531	$812,072
Production	82,851	70,967	236,820	197,382
Marketing and selling	92,980	104,543	239,484	291,087
Research and development	74,604	57,025	201,062	157,089
	$518,680	$542,166	$1,890,897	$1,457,630

Warrants

The following table summarizes the Company’s warrant activity during the nine months ended September 30, 2023:

	Number of Warrants	Weighted Average Exercise Price
Warrants outstanding – January 1, 2023	451,112	$5.37
Warrants granted	-	$-
Warrants expired	(380,000)	$6.00
Warrants exercised	(28,090)	$1.78
Warrants outstanding – September 30, 2023	43,022	$2.15

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Legal

We are subject to litigation, claims, investigations, and audits arising from time to time in the ordinary course of our business. In the opinion of management, after consultation with legal counsel, the ultimate disposition of any such matters as of September 30, 2023 and December 31, 2022, are not expect to have a materially adverse effect on the consolidated financial position or results of operations of the Company.

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

Leases

The Company leases its offices, manufacturing, and warehouse facility in San Diego County under a non-cancelable operating lease. Our corporate headquarters are in a leased space comprising of approximately 29,342 square feet in Escondido. On September 1, 2023, the Company entered into an agreement to extend the term of the lease from August 2024 to August 30, 2030.

The Company also leases a 3,208 square foot facility in Salt Lake City, Utah that houses our Ion software development team that was scheduled to expire in June 2023 pursuant to its terms and was extended through June 2025. The Company is the lessee of 1,632 square feet located in Anaheim, California, which was scheduled to expire in June 2023 pursuant to its terms and was extended through June 2025. Bressner leases space comprised of 11,836 square feet on a month-to-month basis.

Other information related to leases as of the three and nine month periods ended September 30, 2023 and 2022, was as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Operating lease expense	$184,310	$158,696	$518,417	$485,391
Total lease expense	$184,310	$158,696	$518,417	$485,391

Cash paid for amounts included in the measurement of operating lease liabilities:
Operating cash flows from operating leases	$163,512	$158,696	$406,697	$485,391

Right-of-use assets obtained in exchange for new operating lease liabilities	$1,513,950	-	$1,513,950	-
Operating lease obligation for new operating leases	$1,370,247	-	$1,370,247	-

Weighted-average remaining lease term - operating leases			75.2 months	23.0 months
Weighted-average discount rate - operating leases			12.0%	12.8%

The following table presents a maturity of the Company’s operating lease liabilities as of September 30, 2023:

Year	Operating Leases
Remaining payments in 2023	$69,035
2024	579,984
2025	439,032
2026	390,616
Thereafter	1,559,221
Total lease payments	$3,037,888
Less: Amount representing interest	(942,826)
Present value of lease payment	2,095,062
Less: current portion of operating lease obligation	(365,629)
Operating lease obligation, net of current portion	$1,729,433

Purchase Commitments

In the normal course of business, the Company may enter into purchase commitments for inventory components to be delivered based upon non-cancellable, pre-established, delivery schedules that are over a period that may exceed one year. Total non-cancellable purchase orders as of September 30, 2023, were $6,904,605.

Customer Concentration

During the three month period ended September 30, 2023, the Company had no customers that represented more than 10% of revenue, and during the three month period ended September 30, 2022, the Company had one customer that accounted for approximately 23% of revenue.

During the nine month period ended September 30, 2023, the Company had two customers that accounted for (in the aggregate) approximately 25% of revenue, and during the nine month period ended September 30, 2022, the Company had two customers that accounted for approximately 28% of revenue, for which each of such customers represented greater than 10% of our consolidated quarterly revenue.

As of September 30, 2023 and December 31, 2022, the Company had one customers that accounted for (in the aggregate) approximately 12% and two customers that comprised 47% of trade accounts receivables, respectively, for which each of such customer’s balances represented greater than 10% of our consolidated trade accounts receivable balance.

During the three month periods ended September 30, 2023 and 2022, the Company had two vendors that approximated 36% and 23% of purchases, respectively, from vendors for which each of such vendors represents greater than 10% of our consolidated purchases.

During the nine month periods ended September 30, 2023 and 2022, the Company had two vendors that approximated 36% and one vendor that comprised 11% of purchases, respectively, from vendors/suppliers for which each represents greater than 10% of our consolidated purchases.

NOTE 11 – NET (LOSS) INCOME PER SHARE

Basic and diluted net (loss) income per share were calculated as follows for the three and nine periods ended September 30, 2023 and 2022:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Basic and diluted net (loss) income per share:
Numerator:
Net (loss) income	$(3,638,608)	$132,533	$(6,438,616)	$1,034,589
Denominator:
Weighted average common shares outstanding - basic	20,569,111	20,019,625	20,407,284	19,619,971
Effect of dilutive securities	-	1,119,332	-	962,145
Weighted average common shares outstanding - diluted	20,569,111	21,138,957	20,407,284	20,582,116
Net (loss) income per share:
Basic	$(0.18)	$0.01	$(0.32)	$0.05
Diluted	$(0.18)	$0.01	$(0.32)	$0.05

NOTE 12 – REVENUE, SEGMENT AND GEOGRAPHIC INFORMATION

The Company operates in two reportable segments: (i) the design and manufacture of high-performance customized computers and flash arrays, in-flight entertainment and connectivity, which we refer to as “OSS,” and (ii) our subsidiary, Bressner which operates as a value-added reseller with minimal product customization. The Company evaluates financial performance on a company-wide basis.

Segment details for the three and nine month periods ended September 30, 2023 and 2022, were as follows:

	For the Three Months Ended September 30, 2023			For the Three Months Ended September 30, 2022
	OSS	Bressner	Total	OSS	Bressner	Total
Revenues	$5,500,159	$8,248,004	$13,748,163	$10,669,245	$8,146,599	$18,815,844
Cost of revenues	(3,716,476)	(6,380,336)	(10,096,812)	(7,397,458)	(6,340,518)	(13,737,976)
Gross profit	1,783,683	1,867,668	3,651,351	3,271,787	1,806,081	5,077,868
Gross margin %	32.4%	22.6%	26.6%	30.7%	22.2%	27.0%
Total operating expenses	(6,601,090)	(1,032,375)	(7,633,465)	(4,044,866)	(869,626)	(4,914,492)
(Loss) income from operations	$(4,817,407)	$835,293	$(3,982,114)	$(773,079)	$936,455	$163,376

	For the Nine Months Ended September 30, 2023			For the Nine Months Ended September 30, 2022
	OSS	Bressner	Total	OSS	Bressner	Total
Revenues	$22,408,841	$25,332,748	$47,741,589	$31,966,648	$22,205,216	$54,171,864
Cost of revenues	(15,082,160)	(19,139,378)	(34,221,538)	(21,379,512)	(17,373,511)	(38,753,023)
Gross profit	7,326,681	6,193,370	13,520,051	10,587,136	4,831,705	15,418,841
Gross profit %	32.7%	24.4%	28.3%	33.1%	21.8%	28.5%
Total operating expenses	(18,078,167)	(3,033,903)	(21,112,070)	(11,549,509)	(2,653,901)	(14,203,410)
(Loss) income from operations	$(10,751,486)	$3,159,467	$(7,592,019)	$(962,373)	$2,177,804	$1,215,431

Revenue from customers with non-U.S. billing addresses represented approximately 65% and 69% of the Company’s revenue during the three month periods ended September 30, 2023 and 2022, respectively, and 67% and 72% of the Company’s revenue during the nine month periods ended September 30, 2023 and 2022, respectively.

As of September 30, 2023, substantially all the Company’s long-lived assets are located in the United States of America, with the exception of assets of $246,788 located in Germany.

NOTE 13 – SUBSEQUENT EVENTS

The Company’s management has evaluated subsequent events after the consolidated balance sheet dated as of September 30, 2023, through the date of filing of this Quarterly Report. Based upon the evaluation, management has determined that, other than as disclosed in the accompanying notes, no subsequent events have occurred that would require recognition in the accompanying consolidated financial statements or disclosure in the notes thereto.

On November 6, 2023, the Company’s board of directors adopted a resolution to temporarily increase the size of the board from seven members to eight members, effective November 10, 2023, and to subsequently decrease the size of the board back down to seven members, effective as of the Company’s 2024 annual meeting of stockholders (the “2024 Annual Meeting”).

Additionally, on November 6, 2023, the Company’s board of directors appointed Joseph Manko as a director of the Company, effective November 10, 2023, to fill the newly created directorship.

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

On August 31, 2018, the Company acquired Concept Development, Inc. ("CDI"), which was located in Irvine, California. CDI specialized in the design and manufacture of custom high-performance computing systems for airborne in-flight entertainment, flight safety equipment, and networking systems. CDI’s business was fully integrated into the core operations of OSS as of June 1, 2020.

On October 31, 2018, OSS GmbH acquired 100% of the outstanding equity of Bressner Technology GmbH, a Germany limited liability company located near Munich, Germany ("Bressner"). Bressner designs and manufactures standard and customized servers, panel PCs, and PCIe expansion systems. Bressner also provides manufacturing, test, sales, and marketing services for customers throughout Europe, the Middle East and Africa.

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

Effective September 30, 2023, Jack Harrison and Sita Lowman tendered their resignations from our board of directors and the relevant committees thereof, and Michael Knowles, our chief executive officer and president, and retired Vice Admiral Michael Dumont, a former member of our advisory board, were appointed as directors of the Company, to fill the two vacant board seats created by the resignations. These changes were part of the first phase of our previously announced plans to reprofile our board of directors to further align with our focus on AI Transportables and our military business. Consistent with previous disclosures, we intend to make additional changes to the composition of our board over the coming year.

Consistent with previous disclosures, we have taken further action to reprofile our board of directors. On November 6, 2023, our board of directors unanimously adopted a resolution to temporarily increase the size of the board from seven members to eight members, effective November 10, 2023, and to subsequently decrease the size of the board back down to seven members, effective as of the Company’s 2024 annual meeting of stockholders (the “2024 Annual Meeting”). The board also appointed Joseph Manko as a director of the Company, effective November 10, 2023, to fill the vacancy created by the board expansion. Mr. Manko serves as a managing member and senior principal at Horton Capital Management, LLC, a significant shareholder of the Company, and has significant public company board and governance experience.

Our board of directors intends to further temporarily increase the size of the board to no more than nine members and to appoint one additional director with relevant defense market experience during the fourth quarter of 2023. Notwithstanding these temporary increases in the size of the board, the size of the board will be decreased back down to seven members in connection with our 2024 Annual Meeting. The seven person slate to be presented to our shareholders for election at the 2024 Annual Meeting will be determined by the full board prior to filing our proxy statement for the 2024 Annual Meeting with the SEC.

On April 3, 2023, in connection with the anticipated management transition, the Company and Mr. Raun entered into an Amended and Restated Employment Agreement (the “A&R Raun Agreement”), which superseded that certain Employment Agreement between the Company and Mr. Raun, dated June 24, 2020, as amended by that Amendment to Employment Agreement, dated July 15, 2020 (collectively, the “Prior Agreement”). The term of the A&R Raun Agreement commenced on April 3, 2023, and the A&R Raun Agreement automatically terminated pursuant to its terms on June 5, 2023, which is the date on which Mr. Knowles was appointed as chief executive officer and president of the Company.

The terms and conditions of the A&R Raun Agreement were substantially similar to those included in the Prior Agreement, with the exception of the following material changes: (i) in addition to his base salary, which remained unchanged, Mr. Raun was entitled to receive a retention bonus that was equivalent to 50% of his base salary, which was prorated on a daily basis through his termination date; (ii) Mr. Raun was eligible to receive, at the sole discretion of the Company’s board of directors, a performance-based grant of 201,000 RSUs pursuant to the

Company’s 2017 Equity Incentive Plan, as amended (the “2017 Plan”), which RSUs ultimately were not granted to Mr. Raun; (iii) in addition to those severance payments payable to Mr. Raun in the event that his employment is terminated for a reason other than “good cause,” as set forth in Section 12(b) of the Prior Agreement and A&R Raun Agreement, all other RSUs held by Mr. Raun that were scheduled to vest within twelve months from his termination date were to be accelerated to vest as of the date of termination, provided, that with respect to that tranche of unvested RSUs held by Mr. Raun that was scheduled to vest on August 3, 2024, the Company further agreed to prorate and accelerate the vesting of that portion of such tranche that would have otherwise vested within twelve months of the termination date if vesting of the RSUs in such tranche were to vest on a daily basis (as opposed to a nine month basis) (collectively, the “Severance Benefits”); (iv) Mr. Raun was also entitled to receive the Severance Benefits in the event that the A&R Raun Agreement expired pursuant to its terms, subject to execution of a release and waiver by Mr. Raun; and (v) the Board agreed to nominate Mr. Raun for election to the Company’s board of directors at the Company’s 2023 Annual Meeting of Stockholders.

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

Both the options and the RSUs shall vest over a four-year period as follows: 25% on the one-year anniversary of the date of the grant, and the remaining 75% will vest in nine equal installments, commencing nine months after the one-year anniversary of the date of grant and every nine months thereafter until fully vested, subject to Mr. Knowles’ continued employment by the Company.

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

On July 17, 2023, The Company appointed Robert Kalebaugh as Vice President of Sales and granted 35,715 RSUs as an inducement grant which vest over a period of three years as follows: 33% on the one-year anniversary of the date of grant, and the remaining 67% will vest in four equal installments, commencing six months after the one-year anniversary of the date of grant and every six months thereafter until fully vested, subject to Mr. Kalebaugh's continued employment by the Company.

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

The Company has completed and fulfilled its orders associated with its long-term media and entertainment customer (shipments have now ceased) and does not anticipate significant business from this former customer in the future. This resulted from an acceleration in such customer’s investment in cloud technology and a drive towards less intelligent compute capability at the edge to reduce the costs of their componentry. This is particularly true of their virtual products, which do not require the same level of ruggedization, as this system is not typically operated in harsh environments and for which software is being developed to provide a real-time cloud solution. This customer’s transition to cloud solutions had a negative impact on the Company’s results of operations for the three and nine months ended September 30, 2023.

As previously disclosed, in 2021, we shifted our primary focus to the development and sale of AI Transportables. Since 2022, we have significantly increased our efforts to penetrate the military and defense sectors in particular. With the formation of a strategic advisory board in second quarter 2022 and the recent hiring of a new president and chief executive officer and new vice president of sales, both with extensive experience in contracting in the defense industry, we have further increased our emphasis and focus on the pursuit of revenue opportunities with major defense contractors and the military. Additionally, effective September 30, 2023, Jack Harrison and Sita Lowman each resigned as members of our board of directors, and our board appointed Mr. Knowles and Vice Admiral Michael Dumont, each of whom has significant prior military experience, as directors to fill the two vacant board seats. As noted above, the board of directors currently intends to appoint another individual with significant defense market experience to the board prior to the end of 2023.

The lingering negative impacts of the COVID-19 pandemic and the impact on the global economy and capital markets resulting from the geopolitical instability caused in part by the ongoing military conflict between Russia and Ukraine, and the escalating war in Israel, including inflation and Federal Reserve interest rate increases, have contributed to global supply chain issues and economic uncertainty, which has negatively affected our operations. Additionally, the general consensus among economists continues to suggest that an elevated risk of recession will continue for the foreseeable future, which could result in further economic uncertainty and volatility in the capital markets in the near term and could negatively affect our operations.

We are continuing to experience increased pricing, longer lead-times, unavailability of certain products and limited supplies, protracted delivery dates, changes in minimum order quantities to secure product, and/or shortages of certain parts and supplies that are necessary components for the products and services we offer to our customers. As a result, the Company is continuing to carry increased inventory balances to ensure availability of necessary products and to secure pricing.

These global issues and concerns regarding general economic decline or recession are impacting our business as well as some of our customers, who are experiencing downturns or uncertainty in their own business operations and revenue, and as a result, these customers may need to decrease or delay their technology spending, request pricing concessions or payment extensions, or seek to renegotiate their contracts. During the three and nine months ended September 30, 2023, the Company experienced delays and postponements of committed purchases and orders due to certain customers’ funding or program delays. We have also experienced cancellations of orders due to disruptions in our customers’ businesses or changes in their business plans. Such delays, postponements and cancellations negatively impacted the Company’s results of operations for the three and nine months ended September 30, 2023. If such decreases in orders, postponements or cancellations continue in the future, our operating results will be further impacted, and our revenues may decline in future periods.

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

In March 2023, Silicon Valley Bank and Signature Bank, and on May 1, 2023, First Republic Bank, were closed and taken over by the FDIC, which created significant market disruption and uncertainty for those who bank with those institutions, and which raised significant concern regarding the stability of the banking system in the United States, and in particular with respect to regional banks. If other banks and financial institutions enter receivership or become insolvent in the future in response to financial conditions affecting the banking system and financial markets, our ability to access our cash and cash equivalents may be threatened and such events could have a material adverse effect on our business and financial condition.

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

Management’s plans with respect to the above are to continue their efforts towards responding to the changing economic landscape, to continue to control costs, conserve cash, and focus on AI compute capabilities for military and industrial applications, autonomous applications and improve company-wide execution.

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

Results of Operations

The following tables set forth our results of operations for the three and nine month periods ended September 30, 2023 and 2022, presented in dollars and as a percentage of revenue, respectively.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue	$13,748,163	$18,815,844	$47,741,589	$54,171,864
Cost of revenue	10,096,812	13,737,976	34,221,538	38,753,023
Gross profit	3,651,351	5,077,868	13,520,051	15,418,841
Operating expenses:
General and administrative	1,935,720	1,890,036	7,293,701	5,486,169
Impairment of goodwill	2,930,788	-	5,630,788	-
Marketing and selling	1,713,105	1,864,588	4,983,751	5,061,221
Research and development	1,053,852	1,159,868	3,203,830	3,656,020
Total operating expenses	7,633,465	4,914,492	21,112,070	14,203,410
(Loss) income from operations	(3,982,114)	163,376	(7,592,019)	1,215,431
Other income (expense), net:
Interest income	170,420	46,407	385,471	152,919
Interest expense	(31,468)	(30,044)	(88,112)	(133,710)
Employee retention credit (ERC)	418,486	-	1,716,727	-
Other income (expense), net	13,035	(11,050)	24,649	86,903
Total other income (expense), net	570,473	5,313	2,038,735	106,112
(Loss) income before income taxes	(3,411,641)	168,689	(5,553,284)	1,321,543
Provision for income taxes	226,967	36,156	885,332	286,954
Net (loss) income	$(3,638,608)	$132,533	$(6,438,616)	$1,034,589

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	73.4%	73.0%	71.7%	71.5%
Gross profit	26.6%	27.0%	28.3%	28.5%
Operating expenses:
General and administrative	14.1%	10.0%	15.3%	10.1%
Impairment of goodwill	21.3%	0.0%	11.8%	0.0%
Marketing and selling	12.5%	9.9%	10.4%	9.3%
Research and development	7.7%	6.2%	6.7%	6.7%
Total operating expenses	55.5%	26.1%	44.2%	26.2%
(Loss) income from operations	-29.0%	0.9%	-15.9%	2.4%
Other income (expense), net:
Interest income	1.2%	0.2%	0.8%	0.3%
Interest expense	-0.2%	-0.2%	-0.2%	-0.2%
Employee retention credit (ERC)	3.0%	0.0%	3.6%	0.0%
Other (expense) income, net	0.1%	-0.1%	0.1%	0.1%
Total other income (expense), net	4.1%	0.0%	4.3%	0.1%
(Loss) income before income taxes	-24.8%	0.9%	-11.6%	2.5%
Provision for income taxes	1.7%	0.2%	1.9%	0.5%
Net (loss) income	-26.5%	0.7%	-13.5%	2.0%

Comparison of the three and nine month periods ended September 30, 2023 and 2022:

The Company operates in two reportable segments: (i) the design and manufacture of high-performance customized computers and flash arrays, in-flight entertainment and connectivity, which we refer to as “OSS,” and (ii) our subsidiary, Bressner, which operates fundamentally as a value-added reseller with minimal product customization with the growing potential to sell OSS type products in their geography. The following tables set forth revenue, cost of revenue and gross profit per reportable segment for the three and nine month periods ended September 30, 2023 and 2022, respectively.

Revenue, cost of revenue and gross profit:

	For the Three Months Ended September 30, 2023				For the Three Months Ended September 30, 2022
Entity:	Revenue	Cost of Revenue	Gross Profit	Gross Margin %	Revenue	Cost of Revenue	Gross Profit	Gross Margin %
OSS	$5,500,159	$(3,716,476)	$1,783,683	32.4%	$10,669,245	$(7,397,458)	$3,271,787	30.7%
Bressner	8,248,004	(6,380,336)	1,867,668	22.6%	8,146,599	(6,340,518)	1,806,081	22.2%
	$13,748,163	$(10,096,812)	$3,651,351	26.6%	$18,815,844	$(13,737,976)	$5,077,868	27.0%

	For the Nine Months Ended September 30, 2023				For the Nine Months Ended September 30, 2022
Entity:	Revenue	Cost of Revenue	Gross Margin	Gross Margin %	Revenue	Cost of Revenue	Gross Margin	Gross Margin %
OSS	$22,408,841	$(15,082,160)	$7,326,681	32.7%	$31,966,648	$(21,379,512)	$10,587,136	33.1%
Bressner	25,332,748	(19,139,378)	6,193,370	24.4%	22,205,216	(17,373,511)	4,831,705	21.8%
	$47,741,589	$(34,221,538)	$13,520,051	28.3%	$54,171,864	$(38,753,023)	$15,418,841	28.5%

Revenue

For the three months ended September 30, 2023, our total revenue decreased $5,067,681, or 26.9%, as compared to the same period in 2022. OSS saw a decrease in revenue of $5,169,086, or 48.5%, as compared to the same period in 2022. The majority of this decrease is primarily attributable to decreases in shipments to our former media customer, for which shipments have now ceased, bankruptcy of an autonomous trucking customer and delays in the receipt of certain military orders for our data storage units. Bressner experienced an increase of $101,405, or 1.2%, as compared to the same period in 2022 as a result of additional project based related business, increases in the number of smaller accounts and having available inventory.

For the nine months ended September 30, 2023, our total revenue decreased $6,430,275, or 11.9%, as compared to the same period in 2022. OSS saw a decrease in revenue of $9,557,807, or 29.9%, as compared to the same period in 2022. The majority of this decrease is primarily attributable to decreases in shipments to our former media customer, for which shipments have now ceased, bankruptcy of an autonomous trucking customer and delay in the receipt of certain military orders for our data storage units. Bressner experienced an increase of $3,127,532, or 14.1%, as compared to the same period in 2022 as a result of additional project based related business, increases in the number of smaller accounts and having available inventory.

Cost of revenue and gross profit

Cost of revenue decreased $3,641,164, or 26.5%, for the three month period ended September 30, 2023, as compared to the same period in 2022. OSS saw a decrease in cost of revenue of $3,680,982, or 49.8%, as compared to the same period in 2022. This decrease in cost of revenue is mainly attributable to a decrease in sales to our former media customer and sales of AI Transportable products. Bressner’s cost of revenue increased $39,818, or 0.63%, as compared to the same period in 2022, due to additional sales attributable to project based related business, increases in the number of smaller accounts and having available inventory.

The overall gross margin percentage was 26.6% for the 2023 period as compared to 27.0% in the same period in 2022. OSS’ gross margin percentage for the three months ended September 30, 2023, was 32.4%, an improvement of 1.7 percentage points as compared to the prior year period in 2022 of 30.7%, due to the absences of lower margin sales to our former media customer and higher mix of our AI Transportable type products. Though OSS has experienced an improvement in gross margin percentage due to a change in product mix, the Company is experiencing pressure on margins as a result of under utilization to manufacturing capacity due to reduced volume. Bressner contributed gross margin at a rate of 22.6%, as compared to the same period in 2022 of 22.2%, an increase of 0.4 percentage points.

Cost of revenue decreased $4,531,485, or 11.7%, for the nine months ended September 30, 2023, as compared to the same period in 2022. OSS saw a decrease in cost of revenue of $6,297,352, or 29.5%, as compared to the same period in 2022. This decrease in cost of revenue is mainly attributable to a decrease in our sales to our former media customer and sales of AI transportable products. Bressner’s cost of revenue increased $1,765,867, or 10.2%, as compared to the same period in 2022, due to additional sales attributable to project based related business, increases in the number of smaller accounts and having available inventory.

The overall gross margin percentage was 28.3% for the 2023 period as compared to 28.5% in the same period in 2022. OSS’s gross margin percentage for the nine months ended September 30, 2023, was 32.7%, a decrease of 0.2% percentage points as compared to the prior year period in 2022 of 33.1%, due to the decline in lower margin sales to our previous media custom, offset set by under utilization of production resources, due to overall lower revenue. Though OSS has experienced an improvement in gross margin percentage due to a change in product mix, the Company is experiencing pressure on margins as a result of under utilization to manufacturing capacity due to reduced volume. Bressner contributed gross margin at a rate of 24.4%, as compared to the same period in 2022 of 21.8%, an increase of 2.6 percentage points, resulting from strategic management of inventory and of having sought-after products sold at a premium, product mix and increased sales of OSS classic type products.

Operating expenses

General and administrative expense

General and administrative expense increased $45,684, or 2.4%, for the three months ended September 30, 2023, as compared to the same period in 2022. OSS experienced a decrease of $12,095, or 0.8%. Of this increase, general and administrative expense increased, approximately $200,000 attributable to increased costs associated with our organizational restructuring and contract labor costs which was offset by reductions in bonus accruals, rent, board and employee stock compensation and public company related expenses. Bressner had an increase of $57,779, or 13.7% resulting from increased employee costs attributable to new employees and expenditures for additional computer storage. Overall, total general and administrative expense increased as a percentage of revenue to 14.1% for the three months ended September 30, 2023, as compared to 10.0% during the same period in 2022.

General and administrative expense increased $1,807,532, or 33.0%, for the nine months ended September 30, 2023, as compared to the same period in 2022. OSS experienced an increase of $1,675,241, or 39.9%. Of this increase in general and administrative expense, approximately $1,529,000 is attributable to increased non-recurring costs associated with our organizational restructuring and outside professional services. Such costs included additional equity compensation, wages, legal fees, search firm fees, and additional board compensation attributable to the strategic transition committee. Bressner had an increase of $132,291, or 10.3%, resulting from increased employee wages and new employees and expenditures for additional computer storage. Overall, total general and administrative expense increased as a percentage of revenue to 15.3% for the nine months ended September 30, 2023, as compared to 10.1% during the same period in 2022.

Impairment of goodwill

During September 2023, the Company took an additional write-down of $2,930,788 as a result of the overall financial performance of OSS as compared to plan, the transition of and focus on our product strategy on AI Transportables and the defense industry deferment of certain orders. Total goodwill impairment loss for the nine month period ended September 30, 2023 was $5,630,788. There was no such impairment charge in 2022.

Marketing and selling expense

Marketing and selling expense decreased $151,483, or 8.1%, for the three months ended September 30, 2023, as compared to the same period in 2022. OSS had a decrease of $225,685, or 14.8%, which was mainly attributable to having the Company participating in fewer tradeshows in the quarter as compared to the prior year and a reduction in employee costs resulting from our organizational restructuring. Bressner had an increase of $74,202, or

21.6%, primarily resulting from the addition of new marketing personnel and sales collateral material. Overall, total marketing and selling expense increased as a percentage of revenue to 12.5% during the three months ended September 30, 2023, as compared to 9.9% during the same period in 2022.

Marketing and selling expense decreased $77,470, or 1.5%, for the nine months ended September 30, 2023, as compared to the same period in 2022. OSS had a decrease of $270,916, or 6.8%, which was mainly attributable to a reduction in employee costs resulting from our organizational restructuring. Bressner had an increase of $193,446, or 18.4%, primarily resulting from the addition of new marketing personnel and sales collateral material. Overall, total marketing and selling expense increased as a percentage of revenue to 10.4% during the nine months ended September 30, 2023, as compared to 9.3% during the same period in 2022.

Research and development expense

Research and development expense decreased $106,016, or 9.1%, for the three months ended September 30, 2023, as compared to the same period in 2022. OSS saw a decrease of $136,784, or 13.0%. The decrease was largely driven by engineering resources being deployed on chargeable projects, which costs are reclassified as a component of costs of sales. Bressner experienced an increase of $30,768, or 29.4%. This increase was attributable to increased testing of product to support the increase in revenue. Overall, total research and development expense as a percentage of revenue increased as a percentage of revenue to 7.7% during the three months ended September 30, 2023, as compared to 6.2% during the same period in 2022.

Research and development expense decreased $452,190, or 12.4%, for the nine months ended September 30, 2023, as compared to the same period in 2022. OSS saw a decrease of $506,454, or 15.2%. The decrease was largely driven by engineering resources being deployed on chargeable projects, which costs are reclassified as a component of costs of sales. Bressner experienced an increase of $54,264, or 17.1%. This increase was attributable to increased testing of product to support the increase in revenue. Overall, total research and development expense as a percentage of revenue was consistent as a percentage of revenue of 6.7% during the nine months ended September 30, 2023, as compared to the same period in 2022.

Interest income

Interest income increased $124,013 for the three months ended September 30, 2023, as compared to the same period in 2022. The increase is attributable to higher interest rates on qualified short-term investments that meet Company requirements.

Interest income increased $232,552 for the nine months ended September 30, 2023, as compared to the same period in 2022. The increase is attributable to higher interest rates on qualified short-term investments that meet Company requirements.

Interest expense

Interest expense increased $1,424 for the three months ended September 30, 2023, as compared to the same period in 2022, as a result of higher interest on short-term debt.

Interest expense decreased $45,598 for the nine months ended September 30, 2023, as compared to the same period in 2022, as a result of the paydown of approximately $1,000,000 in debt outstanding.

Employee Retention Credit

For the three and nine month periods ended September 30, 2023, the Company received a government provided Employee Retention Credit ("ERC") for the retention of employees during the COVID-19 pandemic during the years of 2020 and 2021, in the amount of $488,348 less commissions of $69,862 and $2,004,382 less commission of $287,655, respectively.

Other income (expense), net

Other income (expense), for the three months ended September 30, 2023, resulted in net other income of $13,035, as compared to net other expense of $11,050, in the same period in 2022, for an improvement of $24,085 attributable to currency translation gain, net.

Other income (expense), for the nine months ended September 30, 2023, resulted in net other income of $24,649, as compared to net other income of $86,903, in the same period in 2022, for a net decrease of $62,254. The most significant contributions to the year-over-year change include the sale of a URL for Magma.com in 2022 for $125,000 and translation gain, net.

Provision for income taxes

We have recorded an income tax provision of $226,967 and $36,156, respectively, for the three months ended September 30, 2023 and 2022, and $885,332 and $286,954, respectively, for the nine months ended September 30, 2023 and 2022. The effective tax rate for the nine months ended September 30, 2023 and 2022, differed from the statutory rate mainly due to permanent non-deductible goodwill amortization for Bressner and impairment of goodwill attributable to OSS, change in valuation allowance, deductions related to expenses of OSS stock options, research and development credits, and changes in reserves for uncertain tax positions, as well as projecting foreign and state tax liabilities for the year. Under the Tax Cuts and Jobs Act of 2017, research and development costs are no longer fully deductible and are required to be capitalized and amortized for U.S. tax purposes effective January 1, 2022. The mandatory capitalization requirement increases our deferred tax assets and the related valuation allowance and may have an impact on payment of tax liabilities. The effective tax rate for the nine months ended September 30, 2023, was 28.5%, as compared to 20.9% in the prior period in 2022.

Liquidity and Capital Resources

Historically, our primary sources of liquidity have been provided by public and private offerings of our securities and revenues generated from our business operations. As of September 30, 2023, we had total cash and cash equivalents of $3,735,005, with short-term investments of $9,439,296, and total working capital of $34,414,632. Cash and cash equivalents held by Bressner totaled US$1,726,242 on September 30, 2023. Bressner’s debt covenants do not permit the use of those funds by its parent company.

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

As discussed elsewhere in this Quarterly Report, during the nine month period of 2023, the general consensus among economists continued to suggest that an elevated risk of recession will continue for the foreseeable future, which could result in further economic uncertainty and volatility in the capital markets in the near term and could negatively affect our operations. We intend to continue to monitor the effects of inflation, global supply chain shortages and the economic conditions, and, if appropriate, we may alter our plans to address such concerns as they may arise.

Management’s plans are to focus on acquiring new customer orders to replace lost revenue attributable to our previous media customer, to continue our efforts towards responding to the changing economic landscape, including inflation, foreign currency exchange rates, a potential recession, increases in the Federal Reserve interest rate, the current instability of the banking system in the United States, supply chain constraints and international conflicts, by continuing to control hiring and operating costs, conserve cash, and continual focus on improving margin.

While management expects these actions and continued diligence towards limiting cost growth and expense containment, will result in slowing the rate of growth in costs as compared to revenue growth, our results of operations for the nine months ended September 30, 2023, and the year ended December 31, 2022, partially benefited from such actions particularly those resulting from a reduction in force in April 2023. Management is also committed to conserving cash and securing debt and/or equity financing, as required, for liquidity to meet our cash requirements through at least a period of the next twelve months.

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

Additionally, in August 2023, we filed a new registration statement on Form S-3 (Registration No. 333-274073) with the SEC, which became effective on August 25, 2023, and allows us to offer and sell up to an aggregate of $100,000,000 of our common stock, preferred stock, debt securities, warrants to purchase our common stock, preferred stock or debt securities, subscription rights to purchase our common stock, preferred stock or debt securities and/or units consisting of some or all of these securities, in any combination, together or separately, in one or more offerings, in amounts, at prices and on the terms that we will determine at the time of the offering and which will be set forth in a prospectus supplement and any related free writing prospectus. In the event that we need additional financing, we may choose to consummate an offering of our securities under the registration statement on S-3 in order to raise capital.

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

The following table summarizes our cash flows for the three month periods ended September 30, 2023 and 2022:

	For the Nine Months Ended September 30,
Cash flows:	2023	2022
Net cash provided by (used in) operating activities	$225,469	$(8,674,894)
Net cash provided by investing activities	$298,401	$4,717,920
Net cash provided by financing activities	$135,403	$2,239,846

Operating Activities

During the nine month period ended September 30, 2023, we provided $255,469 in cash for operating activities, a difference of $8,900,363 when compared to the cash used in operating activities of $8,674,894 during the same period in 2022.

The change in cash provided by operating activities during the nine month period ended September 30, 2023, as compared to cash used in operating activities in the same period in 2022, is primarily a result a net increase in the sources of operating cash flow for working capital items of $11,090,646. This increase was offset by a reduction in profitability from net income in 2022 of $1,034,589, to a net loss of $6,303,616 in the current year, a reduction of $7,338,205.

Additionally, there were net favorable adjustments in the current period for non-cash items of $5,147,922, which were comprised of $7,022,023 of favorable non-cash items, inclusive of the write-down for the impairment of goodwill, offset by $1,874,101 of negative non-cash items that did not affect operating cash flow and exclusion of $1,716,727 for the employee retention credit.

Net working capital uses for the nine month period ended September 30, 2023, were $901,272, as compared to the prior year period uses of working capital of $11,991,918, a reduction in the use of working capital of $11,090,646. The sources of working capital of $16,210,660 were attributable to changes in accounts receivables, inventory levels, and accrued expenses and other liabilities for the comparable period. These sources were offset by uses of working capital of $5,120,014 being applied to changes in prepaid expenses and other current assets and accounts payable.

Our ability to generate cash from operations in future periods will depend in large part on our profitability, the rate and timing of collections of our accounts receivable, our inventory turns and our ability to manage other areas of working capital, including accounts payable and accrued expenses.

Investing Activities

During the nine month period ended September 30, 2023, the Company generated cash of $298,401 in investing activities, as compared to $4,717,920 provided by investing activities during the prior year period in 2022, a net decrease of $4,419,519. The source of investing funds was attributable to the redemption of short-term investments in both years and the sale of the Magma.com URL in the prior year. Additionally, the Company continues to enhance the capabilities of its ERP system, and purchase test equipment for the engineering department. We do not anticipate any significant investments not normally anticipated in the original course of business in the near term.

Financing Activities

Given the current economic, financial, and geopolitical instability, the Company believes it is imperative to maintain opportunities for additional financial resources to ensure financial stability during trying economic times. During the nine month period ended September 30, 2023, the Company generated $135,403 resulting from funds received in conjunction with the ERC program offset by debt service payments on Bressner borrowings and payment of tax on the net exercise of vested RSUs. During the same period in 2022, the Company generated cash through proceeds for new borrowings for inventory at Bressner.

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

We are experiencing delays in funding for customer projects, delays in delivery schedules based upon customer requirements and an extended sales cycle. Additionally, certain of our customers are experiencing downturns or uncertainty in their own business operations and revenue, and as a result there is an increased risk that these customers may need to decrease or delay their technology spending, request pricing concessions or payment extensions, or seek to renegotiate their contracts. During the three and nine months ended September 30, 2023, the Company experienced delays and postponements of committed purchases and orders due to certain customers’ funding or program delays. We have also experienced cancellations of orders due to disruptions in our customers’ businesses or changes in their business plans. Such delays, postponements and cancellations negatively impacted the Company’s results of operations for the three and nine months ended September 30, 2023. If such decreases in orders, postponements or cancellations continue in the future, our operating results will be further impacted, and our revenues may decline in future periods.

As discussed in this Quarterly Report, the world has been affected due to the lingering effects of the COVID-19 pandemic, the ongoing conflict between Russia and Ukraine, and the escalating war in Israel, and economic uncertainty, amongst other things. Inflation has risen, Federal Reserve interest rates have increased recently, there is still some concern regarding instability of the banking systems in the United States and the general consensus among economists continues to suggest that we should continue to expect an elevated risk of recession will continue for the foreseeable future. These factors, amongst other things, could result in further economic uncertainty and volatility in the capital markets in the near term, and could negatively affect our operations.

As of September 30, 2023, the Company has completed and fulfilled all of its orders associated with its former long-term media and entertainment customer (shipments have now ceased) and does not anticipate any significant business from this customer in the future. This resulted from an acceleration in such customer’s investment in cloud technology and a drive towards less intelligent compute capability at the edge to reduce the costs of their componentry. This is particularly true of their virtual products, which do not require the same level of ruggedization as this system is not typically operated in harsh environments and for which software is being developed to provide a real-time cloud solution. This customer’s transition to cloud solutions had a negative impact on the Company’s results of operations for the three and nine months ended September 30, 2023.

As previously disclosed, in 2021, we shifted our primary focus to the development and sale of AI Transportables. Since 2022, we have significantly increased our efforts to penetrate the military and defense sectors in particular, which typically have protracted sales cycles, significant contracting requirements, and multi-year deliverables. With the formation of a strategic advisory board in second quarter 2022 and the recent hiring of a new president and chief executive officer and new vice president of sales, each of whom has extensive experience in contracting in the defense industry, we have further increased our emphasis and focus on the pursuit of revenue opportunities with major defense contractors and the military. As discussed elsewhere in this Quarterly Report, we have also added relevant defense market experience to our board of directors through the appointment of Mr. Knowles and Vice Admiral Dumont as directors effective September 30, 2023, and we currently intend to appoint another director with relevant experience to the board prior to the end of the year.

Additionally, in March 2023, Silicon Valley Bank and Signature Bank, and on May 1, 2023, First Republic Bank, were closed and taken over by the FDIC, which created significant market disruption for those who bank with those institutions, and which raised significant concern regarding the stability of the banking system in the United States, and in particular with respect to regional banks. If other banks and financial institutions enter receivership or become insolvent in the future in response to financial conditions affecting the banking system and financial markets, our ability to access our cash and cash equivalents may be threatened and such events could have a material adverse effect on our business and financial condition.

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

In the first and second quarters of 2023, we implemented certain internal organizational changes to align our US-based operations with, and to further support and accelerate our strategy to focus on, the AI Transportables industry and our military business. In furtherance of this strategy and our goals, on June 5, 2023, David Raun, then the Company’s chief executive officer, stepped down from such roles and Michael Knowles was appointed to serve in such roles. Mr. Raun currently continues to serve as a member of the Company’s board of directors. Additionally, on July 17, 2023, we hired a new vice president of sales with significant relevant experience. Furthermore, effective September 30, 2023, Jack Harrison and Sita Lowman each resigned as members of our board of directors, and our board appointed Mr. Knowles and Vice Admiral Michael Dumont, each of whom has significant prior military experience, as directors to fill the two vacant board seats. These changes were part of the first phase of our previously announced plans to reprofile our board of directors to further align with our focus on AI Transportables and our military business.

Consistent with previously disclosed commitments, we have taken further action to reprofile our board of directors. On November 6, 2023, our board of directors unanimously adopted a resolution to temporarily increase the size of the board from seven members to eight members, effective November 10, 2023, and to subsequently decrease the size of the board back down to seven members, effective as of the Company’s 2024 annual meeting of stockholders (the “2024 Annual Meeting”). The board also appointed Joseph Manko as a director of the Company, effective November 10, 2023, to fill the vacancy created by the board expansion. Mr. Manko serves as a managing member and senior principal at Horton Capital Management, LLC, a significant shareholder of the Company, and has significant public company board and governance experience.

Our board of directors intends to further temporarily increase the size of the board to no more than nine members and to appoint one additional director with relevant defense market experience during the fourth quarter of 2023. Notwithstanding these temporary increases in the size of the board, the size of the board will be decreased back down to seven members in connection with our 2024 Annual Meeting. The seven person slate to be presented to our shareholders for election at the 2024 Annual Meeting will be determined by the full board prior to filing our proxy statement for the 2024 Annual Meeting with the SEC.

In the first and second quarters of 2023, we implemented certain internal organizational changes to align our US-based operations with, and to further support and accelerate our strategy to focus on, the AI Transportables industry and our military business. In furtherance of this strategy and our goals, on June 5, 2023, David Raun, then the Company’s chief executive officer, stepped down from such roles and Michael Knowles was appointed to serve in such roles. Mr. Raun currently continues to serve as a member of the Company’s board of directors. Additionally, on July 17, 2023, we hired a new vice president of sales with significant relevant experience. Furthermore, effective September 30, 2023, Jack Harrison and Sita Lowman each resigned as members of our board of directors, and our board appointed Mr. Knowles and Vice Admiral Michael Dumont, who has significant prior military experience, as directors to fill the two vacant board seats. These changes were part of the first phase of our previously announced plans to reprofile our board of directors to further align with our focus on AI Transportables and our military business. Consistent with previous disclosures, we intend to make additional changes to the composition of our board over the coming year.

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

Stockholder transactions

See Note 9 to the accompanying consolidated financial statements for a discussion regarding our stockholder transactions for the relevant periods.

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

We periodically re-evaluate and adjust our critical accounting policies as circumstances change. There were no significant changes to our critical accounting policies during the three month period ended September 30, 2023.

Recently implemented accounting pronouncements

Effective January 1, 2023, the Company implemented ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”). See Note 2 "Significant Accounting Policies" in the accompanying consolidated financial statements.

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

Concentration of credit risk

At times, deposits held with financial institutions may exceed the amount of insurance provided by the Federal Deposit Insurance Corporation (“FDIC”) and Securities Investor Protection Corporation (“SIPC”), of which both provide basic deposit coverage with limits up to $250,000 per owner. As of September 30, 2023, the Company had $250,000 of cash in our accounts that exceeded the insurance limits. The Company has not experienced any losses in these accounts and believes that the financial institutions at which such amounts are held are stable; however, no assurances can be provided. In Germany, the deposit insurance is €100,000 per bank, per customer. Bressner has funds on deposit in both Euro and U.S. dollar denominations of €813,922 (US$861,670) with banks in excess of the insurance limits.

We provide credit to our customers in the normal course of business. We perform ongoing credit evaluations of our customers’ financial condition and limit the amount of credit extended when deemed necessary.

Foreign currency risk

We operate primarily in the United States. Foreign sales of products and services are primarily denominated in U.S. dollars. We also conduct business outside the United States through Bressner our foreign subsidiary in Germany, where business is largely transacted in non-U.S. dollar currencies, particularly the Euro, which is subject to fluctuations due to changes in foreign currency exchange rates. Accordingly, we are subject to exposure from changes in the exchange rates of local currencies. Foreign currency transaction gains and losses are recorded in other income (expense), net in the consolidated statements of operations.

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

Non-GAAP Financial Measures

Adjusted EBITDA

We believe that the use of adjusted earnings before interest, taxes, depreciation and amortization, or adjusted EBITDA, is helpful for an investor to assess the performance of the Company. The Company defines adjusted EBITDA as income (loss) before interest, taxes, depreciation, amortization, acquisition expenses, impairment of long-lived assets, financing costs, fair value adjustments from purchase accounting, stock-based compensation expense, employee retention credits and expenses related to discontinued operations.

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Net (loss) income	$(3,638,608)	$132,533	$(6,438,616)	$1,034,589
Depreciation and amortization	271,245	260,827	813,773	785,047
Stock-based compensation expense	518,680	542,166	1,890,897	1,457,630
Interest expense	31,468	30,044	88,112	133,710
Interest income	(170,420)	(46,407)	(385,471)	(152,919)
Impairment of goodwill	2,930,788	-	5,630,788	-
Employee retention credit (ERC)	(418,486)	-	(1,716,727)	-
Provision for income taxes	226,967	36,156	885,332	286,954
Adjusted EBITDA	$(248,366)	$955,319	$768,088	$3,545,011

Adjusted EPS

Adjusted EPS excludes the impact of certain items, and therefore, has not been calculated in accordance with GAAP. We believe that exclusion of certain selected items assists in providing a more complete understanding of our underlying results and trends and allows for comparability with our peer company index and industry. We use this measure along with the corresponding GAAP financial measures to manage our business and to evaluate our performance compared to prior periods and the marketplace. The Company defines non-GAAP income (loss) as income or (loss) before amortization, stock-based compensation, employee retention credits and expenses related to discontinued operations, impairment of long-lived assets and non-recurring acquisition costs. Adjusted EPS expresses adjusted income (loss) on a per share basis using weighted average diluted shares outstanding.

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

The following table reconciles non-GAAP net income and basic and diluted earnings per share:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Net (loss) income	$(3,638,608)	$132,533	$(6,438,616)	$1,034,589
Amortization of intangibles	10,538	15,808	42,154	47,424
Impairment of goodwill	2,930,788	-	5,630,788	-
Employee retention credit (ERC)	(418,486)	-	(1,716,727)	-
Stock-based compensation expense	518,680	542,166	1,890,897	1,457,630
Non-GAAP net (loss) income	$(597,088)	$690,507	$(591,504)	$2,539,643
Non-GAAP net (loss) income per share:
Basic	$(0.03)	$0.03	$(0.03)	$0.13
Diluted	$(0.03)	$0.03	$(0.03)	$0.12
Weighted average common shares outstanding:
Basic	20,569,111	20,019,625	20,407,284	19,619,971
Diluted	20,569,111	21,138,957	20,407,284	20,582,116

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

	For the Nine Months Ended September 30,
Cash flow:	2023	2022
Net cash provided by (used in) operating activities	$225,469	$(8,674,894)
Capital expenditures	(374,464)	(285,499)
Free cash flow	$(148,995)	$(8,960,393)

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2023, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

For a description of our material pending legal proceeding, please see Note 10, Commitments and Contingencies, to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report.

Item 1A. Risk Factors.

Please carefully consider the information set forth in this Quarterly Report and the risk factors discussed in Part I, Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2022 (the “Annual Report”), which could materially affect our business, financial condition, or future results. In evaluating our business, you should carefully consider the risk factors discussed in our Annual Report, as updated by our subsequent filings under the Exchange Act. The occurrence of any of the risks discussed in such filings, or other events that we do not currently anticipate or that we currently deem immaterial, could harm our business, prospects, financial condition and results of operations. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment.

Except as set forth below, there have been no material updates or changes to the risk factors previously disclosed in our Annual Report; provided, however, additional risks not currently known or currently material to us may also harm our business.

Cybersecurity risks and cyber incidents, as well as other significant disruptions of our information technology networks and related systems and resources, could adversely affect our business, disrupt operations and expose us to liabilities to employees, customers, governmental regulators, and other third parties.

We use information technology and other computer resources to carry out important operational activities and to maintain our business records. As part of our normal business activities, we permit certain employees to perform some or all of their business activities remotely, we collect and store certain personal identifying and/or confidential information relating to our employees, customers, vendors and suppliers, and we maintain operational and financial information related to our business. Furthermore, we rely on products and services provided by third-party suppliers to operate certain critical business systems, including without limitation, cloud-based infrastructure, encryption and authentication technology, email, and other functions, which exposes us to supply-chain attacks or other business disruptions.

We face risks associated with security breaches through cyber-attacks or cyber-intrusions, malware, computer viruses and malicious codes, ransomware, attachments to e-mail, unauthorized access attempts, denial of service attacks, phishing, social engineering, persons with access to systems inside our organization, and other significant disruptions of our information technology networks and related systems. The risk of a security breach has generally increased as the frequency, intensity and sophistication of attempted attacks and intrusions from around the world have increased. Even the most well protected information, networks, systems and facilities remain potentially vulnerable because the techniques, tools and tactics used in such attempted security breaches evolve and generally are not recognized until launched against a target, and in some cases are designed to not be detected and, in fact, may not be detected. Accordingly, we may be unable to anticipate these techniques or to implement adequate security barriers, disaster recovery or other preventative or corrective measures, and thus it is impossible for us to entirely counteract this risk or fully mitigate the harms after such an attack.

We have implemented certain systems and processes intended to address ongoing and evolving cybersecurity risks, secure our information technology, applications and computer systems, and prevent unauthorized access to or loss of sensitive, confidential and personal data. Although we and our service providers employ what we believe are adequate security, disaster recovery and other preventative and corrective measures, our security measures, taken as a whole, may not be sufficient for all possible situations and may be vulnerable to, among other things, fraud, hacking, employee error, system error, and faulty password management.

Our ability to conduct our business may be impaired if our or our services providers’ information technology networks, systems or resources, including our and their websites or e-mail systems, are compromised, degraded, damaged or fail, whether due to a virus or other harmful circumstance, fraud, intentional penetration or disruption of our or their information technology resources by:

•
a third party,
•
natural disaster,
•
a failure of hardware or software due to a design or programmatic flaw,
•
a failure of hardware or software security controls,
•
telecommunications system failure,
•
service provider error or failure,
•
fraudulent transactions,
•
intentional or unintentional personnel actions,
•
lost connectivity to our networked resources, or
•
a failure of disaster recovery system.

A significant and extended disruption could damage our business or reputation and cause, amongst other things, loss of revenues or customer relationships, unintended and/or unauthorized public disclosure or the misappropriation of proprietary, personal identifying and confidential information, and us to incur significant expenses to address and remediate or otherwise resolve these kinds of issues.

The release of confidential information may also lead to litigation or other proceedings against us by affected individuals, business partners and/or regulators, and the outcome of such proceedings, which could include losses, penalties, fines, injunctions, expenses and charges recorded against our earnings and cause us reputational harm and/or could have a material and adverse effect on our business, financial position or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None

Item 6. Exhibits.

Exhibit Index

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1	Agreement and Plan of Merger and Reorganization, dated August 22, 2018, with Concept Development Inc.	8-K	001-38371	2.1	September 6, 2018

2.2	Share Purchase Agreement, dated October 31, 2018, with Bressner Technology GmbH.	8-K	001-38371	2.1	November 6, 2018

3.1	Amended and Restated Certificate of Incorporation (currently in effect).	8-K/A	001-38371	3.1	March 21, 2018

3.2	Bylaws, as amended (currently in effect).	8-K	001-38371	3.2	February 6, 2018

3.3	Certificate of Amendment to the Amended and Restated Bylaws of the Company, dated April 7, 2023.	8-K	001-38371	3.1	April 7, 2023

4.1	Second Amended and Restated Investors’ Rights Agreement, dated January 2007.	S-1	333-222121	4.2	December 18, 2017

4.2	Common Shareholder Piggyback Registration Rights Agreement, dated July 15, 2016.	S-1	333-222121	4.3	December 18, 2017

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					*

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C.					*

Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 INS	Inline XBRL Instance Document	**

101 SCH	Inline XBRL Taxonomy Extension Schema Document	**

101 CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	**

101 LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	**

101 PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	**

101 DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	**

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101 attachments)	**

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

One Stop Systems, Inc.

Date: November 9, 2023	By:	/s/ Michael Knowles
Michael Knowles
President and Chief Executive Officer (Principal Executive Officer)

Date: November 9, 2023	By:	/s/ John W. Morrison Jr.
John W. Morrison Jr.
Chief Financial Officer (Principal Financial and Accounting Officer)