Form 10-K
period 2023-12-31
ONE STOP SYSTEMS, INC.
filed 2024-03-21
CIK 1394056

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☐

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

As of June 30, 2023, the last day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $48,864,431, based on the closing price of the registrant’s common stock on The Nasdaq Capital Market of $2.87 per share on such date. This calculation does not reflect a determination that persons are affiliates for any other purpose.

As of March 8, 2024, the registrant had 20,700,435 shares of common stock (par value $0.0001) outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

Auditor Firm Id:	200	Auditor Name:	Haskell & White LLP	Auditor Location:	Irvine, California, U.S.A.

One Stop Systems, Inc.

FORM 10-K

For the Fiscal Year Ended December 31, 2023

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

One Stop Systems, the One Stop Systems logo, and other trademarks or service marks of One Stop Systems appearing in this Annual Report are the property of One Stop Systems, Inc. This Annual Report also includes trademarks, trade names and service marks that are the property of other organizations. Solely for convenience, trademarks and trade names referred to in this Annual Report appear without the ® and ™ symbols, but those references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights, or that the applicable owner will not assert its rights, to these trademarks and trade names.

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

PART I

ITEM 1. BUSINESS.

Company History

One Stop Systems, Inc. (“we,” “our,” “OSS,” or the “Company”) was originally incorporated as a California corporation in 1999, after initially being formed as a California limited liability company in 1998. On December 14, 2017, the Company was reincorporated as a Delaware corporation in connection with its initial public offering. The Company designs, manufactures, and markets specialized rugged high-performance compute ("HPC"), high speed switch fabrics and storage systems, which are designed to target edge applications for artificial intelligence ("AI") / machine learning ("ML"), sensor processing, sensor fusion and autonomy. The Company markets its products to manufacturers of equipment used for autonomous vehicles, medical, industrial, and military applications, with special focus on platforms that move, such as planes, trucks, ships, submarines, and mobile datacenters or command posts where sensor processing, sensor fusion, AI and ML are integrated to support such applications. If an application needs AI and/or autonomous capabilities, and it moves, OSS delivers the highest performance solutions that are designed to survive and enable these challenging applications.

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

On October 31, 2018, OSS GmbH acquired 100% of the outstanding stock of Bressner Technology GmbH, a limited liability company registered under the laws of Germany and located near Munich, Germany (“Bressner”). Bressner designs and manufactures standard and customized servers, panel PCs, and PCIe accelerator systems. It also operates as a systems integrator with standard and custom all in one hardware systems and components. In addition, Bressner serves as a channel to market for OSS ruggedized datacenter level compute and storage products to the European and Middle Eastern markets.

Our principal executive offices are located at 2235 Enterprise Street, Suite 110, Escondido, California 92029, and our telephone number is (760) 745-9883. Our website address is www.onestopsystems.com. Information contained in, or accessible through, our website is for reference purposes only.

Business Overview

OSS designs, manufactures, and markets specialized high-performance compute, high speed switch fabrics and storage hardware and software, which are designed to target edge applications for AI/ML, sensor processing, sensor fusion and autonomy. Edge computing is a form of computing that is done on site, near a particular data source or the user, rather than in the cloud, minimizing the need for data to be processed in a remote datacenter. This growing trend increases computing performance and security, as the data does not have to travel to distant datacenter location. Edge computing is most recognizable in applications such as sensor processing, sensor fusion, autonomy and AI/ML. To meet the demands at the edge we offer specialized modules and systems that consist of computers, switch fabrics and storage products that incorporate the latest state-of-the art components with embedded proprietary software. Such modules and systems allow us to offer high-end solutions to target markets to be integrated into platforms, vehicles and applications.

The fast-growing edge computing space consists of three major segments. The first segment is comprised of smaller datacenters located near the user - on the edge. These typically include compute and storage racks in environmentally controlled buildings, similar to large cloud datacenters. Suppliers in this space tend to be the same large server and storage manufacturers whose products are used at cloud datacenters. The second segment includes billions of Internet-of-Things (“IOT”) devices that may reside in everything from home appliances to the factory production floor. These IOT devices and applications tend not to be challenged on performance and easily communicate up to the cloud or the datacenters on the edge. OSS does not focus on either of the foregoing segments. The third segment is called AI Transportables. These are primarily on land, in the air or at sea vehicles that need datacenter level performance for sensor processing, sensor fusion, autonomy and AI/ML applications. This is where OSS’ vision and strategy is aligned, and where we believe that we offer the greatest unique value.

Examples of applications that utilize AI Transportables range from industrial autonomous trucks, mining equipment and smart agricultural equipment to military land, sea, and airborne weapon system platforms. Less mobile applications that utilize High Performance Compute ("HPC") or AI Transportables include items such as medical equipment, mobile command centers and certain datacenters.

Sensor fusion, autonomy and AI capabilities require these demanding applications to connect to a wide array of data sources and sensors, and to have the ability to quickly access and store large and ever-growing data sets. They must be able to maintain ultra-fast processing power to act on data or process sensor inputs in real time at the edge location, which is independent of whether a high-speed network, like 5G or a tactical data link, connects the edge application back to the distant central data or command centers. Standard servers and storage systems available in the market do not address, and typically will not survive, the AI Transportable requirements. Although the network or data link, if it exists, may transfer data, or be used for updates, the latency is not acceptable for many of these applications where time is of the essence. This increases the need for datacenter level performance using the latest generation of products from companies like NVIDIA, AMD, and Intel. In most of these applications, available space is limited and the number of inputs from sensors and other data sources are significant, thus, requiring high speed switch fabrics like the latest in PCI Express, for which OSS is a recognized expert in the market. In all cases at the edge there is a demanding operational environment that requires ruggedized solutions to ensure assured and continued operation, which must be balanced with size weight and power (“SWAP”) requirements. Solutions in this space must not only be light and fit into small volumes, but must also survive drops, g-forces and vibration. Additionally, they must continue to operate at extreme temperatures and in dusty or moist conditions.

While other edge computing suppliers may serve the needs of the environmentally controlled edge datacenters with the latest technology, the deployment of the same performance level in the AI Transportable space requires unique capabilities and know how, which is where we believe that we excel. Many companies that enter this space tend to offer solutions based on older and lower performance technology, whereas we advance our proprietary state-of-the-art technologies and utilize the latest generation of products to ensure superior performance. We leverage our proven track-record of delivering first-to-market advanced technologies and technical strength, working with the latest high-speed networks like PCI Express 5.0 and NVIDIA’s NVLink®. This is in addition to our expertise with rugged servers, compute acceleration and high-performance flash array storage systems. When combined with our execution and knowledge for deploying these systems in challenging environments, we bring the latest commercially available datacenter level technology and products to this market.

Business Strategy

We continue to execute our strategic commitment to the AI Transportable and rugged edge HPC market, and we believe that our engagement over the past two years in the markets and with customers and our current portfolio of business are validating this approach. In this portfolio we are witnessing some of our highest margins and repeat business and expanding levels of interest. Additionally, we have seen our five-year pipeline increase by over 25% in the past year as we pursue this strategy further.

Although we are seeing progress, it will continue to take time to pursue, secure, and turn these target opportunities into increased revenue and profits, especially as we secure positions in the military market. As part of this strategy, we are consistently focusing on expanding the number of customers and platforms while also securing multi-year contract opportunities in this space. We believe this focus provides us with a unique opportunity to drive growth and shareholder value. We will continue to execute current profitable business where we offer product and solution differentiation, but our primary focus will be on the AI Transportable market and our rugged edge HPC strategy.

We continue to see and pursue opportunities in both the commercial/industrial and military/government segments. Currently, our OSS military business accounts for approximately 25% of our overall sales, but we anticipate this will grow to 50% over the next few years and will leverage commerciality to increase margins. Commerciality is the ability to use commercial market pricing in defense procurements. We believe a balanced portfolio of commercial and military customers can serve as a strategic benefit in execution of the business, strategy, and growth. Both commercial and military markets are currently seeing an influx of autonomy and AI/ML applications that are driving market growth and strengthening opportunities. Commercial adoption of AI/ML is dramatically moving to the edge across almost all business segments. While military budgets may not expand dramatically on whole, the spend on autonomy and AI/ML represent the fastest areas of growth as the US and allied nations look to augment existing and field new sensors, platforms and weapon systems to maintain advantage over adversaries.

A key element of our business strategy is a product strategy based on technology leadership. We believe a first-to-market strategy is key to our ability to continue to win significant opportunities. As a result, we continue to develop new state-of-the-art products across a range of HPC demand, providing a unique value proposition for our customers in the targeted spaces. Current engagements for our products in the military space cover various autonomy, sensor fusion and AI/ML applications, including for multiple aircraft, drones, ships, helicopters, and land vehicles, as the Pentagon prioritizes incorporating advanced technologies into their equipment. We have pursued these engagements throughout 2023 by incorporating an AI compute and storage product strategy that applies the OSS expertise in three product levels that cover the needs of land, sea and air deployments.

At the high end, we introduced Rigel, which is a super compute edge platform. We believe that this product is currently the highest performance, most compact supercomputer in the market that can survive the most demanding edge environments, especially those in military programs available today and in the future. It brings to market the latest in Graphics Processing Units (“GPU”), Central Processing Unit (“CPU”), high speed PCI express switch fabric and memory products in a rugged compact form factor, to meet sensor processing, sensor fusion and AI/ML applications in this space. Rigel has been vetted by multiple large military prime contractors as well as the U.S. Department of Defense (“DOD”) directly for key, high visibility programs that we are pursuing.

At the mid-level, we have fielded our Short-depth Servers (“SDS”) in many commercial and government program wins due to its flexibility. The SDS provides integrated AI compute, data recording and storage at a performance level approaching Rigel, suitable for wider market adoption. In the fourth quarter of 2023, the 3U SDS was upgraded to the latest PCIe 5.0 performance levels and launched as a standard product and two original equipment manufacturer ("OEM") customer configurations that accounted for two new program wins. These upgrades consisted of advanced cold plate liquid cooling and liquid immersion options that widen the environments in which the SDS can be deployed. Top commercial applications for the SDS include autonomous trucks and ships and edge data analytics. The top applications for government use include AI sensor fusion, simulation, capturing AI datasets through data recording and serving high-speed data to crews with our Ion Accelerator™ data storage software.

At the low end of performance, but with a higher level of ruggedization, we have introduced Cernis™ and Donati™. These products create the most compact solution for autonomy, AI/ML and visualization. The Donati CPU/GPU compute and visualization systems are interconnected using the Cernis PCIe switch, creating an optimized data path that takes advantage of OSS low latency breakthroughs in PCIe interconnect, typically found in Rigel and SDS servers, while being highly rugged for use in wheeled and tracked land vehicles that require conduction cooling.

Our ability to drive the leading edge of technology is enabled by our strong relationships with strategic component manufactures, including NVIDIA (for GPUs, ARM processors and networking), NetList, and Micron (for flash memory), Broadcom (for PCIe switch components), and Intel and AMD (for CPUs). In many cases, we have access to product roadmaps and other technical information relating to future technology. Access to this information allows us to begin our design process well before the future components we are designing even exist. We have also expanded our market relationships to embrace companies in the AI/ML software space. These efforts allow us to establish relationships that enable our ability to offer end-to-end solutions for customers while also creating opportunity for these software companies to standardize on our hardware platforms.

We anticipate that the steps we have taken in implementing our strategy and the fast-growing markets that we are pursuing will provide accelerated revenue and margin growth for the Company over the coming years.

Industry Background and Market Opportunity

The notion of network-based computing dates to the 1960s, but many believe the first use of “cloud computing” in its modern context occurred in 2006 when Google’s then-CEO, Eric Schmidt, introduced the term during an industry conference. Years later, the explosive growth of internet of things (“IoT”) connected devices, along with new applications that require real-time computing power, started to create the drive for edge-computing systems. As the demand for AI on the edge and autonomous vehicles grew, so did the need for high-performance solutions to operate in harsh environments and reduce risk of loss of connectivity to the cloud.

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

The AI Transportable markets tend to implement sensor processing, sensor fusion, AI/ML, autonomous, and/or semi-autonomous solutions. We believe markets for these products are large and growing. Applications deploying these technologies today, or that we expect to do so in the future, include, without limitation:

•
Commercial/Industrial- Trucks, buses, trains, aviation, agriculture, mining, medical, oil & gas, etc.
•
Military/Government– Aircraft, rotary winged aircraft, ships, mobile command, mobile radar, submersibles, land vehicles, drones, etc.

We expect these applications to deploy increasingly faster computing systems to meet industry and competitive goals. Whereas the goal used to be for an edge compute platform to perform a single application, such as autonomous navigation, now this has been expanded to include in excess of ten or more AI applications running simultaneously. This expansion requires significantly more compute power and data storage than traditional embedded computers can manage while operating in harsh, challenging, and space constrained environments.

We currently estimate that the market for the AI Transportable portion of the edge computing industry will grow to approximately $5 billion in the coming years. OSS’ objective is to be a technology and market leader in this segment of the market.

Product Offerings

Our systems are built using the latest CPU, GPU, high speed switch fabrics and flash storage technologies that draw upon years of expertise in designing and manufacturing custom, semi-custom as well as standard systems for military and commercial customers. We have a history of being first-to-market with many solutions for emerging technologies. Our technological leadership includes linking different OSS product systems together.

We use leading edge, state-of-the art components from major technology providers to design purpose-built systems that solve customer problems in an efficient, cost-effective manner. We apply the component technology provided by Intel, AMD, NVIDIA, Micron, Broadcom, and others to deliver solutions to provide true value to our customers.

Four technologies are fundamental to the AI Transportable computing space: edge servers, GPU compute accelerators, flash memory-based storage, and high-speed switch fabric for data acquisition I/O. These technologies enable systems to ingest, process and store data at significantly higher rates than traditional systems. By harnessing these components, customers can process data much more quickly and in a more secure manner, and as a result, turn raw data into advantage in action.

Rugged Edge Servers

While simple AI applications, such as facial recognition to open a door to a secure area, may run on traditional low power embedded processor, the needs of the AI Transportable applications require datacenter-class server performance brought to a mobile platform. The sheer amount and speed of sensor processing, sensor fusion and AI/ML processing for operating an autonomous vehicle or a mobile weapon system requires multiple high-speed digitizers, high-performance networking, the fastest flash storage devices, and server-class processors. We enable the power of the datacenter to be deployed at the edge without compromising performance by employing groundbreaking ruggedization and cooling technologies for edge servers operating from various vehicle AC and DC power sources in small spaces.

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

The capabilities and speed of GPU accelerated computers are driving significant advances in AI and machine learning. Massive amounts of data are collected, stored, and analyzed by today’s sophisticated algorithms. We are enabling the growth of such AI capability by adding scale with rugged systems that complement the highest performance rugged servers.

High Density Solid-State Flash Storage

The proliferation of larger and larger data sets used in edge computing, including AI, is feeding the need for higher capacity and higher performance storage devices. Traditionally, companies have used hard disk drives for their primary storage. Hard disk drive-based systems are being replaced by flash memory-based systems, which offer higher capacity, performance, reliability, and ruggedness. Flash-based storage systems also consume significantly less power. Our solutions offer the highest capacity and performance with the addition of removable media which enables the quick transportation and delivery of massive amounts of data.

Switch Fabrics For High Speed Data

At the front-end of AI Transportable systems is high speed data acquisition technology through switch fabrics. Depending on the application, data can be generated from a wide array of sensors and inputs. In many cases, such as autonomous driving or mobile weapon system platforms data is generated through arrays of video, Light Detection and Ranging (“LIDAR”), radar, Forward Looking Infrared (“FLIR”), Radio Frequency (“RF”), and other computationally intensive sensors. Our PCI express based switch fabrics provide the highest speed and lowest latency data acquisition and movement.

When PCIe was introduced in 2005, we were the first company to produce PCIe over cable adapters allowing system-to-system communication at the same speed as internal Input/Output (“I/O”) expansion significantly reducing latency. Today, we are one of the largest providers of PCIe adapters and expansion components used worldwide.

What Sets OSS Apart

Several factors differentiate OSS from other suppliers of high-performance edge computing solutions, including, without limitation the following:

•
Ruggedized SwaP-C – We provide systems that can support datacenter performance at the rugged edge by implementing unique form factors optimizing space and weight, variable power inputs sources and cost competitive solutions across a wide range of applications, including full mil-spec systems.
•
Lowest Latency – We have expertise in PCIe and NVLink® switch fabrics that deliver the lowest possible latency. This allows us to design reliable systems using this differentiating high-performance technology with a greater quantity of GPUs and flash storage devices than other suppliers.
•
Advanced Cooling – We provide systems that can withstand extreme environmental temperature ranges. We engineer cooling for extremely high power heat generation, including heat from GPUs and Field Programmable Gate Arrays (“FPGAs”), utilizing differentiated methods for conduction, convection, liquid and immersion cooling.
•
Key Partnerships – We have long and established leading edge technology partnerships with early access to product roadmaps, which include a differentiated relationship with NVIDIA. We are a “Preferred Tier 2 OEM” in the NPN program with unique NVLink® license.
•
Speed To Market – Our short development cycle times allow us to bring the newest technology to market quickly.
•
Powerful Software – We provide software products required to operate high-capacity, low-latency storage systems used by defense systems and commercial applications.

Business Strategy

We have consistently followed a strategy of being first-to-market in leading edge deployment technologies by designing and developing products that are delivered before our competitors. We currently have products spanning the spectrum of high-performance computing, including servers, flash storage, GPU acceleration, networking, and PCIe data acquisition I/O expansion. Within these product areas, the approach implies that we:

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
•
Continuously monitor and influence the market for next generation technologies for which a new concepts and solutions may be forming; and
•
Establish leadership in the fast-growing AI Transportable portion of edge computing.

Earnings Growth Strategy

We intend to implement different strategies to increase our revenue growth, while improving earnings. We believe that earnings growth can be accomplished by taking the following actions:

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
•
Retaining commerciality on products for the defense market;
•
Leveraging economies of scale and lowering material costs;
•
Eliminating lower margin products and markets;
•
Driving operational efficiencies up through automation, discipline, and process improvements; and
•
Layering in additional high margin services.

Optimize expenses:

•
Promoting a culture built on lean principles that innovates to minimize spending and drive higher efficiency per employee;
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

Our Technology

We design and manufacture ruggedized high performance edge computing systems, which are designed to increase compute performance while surviving in harsh environments. Our rugged servers bring the power of leading-edge datacenter-class technologies to the edge for applications in AI/ML, sensor fusion, autonomous navigation, data logging and video rendering. Our high-density compute accelerators connect directly to a server’s PCIe bus, delivering substantial compute performance. Our flash storage arrays support hundreds of terabytes of high-speed storage that can also be accessed by multiple servers.

Technology Drivers for OSS High-Performance Computing Business

We have developed expertise and core competencies in the three fundamental technology drivers within today’s high-performance edge computing market – high-speed serial interconnect technology, compute acceleration utilizing GPUs, and low latency flash storage. In combination, these three fundamental technologies, underpinned by PCI Express, are changing the economics of computing, bringing high-performance computing within the grasp of a wide range of new industries and commercial applications on the edge. Simultaneously, the emergence of massive amounts of data being generated by advanced sensors in each of these industries is pushing the requirement for innovative state-of-the-art technology. We are enabling this technology to be deployed at the edge by merging these fundamental technologies with our expertise in providing system level optimization for meeting requirements for ruggedization and SWAP constraints. Our strategy is to be the disruptive leader in the platforms for rugged edge applications, based on our unique ability to design high-quality, high-performance AI workflow compute/storage engines that can be deployed in harsh dynamic environments, which require unique system level features for vibration, cooling, and power. Our target market, including various types of vehicles that move on land, in the air or at sea, creates extremely demanding requirements for compute systems, which must be compact, survive the elements and disruptions in power, as well as leverage the higher performance capabilities in the market. This is what we believe we do well.

We strive to not only provide competitive advantage for our customers, but also to address some of the most fundamental challenges in military and industrial applications. We believe that we are well situated to leverage these major industry forces. By exploiting our unique set of expertise in the underpinning technologies of high-performance computing, we strive to continue to deliver industry leading solutions, disruptive at times, and to take advantage of the opportunity to capture a growing market share in this rapidly expanding marketplace.

Switched Serial Interconnect

Switched serial interconnects are the data highways connecting many elements of today’s high-performance computing platforms. At ever increasing speeds, these pathways move data between a system’s processing units, storage, networking, and peripheral elements. For high-performance computing, the primary processing, storage, and peripheral interconnect is PCIe. PCIe Gen 5.0 has an ability to run up to 16 lanes in parallel, which allows up to 128 gigabytes (full duplex) per second bandwidth between system elements. We expanded the breadth of our products based on PCIe Gen 5.0 during 2023 to address ever increasing applications in the AI Transportable market.

Compute Acceleration with GPUs

GPUs have evolved from graphics display acceleration to becoming general-purpose processing workhorses for high-performance computing systems. Today, most of the fastest supercomputers in the world utilize GPUs as their primary compute engines. GPUs are ideal for high-performance computing workloads including AI training and inference because of their ability to complete massively parallel processing. While today traditional CPUs may have dozens of processing cores, GPUs have thousands of cores that are able to execute calculations simultaneously.

NVIDIA, a key supplier of GPUs to the market, lists more than 500 such applications across a broad set of market spaces, along with focused teams on specific industries of high growth potential such as their NVIDIA Drive team for autonomous navigation. Main markets serviced by NVIDIA GPUs include, without limitation:

•
Autonomous navigation;
•
Computational finance;
•
Climate, weather and ocean modeling;
•
Computational chemistry and biology;
•
Data science and analytics;
•
Deep learning and machine learning;
•
Federal defense and intelligence;
•
Genomics;
•
Manufacturing;

•
Media and entertainment;
•
Medical imaging;
•
Robotics;
•
Oil and gas; and
•
Safety and security.

While NVIDIA is focused on the deployment of their GPUs in hyperscale datacenters and for consumer gaming purposes, we are focused on taking the datacenter class capability to the AI Transportable market, expanding the overall market significantly. Many of these applications also scale performance, based on the number of GPU components utilized. We have designed multi-GPU systems, including up to 16 GPUs in a single system. Current state-of-the art GPUs (NVIDIA H100) provide over 48 teraflops (FP64) of performance, with future products expected to dramatically increase overall processing capabilities in the years to come.

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

PCI Express Flash Storage – NVMe protocol

The use of flash memory technology for system storage has gained traction over the past decade, which we believe to be a result of the continuous decline in the cost per gigabyte. Flash memory has become the ubiquitous storage technology in high-performance systems.

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

Today, flash memory modules with capacities up to 60 terabytes and PCIe Gen 5.0 interfaces are now available. PCIe Gen 6.0 devices are expected to be available for purchase in 2025. Our flash storage arrays with up to a thousand terabytes of capacity are available enabling the scaling of high-speed storage to meet the full range of high-performance edge application requirements.

OSS leverages the latest technology to build complete storage and data logging systems, including all the software to provide the highest density and performance in a compact form factor ideal for vehicles of all types. This, combined with our hot swappable canisters, has enabled many autonomous truck and military aircraft applications.

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

High Speed System Interconnect Design

Our electrical engineers are experts in high-speed digital signaling design. They have continually designed at the leading edge of the state-of-the-art signaling speeds, even as semiconductor technology has driven up the clock rate of digital transmission. We have consistently been among a small handful of companies able to come to market first with the latest technology. In fact, we delivered the industry’s first PCIe over cable solutions for PCIe Gen 1.0, Gen 2.0, Gen 3.0, Gen 4.0, and Gen 5.0. The expertise required includes circuit design, PCB (printed circuit board) layout and routing optimizations, all of which focus on achieving the highest levels of signal integrity. In our current systems,

PCIe Gen 5.0 signals are propagated across multiple PCBs, connectors, as well as both copper and fiber optic cabling, while maintaining the ability to recognize digital signal transitions at 32 billion times per second.

In high-performance computing systems, especially those systems that operate at the edge, the trajectory and need for ever-increasing signaling speeds is continuing; provided, however, the number of companies that have the capability to design robust, highly reliable systems at speeds that can tolerate the harsh conditions at the edge are continuing to decline. We believe our core competency in large-scale, high-speed design, and layout will allow us to remain on the forefront of this growing industry.

Complex System Design

In addition to low-level signal integrity design expertise, we have amassed expertise and intellectual property in high-performance system architecture design and software. This expertise allows us to develop extremely sophisticated systems with massive scaling, while also meeting customer demands for reliability, cost, and flexibility. To do so, we have developed deep knowledge for high-capacity input/output systems, operating system adjustments, and required configuration tuning. Due to this development, our engineers are often called upon to co-design with OEM designers to create the perfect solution to fit the needs of their customers.

For highly scalable systems, a deep understanding and experience with switching topologies, interconnect fabric design and low latency acceleration software is required. We have worked with serial switching technology, starting with the first generation of PCIe, and have been an innovator in creating unique and flexible topologies to meet the specific needs of customers. Creating custom solutions for unique customer solutions is a core competency at OSS, and we rely on this deep knowledge of switch capabilities and limitations.

For maximum system performance, unique software and design for optimizing data transfer, speeds are also important considerations. Our software expertise includes developing unique hardware drivers and configuration software that accelerate bandwidth and lower latency in PCIe GPU and NVMe system designs. We have developed expertise in system design to leverage peer-to-peer data flows between GPUs and pioneering techniques for optimized data flows between flash storage and GPU compute-engines. Our systems optimize switch and GPU configuration topologies to optimize GPU-to-GPU communication without requiring latency-inducing data transfer between host dual processors. Our platforms feature RDMA (remote direct memory access) across compute-nodes, which support data transfer without burdening the host CPU, as well as NVMe over Fabrics for efficient data transfer from remote storage to compute.

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

Expertise in power, cooling, and mechanical design are required to address the requirements of the high-performance computing customers, especially while meeting the constrained time requirements of rugged edge deployments. We have developed leadership design capability in high-power design and distribution within large rack enclosures as well as edge optimized configurations. High-end GPUs today require 500 watts or above, and in our high-end systems, up to 16 of GPUs can reside in a single chassis. Thousands of kilowatts of redundant power are required. Power stability and huge thermal loads are some of the critical design issues that must be addressed. Additionally, at the edge for AI applications, a wide range of input power sources need to be supported from standard 110-220 VAC and 48-270 VDC for terrestrial vehicles as well as three phase 400-800Hz AC for airborne applications.

We have expertise in power distribution, redundant power, and complex chassis cooling design, including materials selection, airflow simulation, fan technology, and various liquid cooling options including direct to chip conductive cooling and single and dual phase immersion cooling. We have also developed extensive expertise to help ensure regulatory compliance of our complex high-performance computing system designs that span across emission, shock, vibration, thermal, humidity, and other environmental requirements that are required for highly reliable and highly available solutions. Our engineers are experts in design for regulatory testing for FCC (Federal Communications Commission), CE (European Conformity), UL (Underwriters Laboratories), and Mil-STD (Military Standard)

standards. Additionally, we have expertise in rapid prototyping, design for manufacturability, and design for serviceability.

We also have expertise in system management software that enhances our competitive advantages and provides robust monitoring and management of the functions of complex computer systems. While the baseboard management controllers ("BMCs") of standard servers and workstations provide passable system management for an office or datacenter with a benign environment, the unique missions of our rugged edge systems require a more diverse level of monitoring, management. and control.

First, products like our 4UPro and EB line of PCIe expansion systems are not servers or workstations, but instead, they provide scale-out expansion of high-performance GPUs, FPGAs, NVMe drives and edge I/O devices to a server. To provide the widest compatibility and largest serviceable market for our expansion systems, our U-BMC, or “Unified Baseboard Management Controller,” allows our expansion systems to seamlessly integrate with existing customer servers or our own SDS and EOS server products, allowing a server and one or more of our expansion products to be managed, monitored and controlled, as if it were a single integrated system with a massive amount of PCIe resources interconnected by our highest bandwidth, lowest latency PCIe switched fabric.

Second, unlike the standard datacenter server, our servers are designed to operate in both government and commercial harsh edge environments where “dirty” power from generators, engines and batteries with large spikes are common. Mix in the environmental conditions in which our servers may operate autonomously, such as temperature variances in places from Death Valley to 50,000 feet altitude, with moisture ranging from salt fog to rain and extreme vibration and shock from washboard dirt roadways to a hard-landing propeller aircraft, and one can see that a higher level of management, monitoring and control than a server snug in a power and cooling conditioned datacenter is required. The U-BMC adds unique value to server-level systems in these environments, especially in autonomous operations where there are no service technicians for miles, by allowing the system to adapt to changing conditions automatically or by remote control without failing. The U-BMC has features to handle these environments, such as controlling sensors connected to the server, turning on heaters in extreme cold, changing the PCIe fabric to reroute data around failed components and connecting to the Controller Area Network ("CAN") bus in cars and autonomous trucks to monitor the vehicle conditions to be able to take action on information provided by the vehicle, such as ignition on/off. Many more U-BMC edge features unique to OSS and valuable to our customers were in development in 2023 and will continue to be added in 2024, such as throttling NVIDIA GPUs in real time based on power or temperature fluctuations to keep systems running in a reduced state rather than shutting down.

Third, due to operating in diverse industry standard and regulatory markets required by military standards, commercial aerospace FAA or EASA, and highway NHTSA or ETSC agencies, the U-BMC is designed to adapt to the unique requirements imposed by servers residing on, or controlling, vehicles. A standard datacenter server BMC needs to conform to the basic agency requirements of electrical interference and personal safety regulated by agencies such as the FCC or CE and administered by testing companies such as UL and TüV. The U-BMC is designed to cover all edge requirements of the datacenter as well as adding standards organization compliance, such as those required by military customers including SOSA compliant functions for sensor management, system management, and task management not found in datacenter server BMCs.

In 2022, we introduced the U-BMC, which is included in our Rigel edge supercomputer and PCIe Gen 5 4UPro products. In 2023, we expanded the platforms that include the U-BMC to the PCIe Gen5 SDS rugged server for commercial and military edge applications with more platforms to come. With U-BMC, we provide “single pane of glass” management of complex systems, even if the server is in a separate enclosure, and an open-source Redfish API for easy integration with industry-standard management tools. We expect to continue to expand and enhance our licensable software to create additional value, barriers of entry and stickiness with our program wins.

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

Our Products

Compute Servers

Within the server sector, we have secured a niche position of building purpose-built specialty servers, which the major server suppliers do not supply, as they require custom tuning and special features that major OEMs cannot easily provide. Our compute servers are designed to provide the highest level of performance that can be deployed in harsh edge environments. Our expansion optimized (“EOS”) line of servers is optimized for supporting a high number of add-in cards such as GPUs, FPGAs, NVMe drives and sensor inputs. Servers in this product family have a number of slots that are compatible with the PCIe host bus interface cards that we have developed. These cards enable PCIe connection over cable between the host processor and downstream I/O devices. These servers have custom basic input/output systems (“BIOS”) to ensure they work seamlessly with expansion chassis and support a high number of downstream I/O devices. Our short-depth server (“SDS”) line supports rugged deployment in space constrained environments providing a maximum depth of 20 inches. We believe that our “Rigel Edge Super Computer” (“Rigel”) is the highest performing, most dense, AI-compute platform that is deployable in extreme environments, including on military aircraft.

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

Through a strategic agreement with Western Digital, we acquired an exclusive software license for Ion Accelerator™ Storage Area Networking (“SAN”) source code and software development rights, as well as hired their core engineering team in July 2017. Since acquiring this software asset, we have extended its capability to align with our AI Transportable strategy by adding Network Attached Storage (“NAS”), support for NVMe flash drives, NVMe over Fabric expansion capability, and several encryption methods required for government security applications. We have also implemented a proprietary Follow Me™ capability for removing a bulk pack of NVMe drives that can be easily transported to another system without rebuilding the data, operating much like a massive capacity USB stick. This provides our flash arrays with a high level of differentiation relating to storage management, latency, portability, and throughput. We provide standard flash array products and have the in-house hardware and software expertise to provide customized systems for demanding applications that are not suitable for standard offerings. For example, we provide products to a large military contractor for integration into military aircraft that requires us to design and manufacture a highly ruggedized mil-spec flash array. The resulting product provides high data density with low weight, a high degree of portability, and security for data protection. We believe our experience and capability in high speed, low-latency, digital signaling via PCIe gives us an edge in providing custom designs to OEMs, military programs, and other special purpose applications.

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
•
Design optimization for low cost;
•
Rapid design capability;
•
Rugged design to survive in harsh AI Transportable applications;
•
Custom BIOS to support a high number of connected PCIe I/O devices, well beyond what can be supported in off the shelf BIOS; and
•
Manufacturing and supply chain management.

This technology has now become a standard within the computer industry, our customers have used our adaptors to connect their custom input/output chassis and achieve performance equivalence as if the I/O was integrated into the server box. This gives designers and integrators a degree of flexibility and utility in architecting computer systems that is unprecedented. We have expanded our PCIe adaptor market in breadth and depth, including making adaptors for many OEM customers.

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

We have been a leader in PCIe acceleration through generations 1.0, 2.0, 3.0, 4.0 and 5.0. We delivered our initial PCIe Gen 5.0 products in 2022, well ahead of any of our direct competitors, and started shipping a full line of Gen 5.0 products throughout 2023. As PCIe evolves through generations 6.0 and beyond, we believe that we are uniquely positioned to continue our leadership role in this market. We currently offer what we believe to be the largest

PCIe acceleration product line, with chassis and backplanes that offer expansion from one to 64 slots. Due to its greater data throughput, lower latency and flexibility of design, we believe this is a growing market, and we intend to maintain our leadership role.

Additional Compute Products

Through Bressner, we provide small form factor IoT and high-performance industrial and panel PCs compute-platforms customizable to meet needs in commercial applications on the edge where space constraint is a fundamental consideration. We also provide ruggedized, mobile tablets and handhelds that meet the specialized requirement for devices deployed at the edge in a diverse set of environmental conditions for commercial and government applications.

Customers

We deliver the highest performance scalable products and solutions at the source of the data that enable AI/ML, sensor fusion, and sensor processing for global defense and commercial markets. We serve a global clientele consisting of multinational companies, governmental agencies, military contractors, military services, and leading technology providers. Some of our key customers are set forth below, illustrating the class of customers we pursue with our sales, product marketing and marketing communications efforts.

Raytheon – We work closely with many of the U.S. Government agencies and prime contractors to bring the latest technologies to mobile edge applications. Raytheon provides an excellent example of how we adapted high-performance computing elements used in air-conditioned datacenters to the rigorous environment encountered in a U.S. Navy aircraft. We worked closely with Raytheon to build a customized NVMe storage array, with drives installed in removable canisters for high-speed sensor data acquisition, encryption, and recording. This massive amount of mission data can then be easily off-loaded upon landing the aircraft and sent to the traditional government datacenter, which is a significant development given that satellite network links are too slow to handle transmitting that amount of data. To further enhance the data collected, we embarked on a second project with Raytheon to build a GPU accelerated “datacenter in the sky” system to enable mission data collected in the flash array to be analyzed and run through AI algorithms in real time while the mission was in process. This allowed the aircraft and crew to make real time decisions using the same level of processing power available in a ground-based system. Finally, we enhanced that “datacenter in the sky” with a 3-system cluster to provide large scale resources during missions and to carry out multiple AI tasks in real time. These applications are great examples of rugged edge products. We have continued to enhance and refresh the technology for this program while working on opportunities with other prime contractors, including other mobile applications such as video surveillance, video analytics and autonomous vehicles on land, in the sea and in the air. OSS is currently expanding its footprint within in the military market with multiple new engagements with other prime contractors and the DOD directly. Much of this activity addresses the needs of AI, sensor fusion, and autonomy required in the battlefield. Current applications include land vehicles, aircraft, drones, ships, and submersibles.

LIQID– LIQID is a market leader in composable infrastructure hardware and software solutions. Leveraging industry standard datacenter components to deliver a flexible, scalable architecture built from disaggregated resources. We provide optimized high performance computer solutions, expansion chassis and PCI Express interface cards that are used to address next-generation application in AI, IOT deployment, DevOps, cloud and edge computing, NVMe and GPU over fabric support.

Teledyne LeCroy - Teledyne LeCroy is a leading provider of test, validation and benchmarking test platforms to the storage and CXL memory device industry. We provide several PCI Express-based interface cards, PCI Express switches, NVME controllers, and host buss adaptors that are used in Teledyne’s test bed applications and end devices. We act as an extension to Teledyne’s engineering group, allowing Teledyne to complete their product roadmap in a timely and cost-effective manner.

Alcon – Alcon is a market leader in the production of computer assisted medical equipment. Bressner provides several rugged, purpose-built, high-performance workstations used in performing these AI assisted surgeries. Bressner works directly with Alcon engineers to co-design and assist in securing medical certifications for the products that doctors and patient trust for pinpoint accuracy and speed.

Torc Robotics –Torc Robotics, is a market leader in US truck manufacturing and is a subsidiary of Daimler, which manufactures globally. Daimler Technologies North America embraced a clear roadmap to level 4 autonomous trucking with planned deployments by the end of the decade. We provide the current Torc Robotics truck fleet with several OSS products, including multiple 3U SDS models for the autonomous driving functionality and our Centauri data logging system that provides high-speed sensor recording and fast data transport using our removable NVMe drive canister technology.

Sales and Marketing

Our sales and marketing efforts are focused on the identification, engagement, and closure of significant targeted opportunities within the AI Transportables market.

Sales (OSS)

Our OSS sales efforts consist of five main channels:

•
General Sales – OSS maintains a website, a web store and direct sales teams that sell directly to end-users, primarily in the U.S., Asia and Europe, Middle East and Africa (“EMEA”) regions. This includes e-commerce sales via typical web store functionality, outbound calling and direct interaction with customers and potential customers to provide standard and unique solutions that fit their needs. We are currently expanding our international sales efforts to address additional focus on Canada, and Oceania.
•
OEM Focused Sales – Our direct outside sales team, which consists of OSS employees as well as third-party manufacture representatives, is organized to best identify, target, and develop the top potential commercial OEM and government program customers in the datacenter class, rugged AI, compute and storage space. These OEM and government programs form the largest and fastest growing parts of our business. The OSS direct sales teams interface directly with new potential customers at their facilities, live events, and virtual industry tradeshows, and present standard solutions and/or proposals for customized solutions (if solid return on investment) to address such customers’ datacenter class, rugged AI needs at the edge.
•
Our Commercial Sales Team – Our commercial sales team focuses on OEM customers to whom we sell standard products, solutions or design and build customer specified systems based on OSS technology expertise that are branded with the OEM’s name and label. This includes target markets like autonomous semi-trucks, farming, medical and mining equipment deploying the latest technology. These companies, many of which are market leaders, then resell the products through their own sales channels. We actively seek this type of relationship, which is leveraged as a sales multiplier, allowing us to grow sales at a faster rate without adding as many dedicated sales resources. This tends to be a recurring sales model that lasts several years.
•
Our Government Sales Team – Our government sales team focuses on the large and growing portion of our business that provides products and systems to DOD programs, global Ministry of Defense (“MOD”) programs, government agencies, and national research laboratories. Our government sales team has the knowledge and expertise to identify major program opportunities in the emerging AI/ML, sensor processing, sensor fusion and autonomy markets, and to provide the extensive technical and business development processes to take these programs from concept to successful completion. This is a growing part of our business, one of our primary focuses, and provides a higher contribution of profit margin. Examples include compute and storage systems for aircraft, radar systems, command, control, intelligence, surveillance and reconnaissance platforms and mobile command centers.
•
Channels – We have dedicated sales resources that manage our worldwide network of resellers and distributors. We sell a large breadth of standard products through these channels, which allow us to achieve global customer touch without requiring a physical presence in all geographies. The master distributors in several countries have dedicated sales expertise to capture additional OEM business, with both Fortune 500 and second tier OEM firms extending our international footprint.

Sales (Bressner)

Our Bressner sales efforts consist of four main sales channels:

OEM Industrial PC products:

Our OEM industry-focused sales team plays a vital role in driving growth and market penetration. Comprised of passionate technical experts, they actively cultivate and develop strategic partnerships with major commercial players across diverse sectors, including industrial automation, automotive, medical, artificial intelligence, security and defense, and aerospace.

This dynamic team fosters close relationships with OEM-customers, engaging directly at their facilities, industry events, and tradeshows. By deeply understanding their unique needs and challenges, our team tailors existing solutions or custom offerings, ensuring a compelling return on investment (“ROI”) and empowering their success within their respective environments.

This customer-centric approach, combined with our focus on technical expertise and strategic partnerships, has been instrumental in propelling our market expansion and securing significant customer wins.

Looking ahead, we remain dedicated to strengthening existing partnerships and forging new ones across diverse industries. We believe that our continuous investment in recruiting and developing highly skilled technical experts, coupled with our focus on delivering tangible ROI, positions us for further success in establishing ourselves as a leading provider of customized solutions for the industrial IT landscape.

Modular IPC system integration:

Our expertise in modular system integration, driven by strategic partnerships and a diverse portfolio, unlocks sales growth in emerging markets like AI, automation, medical, automotive, smart cities, imaging and more. We achieve this by:

•
Offering cutting-edge modular product lines: Fan-less Embedded Box PCs, Panel PCs as well as Industrial Rack Mount Servers, focused on individual client requirements.
•
Precisely addressing client requirements: Ensuring ROI maximization and repeat business through tailored solutions.
•
Optimizing system integrations: Delivering cost-effective, performance-driven systems that boost sales through value propositions.

Driving ROI, Shaping the Future:

We invest in continuous portfolio expansion, strategic partnerships, and top talent recruitment to uphold technical expertise and anticipate market demands. We believe that this unwavering focus on ROI positions us for continued leadership in modular system integration, empowering diverse industries to realize operational excellence and drive sustainable sales growth in emerging markets.

VAD Distribution Sales – Empowering Innovation, Bridging Continents:

We surpass distribution as a leading value-added distributor (“VAD”) across Europe, propelling cutting-edge technology in networking, industrial IoT, and industrial flash memory. Strategic partnerships with top-tier suppliers fuel our pipeline, while our in-house expertise delivers solutions tailored to individual needs.

EMEA Sales – Local, Agile, Customer-Centric: The Heartbeat of Our EMEA Success

Our relentless pursuit of operational excellence for EMEA customers fuels our regional ascent. This translates into three unwavering commitments:

•
Building a Robust Local Presence - Bressner, our dedicated footprint in Europe, bridges the gap between understanding and action. We respond swiftly to customer needs with tailored solutions, thanks to the expertise of our highly skilled sales and engineering teams. Close collaboration ensures customers feel heard and supported throughout their journey.
•
Expanding Reach and Impact through Partnerships - We cultivate strong relationships with a network of resellers and distributors across EMEA, expanding our reach and guaranteeing seamless product delivery. Strategic master distributor partnerships unlock hidden potential within both Fortune 500 and smaller OEM firms, significantly amplifying our impact in the region.
•
Acting as the Responsive On-the-Ground Support Network - We stand beyond mere distribution, serving as the responsive on-the-ground support network for EMEA. Swift solutions, regardless of the size or complexity of the need, are our cornerstone. This dedication fosters trust and loyalty, solidifying our position as a reliable partner in the region.

Investing in the Future of EMEA Success:

We remain committed to:

•
Deeper Local Footprint - Expanding our direct presence in key EMEA markets forging, closer customer engagement and understanding.
•
Talent Acquisition & Retention - Attracting and retaining top sales and engineering talent in the EMEA to uphold our expertise and ensures exceptional service.
•
Strengthening Strategic Partnerships - Actively pursuing collaborations with leading distributors and resellers, further amplifying our reach and impact within the region.

Marketing Communications

Our marketing communications department is responsible for positioning OSS as an expert, thought leader, and visionary in the AI Transportables market. We generate expert content to support our market leading products, while also building cost effective brand/product awareness in several ways. We use traditional and non-traditional marketing communications, as well as partnerships and word of mouth, to convey the uniqueness and compelling value of our products and services. The AI Transportable market applications we target include AI inference applications in autonomous vehicles, medical equipment, commercial aerospace, defense/government, agriculture, and mining. Bressner also targets embedded industrial and IoT customers in the EMEA region. Among the many channels utilized are:

•
Trade Shows – OSS participates in several live and virtual tradeshows and events during the year to generate new relationships and foster existing relationships with customers and partners. These engagements allow us to showcase our standard and custom product expertise to our target customers. The target trade shows include AUSA (US Army), Sea, Air and Space (Navy/NASA), Advanced Driver Assistance Systems (autonomous vehicle), MOVE America (autonomous vehicle), AFCEA West (military), DSEI (international military), Supercomputing, AUVSI (autonomous vehicle) and Embedded World. We evaluate ROI and costs of each show on an annual basis; accordingly, participation may change from year to year.
•
Electronic Media – OSS uses various forms of electronic advertising media to market both the rugged edge products and capabilities of the Company. Electronic media includes internal direct email campaigns, such as monthly newsletters and various press releases for new products, technology developments, partnerships and significant application design wins. In addition, we use media companies relevant to our target markets to disseminate information about the Company to a larger set of potential customers. The format of the electronic advertising varies, but includes a common focus on content advertising demonstrating our market expertise with a secondary focus on brand awareness. The various electronic media formats that we utilize include, but are not limited to, search engine ads and keyword campaigns, digital ads, display ads, datasheet emails, customer use cases, e-newsletters, and text ads. Our web site is key at leveraging our leadership content, positioning, and search engine optimization (“SEO”) capabilities. We periodically update our website to capture new products, as well as align with new applications and emerging markets.
•
Social Media – OSS regularly uses Facebook, LinkedIn, and Twitter to instantly alert the Company’s followers to new events, products, services, and customer stories.
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

Competition

Our core business is to provide specialized high-performance edge AI computing platforms to OEMs who incorporate these products into their complete solutions, which they then sell to end users in the datacenter class, rugged AI compute and storage markets. By contrast, competitors in the AI hardware market space typically provide solutions designed to meet either high performance non-rugged or low performance highly rugged applications. Although a fragmented market, there are a number of categories of potential competitors of our products.

Customer in-house design resources

Many of our larger target OEM customers have in-house engineering design resources, which could be used as an alternative to engaging with us. Examples of current OSS customers who have significant in-house resources include National Instruments, Raytheon, and Lockheed Martin. This potential competition is mitigated by the technical specialization that we have, especially in high-end and large-scale PCI Express switch fabrics and PCI Express acceleration capabilities where the option to “buy” provides a better return to “make” in an internal make/buy decision. OEMs can invest their in-house resources on value-add capabilities within their specific vertical market and outsource these horizontal technology capabilities to us. We have also developed a trusted partner relationship with many of these OEMs and have established a market reputation for technical expertise and a responsive and cost-effective engagement model. We win when our customers realize that together we can produce better products faster, and more cost-effectively than they can by themselves. This has proven to be particularly evident when customers require state-of-the-art products that are constructed of commercially available parts but need to be deployed in harsh mobile environments. This has resulted in several program wins that demonstrate our flexibility and how we can work closely with large OEM and government customers. Interestingly, it appears that when these large companies cut back on their workforce or have limited funding, such events tend to bolster our position, as we may become these companies’ only option to get their desired product or service deployed within a reasonable period.

Major Tier 1 & 2 Mainstream Computer, GPU and Storage Vendors

These vendors offer mainstream high-performance computing platforms, including servers and storage systems that can address some applications at the edge in our target markets. Typically, they do not, however, offer the enhanced value platforms or customization capabilities that we specialize in to meet unique form factor, power, ruggedization or scale out requirements sought by OEM customers. Generally, these vendors focus on the large, air-conditioned datacenters and compete with such vendors based on price/volume, as differentiation is challenging. Our strategy is specifically designed to avoid head-to-head competition in this part of the market with this class of vendors. In some scenarios, we can provide a complementary specialized component or building block, which interfaces with one of these vendors’ mainstream products. Examples of companies in this space include NVIDIA, HP, Dell/EMC, IBM, SuperMicro, Pure Storage, and NetApp.

Vertical High Performance Compute Vendors – Military/Aerospace

In certain vertical markets, there are competitors who focus primarily on the HPC military and aerospace markets. These vendors often provide complete solutions, including both hardware and software, and some specialization in terms of form factor and ruggedization. In these markets, we provide unique capability in terms of scaling of PCI Express components over cable (copper and fiber) that can address unique requirements of specific military or government programs. Many of these competitors use older technologies or low power processors and components in these more challenging environments. We are able to differentiate ourselves from such competitors due to the fact that we deploy the latest high-performance technology, which enables us to provide superior products to potential customers in this space. We have also established good relationships with prime contractors and governmental agencies (Raytheon, Sierra Nevada, Lockheed, Boeing, NASA, ONR, L3 and others), which can be important influencers or decision makers on technology selection. Competitors in this space include companies such as Mercury, Crystal, Curtiss Wright, Kontron, Trenton, Core Systems and Systel. In the past, we have been able to offer the latest and differentiated technology to the rugged edge, which is normally only deployed in commercial applications, well before our competitors.

Manufacturing and Operations

Currently, OSS is certified under AS9100, and Bressner is certified under ISO 9001-2015 for “design, manufacture, and supply of industrial computers.” This means we have demonstrated our ability to consistently provide products that meet both customer requirements and applicable government regulations or statutory requirements. AS9100 is the pinnacle of quality management systems recognized by government and aerospace companies world-wide. It also indicates that we have programs and processes in place to ensure a high level of customer satisfaction, as well as continuous improvement and risk mitigation programs that ensure we get better over time.

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

We are dedicated to quality and customer satisfaction. Our continuous improvement efforts require us to review products, services, and processes with the idea that minor changes can lead to greater outcomes for our customers. Although we serve the high-end of the rugged edge computing space, we are constantly leveraging lean principles to become more efficient and drive down costs while driving up margins and quality.

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

Intellectual Property

Our primary intellectual property value emanates from the more than 600 individual design projects that we have undertaken over the decades since our founding, experience, and know how, in addition to trade secrets and copyrights.

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

Markets, Seasonality, and Major Customers

Our products and services serve a global clientele consisting of multinational companies, governmental agencies, military contractors, and leading technology providers. Based on market experience, it appears there are seasonality factors with deliveries decreasing from December through February each year. For Bressner, this is likely a result of Asia’s holiday season, whereas for OSS in the US, we believe that this is the result of varied government and commercial customer appropriation cycles and the timing of budgets.

For the years ended December 31, 2023 and 2022, an aggregate of 25.4% and 37.4% of our total consolidated revenues, respectively, were attributable to three customers (disguise, Raytheon and the Navy). As discussed elsewhere in this Annual Report, the Company has terminated its relationship with disguise as a result of their investment in cloud technology and drive towards less intelligent ruggedized compute, and they will not be a significant customer of the Company going forward. A loss or decline in the business with either of the other two customers would likely have an adverse impact on our business, financial condition, and results of operation.

For the years ended December 31, 2023 and 2022, Bressner did not have any customers that accounted for 10% or more of our total consolidated revenues.

We typically sell our products pursuant to contract supply agreements or purchase orders.

Materials and Suppliers

Although most components essential to our business are generally available from multiple sources, we believe that a loss or limited availability of certain component suppliers and manufacturing vendors could have a material adverse effect upon our business and financial condition.

Prior to 2021, we did not experience significant delays in the supply or availability of our key materials or components provided by our suppliers, nor did we experience a significant price increase for materials or components. However, in 2021, the worldwide supply shortage created many challenges, resulting in the need for our team to implement different strategies and analyze how we allocate resources. In 2022 and 2023, we continued to experience unavailability of certain critical products and some limited supplies, protracted delivery dates for components, increasing product costs, and changes in minimum order quantities, which creates limitations on our ability to secure product. Shortages have ranged from semiconductors to packing materials for shipping. Additionally, products that are in the “work-in-process” stage and the inventory of finished goods have increased due to timing and availability of certain componentry necessary to complete our products. We have worked with suppliers and customers to provide multiple options, including the alternative sourcing of similar products. We use our best efforts to manage the business carefully to minimize any material impact to financial performance. For more information, see the section titled, “Risk Factors” found in Part I, Item1A, of this Annual Report.

Human Capital Resources, Employees, and Personnel

We believe that our future success will depend, in part, on our ability to continue to attract, hire, and retain qualified personnel. To achieve this objective, we strive to provide competitive compensation, benefits, equity participation, and a success driven work environment.

As of December 31, 2023, we had approximately 106 employees, of which 96 were full-time and 10 were part-time employees; 70 of our employees were domestic and 36 were international. Our employees include highly skilled engineers, technicians, assemblers, and support staff. Despite recent staffing challenges that have plagued the industry that we operate in, which have generally resulted in greater turnover throughout the industry, we are proud of the low voluntary turnover rate of our personnel to date, as we endeavor to continue to challenge our team and encourage input and creative thinking by all. Our management team strives to provide transparency to our employees through regular meetings designed to update employees on current metric driven results and future expectations. None of our employees are covered by a collective bargaining agreement or represented by a labor union. We consider our relationship with our employees to be strong.

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

We believe that our operations are in compliance with all material applicable laws and regulations and that we hold all necessary permits to operate our business in each jurisdiction in which our facilities are located. Our worldwide business activities are subject to various laws, rules, and regulations of the United States as well as of foreign governments.

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

Recent Developments

Management and Board Changes

In the first quarter of 2023, we implemented certain internal organizational changes to align our US-based operations with, and to further support and accelerate, our strategy to focus on the AI Transportables industry and our defense business in particular. In furtherance of this strategy and our goals, during 2023 we took various steps to strengthen our management team and board of directors with individuals who have deep experience and high-level contacts in the defense sector, as discussed below.

In June 2023, David Raun stepped down as the Company’s president and chief executive officer, and we hired Michael Knowles to fill such roles. Mr. Knowles has significant defense industry experience, as well as strong connections within the military space. In addition, in July 2023, we hired Robert Kalebaugh, who also has significant defense industry experience, as vice president of sales. Their combined experience and market reach has been leveraged to increase our global pipeline and to establish OSS as a formidable player in the defense market.

In addition, we made significant changes to the profile of our board of directors in 2023. Effective September 30, 2023, Jack Harrison and Sita Lowman tendered their resignations from our board of directors and the relevant committees thereof, and Michael Knowles, our chief executive officer and president, and retired Vice Admiral Michael Dumont, a former member of our strategic advisory board, were appointed as directors of the Company, to fill the two vacant board seats created by the resignations. These changes were part of the first phase of our plan to reprofile our board of directors to further align with our focus on AI Transportables and our military business.

In November 2023, our board of directors unanimously adopted resolutions to temporarily increase the size of the board from seven members to nine members, and to subsequently decrease the size of the board back down to seven members, effective as of the Company’s 2024 annual meeting of stockholders (the “2024 Annual Meeting”). The board also appointed Joseph Manko and Mitchell Herbets as directors of the Company, to fill the vacancies created by the board expansions implemented in November 2023. Mr. Manko serves as a managing member and senior principal at Horton Capital Management, LLC, a significant shareholder of the Company, and has significant public company board and corporate governance experience. Mr. Herbets has extensive strategic and technical experience as an executive serving the technology and defense industries, as well as public and private company board experience. These combined efforts to reprofile the board in 2023 have advanced the Company's strategic efforts to grow our business in the rugged edge computing market and in supporting our overall focus on governance, capital markets and organizational growth and execution.

As noted above, the size of our board of directors will be decreased back down to seven members in connection with our 2024 Annual Meeting. The seven person slate to be presented to our shareholders for election at the 2024 Annual Meeting will be determined by the full board prior to filing our proxy statement for the 2024 Annual Meeting with the SEC.

Other Changes and Developments

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

Additionally, as discussed elsewhere in this Annual Report, in 2023 we completed and fulfilled our orders associated with our previous long-term media and entertainment customer, and do not anticipate business from them in the future. This resulted from an acceleration in such customer’s investment in cloud technology and a drive towards less intelligent compute capability at the edge to reduce the costs of their componentry. This is particularly true of their virtual products, which do not require the same level of ruggedization, as this system is not typically operated in harsh environments and for which software is being developed to provide a real-time cloud solution. This customer’s transition to cloud solutions had a negative impact on our results of operations for the year ended December 31, 2023.

With our shifted focus to the development and sale of AI Transportables, we have significantly increased our efforts to penetrate the military and defense sectors in particular. With the recent hiring of a new president and chief executive officer and new vice president of sales, both with extensive experience in contracting in the defense industry, we have further increased our emphasis and focus on the pursuit of revenue opportunities with major defense contractors and the military.

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
•
Cybersecurity risks and cyber incidents, as well as other significant disruptions of our information technology networks and related systems and resources, could adversely affect our business, disrupt operations and expose us to significant liabilities.
•
Changes in U.S. government priorities and/or delays or reductions in defense spending could negatively impact our financial position, results of operations, liquidity and overall business.
•
Changing procurement policies could adversely affect our business and financial results.
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
•
Claims by others that we, our channel partners or our end-customers infringe their intellectual property or trade secret rights could harm our business, including as a result of our contractual indemnification obligations to certain channel partners and end customers.
•
Privacy concerns relating to our products and services could damage our reputation, deter current and potential users from using our products and services, result in liability, or result in legal or regulatory proceedings.
•
Our international operations, and in particular Bressner's operations in Germany, subject us to a variety of risks and challenges.
•
New regulations or standards or changes in existing regulations or standards, in the United States or internationally related to our suppliers’ products may result in unanticipated costs or liabilities, and could place additional burdens on the operations of our business.
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
•
We are a “smaller reporting company” and we cannot be certain if the reduced disclosure requirements applicable to smaller reporting companies will make our common stock less attractive to investors.

Risks Related to Our Business and Industry

Business disruptions could harm our business, lead to a decline in revenues and increase our costs.

Our worldwide operations could be disrupted by earthquakes, telecommunications failures, power or water shortages, outages at cloud service providers, tsunamis, floods, hurricanes, typhoons, fires, extreme weather conditions, cyber-attacks, terrorist attacks, war or military conflicts (such as the ongoing military conflict between Russia and Ukraine and the more recent conflict between Israel and Hamas), medical epidemics or pandemics and other natural or man-made disasters, catastrophic events or climate change. The occurrence of any of these disruptions could harm our business and result in significant losses, a decline in revenue and an increase in our costs and expenses. Any of these business disruptions could require substantial expenditures and recovery time in order to fully resume operations.

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

Catastrophic events can also have an impact on third-party vendors who provide us with critical infrastructure services for IT and research and development systems and personnel. In addition, geopolitical and domestic political developments, such as existing and potential trade wars, political or social unrest, military conflicts, elections and post-election developments, and other events beyond our control, can increase levels of political and economic unpredictability globally and increase the volatility of global financial markets. Political instability or adverse political developments in or around any of the major countries in which we do business could also harm our business, financial condition, and results of operations. The ultimate impact on us, our third-party vendors and other suppliers and our general infrastructure of being located near major earthquake faults and being consolidated in certain geographical areas is unknown. In the event a major earthquake or other disaster or catastrophic event affects us or the third-party systems on which we rely, our business could be harmed as a result of declines in revenue, increases in expenses, substantial expenditures and time spent to fully resume operations. All of these risks and conditions could materially adversely affect our future sales and operating results.

We are currently operating in a period of economic uncertainty and capital markets disruption, which has been significantly impacted by geopolitical instability. Our business, financial condition and results of operations could be materially adversely affected by any negative impact on the global economy and capital markets resulting from the military conflicts or any other geopolitical tensions.

U.S. and global markets are experiencing volatility and disruption following the escalation of geopolitical tensions, including as a result of the continuing military conflict between Russia and Ukraine and the more recent conflict between Israel and Hamas. Recently, international relations between the U.S. and Russia, certain Middle Eastern nations as well as certain other countries, has been strained, and they may continue to deteriorate further. Although the length and impact of the ongoing military conflicts are highly unpredictable, the conflicts in Ukraine and Israel/Palestine could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions. We are continuing to monitor the situation in Ukraine, Israel/Palestine and globally and assessing its potential impact on our business.

Additionally, the ongoing conflict in Ukraine has led to sanctions and other penalties being levied by the United States, European Union and other countries against Russia. Additional potential sanctions and penalties have also been proposed and/or threatened. Russian military actions and the resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets, potentially making it more difficult for us to obtain additional funds.

Although our business has not been materially impacted by the ongoing military conflict between Russian and Ukraine, Israel and Hamas or other geopolitical instability to date, it is impossible to predict the extent to which our operations, or those of our suppliers and manufacturers, will be impacted in the short and long term, or the ways in which the conflict may impact our business. The extent and duration of the military action, sanctions and resulting market disruptions are impossible to predict, but could be substantial. Any such disruptions may also magnify the impact of other risks described in this Annual Report.

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

Inflation has the potential to adversely affect our liquidity, business, financial condition and results of operations by increasing our overall cost structure, particularly if we are unable to achieve commensurate increases in the prices we charge our customers. The United States and Germany both experienced high rates of inflation in the year ended December 31, 2023. The existence of inflation in the domestic and global economies has resulted in, and may continue to result in, higher interest rates and capital costs, shipping costs, supply shortages, increased costs of labor, weakening exchange rates and other similar effects. As a result of inflation, we have experienced and may continue to experience, cost increases. If inflation continues to increase in the U.S. and/or Germany for a prolonged period of time, or the rate of inflation in our markets were to increase, or if a global recession were to occur, our expenses could increase substantially. Although we may take measures to mitigate the impact of this inflation, if these measures are not effective our business, financial condition, results of operations and liquidity could be materially adversely affected. Even if such measures are effective, there could be a difference between the timing of when these beneficial actions impact our results of operations and when the cost inflation is incurred.

The market for our products is developing and may not develop as we expect.

The market for cutting-edge, high-performance computing products is characterized by rapid advances in technologies. We believe our future success will depend in large part on our ability to develop products, new business initiatives and create innovative and custom designs for our customers. The growth of server clusters, specialized or high-performance applications, and hosted software solutions which require fast and efficient data processing, is crucial to our success. It is difficult to predict the development of the demand for high-performance computing, supercomputers, and related hardware solutions, the size and growth rate for this market, the entry of competitive products, or the success of existing competitive products. Any expansion in our market depends on several factors, including the demand, cost, performance, and perceived value associated with our products. If our products are not adopted or there is a reduction in demand for our products caused by a lack of customer acceptance, a slowdown in demand for computational power, an overabundance of unused computational power, technological challenges, competing technologies and products, decreases in corporate spending, weakening economic conditions, or otherwise, it could result in reduced customer orders, early order cancellations, the loss of customers, or decreased sales, any of which would adversely affect our business, operating results, and financial condition.

Our operating results may fluctuate significantly, which makes our future operating results difficult to predict and could cause our operating results to fall below expectations or our guidance.

Our quarterly and annual operating results have fluctuated in the past and may fluctuate significantly in the future, which makes it difficult for us to predict our future operating results. The timing and size of sales of our products are variable and difficult to predict and can result in fluctuations in our net sales from period to period. This has been particularly challenging for us in connection with our recent transition to focus more heavily on the military and defense markets, as the sales cycles in this space tend to be longer and subject to additional variables that are outside of our control. In addition, our budgeted expense levels depend in part on our expectation of future sales. Any substantial adjustment to expenses to account for lower levels of sales is difficult and takes time, thus we may not be able to reduce our costs sufficiently to compensate for a shortfall in net sales, and even a small shortfall in net sales could disproportionately and adversely affect our operating margin and operating results for a given quarter.

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

Large computer hardware and equipment manufacturers and suppliers have traditionally designed, produced, and sold general purpose servers, and storage arrays and related products and equipment. Our customers supplement these general-purpose systems by purchasing our specialized or customized systems or supplemental products, which improve the speed, efficiency, or performance of such systems. If the speed, efficiency, or computational power of such general purpose systems increases such that supplemental or specialized products become unnecessary, or the cost of such general purpose systems declines such that it is more cost effective for prospective customers to add general-purpose equipment rather than specialized or supplemental equipment, we could experience a significant decline in demand for the products which may significantly harm to our business, operating results and financial condition.

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

Changes in U.S. government priorities and/or delays or reductions in defense spending could negatively impact our financial position, results of operations, liquidity and overall business.

We expect that sales to prime contractors and U.S. governmental entities will constitute an increasingly significant portion of our future sales. We expect that our U.S. government revenues will largely result from contracts awarded under various U.S. government programs, primarily defense-related programs with the DOD, and other departments and agencies. Changes in U.S. government priorities and/or delays or reductions in defense spending for various reasons, including as a result of potential changes in policy, administration, or budgetary positions, priorities, and protracted lead times could negatively impact our results of operations, financial condition and liquidity. The sale of our products to such defense customers are subject to U.S. government priorities, policies, budget decisions and appropriation processes, which are driven by numerous factors that are out of our control, including U.S. domestic and broader geopolitical events, macroeconomic conditions, and the ability of the U.S. government to enact relevant legislation.

In recent years, U.S. government appropriations have been affected by larger U.S. government budgetary issues and related legislation, and the U.S. government has been unable to complete its budget process before the end of its fiscal year, resulting in both governmental shutdowns and continuing resolutions providing only enough funds for U.S. government agencies to continue operating at prior-year levels. If appropriations are delayed or a government shutdown were to occur and continue for an extended period of time, we could be at risk of reduced orders, program cancellations and other disruptions and nonpayment. When the U.S. Government operates under a continuing resolution, new contract and program starts are restricted and funding for our programs may be unavailable, reduced or delayed. Additionally, changes in the DOD’s funding priorities also could reduce opportunities in our existing or future programs or initiatives where we have made investments.

Our contracts with the U.S. government are conditioned upon the continuing availability of Congressional appropriations. Congress usually appropriates funds on a fiscal year basis, even though contract performance may extend over many years. Consequently, contracts are often partially funded initially, and additional funds are committed only as Congress makes further appropriations over time. To the extent we incur costs in excess of funds obligated on a contract or in advance of a contract award or contract definitization, we are at risk of not being reimbursed for those costs unless and until additional funds are obligated under the contract or the contract is successfully awarded, definitized and funded, which could adversely affect our results of operations, financial condition and cash flows.

As a result of the foregoing, U.S. government defense spending levels are subject to a wide range of outcomes and are difficult to predict beyond the near-term due to numerous factors, including the external threat environment, future governmental priorities and the state of governmental finances. Significant changes in U.S. government defense spending or changes in U.S. government priorities, policies and requirements could have a material adverse effect on our current business strategy and results of operations, financial condition and liquidity.

To the extent that we contract with the U.S. Government, we are subject to certain procurement laws and regulations, including those that enable the U.S. Government to terminate contracts for convenience.

To the extent that we contract with the U.S. Government, we must comply with laws and regulations relating to the award, administration and performance of U.S. Government contracts. Government contract laws and regulations affect how we do business with certain of our customers and impose certain risks and costs on our business. A violation of these laws and regulations by us, our employees, others working on our behalf, a supplier or a joint venture partner could harm our reputation and result in the imposition of fines and penalties, the termination of our contracts, suspension or debarment from bidding on or being awarded contracts, loss of our ability to export products or perform services and civil or criminal investigations or proceedings. Also, elements of certain of contracts and/or programs are classified by the U.S. Government, which imposes security requirements that limit our ability to discuss our performance on these contracts and programs, including any specific risks, disputes and claims.

The U.S. Government may terminate any of our government contracts at its convenience or for default based on our performance, either of which could adversely affect our business and financial performance. Generally, prime contractors have similar termination rights under subcontracts related to government contracts. If a contract is terminated for convenience, we generally are protected by provisions covering reimbursement for costs incurred on the contract and profit on those costs. However, to the extent insufficient funds have been appropriated by the U.S. Government to cover our costs upon a termination for convenience, the U.S. Government may assert that it is not required to appropriate additional funding. Additionally, the U.S. Government could terminate a prime contract under which we are a subcontractor, notwithstanding the fact that our performance and/or the quality of the products or services we delivered were consistent with our contractual obligations as a subcontractor.

Changing procurement policies could adversely affect our business and financial results.

The U.S. Government has increasingly relied on competitive contract award types, including indefinite-delivery, indefinite-quantity and other multi-award contracts, which have the potential to create pricing pressure and to increase our costs by requiring us to submit multiple bids and proposals when targeting them for sales. Multi-award contracts require us to make sustained efforts to obtain task orders under the contract. Additionally, procurements that do not evaluate whether the cost assumptions in the bids are realistic can lead to bidders taking aggressive pricing positions, which could result in the winner realizing a loss upon contract award or an increased risk of lower margins or realizing a loss over the term of the contract. Competitors may be willing to accept more risk or lower profitability in competing for contracts than we are.

U.S. Government procurement policies and procedures, and the application thereof, change on a regular basis and such changes could adversely affect our ability to win new business or maintain or increase profitability. For example, an increase in the use of contract structures that shift risk to the contractor, such as fixed-price development contracts and incentive-based fee arrangements, or the U.S. Government using different award fee criteria than historically used could adversely affect our profits or make it more difficult to win new contracts.

Changes in regulations or interpretations of what constitute allowable costs under our government contracts could adversely impact our profitability, and changes in contract financing policy for fixed-price contracts, such as changes in performance and progress payments policies, could significantly affect the timing of our cash flows.

If we are unable to manage our growth and expand our operations successfully, our business and operating results will be harmed, and our reputation may be damaged.

We have expanded our operations significantly since inception and anticipate that further significant expansion will be required to achieve our business objectives. The growth and expansion of our business and product offerings, as well as the need for innovation in order to maintain our competitive advantage, places a continuous and significant strain on our management, operational and financial resources. Any such future growth or change in focus or strategy would also add complexity to and require effective coordination throughout our organization. To manage any future growth effectively, we must continue to innovate and improve and expand our information technology and financial infrastructure, our operating and administrative systems and controls, and our ability to manage headcount, capital, and processes in an efficient manner. We may not be able to successfully implement improvements to these systems and processes in a timely or efficient manner, which could result in additional operating inefficiencies and could cause our costs to increase more than planned. If we do increase our operating expenses in anticipation of the growth of our business and this growth does not meet our expectations, our operating results may be negatively impacted. If we are unable to manage future expansion, our ability to provide high quality products and services could be harmed, which could damage our reputation and brand, and may have a material adverse effect on our business, operating results and financial condition.

A limited number of customers represent a significant portion of our sales. If we were to lose any of these customers, our sales could decrease significantly.

In the years ended December 31, 2023 and 2022, approximately 53.8% and 37.4%, respectively, of net OSS sales were attributable to three customers, including disguise, Raytheon and the Navy. In the years ended December 31, 2023 and 2022, Bressner did not have any customers that accounted for 10% or more of Bressner’s revenues for such periods. In addition, a few products comprise a significant amount of our sales, and the discontinuation, modification, or obsolescence of such products could materially and adversely affect our sales and results of operations.

As discussed elsewhere in this Annual Report, the Company has now completed and fulfilled all of its orders associated with its former long-term media and entertainment customer, disguise, and does not anticipate further business from this customer in the future. This resulted from an acceleration in such customer’s investment in cloud technology and a drive towards less intelligent compute capability at the edge to reduce the costs of their componentry. This customer’s transition to cloud solutions had a negative impact on the Company’s results of operations for the year ended December 31, 2023. Loss of other significant customers in the future could materially harm the Company’s business, financial position and/or results of operations.

We rely on a limited number of parts suppliers to support our manufacturing and design processes.

We rely on a limited number of suppliers to provide us with the necessary devices, parts, and systems to allow us to build, design and manufacture our products, and the failure to manage our relationships with these parties successfully, or disruptions to our suppliers’ businesses caused by supply chain constraints, inflation, human capital issues, and/or other factors, could adversely affect our ability to market and sell our products. In the years ended December 31, 2023 and 2022, suppliers for which purchases represent greater than 10% of our total parts purchases accounted for approximately 37% and 25% of materials purchased, respectively. This concentration is with two suppliers, Concisys Inc. and Digi International Inc.

Although we do believe we could locate additional suppliers to fulfill our needs in the event that our relationship with Concisys Inc., Digi International Inc. or any of our other suppliers terminated or they are unable to fulfill our manufacturing needs, any significant change in our relationship with these suppliers could have a material adverse effect on our business, operating results, and financial condition unless and until we are able to find suitable replacements. We make substantially all of our purchases from our contract suppliers on a purchase order basis. Our suppliers are not required to supply our raw materials for any specific period or in any specific quantity or price.

Global pandemics or other disasters or public health concerns in regions of the world where we have operations or source material or sell products, such as outbreaks of COVID-19 or H1N1 flu, could result in the disruption of our business. These or any governmental developments or health concerns in countries in which we operate could result in social, economic, or labor instability. Any disruption resulting from these or similar events could cause significant delays in shipments of our products until we are able to resume normalized operations, and this could have a material negative impact on our results of operations and cash flows. Although the COVID 19 pandemic has subsided we are continuing to experience unavailability of certain products and limited supplies, protracted delivery dates for componentry, increasing product costs, and changes in minimum order quantities to secure product.

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

Our products are complex and may contain defects or security vulnerabilities, or experience failures or unsatisfactory performance due to any number of issues in design, fabrication, packaging, materials and/or use within a system. These risks may increase as our products are introduced into new devices, markets, technologies and applications, or as new versions are released. Some errors in our products or services may only be discovered after a product or service has been shipped or used by customers or the end users of such product. Undiscovered vulnerabilities in our products or services could expose our customers or end users, including the U.S. Government and military, to hackers or other unscrupulous third parties who develop and deploy viruses, worms and other malicious software programs that could attack our products or services. Failure of our products to perform to specifications, or other product defects, could lead to substantial damage to the products we sell directly to customers, the end product in which our device has been integrated by OEMs and to the user of such end product. Any such defect may cause us to incur significant warranty, support and repair or replacement costs, write off the value of related inventory, cause us to lose customers and/or market share, and divert the attention of our personnel from our product development efforts to find and correct the issue. In addition, an error or defect in new products or releases or related software drivers after commencement of commercial shipments could result in failure to achieve market acceptance or loss of design wins, harm our relationships with customers and partners and harm consumers’ perceptions of our brand. Also, we may be required to reimburse our customers, partners or consumers, including costs to repair or replace products in the field. A product recall, including a recall due to a bug in our products, or a significant number of product returns could be expensive, damage our reputation, harm our ability to attract new customers or maintain our current customers, result in the shifting of business to our competitors and/or result in litigation against us, such as product liability suits. If a product liability claim is brought against us, the cost of defending the claim could be significant and would divert the efforts of our technical and management personnel, and harm our business. Further, our business liability insurance may be inadequate or future coverage may be unavailable on acceptable terms, which could adversely impact our financial results.

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

Navigating the demand, supply, and operational challenges associated with lingering effects of the coronavirus (COVID-19) pandemic and other macroeconomic factors unsuccessfully may affect our financial condition and results of operations.

Although many of the effects of the COVID-19 pandemic that most severely impacted our business have now significantly subsided, the COVID-19 pandemic has increased economic and demand uncertainty. Supply chain disruptions, resulting from factors such as the COVID-19 pandemic, inflation, labor supply, shipping container shortages and other macroeconomic factors, have impacted, and may continue to impact, us and our customers, vendors, and suppliers. These disruptions have resulted in longer lead times and, increased product costs and shipping expenses. It is not currently possible to predict how long it will take for these supply chain disruptions to cease. The Company has experienced protracted timelines and shortages for delivery of our products as a result of such supply chain disruptions.

The extent of the lingering impacts of the COVID-19 pandemic, global instability and other microeconomic factors on our operational and financial performance, including our ability to execute our business strategies and initiatives in the expected time frame, will depend on future developments, including, but not limited to, the duration, timing and severity of the impact on customer spending, including any recession in the U.S. or elsewhere in the world, all of which are uncertain and cannot be predicted. A recession or financial market correction could impact overall technology spending, adversely affecting demand for our products, our business and the value of our common stock. Additionally, an extended period of global supply chain and economic disruption could have a material negative impact on our business, results of operations, access to sources of liquidity and financial condition, though the full extent and duration is uncertain.

If we cannot retain, attract, and motivate key personnel, we may be unable to effectively implement our business plan.

Our success depends in large part upon our ability to retain, attract and motivate highly skilled management, development, marketing, sales, and service personnel. The loss of, and failure to replace, key technical management and personnel could adversely affect multiple development efforts.

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

Recruitment and retention of senior management and skilled technical, sales and other personnel is very competitive, and we may not be successful in either attracting or retaining such personnel. As part of our strategy to attract and retain key personnel, provided that we have equity available to grant, we may offer equity compensation through grants of stock options, restricted stock awards or restricted stock units. We do not currently have availability to grant significant awards under our equity inventive plan; unless and until our shareholders approve an amendment to our equity incentive plan, this may make it difficult to properly incentivize and retain our key employees. Although we may issue equity awards outside of our shareholder approved equity incentive plan to potential employees, they may not perceive our equity incentives as attractive enough. In addition, due to the intense competition for qualified employees, we may be required to, and have had to, increase the level of compensation paid to existing and new employees, which could and has materially increase our operating expenses.

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

Our ability to compete effectively is dependent in part upon our ability to protect our proprietary technology, including our proprietary software, designs and know-how. We rely on trademarks, trade secret laws, confidentiality procedures and licensing arrangements to protect our intellectual property rights. There can be no assurance these protections will be available in all cases or will be adequate to prevent our competitors from copying, reverse engineering or otherwise obtaining and using our technology, proprietary rights or products. For example, the laws of certain countries in which our products are manufactured or licensed do not protect our proprietary rights to the same extent as the laws of the United States. In addition, third parties may seek to challenge, invalidate, or circumvent our trademarks, copyrights and trade secrets, or applications for any of the foregoing. There can be no assurance that our competitors will not independently develop technologies that are substantially equivalent or superior to our technology or design around our proprietary rights. In each case, our ability to compete could be significantly impaired.

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

If our cybersecurity measures are breached or unauthorized access to private or proprietary data is otherwise obtained, our proprietary designs could be stolen. Because we hold many of these designs in digital form on our servers, there exists an inherent risk that an unauthorized third party could conduct a cybersecurity breach resulting in the theft of our proprietary information. While we have taken steps to protect our proprietary information, because techniques used to obtain unauthorized access or sabotage systems change frequently and generally are not identified until they are launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. Any or all of these issues could negatively impact our competitive edge and our ability to obtain new customers thereby adversely affecting our financial results.

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

Risks Related to Our International Operations

Our international sales and operations, and in particular Bressner's operations in Germany, subject us to additional risks that can adversely effect our operating results and financial condition.

During the year ended December 31, 2023, we derived as significant portion of our consolidated revenues from international sales and operations. Our international operations subject us to a variety of risks and challenges, including, without limitation, exposure to fluctuations in foreign currency exchange rates; inflationary pressures and the possibility of recession; increased management, travel, infrastructure and legal compliance costs associated with having international operations; reliance on channel partners; increased financial accounting and reporting burdens and complexities; compliance with foreign laws and regulations, which are subject to change; compliance with U.S. laws and regulations for foreign operations; conflicts between U.S. laws and regulations and foreign laws and regulations; import and export licensing requirements; and reduced protection for intellectual property rights in some countries and practical difficulties of enforcing rights abroad. The impact of macroeconomic declines and higher interest rates has been particularly apparent in Germany, which accounted for 53% of the Company’s sales (through Bressner) in the year ended December 31, 2023. Germany was in a recession for most of 2023, largely due to persistent high inflation and falling household spending. Continued inflation, volatility or recessionary risks in Germany or other countries that we operate of sell our products in could adversely affect or business and results of operations.

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

Our directors, executive officers and significant stockholders have substantial control over the Company and could delay or prevent a change in corporate control. Our directors, executive officers, and holders of more than 5% of our common stock, together with their affiliates, beneficially own, in the aggregate, 42.4% of our outstanding common stock, based on the number of shares outstanding as of March 8, 2024. As a result, these stockholders, acting together, would have the ability to exert significant control over the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, would have the ability to exert significant control the management and affairs of the Company. Accordingly, this concentration of ownership might adversely affect the market price of our common stock by:

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

The market price of shares of our common stock could decline as a result of substantial equity issuances and/or sales of our common stock, particularly sales by our directors, executive officers and significant stockholders, a large number of shares of our common stock becoming available for sale, or the perception in the market that holders of a large number of shares intend to sell their shares. As of March 8, 2024, we have 20,700,435 shares of our common stock outstanding. We may issue or sell a significant number of shares of our common stock or other securities to raise capital in the future or in connection with a strategic transaction, which would result in significant dilution to our current shareholders. Additionally, historically, a significant portion of the compensation that we pay to our executive officers, employees and directors has been in the form of equity awards. We believe that this structure incentivizes such individuals to both join and remain with the Company, and also serves to further the growth, development and financial success of the Company by providing a means by which such persons can personally benefit through the ownership of capital stock of the Company. However, the issuance of securities to our executive officers, employees and directors also results in dilution to our current shareholders, and substantial sales of such securities could cause the market price of our securities to decline and/or could depress the growth of the market price of our securities.

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

Additional funding may not be available to us on acceptable terms, or at all. If we raise funds by issuing equity securities, dilution to our stockholders could result. Any equity securities issued also may provide for rights, preferences, or privileges senior to those of holders of our common stock. The terms of debt securities issued, or borrowings could impose significant restrictions on our operations. The incurrence of indebtedness or the issuance of certain equity securities could result in increased fixed payment obligations and could also result in restrictive covenants, such as limitations on our ability to incur additional debt or issue additional equity, limitations on our ability to acquire or license intellectual property rights, and other operating restrictions that could adversely affect our ability to conduct our business. In addition, the issuance of additional equity securities by us, or the possibility of such issuance, may cause the market price of our common stock to decline. If we raise additional funds through collaboration and licensing arrangements with third parties, it may be necessary to relinquish some rights to our technologies or our products, or to grant licenses on terms that are not favorable to us. If we are unable to raise adequate funds, we may have to liquidate some or all of our assets, or delay or reduce the scope of our development programs. We also may have to reduce marketing, customer support or other resources devoted to our products or cease operations. Any of these actions could harm our business, operating results, and financial condition.

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

We are a “smaller reporting company,” and the reduced public company reporting and disclosure requirements applicable to smaller reporting companies may make our common stock less attractive to investors.

We currently qualify as a “smaller reporting company,” as defined in the Exchange Act. For as long as we continue to be a smaller reporting company, we may choose to take advantage of certain exemptions from various reporting requirements or scaled disclosure requirements applicable to other public companies but not to smaller reporting companies, which includes, among other things:

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 1C. CYBERSECURITY.

Risks related to Cybersecurity Incidents

We face significant risks related to cybersecurity threats, which could adversely affect our business, financial condition, and results of operations. Cybersecurity incidents, including but not limited to unauthorized access, data breaches, and other malicious activities, could result in the loss or theft of sensitive information, disruption of our operations, and damage to our reputation. While we have implemented measures to protect our information systems, there can be no assurance that these measures will effectively prevent all cybersecurity incidents.

Specific risks include, but are not limited to:

1.
Data Breaches: A breach of our information systems could lead to unauthorized access to customer or employee data, resulting in reputational harm and legal liabilities.
2.
Operational Disruption: Cybersecurity incidents could disrupt our operations, leading to delays in production, delivery, or fulfillment of customer orders.
3.
Intellectual Property Theft: Unauthorized access to our proprietary information could result in intellectual property theft, impacting our competitive position in the market.
4.
Regulatory and Legal Compliance: Cybersecurity incidents may subject us to regulatory investigations, legal claims, and penalties, affecting our compliance with applicable laws and regulations.
5.
Third-Party Relationships: Our reliance on third-party vendors and service providers exposes us to additional cybersecurity risks, and a security breach affecting these entities could impact our operations.

Although, to date, cybersecurity incidents have not materially impacted our business strategy, results of operations, or financial condition, there can be no assurances that they will not do so in the future.

Refer to “Item 1A. Risk factors” in this Annual Report for additional information about cybersecurity-related risks.

Risk Management and Strategy

Assessing, Identifying, and Managing Material Cyber Threats

We have in place certain infrastructure, systems, policies, and procedures that are designed to proactively and reactively address circumstances that arise when unexpected events such as a cybersecurity incident occur. These include processes for assessing, identifying, and managing material risks from cybersecurity threats. We consult with external parties, such as cybersecurity firms and risk management and governance experts, on risk management and strategy. We use a team of outside vendors and government services specializing in IT and cybersecurity that provide expertise, tools, and methodologies to identify and assess vulnerabilities and potential threats. Automated tools and

AI-based user behavior analytics also support identification and management of cyber threats. Response to a broad category of threats is immediate and automatic. Security personnel and members of our management are alerted when cyber threats or anomalies are detected. Persistent threats or issues that, in the opinion of management, are material are immediately brought to the attention of our board of directors.

In the event of a detected cyber incident by 24/7 monitoring software or employee notification, our IT and cybersecurity provider performs a detailed assessment of the incident, identifies the source of the problem, and resolves the issue as appropriate. If they are unable to resolve the issue, the problem is escalated to our cybersecurity monitoring and detection software provider for resolution. Events which are not routinely resolved by our IT and cybersecurity provider are brought to the attention of the board.

In order to mitigate risks of cybersecurity incidents, critical business and operational data are backed up at night and stored offsite for security purposes and to restore data in the event of a breach. Additionally, we provide cybersecurity awareness training of our employees, incident response personnel, and senior management.

Governance

Our management team, including our vice president of technology, is primarily responsible for assessing and managing our material risks from cybersecurity threats. Management supervises both our internal cybersecurity and IT personnel, as well as our retained external cybersecurity consultants and vendors. Additionally, they supervise efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, which may include briefing from internal or external security personnel; threat intelligence and other information obtained from governmental, public or private sources, including external consultants or vendors engaged by us; and alerts and reports produced by security tools deployed in our IT environment.

Our board of directors, through its Audit & Risk Committee, provides oversight and oversees management’s processes for identifying and mitigating risks, including cybersecurity risks, to help align our risk exposure with our strategic objectives. Management, including our vice president of technology, and our Audit & Risk Committee members, of which two members of our committee have received training and certifications on cyber risk governance for public companies, regularly brief our board of directors on our cybersecurity and information security posture as well as cybersecurity incidents deemed to have a moderate or higher business impact, even if viewed as immaterial to us. As cyber threats evolve and become more sophisticated, we believe that the board's involvement in cybersecurity governance ensures that we are adequately focused on resources and protecting the Company’s assets and reputation.

Vital aspects of our cybersecurity governance that are currently in process or have been implemented include the following:

•
Governance and Strategy: Management, the Audit & Risk Committee and the board ensure that our cybersecurity strategy is aligned with our business strategy.
•
Risk Management and Oversight: Our Audit & Risk Committee and the board, as part of the board’s enterprise risk management oversight, actively oversee our cybersecurity risk management framework, ensuring that material risks are identified, assessed, and mitigated.
•
Resource Allocation:
o
Budget Approval: The board reviews and approves cybersecurity budgets and resource allocations to ensure we have adequate resources to implement and maintain effective cybersecurity measures.
o
Investment Decisions: The board, based upon recommendation of management or our external vendors and consultants, evaluates and approves significant investments in cybersecurity technologies, training, and talent.
•
Compliance and Legal Obligations:
o
Regulatory Compliance: Management and the board both play a role in overseeing compliance with relevant cybersecurity regulations and legal requirements.
o
Legal Oversight: Management and the board ensure we have appropriate legal counsel to address cybersecurity-related issues, including breach notification requirements.
•
Education and Awareness:

o
Training and Awareness: Members of management and members of our board take reasonable steps to stay informed about cybersecurity trends, threats, and best practices through ongoing education and training. Management reviews Company employee training programs to ensure employees are being trained appropriately and kept up to date on evolving cyber trends.
o
Board Training: Certain of our board members have received training to understand cybersecurity risks and their role in overseeing cybersecurity.
•
Reporting and Communication:
o
Periodic Updates: The board receives periodic updates from management, responsible staff and the Audit & Risk Committee regarding the Company’s cybersecurity posture, incidents, and risk management efforts.
o
Communication Strategy: Management, together with the board, are in the process of establishing a communication strategy for addressing cybersecurity disclosures with stakeholders, including customers, employees, and the public.
•
Performance Evaluation: Included in the board’s annual evaluation of the performance of the Company’s chief executive officer is the effectiveness of implementing cybersecurity policy and measures, ensuring that cybersecurity policies and practices are effective and aligned with organizational goals.
•
Cybersecurity Culture: The board fosters a cybersecurity-aware culture throughout the organization, supporting management’s efforts to build risk management including cyber into the fabric of the operating culture.

Despite these efforts, the rapidly evolving nature of cybersecurity threats requires ongoing vigilance, and there can be no assurance that our efforts will prevent all incidents.

In addition to the foregoing, management and the board are evaluating, and intend to implement, further cybersecurity related measures, including without limitation developing a more robust internal policy framework, incident response plan, crisis management planning, and third-party vendor assessments and contractual obligations for third parties that the Company engages with. The Company intends to progress these efforts throughout 2024.

ITEM 2. PROPERTIES.

Our corporate headquarters are in a leased space comprising of approximately 29,342 square feet in Escondido, California under a lease that expires in August 2030. We also lease a 3,208 square foot facility in Salt Lake City, Utah that expires in June 2025, that houses our Ion software development team. Additionally, we lease a 1,632 square foot facility located in Anaheim, California, with the lease expiring in June 2025. Bressner leases space comprising of 11,836 square feet on a month-to-month lease.

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

	High	Low
First Quarter (through March 8, 2024)	$4.03	$1.79	*

* On March 8, 2024, the closing price was $3.54 per share.

	2023			2022
Year ended December 31, 2023 and 2022:	High	Low		High	Low
First Quarter	$3.71	$2.44		$5.19	$3.75
Second Quarter	$3.42	$2.33		$4.95	$3.80
Third Quarter	$3.40	$1.56		$4.19	$3.13
Fourth Quarter	$2.34	$1.82		$3.40	$2.69

Holders

As of March 8, 2024, there were 20,700,435 shares of our common stock outstanding held by approximately 5,800 holders of record of our common stock. This number was derived from our stockholder records and does not include beneficial holders of our common stock whose shares are held in “street name” with various dealers, clearing agencies, banks, brokers, and other fiduciaries.

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

Unregistered Sales of Equity Securities

During the year ended December 31, 2023, there were no unregistered sales of our securities that were not reported in a Current Report on Form 8-K or our Quarterly Reports on Form 10-Q.

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

Overview

The Company designs, manufactures, and markets specialized high-performance compute, high speed switch fabrics and storage hardware and software, which are designed to target edge AI Transportable deployments. Edge computing is a form of computing that is done on site, near a particular data source or the user, rather than in the cloud, minimizing the need for data to be processed in a remote datacenter. This growing trend increases computing performance and security, as the data does not have to travel to a distant datacenter location. Edge computing is most recognizable in applications such as sensor processing, sensor fusion, autonomy and AI/ML. To meet the demands at the edge we offer specialized modules and systems that consist of computers, switch fabrics and storage products that incorporate the latest state-of-the art components with embedded proprietary software. Such modules and systems allow us to offer high-end solutions to target markets to be integrated into, platforms, vehicles and applications.

The global increase in load on the cloud infrastructure and increase in AI applications are the primary factors driving the growth of the edge computing market. We market our products to manufacturers of automated equipment used for medical, industrial, and military applications. Our customer applications often require connection to a wide array of data sources and sensors, ultra-fast processing power, and the ability to quickly access and store large and ever-growing data sets at their physical location (rather than in the cloud). This equipment requires datacenter class performance optimized for deployment at the edge in challenging environments. Many of these edge applications have unique requirements, including special and compact form factors ruggedized for harsh conditions, which cannot be accommodated by traditional controlled air-conditioned datacenters.

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

On October 31, 2018, OSS GmbH acquired 100% of the outstanding equity of Bressner Technology GmbH, a Germany limited liability company located near Munich, Germany ("Bressner"). Bressner designs and manufactures standard and customized servers, panel PCs, and PCIe expansion systems. Bressner also provides manufacturing, test, sales, and marketing services for customers throughout the EMEA.

Recent Developments

Management and Board Changes

In the first quarter of 2023, we implemented certain internal organizational changes to align our US-based operations with, and to further support and accelerate, our strategy to focus on the AI Transportables industry and our defense business in particular. In furtherance of this strategy and our goals, during 2023 we took various steps to strengthen our management team and board of directors with individuals who have deep experience and high-level contacts in the defense sector, as discussed below.

In June 2023, David Raun stepped down as the Company’s president and chief executive officer, and we hired Michael Knowles to fill such roles. Mr. Knowles has significant defense industry experience, as well as strong connections within the military space. In addition, in July 2023, we hired Robert Kalebaugh, who also has significant defense industry experience, as vice president of sales. Their combined experience and market reach has been leveraged to increase our global pipeline and to establish OSS as a formidable player in the defense market.

In addition, we made significant changes to the profile of our board of directors in 2023. Effective September 30, 2023, Jack Harrison and Sita Lowman tendered their resignations from our board of directors and the relevant committees thereof, and Michael Knowles, our chief executive officer and president, and retired Vice Admiral Michael Dumont, a former member of our strategic advisory board, were appointed as directors of the Company, to fill the two vacant board seats created by the resignations. These changes were part of the first phase of our plan to reprofile our board of directors to further align with our focus on AI Transportables and our military business.

In November 2023, our board of directors unanimously adopted resolutions to temporarily increase the size of the board from seven members to nine members, and to subsequently decrease the size of the board back down to seven members, effective as of the Company’s 2024 annual meeting of stockholders (the “2024 Annual Meeting”). The board also appointed Joseph Manko and Mitchell Herbets as directors of the Company, to fill the vacancies created by the board expansions implemented in November 2023. Mr. Manko serves as a managing member and senior principal at Horton Capital Management, LLC, a significant shareholder of the Company, and has significant public company board and corporate governance experience. Mr. Herbets has extensive strategic and technical experience as an executive serving the technology and defense industries, as well as public and private company board experience. These combined efforts to reprofile the board in 2023 have advanced the Company's strategic efforts to grow our business in the rugged edge computing market and in supporting our overall focus on governance, capital markets and organizational growth and execution.

As noted above, the size of our board of directors will be decreased back down to seven members in connection with our 2024 Annual Meeting. The seven person slate to be presented to our shareholders for election at the 2024 Annual Meeting will be determined by the full board prior to filing our proxy statement for the 2024 Annual Meeting with the SEC.

Other Changes and Developments

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

Additionally, as discussed elsewhere in this Annual Report, in 2023 we completed and fulfilled our orders associated with our previous long-term media and entertainment customer, and do not anticipate business from them in the future. This resulted from an acceleration in such customer’s investment in cloud technology and a drive towards less intelligent compute capability at the edge to reduce the costs of their componentry. This is particularly true of their virtual products, which do not require the same level of ruggedization, as this system is not typically operated in harsh environments and for which software is being developed to provide a real-time cloud solution. This customer’s transition to cloud solutions had a negative impact on our results of operations for the year ended December 31, 2023.

With our shifted focus to the development and sale of AI Transportables, we have significantly increased our efforts to penetrate the military and defense sectors in particular. With the recent hiring of a new president and chief executive officer and new vice president of sales, both with extensive experience in contracting in the defense industry, we have further increased our emphasis and focus on the pursuit of revenue opportunities with major defense contractors and the military.

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

Impairment of Goodwill - Goodwill represents the excess of the purchase price paid over the fair value of the net assets acquired in business combinations. Goodwill is not amortized but is tested for impairment at least annually and when we deem that a triggering event has occurred that has impaired the value of goodwill a write-down in value is recorded.

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

Employee Retention Credit - For the year ended December 31, 2023, the Company received a government provided Employee Retention Credit ("ERC") for the retention of employees during the COVID-19 pandemic during the years of 2020 and 2021, in the amount of $2,004,382 less commission of $287,655.

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

Results of Operations

The following tables set forth our results of operations for the years ended December 31, 2023 and 2022, respectively, presented in dollars and as a percentage of revenue.

	For the Year Ended December 31,
	2023	2022
Revenue	$60,896,797	$72,421,345
Cost of revenue	42,942,175	52,023,736
Gross profit	17,954,622	20,397,609
Operating expenses:
General and administrative	9,264,447	7,279,401
Impairment of goodwill	5,630,788	-
Marketing and selling	6,651,516	6,806,306
Research and development	4,331,024	4,743,574
Total operating expenses	25,877,775	18,829,281
(Loss) income from operations	(7,923,153)	1,568,328
Other income (expense):
Interest income	544,958	237,751
Interest expense	(117,774)	(162,391)
Employee retention credit	1,716,727	-
Other (expense) income, net	(9,806)	550,854
Total other income (expense), net	2,134,105	626,214
(Loss) income before taxes	(5,789,048)	2,194,542
Provision for income taxes	927,128	4,423,597
Net loss	$(6,716,176)	$(2,229,055)

	For the Year Ended December 31,
	2023	2022
Revenue	100.0%	100.0%
Cost of revenue	70.5%	71.8%
Gross profit	29.5%	28.2%
Operating expenses:
General and administrative	15.2%	10.1%
Impairment of goodwill	9.2%	0.0%
Marketing and selling	10.9%	9.4%
Research and development	7.1%	6.5%
Total operating expenses	42.5%	26.0%
(Loss) income from operations	-13.0%	2.2%
Other income (expense):
Interest income	0.9%	0.3%
Interest expense	-0.2%	-0.2%
Employee retention credit	2.8%	0.0%
Other income (expense), net	0.0%	0.8%
Total other income (expense), net	3.5%	0.9%
(Loss) income before taxes	-9.5%	3.0%
Provision for income taxes	1.5%	6.1%
Net loss	-11.0%	-3.1%

Comparison of the Years Ended December 31, 2023 and 2022:

	For The Year Ended December 31, 2023				For The Year Ended December 31, 2022
Entity:	Revenue	Cost of Revenue	Gross Profit	Gross Margin %	Revenue	Cost of Revenue	Gross Profit	Gross Margin %
OSS	$28,809,887	$(18,544,901)	$10,264,986	35.6%	$43,286,715	$(29,142,852)	$14,143,863	32.7%
Bressner	32,086,910	(24,397,274)	7,689,636	24.0%	29,134,630	(22,880,884)	6,253,746	21.5%
	$60,896,797	$(42,942,175)	$17,954,622	29.5%	$72,421,345	$(52,023,736)	$20,397,609	28.2%

Revenue

For the year ended December 31, 2023, our total revenue decreased $11,524,548, or 15.9%, as compared to the same period in 2022. OSS saw a decrease in revenue of $14,476,828, or 33.4%, as compared to the same period in 2022. The majority of this decrease is primarily attributable to decreases in shipments to our former media customer, for which shipments have now ceased, bankruptcy of an autonomous trucking customer and delay in the receipt of certain military orders for our data storage units. Bressner experienced an increase of $2,952,280, or 10.1%, as compared to the same period in 2022 as a result of additional project based related business, increases in the number of smaller accounts and having available inventory.

Cost of revenue and gross profit

Cost of revenue decreased $9,081,561, or 17.5%, for the year ended December 31, 2023, as compared to the prior year in 2022. OSS saw a decrease in cost of revenue of $10,597,951, or 36.4%, as compared to the prior year period in 2022. This decrease in cost of revenue is mainly attributable to a decrease in our sales of products into the autonomous trucking industry and to our media customer (disguise) and additional allowance for inventory obsolescence related primarily to disguise. Bressner’s cost of revenue increased $1,516,390, or 6.6%, as compared to the prior year in 2022, due to a general economic improvement in Europe in the business environment and procuring large, one-time orders.

The overall gross margin percentage was 29.5% for the 2023 period as compared to 28.2% in the same period in 2022. OSS’ gross margin percentage for the year ended December 31, 2023, was 35.6%, an increase of 2.9 percentage points as compared to the prior year period in 2022 of 32.7%, due to the decline in lower margin sales to our previous media custom, offset set by underutilization of production resources, due to overall lower revenue. Though OSS has experienced an improvement in gross margin percentage due to a change in product mix, the Company is experiencing pressure on margins as a result of underutilization of manufacturing capacity due to reduced volume. Bressner contributed gross margin at a rate of 24.0%, as compared to the same period in 2022 of 21.5%, an increase of 2.5 percentage points, resulting from strategic management of inventory and of having sought-after products sold at a premium, product mix and sales of $3.2 million of OSS HPC type products.

Operating expenses

General and administrative expense

General and administrative expense increased $1,985,046, or 27.3%, for the year ended December 31, 2023, as compared to the same period in 2022. OSS experienced an increase of $1,823,310, or 33.2%. Of this increase, approximately $1,529,000 is attributable to increased non-recurring costs associated with our organizational restructuring and outside professional services. Such costs included additional equity compensation, wages, legal fees, search firm fees, and additional board compensation attributable to the strategic transition committee. Bressner had an increase of $161,736, or 9.0%, resulting from increased employee wages and new employees and expenditures for additional computer storage. Overall, total general and administrative expense increased as a percentage of revenue to 15.2% for the year ended December 31, 2023, as compared to 10.1% during the same period in 2022.

Impairment of goodwill

During year, the Company took a write-down of goodwill of $5,630,788 as a result of the overall financial performance of OSS as compared to plan, the transition of and focus on our product strategy on AI Transportables and the defense industry deferment of certain orders. There was no such impairment charge in 2022.

Marketing and selling expense

Marketing and selling expense decreased $154,790, or 2.3%, for the year ended December 31, 2023, as compared to the same period in 2022. OSS had a decrease of $399,092, or 7.4%, which was mainly attributable to a reduction in employee costs resulting from our organizational restructuring. Bressner had an increase of $244,302, or 17.2%, primarily resulting from the addition of new marketing personnel and sales collateral material. Overall, total marketing and selling expense increased as a percentage of revenue to 10.9% during the year ended December 31, 2023, as compared to 9.4% during the same period in 2022.

Research and development expense

Research and development expense decreased $412,550, or 8.7%, for the year ended December 31, 2023, as compared to the same period in 2022. OSS saw a decrease of $495,531, or 11.5%. The decrease was largely driven by engineering resources being deployed on chargeable projects, which costs are reclassified as a component of costs of sales. Bressner experienced an increase of $82,981, or 19.1%. This increase was attributable to increased testing of product to support the increase in revenue. Overall, total research and development expense as a percentage of revenue increased as a percentage of revenue to 7.1% during the year ended December 31, 2023, as compared to 6.5% during the same period in 2022.

Interest income

Interest income increased $307,207 for the year ended December 31, 2023, as compared to the same period in 2022. The increase is attributable to higher interest rates on qualified short-term investments that meet Company requirements.

Interest expense

Interest expense decreased $44,617 for the year ended December 31, 2023, as compared to the same period in 2022, as a result of the paydown of approximately $1,300,000 in outstanding debt.

Employee Retention Credit

For the year December 31, 2023, the Company received a government provided Employee Retention Credit ("ERC") for the retention of employees during the COVID-19 pandemic during the years of 2020 and 2021, in the amount of $2,004,382 less commission of $287,655, respectively.

Other income (expense), net

Other income (expense), for the year ended December 31, 2023, resulted in net other expense of $9,806, as compared to net other income of $550,854, in the same period in 2022, for a net decrease of $560,660. The most significant contributions to the year-over-year change include $500,320 reversal of a settlement accrual for previous contract disputes and the sale of a URL for Magma.com in 2022 for $125,000 and translation gain, net.

Provision for income taxes

We have recorded an income tax provision of $927,128 and $4,423,597, respectively, for the years ended December 31, 2023 and 2022. The effective tax rate for the years ended December 31, 2023 and 2022 differed from the statutory rate mainly due to permanent non-deductible goodwill amortization for Bressner, change in valuation allowance, deductions related to expenses of OSS stock options, research and development credits, and changes in reserves for uncertain tax positions, as well as projecting federal, foreign and state tax liabilities for the year. Additionally, during 2023, the Company recorded an impairment of goodwill attributable to OSS that impacted the effective tax rate.

Under the Tax Cuts and Jobs Act of 2017, research and development costs are no longer fully deductible and are required to be capitalized and amortized for U.S. tax purposes effective January 1, 2022. The mandatory capitalization requirement increases our deferred tax assets and the related valuation allowance and may have an impact on payment of tax liabilities. The effective tax rate for the year ended December 31, 2023, is (16.0%), as compared to 201.4% in the prior year 2022. The change in the effective tax rate is primarily related to the effect of the valuation allowance for deferred tax assets initially recorded in 2022.

Liquidity and capital resources

Historically, our primary sources of liquidity have been provided by public and private offerings of our securities and revenues generated from our business operations. As of December 31, 2023, we had total cash and cash equivalents of $4,048,948, with short-term investments of $7,771,820, and total working capital of $35,571,708. Cash and cash equivalents held by Bressner totaled US$1,505,980 on December 31, 2023. Bressner’s debt covenants do not permit the use of those funds by its parent company.

During the year ended December 31, 2023, we had loss from operations of $7,923,153, with cash used in operating activities of $620,784. During the year ended December 31, 2022, we had income from operations of $1,568,328, with cash used in operating activities of $7,806,025. The year over year difference is primarily a result of the $1,985,046 increase in general and administrative expense and changes in working capital for accounts receivable and inventories.

Our sources of liquidity and cash flows are used to fund ongoing operations, fund research and development projects for new products technologies and provide ongoing support services for our customers. Over the next year, we anticipate that we will use our liquidity and cash flows from our operations to fund our business. In addition, as part of our business strategy, we occasionally evaluate potential acquisitions of businesses, products and technologies. Accordingly, a portion of our available cash may be used at any time for the acquisition of complementary products or businesses. Such potential transactions may require substantial capital resources, which may require us to seek additional debt or equity financing. We cannot assure you that we will be able to successfully identify suitable acquisition candidates, complete acquisitions, successfully integrate acquired businesses into our current operations, or expand into new markets. Furthermore, we cannot provide assurances that additional financing will be available to us in any required time frame and on commercially reasonable terms, if at all.

As discussed elsewhere in this Annual Report, during the year 2023, economists continued to suggest that an elevated risk of economic downturn in the U.S. and Germany will continue for the foreseeable future, which could result in further economic uncertainty and volatility in the capital markets in the near term and could negatively affect our operations. We intend to continue to monitor the effects of inflation, global supply chain shortages and the economic conditions, and, if appropriate, we may alter our plans to address such concerns as they may arise.

Management’s plans are to focus on acquiring new customer orders to replace lost revenue attributable to our previous media customer, to continue our efforts towards responding to the changing economic landscape, including significant inflation, both domestically and internationally, foreign currency exchange rates, a potential recession in the U.S. and/or Germany, the high Federal Reserve and European Central Bank interest rates, supply chain constraints and international conflicts, by continuing to control hiring and operating costs, conserve cash, and continual focus on improving margin.

Management expects these actions and continued diligence towards limiting cost growth and expense containment will result in slowing the rate of growth in costs as compared to revenue growth; our results of operations for the years ended December 31, 2023 and 2022, partially benefited from such actions particularly those resulting from a reduction in force in April 2023. Management is also committed to conserving cash and securing debt and/or equity financing, as required, for liquidity to meet our cash requirements through at least a period of the next twelve months.

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

The following table summarizes our cash flows for the years ended December 31, 2023 and 2022:

	For the Year Ended December 31,
Cash flows:	2023	2022
Net cash (used in) operating activities	$(439,679)	$(7,806,025)
Net cash provided by investing activities	$1,520,799	$3,908,323
Net cash (used in) provided by financing activities	$(171,344)	$1,946,553

Operating Activities

During the year ended December 31, 2023, we used $439,679 in cash for operating activities, a difference of $7,366,346 when compared to the cash used in operating activities of $7,806,025 during the same period in 2022.

The change in cash used in operating activities during the year ended December 31, 2023, as compared to cash used in operating activities in the same period in 2022, is primarily a result of a reduction in the use of cash for working capital items of $11,374,024. This reduction in use of working capital was offset by a reduction in profitability from a net loss in 2022 of $2,229,055, to a net loss of $6,716,176 in the current year, a reduction of $4,487,121.

Additionally, there were net favorable adjustments in the current period for non-cash items of $479,443, which were comprised of $6,196,922 of favorable non-cash items, inclusive of the write-down for the impairment of goodwill, offset by $5,717,549 of negative non-cash items that did not affect operating cash flow and exclusion of $1,716,727 for the ERC.

Net working capital uses for the year ended December 31, 2023, were $1,943,406, as compared to the prior year period uses of working capital of $13,317,430, a reduction in the use of working capital of $11,374,024. The sources of working capital of $3,202,082 were attributable to changes in accounts receivables, accrued expenses and other liabilities for the comparable period. These sources were offset by uses of working capital of $5,145,488 being applied to changes in inventory levels, prepaid expenses and other current assets, and accounts payable.

Our ability to generate cash from operations in future periods will depend in large part on our profitability, the rate and timing of collections of our accounts receivable, our inventory turns and our ability to manage other areas of working capital, including accounts payable and accrued expenses.

Investing Activities

During the year ended December 31, 2023, the Company generated cash of $1,520,799 in investing activities, as compared to $3,908,323 provided by investing activities during the prior year period in 2022, a net decrease of $2,387,524. The source of investing funds was attributable to the redemption of short-term investments in both years and the sale of the Magma.com URL in the prior year. Additionally, the Company continues to enhance the capabilities of its ERP system, and purchase test equipment for the engineering department. We do not anticipate any significant investments not normally anticipated in the original course of business in the near term.

Financing Activities

Given the current economic, financial, and geopolitical instability, the Company believes it is imperative to maintain opportunities for additional financial resources to ensure financial stability during trying economic times. During the year ended December 31, 2023, the Company used $171,344 resulting from funds received in conjunction with the ERC program offset by debt service payments on Bressner borrowings and payment of tax on the net exercise of vested RSUs. During the same period in 2022, the Company generated cash through proceeds from new borrowings for inventory at Bressner.

Contractual obligations and commitments

The following table sets forth our non-cancellable contractual obligations as of December 31, 2023:

Contractual Obligations:	Total	Less than 1 year	1-3 years	3-5 years	More than 5 Years
Notes payable	$2,077,895	$2,077,895	$-	$-	$-
Operating leases	2,156,462	390,926	782,989	696,001	286,546
Total	$4,234,357	$2,468,821	$782,989	$696,001	$286,546

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

We are experiencing delays in funding for customer projects, delays in delivery schedules based upon customer requirements and an extended sales cycle. Additionally, certain of our customers are experiencing downturns or uncertainty in their own business operations and revenue, including one customer that declared bankruptcy in 2023, and as a result there is an increased risk that these customers may need to decrease or delay their technology spending, request pricing concessions or payment extensions, or seek to renegotiate their contracts. During the year ended December 31, 2023, the Company experienced delays and postponements of committed purchases and orders due to certain customers’ funding or program delays. We have also experienced cancellations of orders due to disruptions in our customers’ businesses or changes in their business plans. Such delays, postponements and cancellations negatively impacted the Company’s results of operations for the year ended December 31, 2023. If such decreases in orders, postponements or cancellations continue in the future, our operating results will be further impacted, and our revenues may decline in future periods.

As discussed elsewhere in this Annual Report, the Company has now completed and fulfilled all of its orders associated with its former long-term media and entertainment customer and does not anticipate additional business from this customer in the future. This resulted from an acceleration in such customer’s investment in cloud technology and a drive towards less intelligent compute capability at the edge to reduce the costs of their componentry. This customer’s transition to cloud solutions had a negative impact on the Company’s results of operations for the year ended December 31, 2023.

With the Company's shifted focus to the development and sale of AI Transportables, we have significantly increased our efforts to penetrate the military and defense sectors in particular, which typically have protracted sales cycles, significant contracting requirements, and multi-year deliverables. With the recent hiring of a new president and chief executive officer and new vice president of sales, each of whom has extensive experience in contracting in the defense industry, we have further increased our emphasis and focus on the pursuit of revenue opportunities with major defense contractors and the military. We have recently reviewed our existing pipeline and have made adjustments to reflect the procurement habits and timing of the military and defense sector. As discussed elsewhere in this Annual Report, we have also added relevant defense market experience to our board of directors through the appointment of Mr. Knowles, Vice Admiral Dumont and Mitch Herbets as directors.

During 2023, the Company implemented certain internal organizational changes to align our US-based operations with, and to further support and accelerate our strategy to focus on, the AI Transportables industry and our military business. In furtherance of this strategy and our goals, on June 5, 2023, David Raun, then the Company’s president and chief executive officer, stepped down from such roles and Michael Knowles was appointed to serve in such roles. Mr. Raun currently continues to serve as a member of the Company’s board of directors. Additionally, on July 17, 2023, we hired a new vice president of sales with significant relevant experience. Furthermore, we added two new members with extensive defense experience to our board of directors during the year. We believe that these changes will allow us to further penetrate the defense sector and enhance our business strategies with respect to this target market.

The world continues to be affected by the lingering effects of the COVID-19 pandemic, the ongoing conflicts between Russia and Ukraine and Israel and Hamas, and economic uncertainty, amongst other things. Inflation has risen both domestically and internationally, Federal Reserve and European Central Bank interest rates have increased significantly over the last year, though economists are now suggesting that we should expect to see a soft-landing in the U.S. in the foreseeable future. Germany was in a recession for most of 2023, largely due to persistent high inflation and falling household spending. Volatility and recessionary conditions in Europe, and in particular in Germany, are expected to remain a concern for the near term. These factors, amongst other things, could result in further economic uncertainty and volatility in the capital markets in the near term, and could negatively affect our operations.

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

Inflation

We experienced some effects due to inflation in both the U.S. and Europe during the most recent period, including increased product pricing due to semiconductor product shortages, increased transportation costs due to increases in the cost of energy and general price increases due to inflation in the economy. Although the Company attempts to pass on increases in raw material, labor, energy and fuel-related costs to our customers, the Company’s ability to do so is dependent upon the rate and magnitude of any increase, competitive pressures and market conditions for the Company’s products. There have been in the past, and may be in the future, periods of time during which increases in these costs cannot be fully recovered. These increasing costs are being aggressively managed by the Company and actions are being taken to minimize the impact to the Company, particularly in the purchase of inventories to minimize price increases. Inflation affects the Company’s manufacturing costs, distribution costs and operating expenses.

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

The Company’s contracts are executed through a combination of written agreements along with purchase orders with all customers including certain general terms and conditions. Generally, purchase orders entail products, quantities and prices, which define the performance obligations of each party and are approved and accepted by the Company. The Company’s contracts with customers do not include extended payment terms. Payment terms vary by contract type and type of customer and generally range from 30 to 60 days from invoice. Additionally, taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction, which are collected by the Company from a customer and deposited with the relevant government authority, are excluded from revenue.

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

Leases

On January 1, 2022, the Company adopted ASC 842 using the Transition method. The reported results for the years ended December 31, 2023 and 2022, reflect the application of the guidance of ASC 842.

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

The Company and its subsidiary have no leases classified as finance leases. The Company and its subsidiary currently lease plant, office facilities and equipment under operating leases expiring through August 2032.

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

Recent accounting pronouncements

Management has evaluated recent accounting pronouncements through the date of the consolidated financial statements included in this Annual Report and believes that the recent accounting pronouncements as disclosed in Note 2 to the financial statements included elsewhere in this Annual Report, will not have a material impact on the Company's consolidated financial statements.

Recently implemented accounting pronouncements

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

Accounts receivable have been reduced by an allowance for credit losses. The allowance represents the current estimate of lifetime expected credit losses over the remaining duration of existing accounts receivable after considering current market conditions and supportable forecasts when appropriate. This estimate is a result of management's evaluation of collectability, customer creditworthiness, historical levels of credit losses, and future expectations.

The Company shall recognize an allowance for credit losses rather than a reduction to the carrying value of the asset for debt securities. To determine credit losses, we employ a systematic methodology that considers available quantitative and qualitative evidence. In addition, we consider specific adverse conditions related to the financial health of, and business outlook for, the investee.

Interest rate risk

Our exposure to interest rate risk is primarily associated with borrowing on revolving lines of credit denominated in both U.S. dollars and Euros. We are exposed to the impact of interest rate changes primarily through our borrowing activities for our variable rate borrowings. Both the Federal Reserve and European Central Bank interest rates have increased significantly recently.

Concentration of credit risk

At times, deposits held with financial institutions may exceed the amount of insurance provided by the Federal Deposit Insurance Corporation (“FDIC”) and Securities Investor Protection Corporation (“SIPC”), of which both provide basic deposit coverage with limits up to $250,000 per owner. As of December 31, 2023, the Company had $250,000 of cash in our accounts that exceeded the insurance limits. The Company has not experienced any such losses in these accounts, and believes that the financial institutions at which such amounts are held are stable; however, no assurances can be provided. In Germany, the deposit insurance is €100,000 per bank, per customer. Bressner has funds on deposit in both Euro and U.S. dollar denominations of €919,664 (US$1,015,214) with banks in excess of the insurance limits.

We provide credit to our customers in the normal course of business. We perform ongoing credit evaluations of our customers’ financial condition and limit the amount of credit extended when deemed necessary.

Foreign currency risk

We operate in the United States and Germany. Our primary reporting currency is the United States dollar. Foreign sales of products and services are primarily denominated in U.S. dollars. We also conduct business outside the United States through Bressner our foreign subsidiary in Germany, where business is largely transacted in non-U.S. dollar currencies, particularly the Euro, which is subject to fluctuations due to changes in foreign currency exchange rates. Accordingly, we are subject to exposure from changes in the exchange rates of local currencies. Foreign currency transaction gains and losses are recorded in other income (expense), net in the consolidated statements of operations.

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

Non-GAAP financial measures

Adjusted EBITDA

We believe that the use of adjusted earnings before interest, taxes, depreciation and amortization, or adjusted EBITDA, is helpful for an investor to assess the performance of the Company. The Company defines adjusted EBITDA as income (loss) before interest, taxes, depreciation, amortization, acquisition expense, impairment of long-lived assets, financing costs, government funded programs, fair value adjustments from purchase accounting, stock-based compensation expense and expenses related to discontinued operations.

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

	For the Year Ended December 31,
	2023	2022
Net loss	$(6,716,176)	$(2,229,055)
Depreciation and amortization	1,077,516	1,050,299
Stock-based compensation expense	2,345,358	1,991,117
Interest income	(544,958)	(237,751)
Interest expense	117,774	162,391
Employee retention credit (ERC)	(1,716,727)	-
Impairment of goodwill	5,630,788	-
Provision for income taxes	927,128	4,423,597
Adjusted EBITDA	$1,120,703	$5,160,598

Adjusted EPS

Adjusted EPS excludes the impact of certain items and, therefore, has not been calculated in accordance with GAAP. We believe that exclusion of certain selected items assists in providing a more complete understanding of our underlying results and trends and allows for comparability with our peer company index and industry. We use this measure along with the corresponding GAAP financial measures to manage our business and to evaluate our performance compared to prior periods and the marketplace. The Company defines non-GAAP income (loss) as income or (loss) before amortization, government funded programs, impairment of long lived assets, stock-based compensation, expenses related to discontinued operations, and acquisition costs. Adjusted EPS expresses adjusted income (loss) on a per share basis using weighted average diluted shares outstanding.

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

The following table reconciles net loss to adjusted EPS and diluted earnings per share:

	For the Year Ended December 31,
	2023	2022
Net loss	$(6,716,176)	$(2,229,055)
Amortization of intangibles	42,154	63,231
Stock-based compensation expense	2,345,358	1,991,117
Employee retention credit (ERC)	(1,716,727)	-
Impairment of goodwill	5,630,788
Non-GAAP net (loss) income	$(414,603)	$(174,707)

Non-GAAP net (loss) income per share:
Basic	$(0.02)	$(0.01)
Diluted	$(0.02)	$(0.01)
Weighted average common shares outstanding:
Basic	20,854,777	19,730,698
Diluted	20,854,777	19,730,698

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

	For the Year Ended December 31,
Cash flow:	2023	2022
Cash used in operating activities	$(439,679)	$(7,806,025)
Capital expenditures	(821,753)	(529,908)
Free cash flow	$(1,261,432)	$(8,335,933)

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

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal controls over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Internal control over financial reporting is a process designed under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements. Because of its inherent limitations, internal controls over financial reporting may not prevent or detect all misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. We have conducted an evaluation of the effectiveness of our internal control over financial reporting. Based on our evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2023.

Attestation Report of the Independent Registered Public Accounting Firm

This Annual Report does not include an attestation report of our independent registered public accounting firm due to an exemption established by the Exchange Act for “smaller reporting companies.”

Changes in Internal Control over Financial Reporting

There has been no material change in our internal controls over financial reporting during the year ended December 31, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION.

Rule 10b5-1 Trading Plans
During the three months ended December 31, 2023, none of our directors or officers entered into, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” that were intended to satisfy the affirmative defense conditions of Rule 10b5-1, in each case as defined in Item 408 of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Executive Officers and Directors

The following table sets forth the names, ages, and positions of our executive officers and directors as of March 8, 2024. There are no arrangements, agreements or understandings between non-management security holders and management under which non-management security holders may directly or indirectly participate in or influence the management of our affairs. There are no arrangements or understandings between any director and any other person pursuant to which any director or executive officer was or is to be selected as a director or executive officer, as applicable. To the Company’s knowledge, during the last ten years, none of the Company’s officers or directors have been subject to or involved in, as applicable, those types of legal proceedings that are required to be disclose pursuant to Item 4.01(f) of Regulation S-K.

Name	Age	Position
Executive Officers:
Mike Knowles	57	President, Chief Executive Officer and Director
John W. Morrison, Jr.	66	Chief Financial Officer, Treasurer and Secretary
Jim Ison	54	Chief Product Officer and Chief Sales & Marketing Officer
Non-Employee Directors:
Kenneth Potashner (1)(2)	66	Chairman
David Raun	62	Director
Kimberly Sentovich (2)	56	Director
Gioia Messinger (1)(3)	61	Director
Greg Matz (1) (3)	64	Director
Mike Dumont (2) (3)	63	Director
Joseph Manko, Jr.(1)	58	Director
Mitchell Herbets (2)	66	Director

(1)
Member of the Nominating and Corporate Governance Committee.
(2)
Member of the Compensation Committee.
(3)
Member of the Audit and Risk Committee.

Executive Officers

Mike Knowles has served as our president and chief executive officer since June 2023 and as a director on our board since September 2023. He has more than three decades of leadership experience in global aerospace and defense markets, having led successful business captures resulting in billion-dollar program and product portfolios. Prior to joining the Company, Mr. Knowles served as vice president and general manager of C5ISR Systems at Curtiss Wright Defense Solutions from October 2022 to June 2023. Prior to that, from May 2014 to October 2022, Mr. Knowles worked at Cubic Corporation (“Cubic”), where he served in various roles, culminating in his roles as a senior vice president of Cubic and president of Cubic’s Mission and Performance Solutions business, in which role he led a $700 million global business unit with 2,000 employees. While at Cubic, his C5ISR hardware, software and solutions portfolios included rugged networking/computing at the edge, secure and expeditionary communications, intelligence processing, assessment distribution from enterprise-to-edge, high frequency/low SWAP RF components for electronic warfare, space, and 5G applications; and live, virtual, and constructive (LVC) multi-domain training systems. Before Cubic, Mr. Knowles worked at Rockwell Collins from 2004 to 2014 and at Lockheed Martin from 1998 to 2003, both of which are well recognized defense contractors. Prior to that, Mr. Knowles served in the United States Navy for 20 years as a Naval Flight Officer and Aerospace Engineering Duty Officer, with 10 years active duty and 10 years in the Navy Reserves, where he retired as a Commander. He received a BS in Aerospace Engineering from the United States Naval Academy, an MS in Aerospace Engineering from the Naval Postgraduate School, was a graduate of the US Naval Test Pilot School and received an MBA from George Mason University.

John W. Morrison, Jr. has served as our chief financial officer since September 2017. Mr. Morrison is a CPA with more than three decades of experience in public accounting and all aspects of financial reporting and financing. From June 2014 to September 2017, he served as the chief financial and operations officer for the Carol Cole Company (“Carole Cole”). Prior to joining Carol Cole, he served as a consultant to various private companies regarding their financial and operational affairs. From January 2013 to September 2013, he served as the chief financial officer of Gen-E, an information technology and services company. Mr. Morrison also served as the executive vice president and chief financial officer for the Kelley Blue Book Company for 11 years. He began his career working 15 years for the public accounting firm PricewaterhouseCoopers (now PwC) both in the U.S. and Asia. Mr. Morrison holds a B.S. in accounting and business management and MACC in Accounting from Brigham Young University.

Jim Ison has been with OSS since 2004, and currently serves as the chief product officer and chief sales and marketing officer. Mr. Ison has nearly three decades of combined sales, product management and marketing management experience in leading-edge large-scale electronic systems using breakthrough technologies. His expertise covers government, communications and HPC markets with particular focus on AI applications in unique environments. Prior to joining OSS, Mr. Ison held senior sales and marketing positions for Ziatech and Rittal. During the 17 years he has served in a management role at OSS, he has led the technological evolution. Mr. Ison holds a bachelor's degree in Aeronautical Engineering from Cal Poly SLO and an MBA from University of Florida.

Board of Directors

In November 2023, the board of directors unanimously determined to temporarily increase the size of the board from seven to eight, and subsequently to nine, until the 2024 Annual Meeting, at which time the size of the board will decrease back down to seven. The director slate to be presented for election by the Company’s shareholders at its 2024 Annual Meeting in May will be a seven-person slate. The board elected to temporarily increase the size of the board and add additional board members in November 2023 in order to take advantage of the unique skills and expertise and fresh perspective that it felt the new directors would bring.

Kenneth Potashner has served as Chairman of our board of directors since May 2019. Mr. Potashner has extensive board experience in high growth, high technology global organizations. He served as Chairman of Newport Corporation, where he provided 18 years of service culminating in the sale of Newport in 2016 for $980 million. Mr. Potashner served as Chairman of the board of Maxwell Technologies and directed it through a period of rapid expansion. He has also served on the board of California Micro Devices, SonicBlue Inc, and Singapore Technologies, all publicly traded companies. Mr. Potashner is currently serving as the Chairman of Generation Esports and on the board of directors of Collegiate Sports Management Group (CSMG) and Prologue Mobile. He has also served on the board of many private companies as well, including DynaOptics, MyOffice.com, Underground Elephant, Home Bay, Lumedyne, Events.com, Launch Factory, PowerDot and several others. Several of the private companies that Mr. Potashner has had affiliations with have achieved successful exits or significant financings. Mr. Potashner has a BSEE from Lafayette College and an MSEE from SMU, Executive certifications from Columbia and INSEAD in Lausanne, Switzerland. He also has an Advanced Professional Director certification from American Board of Directors.

David Raun has served as a director on our board since December 2016, and previously served as chair of our board’s audit committee (now the audit and risk committee). Mr. Raun also served as our interim chief executive officer from February 15, 2020 until June 24, 2020, when he was appointed as the Company’s president and chief executive officer, which roles he continued to hold until he stepped down in May 2023. Mr. Raun was with PLX Technology, Inc. (“PLX”), a company that used to be publicly traded on Nasdaq, from 2004 to 2014, where he eventually became president, chief executive officer and a director. In this role, he led the company to an acquisition by Avago (now Broadcom) after driving the company to large PCI Express market share, record revenues and profits. This PCIe switch leadership position at PLX makes him very familiar with the OSS markets and the components he defined and marketed to many of OSS products. Mr. Raun also served as chief operations officer at Home Bay Technologies (“Home Bay”), an on-line technology based real estate company in 2019. Prior to joining Home Bay, he was the president, COO and interim chief financial officer at ASSIA, Inc. (“ASSIA”), a Silicon Valley-based SaaS provider from 2016 to 2018. While there, he led a turnaround effort, driving ASSIA to record revenues and sizable operating margins. Prior to these roles, he held multiple VP of marketing, business development, corporate development, and sales roles. He served as chairman of the board at Kilopass, a semiconductor IP supplier, until they were acquired by Synopsys in 2019. Mr. Raun holds a B.S. in computer and electrical engineering from University of California, Santa Barbara. Mr. Raun has more than 25 years of experience at senior management and board levels in public and private companies including over 10 M&A/fund raising events.

Kimberly Sentovich joined our board of directors in February 2019, and is a senior-level executive and experienced outside board director with over 30 years of experience. She currently serves as the CEO of Rachio, a hardware and software manufacturer of connected devices for outdoor space that helps conserve and connect. She has a proven track record on corporate and non-profit boards. In addition to her start-up and private equity experience, she has held officer-level roles at major retailers like Walmart and Home Depot. She has been able to leverage her strategic, operational, and communication skills to help businesses in strategy formation, go-to-market strategies, team recruitment, operational discipline, and corporate governance. Ms. Sentovich has committee experience in audit, compensation, and governance committees. Ms. Sentovich obtained her MBA from The Paul Merage School of Business, University of California, Irvine, and her B.A. in Philosophy and Political Science with a Minor in Economics from Bryn Mawr College.

Gioia Messinger joined our board of directors in July 2020. Since 2012, Ms. Messinger has served as founder and principal of LinkedObjects, Inc., a strategic advisory services business focused on digital transformation brought about by AI and the IoT. From 2004 to 2012, Ms. Messinger served as founder and chief executive officer of Avaak, Inc., now Arlo Technologies (NYSE:ARLO), a leading home security systems company. From 1989 to 2004, Ms. Messinger served as founder and president of SUMMIT Design Technologies, Inc., an engineering services firm with customers in the commercial, defense and healthcare sectors. Ms. Messinger currently serves on the board of directors of Guild Holdings Company (NYSE:GHLD), a nationally recognized residential mortgage lender and Hunter Industries, a global manufacturer of irrigation and outdoor lighting equipment. She previously served on the board of Vicon Industries (NYSE:VCON). Ms. Messinger is a member of the dean’s council of advisors at the University of California San Diego, Jacobs School of Engineering, and is a member of the Latino Corporate Directors Association. Ms. Messinger obtained her master of business administration degree from the Paul Merage School of Business at the University of California, Irvine and bachelor of science in Computer Engineering from the University of California, San Diego. She has a certificate in Cyber Risk Governance for US Public Companies.

Greg Matz, CPA, joined our board of directors in July 2020, and is an experienced financial executive, having served in controller, Vice President and CFO roles for over two decades. Now retired, Mr. Matz is currently serving as a member of the board of directors and audit committee chair for Dare Bioscience, Inc. (NASDAQ: DARE), a public clinical-stage biopharmaceutical company. Mr. Matz also chairs the Dean’s Council for the University of San Francisco’s School of Management. From 2011 to 2016, he worked for The Cooper Companies, Inc. (NYSE: COO), holding roles as the Senior Vice President and Chief Financial Officer and Chief Risk Officer. From 2010 to 2011, Mr. Matz was the Chief Financial Officer for CooperVision, a business unit of The Cooper Companies, Inc. Prior to joining The Cooper Companies, Inc., he held key management roles in finance and marketing at Agilent Technologies and Hewlett Packard. He began his career at KPMG and is a CPA with an active certification. Mr. Matz graduated from the University of San Francisco with a B.S. in Business Administration and completed the University of Pennsylvania, The Wharton School’s Advanced Management Program. Mr. Matz is also a National Association of Corporate Directors (“NACD”) Board Leadership Fellow and has earned the NACD Directorship Certification credential. In addition, Mr. Matz has received a certification from NACD / Carnegie Mellon University in Cybersecurity Oversight.

Mike Dumont joined our board in September 2023 and brings expertise in government, aerospace and defense, risk management and organizational leadership. He is a retired U.S. Navy three-star admiral and retired U.S. Government senior executive. His executive career in both the military and civil service includes having served as a senior Federal prosecutor specializing in white collar crimes and corporate matters, the principal director for counterterrorism & special operations in the U.S. Department of Defense, the Principal Deputy Assistant Secretary of Defense for Special Operations, the deputy commander of U.S. Northern Command, and vice commander of North American Aerospace Defense Command. He oversaw military responses to border security, natural disasters, and the COVID-19 pandemic in the United States, where AI solutions were deployed to meet operational demands. He also led teams in providing aerospace warning, aerospace control, missile defense and maritime warning, and generating globally integrated effects using information enabled by AI. Adm. Dumont is the interim president of the California State University Maritime Academy and serves on the board of directors of the Marines’ Memorial Association, the board of advisors of Dataminr, Inc., and the national security advisory council of the U.S. Global Leadership Coalition. He holds a B.A. degree from the University of Southern Maine, a M.S. degree from the National War College, and a J.D. degree from Suffolk University Law School.

Joseph Manko, Jr. joined our board of directors, in November 2023, to fill a vacancy created by the temporary board expansion discussed above. Mr. Manko has been the Senior Principal in Horton Capital Management LLC, the investment manager for the Horton Capital Partners Fund, LP (“Horton Fund”) since 2013. The Horton Fund is a significant shareholder in the Company. Mr. Manko has over 20 years of investment experience in the asset management, investment banking, private equity and corporate securities markets. From 2005 to 2010, Mr. Manko was a Partner and Chief Executive Officer of Switzerland-based BZ Fund Management Limited, where he was responsible for corporate finance, private equity investments, three public equity funds and the firm’s Special Situations and Event-Driven strategies. Prior to that Mr. Manko was a Managing Director with Deutsche Bank in London. He began his investment banking career at Merrill Lynch as a Vice President in Hong Kong and prior to that, Mr. Manko was a corporate finance attorney at Skadden, Arps, Slate, Meagher & Flom LLP. Mr. Manko has served on the board of several public companies and has advised numerous companies in the industrial and technology industries and currently serves as a director of Koru Medical, Inc. and Chairman of Safeguard Scientifics, Inc., and previously served as a director of Wireless Telecom Group, Inc., and Creative Realities, Inc. Mr. Manko earned both his B.A. and J.D. from the University of Pennsylvania.

Mitchell H. Herbets joined our board of directors in November 2023, to fill a vacancy created by the temporary board expansion discussed above. Mr. Herbets currently serves as non-executive chairman of Thales Defense and Security, a global technology company that provides advanced technology equipment to the U.S. defense and federal technology markets. His other current chairman positions include: Safran Federal Systems (formerly Orolia Defense & Security), a provider of resilient positioning, navigation and timing (PNT) solutions and custom engineering services to federal agencies, defense organizations and contractors, Photonis Defense, provider of advanced products in the fields of broad bandwidth, high power microwave amplifiers and cutting-edge night and digital vision technologies to U.S. and allied governments, and iDirect Government, a provider of tactical satellite communications systems to U.S. Primes for the U.S. Department of Defense. Herbets previously served on the board of Wireless Telecom Group (WTT), a NYSE American-listed provider of infrastructure for cellular systems, LTE and 5G waveforms, and telecommunications test equipment company before it was acquired by Maury Microwave earlier this year. He earlier served as president and CEO of Thales Communications (now Thales Defense and Security), a global leader in tactical radio technology. Prior to being appointed a president and CEO of Thales, he served in a number of senior executive positions at the company, including leadership roles in program management, engineering, and business development. Before Thales, he served four years in U.S. Army with the final rank of captain. He holds a bachelor’s degree in electrical engineering from Lehigh University, where he currently serves as a member of the advisory councils of Lehigh University’s Engineering College and its Electrical & Computer Engineering Department. He earned his MBA from George Washington University.

Board Composition and Election of Directors

Director Independence

Our board of directors currently consists of nine members. Our board of directors has determined that Kenneth Potashner, Kim Sentovich, Gioia Messinger, Greg Matz, Mike Dumont, Joseph Manko, Jr. and Mitchell Herbets are all independent directors in accordance with the listing requirements of The Nasdaq Capital Market. The Nasdaq independence definition includes a series of objective tests, including that the director is not, and has not been for at least three years, one of our employees, and that neither the director nor any of his or her family members have engaged in various types of business dealings with us. In addition, as required by Nasdaq rules, our board of directors has made a subjective determination as to each independent director that no relationships exist, which, in the opinion of our board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In making these determinations, our board of directors reviewed and discussed information provided by the directors and us with regard to each director’s business and personal activities and relationships as they may relate to us and our management.

Board Committees and Independence

Our board of directors has established three standing committees – audit and risk, compensation, and nominating and corporate governance – each of which operates under a charter that has been approved by our board of directors.

Audit and Risk Committee

The audit and risk committee’s primary functions are to oversee our accounting and financial reporting processes and the audits of our financial statements, as well as provide oversight and review of our risk management policies, information systems and cybersecurity policies and insider trading policies. This committee’s responsibilities include, among other things:

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
•
at least annually, receiving and reviewing a report by the independent registered public accounting firm describing their internal quality- control procedures and any material issues raised by the most recent internal quality-control review, peer review or Public Company Accounting Oversight Board (“PCAOB”) review, of the independent auditing firm, or by any inquiry or investigation by governmental or professional authorities, within the preceding five years, inspecting one or more independent audits carried out by the firm, and any steps taken to deal with any such issues; and other required reports from the independent registered public accounting firm; and
•
at least annually, considering their independence, including whether their provision of permitted non-audit services is compatible with independence, and obtaining and reviewing a report describing all the relationships between them and the Company.
2.
Reviewing the audit scope and plan of independent auditors, and effective use of audit resources.

3.
Reviewing with management and our independent auditors the Company’s annual (Form 10-K) and quarterly (Form 10-Q) financial statements and related footnotes included therein, the auditor’s judgments about the quality of the Company’s accounting principles as applied in its financial reporting, and significant changes in their audit plan and serious difficulties or disputes with management encountered during the audit, and matters required by PCOAB AS1301 (Communication with Audit committees).

4.
Reviewing with management and the independent auditors their significant audit findings, and assessing the steps that management has taken or proposes to take to minimize significant financial risks or exposures facing the Company, and periodically reviewing compliance with such steps.

5.
Reviewing with the independent auditors, the Company’s management, and financial and accounting personnel, the adequacy and effectiveness of the accounting and financial controls of the Company, and eliciting any recommendations for the improvement of such internal control procedures or particular areas where new or more detailed controls or procedures are desirable.

6.
Reviewing management’s annual internal control report, which acknowledges management’s responsibility for establishing and maintaining an adequate internal control structure and procedures for financial reporting, and contains an assessment of the effectiveness of the internal control structure.

7.
Discussing with management and the independent auditor, at least semi-annually, policies and programs with respect to enterprise risks, including the risk management process, risk assessments, and significant areas of risk or exposure for the Company.

8.
Providing oversight and review of the Company’s risk management processes, information systems as it pertains cybersecurity threats, and insider trading policies, including ensuring that management has appropriate policies and procedures around enterprise risk management including cybersecurity and reviewing management’s ongoing risk assessments and mitigation plans at least twice a year. Included in these reviews will be detailed discussions with management on the status of the Company’s IT/cyber security risks and mitigation efforts as well as reviewing any third-party cyber analysis and penetration testing results. Ensure appropriate resources and funding is available for the Company’s size and business, to mitigate risks to a level within the Company’s risk tolerance.

9.
Establishing procedures for the Company’s confidential and anonymous receipt, retention, and treatment of complaints regarding the Company’s accounting, internal controls and auditing matters, as well as for the confidential, anonymous submissions by Company employees of concerns regarding questionable accounting or auditing matter.

10.
Investigating any matter brought to its attention within the scope of its duties, including matters brought forth through the Whistleblower Hotline, with the power to retain outside counsel for this purpose if, in its judgment, that is appropriate.

11.
Obtaining the advice and assistance, as appropriate, of independent counsel and other advisors as necessary to fulfill the responsibilities of the audit and risk committee, and receiving appropriate funding from the Company, as determined by the audit and risk committee, for the payment of compensation to any such advisors.

12.
Conducting an annual performance evaluation of the audit and risk committee and annually evaluating the adequacy of its charter.

13.
Reviewing and approving all related party transactions, prior to the Company’s entry into any such transactions, all transactions in which the Company is or will be a participant, which would be reportable by the Company under Item 404 of Regulation S-K promulgated under the Securities Act.

14. Carrying out such other duties and have such other authority as may be assigned or granted by the board of directors or as required to be carried out by applicable law and/or the rules and listing requirements of the NASDAQ Stock Market.

The audit and risk committee will review and approve such related party transactions based on the board approved, One Stop Systems, Inc. “Related Party Transaction Policy.”

The members of our audit and risk committee are Mr. Matz, Mr. Dumont, and Ms. Messinger. Mr. Matz serves as the chair of the committee. All members of our audit and risk committee meet the requirements for financial literacy under the applicable rules and regulations of the SEC and The Nasdaq Capital Market. Our board of directors has determined that Mr. Matz qualifies as an “audit committee financial expert” as defined by applicable SEC rules and has the requisite financial sophistication as defined under the applicable Nasdaq rules and regulations. Our board of directors has determined that Mr. Matz, Mr. Dumont, and Ms. Messinger are independent under the applicable rules of the SEC and The Nasdaq Capital Market.

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

The members of our compensation committee are Ms. Sentovich, Mr. Potashner, and Mr. Herbets. Ms. Sentovich serves as the chair of the committee. Our board of directors has determined that Ms. Sentovich, Mr. Potashner, Mr. Herbets are all independent under the applicable rules and regulations of The Nasdaq Capital Market and all current members qualify as a “non-employee director” as defined in Rule 16b-3 promulgated under the Exchange Act. Our board of directors has determined that each of the members of our compensation committee is an “outside director,” as that term is defined in Section 162(m) of the U.S. Internal Revenue Code of 1986, as amended, or Section 162(m). We are currently in compliance with Nasdaq rules since all members of our compensation committee have been deemed independent by our board of directors. The compensation committee operates under a written charter, which the compensation committee will review and evaluate at least annually.

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

The members of our nominating and corporate governance committee are Ms. Messinger, Mr. Potashner, Mr. Matz, and Mr. Manko. Ms. Messinger serves as the chair of the committee. Our board of directors has determined that Ms. Messinger, Mr. Potashner, Mr. Matz and Mr. Manko are all independent under the applicable rules and regulations of The Nasdaq Capital Market relating to nominating and corporate governance committee independence. We are currently in compliance with Nasdaq rules due to the fact that all members of our nominating and corporate governance committee have been deemed independent by our board of directors. The nominating and corporate governance committee operates under a written charter, which the nominating and corporate governance committee will review and evaluate at least annually.

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

OSS Board Diversity Matrix (January 1, 2024)
Total Number of Directors	9
	Female	Male	Non-Binary	Gender Not Disclosed
Part 1: Gender Identity
Directors	2	7	0	0
Part II: Demographic Background
Hispanic or Latinx	1	0	0	0
White	1	7	0	0
LGBTQ+	1
Did Not Disclose Demographic Background	0

In addition to the foregoing, three of our directors are military veterans.

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

Compensation Recovery Policy

In October 2023, we adopted a compensation recovery policy (the “Compensation Recovery Policy”) that is designed to comply with, and will be interpreted in a manner consistent with, Section 10D and Rule 10D-1 of the Exchange Act and the applicable rules of the Nasdaq Stock Market, including any interpretive guidance provided by Nasdaq. Under our Compensation Recovery Policy, in the event of an accounting restatement due to the Company’s material noncompliance with any financial reporting requirement under the securities laws, including any required accounting restatement to correct a material error in previously issued financial statements, or that would result in a material misstatement if the error were corrected in the current period or left uncorrected in the current period, the Company must recover erroneously awarded incentive-based compensation previously paid to the Company’s executive officers in accordance with the terms of such Compensation Recovery Policy. Furthermore, under the Compensation Recovery Policy, the Company is prohibited from indemnifying any executive officer or former executive officer against the loss of erroneously awarded incentive-based compensation and from paying or reimbursing an executive officer for purchasing insurance to cover any such loss.

A copy of our Compensation Recovery Policy is attached as Exhibit 97.1 to this Annual Report.

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Exchange Act, directors, executive officers, and beneficial owners of 10% or more of our common stock, or reporting persons, are required to report to the SEC on a timely basis the initiation of their status as a reporting person and any changes with respect to their beneficial ownership of our common stock. Based solely on our review of copies of such forms that we have received, or written representations from reporting persons, we believe that during the fiscal year ended December 31, 2023, all executive officers, directors and greater than 10% stockholders complied with all applicable filing requirements.

ITEM 11. EXECUTIVE COMPENSATION.

This section discusses the material components of the executive compensation program for our executive officers who are named in the “Summary Compensation Table” below. In 2023, our “named executive officers” (“NEOs”) and their positions were as follows:

•
Mike Knowles, president and chief executive officer;
•
David Raun, former president and chief executive officer
•
Jim Ison, chief product officer and chief sales and marketing officer; and
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

Summary Compensation Table

The following table provides information regarding the total compensation for services rendered in all capacities that was earned by each individual who served (i) as our principal executive officer at any time during 2023, and (ii) our two most highly compensated executive officers other than our principal executive officer who were serving as executive officers as of December 31, 2023. Officers were named officers for both 2023 and 2022.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (1)	Option Awards (2)	All Other Compensation ($) (3)	Total ($)
Mike Knowles (4)	2023	$256,539	$-	$1,180,000	$796,000	$13,034	$2,245,573
President and Chief Executive Officer	2022	$-	$-	$-	$-	$-	$-

David Raun (4)	2023	$353,477	$142,418	$-	$-	$15,960	$511,855
Former President and Chief Executive Officer	2022	$355,231	$293,360	$783,900	$-	$27,166	$1,459,657

Jim Ison	2023	$290,004	$25,900	$201,400	$-	$38,108	$555,412
Chief Product Officer and Sales and Marketing Officer	2022	$283,039	$115,299	$220,080	$-	$31,765	$650,182

John W. Morrison Jr.	2023	$308,212	$38,600	$249,100	$-	$38,596	$634,508
Chief Financial Officer	2022	$298,477	$172,108	$251,520	$-	$31,648	$753,753

(1)
Amounts reflect the full grant-date fair value of stock awards, consisting of restricted stock units, granted during the relevant fiscal year computed in accordance with ASC Topic 718, rather than the amounts paid to or realized by the named individual. We provide information regarding the assumptions used to calculate the value of all stock awards made to our officers in Note 10 to the audited consolidated financial statements for the year ended December 31, 2023, contained elsewhere in this Annual Report.

(2)
Represents the fair market value of options on date of issuance using Black Scholes option pricing model.
(3)
Represents payment of health insurance premiums and 401(k) contributions.
(4)
Mr. Raun stepped down as the Company's chief executive officer and president and Mr. Knowles was appointed to serve in such roles, in each case effective June 5, 2023.

Narrative Disclosure to Compensation Tables

Employment Agreements

Executive Employment Agreement with Mike Knowles

On May 16, 2023, the Company entered into an employment agreement with Michael Knowles, pursuant to which, effective June 5, 2023, Mr. Knowles began serving as chief executive officer and president of the Company. The initial term of Mr. Knowles’ employment agreement is three years from the effective date, after which it will automatically renew on an annual basis, subject to earlier termination in accordance with the terms of the agreement. During the year ended December 31, 2023, Mr. Knowles was entitled to a base salary of $460,000 per annum, subject to annual increases as determined by the compensation committee, and an annual bonus in the amount of 75% of his then annual base salary. The bonus is based on Mr. Knowles’ performance, as determined by the board of directors in its sole discretion, against fundamental corporate and/or individual objectives to be determined by the board of directors. Mr. Knowles is eligible to participate in our 2017 Equity Incentive Plan, as amended (the “2017 Plan”), subject to the discretion of the board of directors, if and when, the board of directors determines to make a grant to him.

In addition to the foregoing compensation, as an inducement material to his entering into his employment with the Company, on June 5, 2023, Mr. Knowles was granted (i) non-qualified stock options to purchase 400,000 shares of Company common stock (the “Inducement Options”), which Inducement Options have an exercise price equal to the fair market value of the Company’s common stock on the date of the grant and will expire ten years from the date of the grant; and (ii) 400,000 restricted stock units (the “Inducement RSUs,” and together with the Inducement Options, the “Inducement Grants”). Both the Inducement Options and the Inducement Grants shall vest over a four-year period as follows: 25% on the one-year anniversary of the date of the grant, and the remaining 75% will vest in six equal installments, commencing six months after the one-year anniversary of the date of grant and every six months thereafter until fully vested, subject to Mr. Knowles continued employment by the Company. The Inducement Grants were granted outside of our 2017 Plan, and in reliance on the employment inducement exemption provided under the Nasdaq Listing Rule 5635(c)(4).

Furthermore, under the terms of the employment agreement with Mr. Knowles, if we terminate his employment for a reason other than good cause, or Mr. Knowles resigns for good reason, Mr. Knowles is entitled to receive: (i) severance payments in an aggregate amount of twelve months of his then-current base salary; (ii) continuation of group health continuation coverage under the Consolidated Omnibus Budget Reconciliation Act of 1986 (“COBRA”) at OSS’ expense for a period of twelve months following the termination date; and (iii) unvested RSUs held by Mr. Knowles shall accelerate so that an additional twelve months of RSUs shall vest from the termination date. Mr. Knowles must provide a release and waiver to OSS as a condition of receiving benefits (ii)-(iv) set forth in this paragraph.

If Mr. Knowles’ employment is terminated as a result of his death or following his permanent disability, Mr. Knowles or his estate, as applicable, is entitled to the following payments and benefits: (i) his fully earned but unpaid base salary through the date of termination at the rate then in effect, plus all other amounts under any compensation plan, expense reimbursement or practice to which he is entitled; and (ii) a lump sum cash payment in an amount equal to his “earned” bonus for the calendar quarter during which his date of termination occurs calculated as of the date of termination (wherein “earned” means that he has met the applicable bonus metrics as of date of such termination, as determined by the board of directors), prorated for such portion of the calendar quarter during which such termination occurs that has elapsed through the date of termination.

Executive Employment Agreement with David Raun

During the year ended December 31, 2023 (through his resignation on June 5, 2023), Mr. Raun was entitled to a base salary of $359,000 per annum, subject to annual increases as determined by the compensation committee, and an annual bonus (paid out quarterly if targets are met) in the amount of 50% of his then annual base salary. The bonus was to be determined based on Mr. Raun’s performance, as determined by the board of directors in its sole discretion, against fundamental corporate and/or individual objectives to be determined by the board of directors. Mr. Raun was eligible to participate in our 2017 Plan, subject to the discretion of the board of directors, if and when, the board of directors determines to make a grant to him.

Under the terms of the employment agreement with Mr. Raun, if we terminate his employment for other than good cause, or if Mr. Raun resigns for good reason, Mr. Raun is entitled to the following payments and benefits: (i) his fully earned but unpaid base salary through the date of termination at the rate then in effect, and any unreimbursed expenses incurred in accordance with Company policy; (ii) severance payments in an aggregate amount up to twelve months of Mr. Raun’s then-current Base Salary; (iii) the continuation of Mr. Raun’s group health continuation coverage under COBRA at OSS’ expense for a period of twelve months following the termination date; and (iv) unvested RSUs shall accelerate so that an additional twelve months of RSUs shall vest from the termination date. Mr. Raun must provide a release and waiver to OSS as a condition of receiving benefits (ii)-(iv) set forth in this paragraph.

On April 3, 2023, the Company and Mr. Raun entered into an amended and restated employment agreement (“A&R Agreement”), which superseded his prior employment agreement. The terms and conditions of the A&R Agreement were substantially similar to those included in his prior agreement, with the exception of the following changes: (i) the A&R Agreement was to remain in effect until the earlier of June 24, 2023 and the first day on which a different individual commences his or her employment as chief executive officer of the Company, unless otherwise extended by the parties; (ii) Mr. Raun was entitled to receive a retention bonus that is equivalent to 50% of his base salary, to be prorated on a daily basis through his termination date; (iii) Mr. Raun was eligible to receive, at the sole discretion of the Company’s board of directors, a performance-based grant of 201,000 RSUs (the “Incentive RSUs”) pursuant to the 2017 Plan, which if they had been granted, would have vested at a rate of 183.5 RSUs per day, commencing February 2, 2023, and ending on his termination date of June 5, 2023, (no such RSUs were granted); any of such Incentive RSUs that remain unvested as of his termination date shall be forfeited and cancelled; (iv) in addition to those payments and benefits set forth in the paragraph immediately above, except with respect to any unvested Incentive RSUs, all other RSUs held by Mr. Raun that were scheduled to vest within twelve months from his termination date were to be accelerated to vest as of the date of termination, provided, that with respect to that tranche of unvested RSUs held by Mr. Raun that were scheduled to vest on August 3, 2024, the Company agreed to prorate and accelerate the vesting of that portion of the tranche that would otherwise vest within twelve months of the termination date if vesting of the RSUs in such tranche were to vest on a daily basis (as opposed to a six month basis); (v) Mr. Raun shall also be entitled to receive the same payments and benefits set forth in the paragraph immediately above and (iv) set forth in this paragraph in the event that the A&R Agreement expires pursuant to its terms; and (vi) the Board agreed to nominate Mr. Raun for election to the Company’s board of directors at the Annual Meeting.

The A&R Agreement terminated pursuant to its terms on June 5, 2024, which is the same date that Mr. Knowles was appointed as chief executive officer and president of the Company. In connection with such termination, and pursuant to the terms of the A&R Agreement, Mr. Raun received a cash payment in the amount of $76,718 and the vesting of an aggregate of 150,556 RSUs was accelerated to June 5, 2024.

Executive Employment Agreement with John Morrison

During the year ended December 31, 2023, Mr. Morrison was entitled to a base salary of $310,648 per annum, subject to annual increases as determined by the compensation committee, and a target quarterly bonus in the amount of 35% of his quarterly base salary. The target quarterly bonus is based on Mr. Morrison’s performance, as determined by the board of directors in its sole discretion, against fundamental corporate and/or individual objectives to be determined by the board of directors. Mr. Morrison is eligible to participate in our 2017 Plan, subject to the discretion of the board of directors, if and when, the board of directors determines to make a grant to him.

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

Executive Employment Agreement with Jim Ison

During the year ended December 31, 2023, Mr. Ison was entitled to a base salary of $294,580 per annum, subject to annual increases as determined by the compensation committee, and a target quarterly bonus in the amount of 25% of his quarterly base salary. The target quarterly bonus is based on Mr. Ison’s performance, as determined by the board of directors in its sole discretion, against fundamental corporate and/or individual objectives to be determined by the board of directors. Mr. Ison is eligible to participate in our 2017 Plan, subject to the discretion of the board of directors if and when the board of directors determines to make a grant to him.

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

Annual Cash Bonus

For 2023 and 2022, Mr. Knowles, Mr. Raun, Mr. Ison, and Mr. Morrison were eligible for bonuses. The executives’ bonuses for 2023 and 2022 were determined at the discretion of our board of directors based on its assessment of our corporate performance. Typically, a substantial portion of the bonus earned in a given year is paid at the beginning of the subsequent year after the review of the annual financial statements. Based on this assessment, Mr. Knowles did not receive a bonus in 2023; Mr. Raun received bonuses of $142,418 in 2023 and $293,360 in 2022 representing 40.3% and 82.6% of his paid salary for 2023 and 2022, respectively. Mr. Ison received bonuses of $25,900 in 2023 and $115,299 in 2022, representing 8.9% and 40.7% of his paid salary for 2023 and 2022, respectively. Mr. Morrison received bonuses of $38,600 and $172,108, representing 12.5% and 57.7% of his paid salary for 2023 and 2022, respectively.

Equity Compensation

As discussed elsewhere in this Annual Report, there are currently an limited number of shares of Company available for issuance under our 2017 Plan. As a result, our ability to grant equity compensation to our executive officers is also limited.

Typically, we offer stock options and/or RSUs to our named executive officers as the long-term incentive component of our compensation program. Our stock options allow employees to purchase shares of our common stock at a price per share equal to the fair market value of our common stock on the date of grant and may or may not be intended to qualify as “incentive stock options” for U.S. federal income tax purposes. Since we completed our IPO, we have determined the fair market value of our common stock based on the closing price of our common stock on the Nasdaq Capital Market. Generally, the stock options we grant vest over three years, subject to the employee’s continued employment with us on the vesting date.

On June 5, 2023, Mr. Knowles received an RSU grant of 400,000 shares of our common stock and 400,000 incentive stock options. The RSUs and options vest over a four year period, with 25% vesting on the one-year anniversary of the date of the grant, and the remaining 75% vesting in six equal installments, commencing six months after the one-year anniversary of the date of grant and every six months thereafter until fully vested, subject to Mr. Knowles continued employment by the Company. These RSUs and stock options were granted outside of our 2017 Plan, and in reliance on the employment inducement exemption provided under the Nasdaq Listing Rule 5635(c)(4).

On March 16, 2023, Mr. Ison received an RSU grant of 76,000 shares of common stock. The RSUs vest over a three year period beginning one year after the date of grant with equal semi-annual installments over a period of three years, subject to his continued employment with us on each vesting date.

On February 3, 2022, Mr. Ison received an RSU grant of 56,000 shares of our common stock. The RSUs vest over three year period beginning one year after the date of grant with equal semi-annual installments over a period of three years, subject to his continued employment with us on each vesting date.

On March 16, 2023, Mr. Morrison received an RSU grant of 94,000 shares of common stock. The RSUs vest over a three year period beginning one year after the date of grant with equal semi-annual installments over a period of three years, subject to his continued employment with us on each vesting date.

On February 3, 2022, Mr. Morrison received an RSU grant of 64,000 shares of our common stock. The RSUs vest over three year period beginning one year after the date of grant with equal semi-annual installments over a period of three years, subject to his continued employment with us on each vesting date.

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

Other Elements of Compensation

Retirement Plans

We have a 401(k) retirement plan. Under the terms of the plan, eligible employees may defer up to 20% of their pre-tax earnings, subject to the Internal Revenue Service annual contribution limit. Additionally, the plan allows for discretionary matching contributions by us. In 2023 and 2022, the matching contribution was 100% of the employee’s contribution up to a maximum of 5% of the employee’s annual compensation. However, matching contributions to the 401(k) plan were suspended in August 2023, as a component of the Company’s cost containment efforts, and were subsequently reinstated in January 2024.

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

Outstanding Equity Awards at Fiscal Year End

The following table summarizes the number of shares of common stock underlying outstanding equity incentive plan awards for each named executive officer as of December 31, 2023.

		Option Awards					Stock Awards
Name	Grant Date	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity Incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option Exercise Price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares of units of stock that have not vested ($)	Equity Incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity Incentive plan awards: Market or payout value of unearned share, units or other right that have not vested ($)
Mike Knowles	6/5/2023		400,000		$2.95	6/5/2033
	6/5/2023	-	-	-	$0.00	6/4/2027	400,000	840,000	-	-

David Raun (1)	4/18/2017	10,000	-	-	$1.95	4/17/2027	-	-	-	-
	6/23/2020	412,125	-	-	$2.14	6/5/2024	-	-	-	-

Jim Ison	4/18/2017	20,000	-	-	$1.95	4/18/2027	-	-	-	-
	4/2/2016	23,991	-	-	$1.08	4/2/2026	-	-	-	-
	3/16/2023	-	-	-	-	-	76,000	159,600	-	-
	2/3/2022	-	-	-	-	-	28,000	58,800	-	-
	5/19/2021	-	-	-	-	-	2,500	5,250	-	-

John W. Morrison Jr.	3/16/2023	-	-	-	-	-	94,000	197,400	-	-
	2/3/2022	-	-	-	-	-	32,000	67,200	-	-
	5/19/2021	-	-	-	-	-	3,334	7,001	-	0

(1) Mr. Raun stepped down from his roles as president and chief executive officer of the Company on June 5, 2023, and Mr. Knowles was appointed to such roles effective as of the same day.

Directors Compensation

The following table sets forth information for the year ended December 31, 2023, regarding the compensation awarded to, earned by, or paid to our non-employee directors who served on our board of directors during 2023.

Name	Fees earned or paid in cash ($)	Stock awards ($)	RSU awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Ken Potashner	$47,840	$70,145	$-	$-	$-	$30,062	$148,047
David Raun (1)	$20,404	$-	$-	$-	$-	$-	$20,404
Kimberly Sentovich	$41,860	$-	$-	$-	$-	$-	$41,860
Gioia Messinger	$37,375	$-	$-	$-	$-	$10,258	$47,633
Greg Matz	$41,860	$-	$-	$-	$-	$-	$41,860
Mike Dumont (2)	$8,970	$-	$-	$-	$-	$-	$8,970
Joseph Manko, Jr. (3)	$-	$-	$-	$-	$-	$-	$-
Mitch Herbets (4)	$3,413	$-	$-	$-	$-	$-	$3,413
Jack Harrison (5)	$31,395	$-	$-	$-	$-	$10,258	$41,653
Sita Lowman (5)	$26,910	$-	$-	$-	$-	$-	$26,910
1.
Mr. Raun served as the Company’s president and chief executive officer until June 5, 2023. Mr. Raun’s entitlement to compensation for his services as a director of the Company commenced as of the effective date of his resignation as on officer of the Company. See the “Summary Compensation Table” and related narrative disclosures included elsewhere in this Annual Report for information regarding compensation paid to Mr. Raun for his services as an executive officer of the Company.
2.
Mr. Dumont was appointed as a director of the Company effective September 30, 2023.
3.
Mr. Manko was appointed as a director of the Company effective November 6, 2023. Mr. Manko has voluntarily elected to waive the right to receive compensation for his services as a director until the size of the board is decreased back down to seven in connection with the Company’s 2024 Annual Shareholder Meeting, and as a result did not receive any compensation for such services in 2023.
4.
Mr. Herbets was appointed as a director of the Company effective November 27, 2023.
5.
Mr. Harrison and Ms. Lowman resigned from the board of directors and the respective committees on which they served, effective September 30, 2023.

During the year ended December 31, 2023, our non-executive directors were entitled to receive the following cash payments as compensation for serving on our board:

•
All non-executive board members are entitled to quarterly payments of $8,970.
•
The chairman of our board is entitled to an additional quarterly cash payment of $2,990.
•
The chair of each committee of our board is entitled to an additional quarterly cash payment of $1,495.

In previous years, in addition to cash compensation, our non-executive directors were also entitled to receive RSUs as further consideration for their board services. However, except as set forth below, we did not grant any equity awards to our non-executive directors in the year ended December 31, 2023, due to the extremely limited number of shares available for issuance under our 2017 Plan. The board may elect to reinstate our prior practices to grant equity to our non-executive directors at such time that our 2017 Plan is amended to increase the number of shares authorized for issuance thereunder, which amendment will require shareholder approval.

In addition to the foregoing, in connection with the transition to a new chief executive officer and president, our board of directors constituted a new committee of the board, the strategic transition committee, to assist in the identification, transition and retention of a successor chief executive officer, including to work with the engaged search firm to accomplish the foregoing, and to perform other duties as may be necessary or desirable from time to time in connection with the reorganization of the Company. Members of the strategic transaction committee consisted of Jack Harrison (chair of the committee), Gioia Messinger and Kenneth Potashner. The strategic transition committee was dissolved in June 2023.

As additional compensation for the services rendered as members of the strategic transition committee (i) from January 1, 2023 through June 5, 2023, Mr. Harrison and Ms. Messinger received $2,000 per month in cash (for a total of $10,257.53 each), which cash payment was paid to each of the relevant members in one lump sum in June 2023, and (ii) Mr. Potashner was entitled to receive (A) 3,333 shares of Company common stock per month, commencing November 1, 2022 and continuing through June 5, 2023, which shares amounted to 23,778 shares in the aggregate and were issued to Mr. Potashner in a single grant in June 2023, and (B) a one-time cash payment equal to 30% of the total value of the shares issued to Mr. Potashner to cover taxes payable in connection with the issuance of such shares (amounting to $30,062.19).

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

In May 2021, the Company’s stockholders approved the Company’s proposal to increase the number of shares authorized for issuance under the 2017 Plan from 1,500,000 shares to 3,000,000 shares of common stock of the Company pursuant to the terms and conditions of the 2017 Plan. The amendment took effect upon receipt of stockholder approval.

Authorized Shares. A total of 3,000,000 shares of common stock are authorized under the 2017 Plan.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information regarding beneficial ownership of our common stock, as of March 8, 2024, by:

•
each person, or group of affiliated persons, known by us to be the beneficial owner of more than 5% of our common stock;
•
each of our named executive officers;
•
each of our directors; and,
•
all of our executive officers and directors as a group.

We have determined beneficial ownership in accordance with SEC rules. The information does not necessarily indicate beneficial ownership for any other purpose. Under these rules, the number of shares of common stock deemed outstanding includes shares issuable upon exercise of stock options or warrants held by the respective person or group that may be exercised or converted within 60 days after March 8, 2024. For purposes of calculating each person’s or group’s percentage ownership, stock options and warrants exercisable within 60 days after March 8, 2024, are included for that person or group but not for any other person or group.

Applicable percentage ownership is based on 20,700,435 shares of common stock outstanding on March 8, 2024.

Unless otherwise indicated and subject to applicable community property laws, to our knowledge, each stockholder named in the following table possesses sole voting and investment power over the shares listed. Unless otherwise noted below, the address of each person listed on the table is c/o One Stop Systems, Inc., 2235 Enterprise Street, #110, Escondido, CA 92029.

Name and Address of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned	Percent of Common Stock Beneficially Owned
5% or greater stockholders:
Steve Cooper (13)	1,923,572	9.3%
Lynrock Lake LP (14)	2,018,252	9.7%
Bard & Associates, Inc. (15)	1,060,696	5.1%
Horton Capital Partners Fund, LP (16)	1,099,899	5.3%
Named Executive Officer and Directors:
Michael Knowles (1)	1,130	*
Ken Potashner (2)	407,601	2.0%
David Raun (3)	842,722	4.0%
Kimberly Sentovich (4)	39,266	*
Gioia Messinger (5)	29,690	*
Greg Matz (6)	32,930	*
Mike Dumont (7)	65,849	*
Joseph Manko, Jr.(8)	1,099,899	5.3%
Mitchell Herbets (9)	-	*
Jim Ison (10)	237,529	1.1%
John Morrison (11)	170,527	*
All executive officers and directors as a group (11 persons) (12)	2,927,143	13.7%

* Less than 1%.

(1)
Consists of 1,130 shares of common stock held by Mr. Knowles. Mr. Knowles is our president and chief executive officer.
(2)
Consists of (i) 317,834 shares of common stock held by Mr. Potashner; (ii) 19,767 shares of common stock that Kenco, Inc. has the right to exercise within 60 days of March 8, 2024 (pursuant to common stock warrants), (iii) 70,000 shares of common stock that Mr. Potashner has the right to acquire from us within 60 days of March 8,

2024, pursuant to the exercise of stock options. Mr. Potashner has sole voting and investment control over Kenco, Inc. Mr. Potashner is the chairman of the board of directors.
(3)
Consists of (i) 406,644 shares of common stock held by Mr. Raun; (ii) 422,125 shares of common stock Mr. Raun has the right to acquire from us within 60 days of March 8, 2024, pursuant to the exercise of stock options, (iii) 13,953 shares of common stock that Mr. Raun has the right to exercise within 60 days of March 8, 2024, pursuant to common stock warrants. Mr. Raun is member of our board of director.
(4)
Consists of 39,266 shares of common stock held by Ms. Sentovich. Ms. Sentovich is a member of the board of directors,
(5)
Consists of 29,690 shares of common stock held by Ms. Messinger. Ms. Messinger is a member of the board of directors.
(6)
Consists of 32,930 shares of common stock held by Mr. Matz. Mr. Matz is a member of the board of directors.
(7)
Consists of 65,849 shares of common stock held by Mr. Dumont. Mr. Dumont is a member of the board of directors.
(8)
Consists of 1,099,899 shares of common stock held by Horton Capital Partners, LLC. of which Mr. Manko has sole voting right and investment control. Mr. Manko is a member of the board of directors.
(9)
Consists of no shares of common stock held by Mr. Herbets. Mr. Herbets is a member of the board of directors.
(10)
Consists of (i) 175,427 of common stock held by Mr. Ison; and (ii) 25,333 shares of common stock that Mr. Ison has a right to receive from us upon vesting of outstanding RSUs within 60 days of March 8, 2024 and (iii) 36,769 shares of common stock that Mr. Ison has the right to acquire for us pursuant to the exercise of stock options. Mr. Ison is the chief product officer and sales and marketing officer of the Company.
(11)
Consists of (i) 139,194 shares of common stock held by Mr. Morrison; and (ii) 31,333 shares of common stock that Mr. Morrison has a right to receive from us upon vesting of outstanding RSUs within 60 days of March 8, 2024. Mr. Morrison is the chief financial officer of the Company.
(12)
Includes (i) 2,307,863 shares beneficially owned by our current named executive officers and directors, and (ii) 619,280 shares subject to options, warrants or convertible securities, that are either exercisable or such person has a right to receive within 60 days of March 8, 2024, as set forth in the foregoing footnotes.
(13)
Consists of 1,923,572 shares of common stock held by The Cooper Revocable Trust dated April 25, 2001. Mr. Cooper shares joint voting and investment control of The Cooper Revocable Trust dated April 25, 2001, with his wife Lori Cooper. The share information is based on information provided by Mr. Cooper in that Form 4 filed with the SEC on January 22, 2024. Mr. Cooper served as our chief executive officer and president until February 15, 2020.
(14)
Based on information provided by Lynrock Lake LP on Schedule 13G/A, filed with the SEC on February 14, 2024.
(15)
Based on information provided by Bard & Associates, Inc on Schedule 13G/A, filed with the SEC on January 4, 2024.
(16)
Based on information provided by Horton Capital Partners Fund, LP (“HCPF”) and certain affiliates on Schedule 13G, filed with the SEC on November 3, 2023. Mr. Manko, one of our directors, serves as the managing member of Horton Capital Management, LLC ("HCM"), which serves as the investment manager of HCPF, and as the managing member of Horton Capital Partners, LLC, which serves as the general partner of HCPF.

Equity Compensation Plan Information:

The following table provides information as of December 31, 2023, regarding our equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Issued Outside of the Plans	835,715	$1.41	-
2017 Stock Option Plan	1,213,714	$1.13	32,952
2015 Stock Option Plan	324,785	$1.78	-
2011 Stock Option Plan	40,000	$0.46	-
Warrants	43,022	$2.15	-

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

We not aware of any transactions or series of similar transactions, since January 1, 2022, to which we were a party or will be a party, in which:

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The audit and risk committee of our board of directors has selected Haskell & White LLP (“H&W”) as our independent registered public accounting firm for the fiscal year ended December 31, 2023. H&W audited our consolidated financial statements for the years ended December 31, 2023 and 2022.

Principal Accountant Fees and Services

The aggregate fees for professional services rendered to us by H&W, our independent registered public accounting firm which performed our audits for the years ended December 31, 2023 and 2022, and for other services were as follows:

	For the Year Ended December 31,
	2023	2022
Audit fees (1)	$248,250	$220,100
Audit-Related fees (2)	7,500	-
Tax fees	-	-
Other fees	-	-
Total fees	$255,750	$220,100

(1)
Includes fees for (i) audits of our consolidated financial statements for the fiscal years ended December 31, 2023 and 2022, and (ii) reviews of our interim period financial statements for fiscal year 2023 and 2022.
(2)
Review of Form S-3 and Form S-8, including preparation of consents dated August 18, 2023.

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

In situations where it is impractical to wait until the next regularly scheduled quarterly meeting, the chairman of the committee has been delegated authority to approve audit and non-audit services to be provided by our independent registered public accounting firm. Fees payable to our independent registered public accounting firm for any specific, individual service approved by the chair pursuant to the above-described delegation of authority may not exceed $25,000, and the chair is required to report any such approvals to the full committee at its next scheduled meeting. In addition, our audit and risk committee have pre-approved a list of acceptable services and fees payable to H&W in an aggregate amount of up to $18,500 per quarter for such services, including without limitation audit and allowable non-audit and tax consulting. This pre-approval is for small projects needing quick reaction and judged by our audit and risk committee not to raise any independence issues with H&W. Such projects and fees are required to be presented in detail at the next audit and risk committee meeting. Fees that were incurred in 2023 and 2022 were pre-approved by our audit and risk committee.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

One Stop Systems, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of One Stop Systems, Inc. (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive (loss) income, stockholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively, the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2023 and 2022, and the consolidated results of its operations and its cash flows for each of the years then ended, in conformity with U.S. generally accepted accounting principles.

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

Irvine, California

March 21, 2024

ONE STOP SYSTEMS, INC. (OSS)

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2023	2022
ASSETS
Current assets
Cash and cash equivalents	$4,048,948	$3,112,196
Short-term investments (Note 3)	7,771,820	10,123,535
Accounts receivable, net (Note 4)	8,318,247	11,327,244
Inventories, net (Note 5)	21,694,748	20,775,366
Prepaid expenses and other current assets	611,066	502,156
Total current assets	42,444,829	45,840,497
Property and equipment, net (Note 6)	2,370,224	2,570,124
Operating lease right-of use assets	1,922,784	731,043
Deposits and other	38,093	60,243
Goodwill	1,489,722	7,120,510
Intangible assets, net (Note 7)	-	42,154
Total Assets	$48,265,652	$56,364,571

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$1,201,781	$4,592,713
Accrued expenses and other liabilities (Note 8)	3,202,519	3,013,869
Current portion of operating lease obligation (Note13)	390,926	536,588
Current portion of notes payable (Note 9)	2,077,895	2,952,447
Total current liabilities	6,873,121	11,095,617
Long-term debt, net of current portion (Note 9)	-	409,294
Deferred tax liability, net	44,673	138,662
Operating lease obligation, net of current portion (Note 13)	1,765,536	397,249
Total liabilities	8,683,330	12,040,822
Commitments and contingencies (Note 12)
Stockholders’ equity
Common stock, $0.0001 par value; 50,000,000 shares authorized; 20,661,341 and 20,084,528 shares issued and outstanding, respectively	2,066	2,008
Additional paid-in capital	47,323,673	45,513,807
Accumulated other comprehensive income	675,310	510,485
Accumulated deficit	(8,418,727)	(1,702,551)
Total stockholders’ equity	39,582,322	44,323,749
Total Liabilities and Stockholders' Equity	$48,265,652	$56,364,571

See accompanying notes to consolidated financial statements.

ONE STOP SYSTEMS, INC. (OSS)

CONSOLIDATED STATEMENTS OF OPERATIONS

`	For the Year Ended December 31,
	2023	2022
Revenue	$60,896,797	$72,421,345
Cost of revenue	42,942,175	52,023,736
Gross profit	17,954,622	20,397,609

Operating expenses:
General and administrative	9,264,447	7,279,401
Impairment of goodwill	5,630,788	-
Marketing and selling	6,651,516	6,806,306
Research and development	4,331,024	4,743,574
Total operating expenses	25,877,775	18,829,281
(Loss) income from operations	(7,923,153)	1,568,328

Other income (expense):
Interest income	544,958	237,751
Interest expense	(117,774)	(162,391)
Employee retention credit (ERC)	1,716,727	-
Other (expense) income, net	(9,806)	550,854
Total other income, net	2,134,105	626,214
(Loss) income before income taxes	(5,789,048)	2,194,542
Provision for income taxes	927,128	4,423,597
Net loss	$(6,716,176)	$(2,229,055)

Net loss per share:
Basic	$(0.32)	$(0.11)
Diluted	$(0.32)	$(0.11)

Weighted average common shares outstanding:
Basic	20,854,777	19,730,698
Diluted	20,854,777	19,730,698

See accompanying notes to consolidated financial statements.

ONE STOP SYSTEMS, INC. (OSS)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	For the Year Ended December 31,
	2023	2022
Net loss	$(6,716,176)	$(2,229,055)
Other comprehensive income (loss):
Net unrealized (loss) income on short-term investments	(9,162)	26,015
Currency translation adjustment	173,987	331,109
Total other comprehensive income	164,825	357,124
Comprehensive loss	$(6,551,351)	$(1,871,931)

See accompanying notes to consolidated financial statements.

ONE STOP SYSTEMS, INC. (OSS)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Year Ended December 31, 2023

	Common Stock			Accumulated Other	Accumulated	Total
	Shares	Amount	Additional Paid-in-Capital	Comprehensive income	(Deficit) Earnings	Stockholders' Equity
Balance, January 1, 2023	20,084,528	$2,008	$45,513,807	$510,485	$(1,702,551)	44,323,749
Stock-based compensation	-	-	2,345,358	-	-	2,345,358
Exercise of stock options, RSUs and warrants	576,813	58	62,364	-	-	62,422
Taxes paid on net issuance of employee stock options	-	-	(597,856)	-	-	(597,856)
Currency translation adjustment	-	-	-	173,987	-	173,987
Net unrealized gain on short-term investments	-	-	-	(9,162)	-	(9,162)
Net loss	-	-	-	-	(6,716,176)	(6,716,176)
Balance, December 31, 2023	20,661,341	$2,066	$47,323,673	$675,310	$(8,418,727)	$39,582,322

ONE STOP SYSTEMS, INC. (OSS)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Year Ended December 31, 2022

	Common Stock				Accumulated Other	Accumulated	Total
	Shares		Amount	Additional Paid-in-Capital	Comprehensive income	(Deficit) Earnings	Stockholders' Equity
Balance, January 1, 2022	18,772,214		$1,877	$41,232,441	$153,361	$571,037	$41,958,716
Adjustment to beginning accumulated earnings for adoption of lease accounting (ASC842)	-		-	-	-	(44,533)	(44,533)
Adjusted beginning balance, January 1, 2022	18,772,214		$1,877	$41,232,441	$153,361	$526,504	$41,914,183
Stock-based compensation	-		-	1,991,117	-	-	1,991,117
Exercise of stock options, RSUs and warrants	275,949		27	42,135	-	-	42,162
Taxes paid on net issuance of employee stock options	-		-	(342,691)	-	-	(342,691)
Conversion of senior secured convertible debt to equity	1,036,365		104	2,590,805	-	-	2,590,909
Currency translation adjustment	-		-	-	331,109	-	331,109
Net unrealized gain on short-term investments	-		-	-	26,015	-	26,015
Net loss	-		-	-	-	(2,229,055)	(2,229,055)
Balance, December 31, 2022	20,084,528		$2,008	$45,513,807	$510,485	$(1,702,551)	$44,323,749
		`

See accompanying notes to consolidated financial statements.

ONE STOP SYSTEMS, INC. (OSS)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(6,716,176)	$(2,229,055)
Adjustments to reconcile net loss to net cash used in operating activities:
Deferred benefit (provision) for income taxes	(95,496)	3,781,704
Loss on disposal of property and equipment	-	54,377
Provision for bad debt	4,160	29,154
Impairment of goodwill	5,630,788	-
Warranty reserves	11,846	33,796
Amortization of intangibles	42,154	63,231
Depreciation	1,035,362	987,068
Inventory reserves	962,458	798,789
Amortization of debt discount	-	1,224
Stock-based compensation expense	2,345,358	1,991,117
Employee retention credit (ERC)	(1,716,727)	-
Changes in operating assets and liabilities:
Accounts receivable	3,095,701	(6,253,003)
Inventories	(1,636,153)	(9,547,390)
Prepaid expenses and other current assets	(100,848)	38,080
Accounts payable	(3,408,487)	2,515,000
Accrued expenses and other liabilities	106,381	(70,117)
Net cash (used in) operating activities	(439,679)	(7,806,025)

Cash flows from investing activities:
Redemption of short-term investment grade securities	2,342,552	4,313,231
Proceeds from sales of intangible assets	-	125,000
Purchases of property and equipment, including capitalization of labor costs for test equipment and ERP	(821,753)	(529,908)
Net cash provided by investing activities	1,520,799	3,908,323

Cash flows from financing activities:
Proceeds from exercise of stock options and warrants	62,422	42,162
Payment of payroll taxes on net issuance of employee stock options	(597,856)	(342,691)
Proceeds from notes payable	-	2,500,000
Repayments on notes payable	(1,352,637)	(252,918)
Proceeds on employee retention credit (ERC)	1,716,727	-
Net cash (used in) provided by financing activities	(171,344)	1,946,553

Net change in cash and cash equivalents	909,776	(1,951,149)
Effect of exchange rates on cash	26,976	(37,829)
Cash and cash equivalents, beginning of year	3,112,196	5,101,174
Cash and cash equivalents, end of year	$4,048,948	$3,112,196

See accompanying notes to consolidated financial statements.

ONE STOP SYSTEMS, INC. (OSS)

CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

	For the Year Ended December 31,
	2023	2022
Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$113,155	$54,403
Cash paid during the year for income taxes	$558,334	$107,061

Supplemental disclosure of non-cash transactions:
Reclassification of inventories to property and equipment	$95,803	$143,492
Right of use assets recorded upon adoption of ASC 842	$-	$1,203,580
Lease Liabilities recorded upon adoption of ASC 842	$-	$1,477,419
Conversion of senior secured convertible debt to common stock	$-	$2,590,909

See accompanying notes to consolidated financial statements.

ONE STOP SYSTEMS, INC. (OSS)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2023 and 2022

NOTE 1 – THE COMPANY AND BASIS OF PRESENTATION

Nature of Operations

One Stop Systems, Inc. (“we,” “our,” “OSS,” or the “Company”) was originally incorporated as a California corporation in 1999, after initially being formed as a California limited liability company in 1998. On December 14, 2017, the Company was reincorporated as a Delaware corporation in connection with its initial public offering. The Company designs, manufactures, and markets specialized rugged high-performance compute, high speed switch fabrics and storage systems, which are designed to target edge applications for artificial intelligence (“AI”)/machine learning (“ML”), sensor processing, sensor fusion and autonomy. The Company markets its products to manufacturers of equipment used for autonomous vehicles, medical, industrial, and military applications, with special focus on platforms that move, such as planes, trucks, ships, submarines and mobile datacenters or command posts where sensor processing, sensor fusion, AI and ML are integrated to support such applications.

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

On October 31, 2018, OSS GmbH acquired 100% of the outstanding equity of Bressner Technology GmbH, a limited liability company registered under the laws of Germany and located near Munich, Germany (“Bressner”). Bressner designs and manufactures standard and customized servers, panel PCs, and PCIe accelerator systems. It also operates as a systems integrator with standard and custom all in one hardware systems and components. In addition, Bressner serves as a channel to market for OSS ruggedized datacenter level compute and storage products to the European and Middle Eastern markets.

The Company has completed and fulfilled substantially all of its orders associated with its long-term media and entertainment customer and does not anticipate significant business from this customer in the future. This resulted from an acceleration in such customer’s investment in cloud technology and a drive towards less intelligent compute capability at the edge to reduce the costs of their componentry. This is particularly true of their virtual products, which do not require the same level of ruggedization, as this system is not typically operated in harsh environments and for which software is being developed to provide a real-time cloud solution. This customer’s transition to cloud solutions had a negative impact on the Company’s results of operations for the year ended December 31, 2023.

With the Company's shifted focus on the development and sale of AI Transportables, we have significantly increased our efforts to penetrate the military and defense sectors in particular. With the recent hiring of Michael Knowles and Robert Kalebaugh, each of whom has extensive experience in contracting in the defense industry, as our new president and chief executive officer and vice president of sales, respectively, we have further increased our emphasis and focus on the pursuit of revenue opportunities with major defense contractors and the military.

The lingering negative impacts of the COVID-19 pandemic and the impact on the global economy and capital markets resulting from the geopolitical instability caused in part by the ongoing military conflict between Russia and Ukraine and Israel and Hamas, including inflation and Federal Reserve and European Central Bank interest rate increases, have contributed to global supply chain issues and economic uncertainty, which has negatively affected our operations. Though economists are now suggesting that we should expect to see a soft-landing in the U.S. in the foreseeable future, volatility and recessionary conditions in Europe, and in particular in Germany, are expected to remain a concern for the near term. As a result of the foregoing, there is continued economic uncertainty and volatility in the capital markets in the near term that could negatively affect our operations.

We are continuing to experience increased pricing, long lead-times, unavailability of certain product and limited supplies, protracted delivery dates, changes in minimum order quantities to secure product, and/or shortages of certain parts and supplies that are necessary components for the products and services we offer to our customers. As a result, the Company is continuing to carry increased inventory balances to ensure availability of necessary products and to secure pricing.

These global issues and concerns regarding general economic decline or recession are impacting our business as well as some of our customers, who are experiencing downturns or uncertainty in their own business operations and revenue, and as a result, these customers may need to decrease or delay their technology spending, request pricing concessions or payment extensions, or seek to renegotiate their contracts. During the year ended December 31, 2023, the Company experienced delays and postponements of committed purchases and orders due to certain customers’ funding or program delays. We have also experienced cancellations of orders due to disruptions in our customers’ businesses or changes in their business plans. Such delays, postponements and cancellations negatively impacted the Company’s results of operations for the year ended December 31, 2023. If such decreases in orders, postponements or cancellations continue in the future, our operating results will be further impacted, and our revenues may decline in future periods.

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

As a result of these global issues, as well as other factors discussed in these footnotes, it has been difficult to accurately forecast our revenues or financial results, especially given the near and long-term impacts of the economic and geopolitical issues, inflation, the Federal Reserve and European Central Bank interest rate increases. In addition, while the potential impact and duration of these issues on the economy and our business may be difficult to assess or predict, these world events have resulted in, and may continue to result in, significant disruption of global financial markets, and may reduce our ability to access additional capital, which could negatively affect our liquidity in the future. Our results of operations could be materially below our forecasts as well, which could adversely affect our results of operations, disappoint analysts and investors, or cause our stock price to decline.

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

Concentration Risks

At times, deposits held with financial institutions may exceed the amount of insurance provided by the Federal Deposit Insurance Corporation (“FDIC”) and Securities Investor Protection Corporation (“SIPC”), of which both provide basic deposit coverage with limits up to $250,000 per owner. As of December 31, 2023, the Company had $250,000 of cash in our accounts that exceeded the insurance limits. The Company has not experienced any such losses in these accounts, and believes that the financial institutions at which such amounts are held are stable; however, no assurances can be provided. In Germany, the deposit insurance is €100,000 per bank, per customer. Bressner has funds on deposit in both Euro and U.S. dollar denominations of €914,664 (US$1,015,214) with banks in excess of the insurance limits.

In the years ended December 31, 2023 and 2022, approximately 13%, representing one customer and 26%, representing one customer, respectively, of net sales represent customers which are each greater than 10% of our consolidated annual revenue.

As of December 31, 2023 and 2022, approximately 22% and 49%, respectively, of net trade accounts receivables represent one customer balance which is each greater than 10% of our consolidated trade accounts receivable balance.

The Company made purchases from a certain supplier which represented greater than 10% of the Company’s vendor purchases on an annual basis. This vendor represented approximately 37% and 25% of purchases for the years ended December 31, 2023, and 2022, respectively.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on deposit and money market accounts. The Company considers all highly liquid temporary cash investments with an initial maturity of three months or less when acquired to be cash equivalents. Management believes that the carrying amounts of cash equivalents approximate their fair value because of the short maturity period.

Short-term Investments

Short-term investments consist predominantly of commercial paper, corporate debt securities, U.S. Treasury securities, and asset-backed securities. The Company classifies short-term investments based on the facts and circumstances surrounding the investments at the time of purchase and evaluates such classification as of each balance sheet date. On December 31, 2023, all short-term investments were classified as available-for-sale.

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

Accounts Receivable

Accounts receivables are presented at net realizable value. This value includes an appropriate allowance for credit losses to reflect any loss anticipated on the trade accounts receivable and unbilled receivables. Unbilled receivables include cost and gross profit earned in excess of billings. The allowance for credit losses is an estimate to cover the losses resulting from the inability of customers to make payments on their outstanding balances and unbilled receivables. In estimating the required allowance, management considers the overall collectability, customer creditworthiness, historical levels of credit losses and future expectations and aging of the accounts receivable, specific customer circumstances, current economic trends, and historical experience with collections. On December 31, 2023 and 2022, the allowance for credit losses is $50,032 and $45,354, respectively.

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

Accounts receivable have been reduced for credit by an allowance for credit losses. The allowance represents the current estimate of lifetime expected credit losses over the remaining duration of existing accounts receivable after considering current market conditions and supportable forecasts when appropriate. This estimate is a result of management's evaluation of collectability, customer creditworthiness, historical levels of credit losses, and future expectations.

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

The following table represents the changes in the allowance for credit losses associated with our trade receivables for the year ended December 31, 2023:

Allowanced for Credit Losses	For the Year Ended December 31, 2023
Balance on January 1, 2023	$45,354
Provision charged to expense	4,160
Receivables written-off	(2,943)
Recoveries of receivables previously written-off	3,155
Effects of change in exchange rates	306
Balance on December 31, 2023	$50,032

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

The Company and its subsidiary have no leases classified as finance leases. The Company and its subsidiary currently lease plant, office facilities and equipment under operating leases expiring through August 2030.

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

Goodwill

Goodwill represents the excess of the purchase price paid over the fair value of the net assets acquired in business combinations. Goodwill is not amortized but is tested for impairment at least annually and when we deem that a triggering event has occurred. The Company reviews goodwill for impairment annually on December 31st. The Company completed its annual assessment for goodwill impairment and determined that goodwill was not impaired as of December 31, 2023, and no adjustment was required.

In June and September of 2023, the Company performed an interim impairment test of goodwill, as a result of the overall financial performance of OSS as compared to plan, the transition of and focus on our product strategy of AI Transportables and the defense industry, along with the deferment of certain orders. As a result of these interim evaluations, the Company recorded an adjustment of $2,700,000 in June 2023, and an additional impairment loss to goodwill of $2,930,788, which was charged to operating expenses in September 2023. Total goodwill impairment loss for the year ended December 31, 2023, was $5,630,788.

Intangible Assets and Long-lived Assets

We evaluate our intangible and long-lived assets for impairment when events or circumstances arise that indicate our intangible and long-lived assets may be impaired. Indicators of impairment include, but are not limited to, a significant deterioration in overall economic conditions, a decline in our market capitalization, the loss of significant business, significant decreases in funding for our contracts, or other significant adverse changes in industry or market conditions. The Company has fully amortized recorded intangible assets and as such there is no impairment as of December 31, 2023.

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

The Company recorded revenue from product sales that are held in vendor managed inventory under this agreement of $4,858,660 and $18,504,677 for the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023 and 2022, $0 and $3,446,474, respectively, of products sold through those dates were held by the Company in the vendor management program.

Revenues on certain fixed-price contracts where we provide engineering services, prototypes and completed products are recognized over time based upon the output method as milestones are met and value is delivered to the customer, which depicts the Company’s progress toward fulfilling its performance obligations. These services require that we perform significant, extensive, and complex design, development, modification or implementation of our customers’ systems. Performance will often extend over long periods of time, and our right to receive future payment depends on our future performance in accordance with the agreement. If changes occur in delivery, productivity or other factors used in developing the estimates of costs or revenues, we revise our cost and revenue estimates, which may result in increases or decreases in revenues and costs, and such revisions are reflected in earnings in the period in which the revision becomes known. There were no significant unbilled or incomplete milestone projects as of December 31, 2023 and 2022.

The Company’s operating segment revenues, disaggregated by primary geographic market, which is determined based on a customer’s geographic location, for the years ended December 31, 2023 and 2022, are as follows:

	For the Year Ended December 31, 2023			For the Year Ended December 31, 2022
Entity:	Domestic	International	Total	Domestic	International	Total
Customized computers and flash arrays	$21,221,868	$7,588,020	$28,809,888	$22,506,650	$20,780,065	$43,286,715
Value-added reseller with minimal customization	-	32,086,909	32,086,909	-	29,134,630	29,134,630
	$21,221,868	$39,674,929	$60,896,797	$22,506,650	$49,914,695	$72,421,345

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

The Company offers customers extended warranties beyond the standard one-year warranty on the product. The extended warranties are considered service-type warranties and would be considered as a separate performance obligation under ASC 606. The Company is the primary obligor and revenue is recognized on a gross basis ratably over the term of the extended warranty. The customer can purchase extended warranties from one to five years, in the bronze, silver or gold categories. This entails hardware repair or replacement, shipping methods on how the warranties will be returned/delivered, response times and hours of operations to receive support. The value of warranties sold for years ended December 31, 2023 and 2022, were $108,265 and $302,422, respectively.

The revenue that was recognized for the warranties sold for the years ended December 31, 2023 and 2022, were $189,171 and $233,010, respectively. The Company does have recourse with some of its suppliers that offer more than a one-year guarantee on parts, but this is not standard. For the few that offer greater than a year warranty, the Company may be able to recover the cost of the part from the manufacturer for the failed part. The amounts of these costs vary in a wide range, but are not material, due to the infrequency of failure.

As of December 31, 2023 and 2022, deferred revenue totaled $149,514 and $191,952, respectively. The Company expects to recognize approximately $149,514 of unearned revenue amounts from 2024 through 2025.

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

Derivative Financial Instruments

We may employ derivatives to manage certain currency market risks through the use of foreign exchange forward contracts. We do not use derivatives for trading or speculative purposes. Our derivatives are designated as a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (cash flow hedge). We hedge a portion of the exchange risk involved in anticipation of highly probable foreign currency-denominated transactions. In anticipation of these transactions, we enter into foreign exchange contracts to provide currency at a fixed rate. As of December 31, 2023 and 2022, Bressner had no foreign exchange contract outstanding.

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

Advertising Costs

Advertising costs are expensed as incurred and included in marketing and selling expense in the accompanying consolidated statements of operations. Advertising costs for the years ended December 31, 2023 and 2022, were $547,132 and $510,676, respectively.

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

The Company applied for the ERC program and as of December 31, 2023, has received a total of $2,004,382 in credits, including interest, and paid commissions of $287,656 to a vendor who assisted with the calculations and filing of the application. The net proceeds of $1,716,727 have been reported as other income in the accompanying consolidated statements of operations. Income is recognized when reasonably assured of receipt based upon notice.

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

On August 16, 2022, Congress passed, and the President signed into law, the Inflation Reduction Act, 2022 (“the “IRA”), which includes certain business tax provisions. The Company does not expect the IRA to have a material impact on the Company’s effective tax rate or income tax provision for the year ending December 31, 2023.

On March 11, 2021, Congress passed, and the President signed into law, the American Rescue Plan Act, 2021 (the “ARP”), which includes certain business tax provisions. At this point, we do not believe that these changes will have a material impact on our income tax provision for 2023. We will continue to evaluate the impact of new legislation on our financial position, results of operations, and cash flows.

The U.S. Tax Cuts and Jobs Act (“TCJA”) was signed into law on December 22, 2017. Guidance continues to be issued clarifying the application of this legislation and recent proposed legislation known as Build Back Better is under consideration within both houses of U.S. Congress. Significant business and international provisions have been proposed in various versions of the framework of the bill that could increase our total tax expense. We cannot predict the overall impact that the additional guidance and proposed changes may have on our business. Some jurisdictions have raised tax rates, and it is reasonable to expect that other global taxing authorities will be reviewing current legislation for potential modifications in reaction to the implementation of U.S. tax legislation, current economic conditions, and COVID-19 response costs.

Due to the COVID-19 pandemic, economic uncertainty, inflation, increases in interest rates, capital markets disruption, which has been significantly impacted by geopolitical instability due to the ongoing military conflict between Russia and Ukraine, and supply chain issues, our business, financial condition and results of operations could be materially adversely affected by any negative impact from these events. We are not aware of any specific event or circumstance that would require an update to our estimates or assumptions or a revision of the carrying value of our assets or liabilities as of December 31, 2023. These estimates and assumptions may change as new events occur and additional information is obtained. As a result, actual results could differ materially from these estimates and assumptions.

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

Recent Accounting Pronouncements

Management has evaluated recent accounting pronouncements through the date of these consolidated financial statements and believes that the following accounting pronouncements that will require disclosure in the Company's financial statements when effective.

On December 14, 2023, the FASB issued ASU 2023-09, Improvement to Income Tax Disclosure (Topic 740) which establishes new income tax disclosure requirements in addition to modifying and eliminating certain existing requirements. Under the new guidance, entities must consistently categorize and provide greater disaggregation of information in the rate reconciliation. The Company must also further disaggregate income taxes paid. The objective of these disclosure requirements is for an entity, particularly an entity operating in multiple jurisdictions, to disclose sufficient information to enable users of financial statements to understand the nature and magnitude of factors contributing to the difference between the effective tax rate and the statutory tax rate. The standard is intended to benefit investors by providing more detailed income tax disclosures that would be useful in making capital allocation decisions. This guidance applies to annual periods beginning after December 15, 2024.

On November 27, 2023, the FASB issued ASU 2023-07 "Segment Reporting (Topic 280): Improvements to reportable segment disclosures." This amendment enhanced disclosures about significant segment expenses.” In addition, the amendments enhance interim disclosure requirements, clarify circumstances in which an entity can disclose multiple segment measures of profit or loss, provide new segment disclosure requirements for entities with a single reportable segment, and contain other disclosure requirements. The purpose of the amendments is to enable “investors to better understand an entity’s overall performance” and assess “potential future cash flows.” We do not believe that the implementation of this amendment will have a material impact on the consolidated financial statements of the Company. This guidance is effective for fiscal years beginning after December 15, 2023.

NOTE 3 - SHORT-TERM INVESTMENTS

The Company’s short-term investments by significant investment category as of December 31, 2023, were as follows:

Description	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Accrued Interest	Estimated Fair Value
Level 1: (1)
Cash alternatives	$76,709	$-	$-	$-	$76,709
Certificates of deposit	7,585,000	5,793	-	104,318	7,695,111
Corporate bonds and notes	-	-	-	-	-
Municipal Securities	-	-	-	-	-
	$7,661,709	$5,793	$-	$104,318	$7,771,820

The Company’s short-term investments by significant investment category as of December 31, 2022, were as follows:

Description	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Accrued Interest	Estimated Fair Value
Level 1: (1)
Cash alternatives	$5,139,940	$22,646	$-	$3,506	$5,166,092
Certificates of deposit	4,950,527	-	(7,691)	14,607	4,957,443
Corporate bonds and notes	-	-	-	-	-
Municipal Securities	-	-	-	-	-
	$10,090,467	$22,646	$(7,691)	$18,113	$10,123,535

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

NOTE 4 – ACCOUNTS RECEIVABLE

Accounts receivable, net consisted of the following on December 31:

	December 31,	December 31,
	2023	2022
Accounts receivable	8,368,279	$11,372,598
Less: allowance for credit losses	(50,032)	(45,354)
	$8,318,247	$11,327,244

The provision for credit losses related to accounts receivable was $4,160 and $29,154 for the years ended December 31, 2023 and 2022, respectively.

NOTE 5 – INVENTORIES

Inventories, net consisted of the following on December 31:

	December 31,	December 31,
	2023	2022
Raw materials	$12,975,235	$9,370,162
Sub-assemblies	454,181	892,123
Work-in-process	344,685	1,343,239
Finished goods	9,824,987	10,357,452
	23,599,088	21,962,976
Less: allowances for obsolete and slow-moving inventories	(1,904,340)	(1,187,610)
	$21,694,748	$20,775,366

NOTE 6 – PROPERTY AND EQUIPMENT

Property and equipment, net consisted of the following on December 31:

	December 31,	December 31,
	2023	2022
Computers and computer equipment	$1,146,490	$825,086
Furniture and office equipment	503,180	469,060
Manufacturing equipment and engineering tools	2,738,520	2,713,137
ERP Financial System	3,081,805	2,585,357
Leasehold improvements	1,045,483	1,036,947
Vehicles	37,746	9,745
	8,553,224	7,639,332
Less: accumulated depreciation and amortization	(6,183,000)	(5,069,208)
	$2,370,224	$2,570,124

During the years ended December 31, 2023 and 2022, the Company incurred $1,035,362 and $987,068 of depreciation and amortization expense related to property and equipment, respectively.

NOTE 7 – LONG LIVED INTANGIBLE ASSETS

Definite lived intangible assets related to acquisitions are as follows as of December 31, 2023:
	Expected Life	Remaining Months	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Customer lists and relationships	36 to 60 months	0 months	$2,084,515	$(2,084,515)	$-
Drawings and technology	36 months	0 months	760,207	(760,207)	-
Trade name, trademarks & other	24 to 36 months	0 months	447,274	(447,274)	-
Non-compete	36 months	0 months	246,797	(246,797)	-
			$3,538,793	$(3,538,793)	$-

Definite lived intangible assets related to acquisitions were as follows as of December 31, 2022:
	Expected Life	Remaining Months	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Customer lists and relationships	36 to 60 months	8 months	$2,084,515	$(2,042,361)	$42,154
Drawings and technology	36 months	0 months	760,207	(760,207)	-
Trade name, trademarks & other	24 to 36 months	0 months	447,274	(447,274)	-
Non-compete	36 months	0 months	246,797	(246,797)	-
			$3,538,793	$(3,496,639)	$42,154

Amortization expense recognized during the years ended December 31, 2023 and 2022, was $42,154 and $63,231, respectively.

NOTE 8 – ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consist of the following on December 31:

	December 31,	December 31,
	2023	2022
Accrued compensation and related liabilities	$1,023,902	$989,478
Deferred revenue	299,514	378,952
Customer deposits	27,447	61,696
Warranty reserve	607,809	584,268
Trade and other taxes	392,336	225,743
Other accrued expenses	851,511	773,732
	$3,202,519	$3,013,869

NOTE 9 – DEBT

Bank Lines of Credit

In April 2022, the Company obtained a domestic revolving line of credit of $2,000,000 with Torrey Pines Bank which was renewed in April 2023, and renews on an annual basis at the current prime rate. To access this line of credit, the Company must maintain cash and investments balances at a minimum of $4,000,000. No balance was outstanding on December 31, 2023 and December 31, 2022, respectively.

Bressner has three revolving lines of credit with German institutions, including Uni Credit Bank AG, Commerzbank AG, and VR Bank, with total availability of up to €2,700,000 (US$2,980,522) as of December 31, 2023. Borrowings under the lines of credit bear interest at a variable rate of Euribor plus a stated rate. The rates as of December 31, 2023, for the lines of credit ranged from 3.1% to 5.62%, with the balances remaining open indefinitely or until occurrence of a defined change of control event. There were no outstanding lines of credit balances as of December 31, 2023 and 2022, respectively.

Foreign Debt Obligations

Bressner had four term loans outstanding as of December 31, 2023, with an aggregate balance outstanding of €1,822,327 (US$2,077,895) as follows:

•
On February 1, 2022, Bressner converted €500,000 of its line of credit from VR Bank into a note payable. On August 1, 2022, this note was extended through February 1, 2023, with accrued interest having been paid current as of the original maturity date. On February 1, 2023, this note was further extended through July 31, 2023, and the interest rate was increased to 4.76%, with accrued interest having been paid current as of February 1, 2023. The balance has been paid in full and there is no outstanding balance as of December 31, 2023. As of December 31, 2022, the balance was €500,000 (US$536,616);
•
On February 16, 2022, Bressner converted €500,000 of its line of credit from UniCredit Bank into a note payable. On August 16, 2022, this note was extended through February 16, 2023, with accrued interest having been paid current as of the original maturity date. On February 16, 2023, this note was further extended through August 16, 2023, and on August 16, 2023, this note was further extended through February 16, 2024, and the interest rate was increased to 5.63%, with accrued interest having been paid current as of August 16, 2023. The outstanding balance as of December 31, 2023 and 2022, was €500,000 (US$551,948) and €500,000 (US$536,616), respectively;
•
On June 18, 2021, Bressner converted €500,000 of its line of credit from UniCredit Bank into a note payable. The note was originally due December 17, 2021, and subsequently extended through June 17, 2022. On June 17, 2022, this note was further extended through December 19, 2022, with accrued interest having been paid current as of the revised maturity date. On December 19, 2022, this note was extended through June 19, 2023. However, on June 19, 2023, this note was further extended through December 19, 2023, and the interest rate was increased to 5.80%, with accrued interest having been paid current as of June 19, 2023. On December 29, 2023, this note was further extended through June 19, 2024, with accrued interest having been paid current as of December 19, 2023. The balance outstanding on the new note as of December 31, 2023 and 2022, was €500,000 (US$551,948) and €500,000 (US$536,616) respectively;

•
On April 9, 2021, Bressner converted €500,000 of its line of credit from Commerzbank AG into a note payable. The note was due on September 30, 2021, with a payment of principal and interest due upon maturity. This loan was paid in full on September 30, 2021, with proceeds from a new note with similar terms. This new note had an original maturity date of June 30, 2022; however, on September 30, 2022, this note was further extended through March 31, 2023, with accrued interest having been paid current as of the revised maturity date. On March 30, 2023, this note was further extended through September 29, 2023, and the interest rate was increased to 4.60%, with accrued interest having been paid current as of March 30, 2023. On September 29, 2023, this note was further extended through March 28, 2024, and the interest rate was increased to 5.75%, with accrued interest having been paid current as of September 19, 2023. The balance outstanding on the new note as of December 31, 2023 and 2022, was €500,000 (US$551,949), and €500,000 (US$536,616), respectively; and
•
On June 30, 2022, Bressner borrowed €1,500,000 (US$1,468,173) from Commerzbank AG, which bears interest at 2.55%, is due in June 2024, and is repayable in twenty-four monthly installments, with payments beginning July 31, 2022. The balance outstanding as of December 31, 2023 and 2022, was €382,327 (US$422,050) and €1,132,356 (US$1,215,279), respectively. This loan is collateralized by accounts receivable attributable to a specific customer.

A summary of outstanding debt obligations as of December 31, 2023, are as follows:

Loan Description	Current Interest Rate	Maturity Date	Balance (Euro)	Balance ($)	Current Portion	Long-term Portion
Foreign:
Commerzbank AG	2.550%	June-24	€382,327	$422,050	$422,050	$-
Commerzbank AG	5.750%	March-24	500,000	$551,949	551,949	-
Uni Credit Bank AG	5.630%	February-24	500,000	$551,948	551,948	-
Uni Credit Bank AG	5.800%	June-24	500,000	$551,948	551,948	-
			€1,882,327	$2,077,895	$2,077,895	$-

NOTE 10 – STOCKHOLDERS’ EQUITY

The Company’s amended and restated certificate of incorporation, filed with the Delaware Secretary of State on December 14, 2017, authorizes the Company to issue 10,000,000 shares of preferred stock and 50,000,000 shares of common stock.

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

S-3 Registration Statement

On August 18, 2023, the Company filed with the Securities and Exchange Commission a Registration Statement on Form S-3 in which the Company may offer up to $100,000,000 in aggregate dollar amount of shares of our common stock; preferred stock; debt securities; warrants to purchase our common stock, preferred stock or debt securities; subscription rights to purchase our common stock, preferred stock or debt securities; and/or units consisting of some or all of these securities, in any combination, together or separately, in one or more offerings, in amounts, at prices and on the terms that we will determine at the time of the offering and which will be set forth in a prospectus supplement and any related free writing prospectus.

Pursuant to General Instruction I.B.6 of Form S-3, in no event will we sell securities pursuant to this registration statement with a value more than one-third of the aggregate market value of our common stock held by non-affiliates in any 12-month period, so long as the aggregate market value of our common stock held by non-affiliates is less than $75.0 million. In the event that subsequent to the effective date of this registration statement, the aggregate market value of our outstanding common stock held by non-affiliates equals or exceeds $75.0 million, then the one-third limitation on sales shall not apply to additional sales made pursuant to this registration statement. We have not sold any securities pursuant to General Instruction I.B.6 of Form S-3 during the 12 calendar months prior to, and including, the date of filing this Annual Report.

S-8 Registration Statement

On August 18, 2023, the Company filed a Registration Statement on Form S-8 for the purpose of registering an aggregate of 835,715 shares of its common stock, consisting of (i) 400,000 shares of common stock issuable upon the exercise of non-qualified stock options granted to Michael Knowles, the Company’s recently-appointed President and Chief Executive Officer, on June 5, 2023; (ii) 400,000 shares issuable upon vesting and settlement of RSUs granted to Mr. Knowles on June 5, 2023; and (iii) 35,715 shares issuable upon vesting and settlement of RSUs granted to Robert Kalebaugh, the Company’s recently-appointed Vice President of Sales, on July 17, 2023.

The Inducement Grants were granted outside of the Company’s 2017 Equity Incentive Plan, as amended, as an inducement material to Messrs. Knowles and Kalebaugh entering into employment with the Company, were unanimously approved by the Company’s Board of Directors, and were issued pursuant to the “inducement” grant exception under Nasdaq Listing Rule 5635(c)(4).

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

On May 19, 2021, the Company’s stockholders approved the Company’s proposal to increase the number of shares authorized for issuance under the 2017 Plan from 1,500,000 shares to 3,000,000 shares of common stock of the Company pursuant to the terms and conditions of the 2017 Plan. The amendment took effect upon receipt of stockholder approval. As of December 31, 2023, the Company had 32,952 shares of common stock remaining for issuance under the 2017 Plan.

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

A summary of stock option activity under the plans during the years ended December 31, 2023 and 2022, are as follows:

	Stock Options Outstanding
	Number of Underlying Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding on January 1, 2022	1,025,499	$2.01	6.35	$3,014,448
Granted	-	$-	-	$-
Forfeited / Canceled	(1,000)	$2.43	-	$-
Exercised	(53,819)	$0.78	-	$-
Outstanding on December 31, 2022	970,680	$2.07	5.61	$988,197
Granted	400,000	$2.95	-	$-
Forfeited / Canceled	(8,250)	$2.49	-	$-
Exercised	(38,670)	$0.63	-	$-
Outstanding on December 31, 2023	1,323,760	$2.37	4.06	$169,802
Exercisable on December 31, 2023	923,760	$2.12	1.73	$169,802
Vested and expected to vest on December 31, 2023	923,760	$2.12	1.73	$169,802

The following table summarizes information about common stock options outstanding as of December 31, 2023:

		Stock Options Outstanding			Stock Options Exercisable
Plan	Exercise Price Range	Number of Shares Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number of Shares Exercisable	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
2011	$0.46-$0.80	40,000	0.54	$0.46	40,000	0.54	$0.46
2015	$1.08-$1.95	324,485	2.30	$1.78	324,485	2.30	$1.78
2017	$2.14-$4.09	559,275	1.48	$2.44	559,275	1.48	$2.44
Incentive options issued outside of Plans	$2.95	400,000	9.43	$2.95	-	-	$-
		1,323,760			923,760

The following table presents details of the assumptions used to calculate the weighted-average grant date fair value of common stock options granted by the Company. There were no options granted during the year ended December 31, 2022.

	For the Year Ended December 31,
	2023	2022
Expected term (in years)	6.16	-
Expected volatility	72.73%	0.00%
Risk-free interest rate	3.79%	0.00%
Weighted average grant date fair value per share	$2.95	$-
Grant date fair value of options vested	$927,447	$839,409
Intrinsic value of options exercised	$48,361	$119,833

As of December 31, 2023, the amount of unearned stock-based compensation estimated to be expensed through 2027 related to unvested common stock options is $682,474, net of estimated forfeitures. The weighted-average period over which the unearned stock-based compensation is expected to be recognized is 1.96 years.

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

Exercise of Stock Options

During the year ended December 31, 2023, the Company issued 38,670 shares of common stock upon exercise of outstanding stock options for proceeds of $24,224 in cash.

During the year ended December 31, 2022, the Company issued 53,819 shares of common stock upon exercise of outstanding stock options for proceeds of $42,162 in cash related to the exercise of employee and director stock options.

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

The Company’s restricted stock unit activity for the years ended December 31, 2023 and 2022, was as follows:

	Restricted Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value
Unvested on January 1, 2022	604,800	$4.30
Granted	684,300	$3.90
Vested	(379,655)	$4.15
Canceled	(1,938)	$5.02
Unvested on December 31, 2022	907,507	$4.05
Granted	925,243	$2.80
Vested	(647,943)	$3.94
Canceled	(91,318)	$4.30
Unvested on December 31, 2023	1,093,489	$3.04

During the years ended December 31, 2023 and 2022, the Company issued 510,053 and 222,130 restricted stocks units, net of 207,412 and 88,838 units, respectively, which were retained for income tax purposes. As of December 31, 2023, there was $2,609,239 of unrecognized compensation cost related to unvested restricted stock units which is expected to be recognized over a weighted average period of 1.45 years.

Stock-based compensation expense for the years ended December 31, 2023 and 2022, was comprised of the following:

	For the Year Ended December 31,
Stock-based compensation classified as:	2023	2022
General and administrative	$1,452,774	$1,111,129
Production	305,763	269,079
Marketing and selling	322,854	396,187
Research and development	263,967	214,722
	$2,345,358	$1,991,117

Warrants

The following table summarizes the Company’s warrant activity during the years ended December 31, 2023 and 2022:

	Number of Warrants	Weighted Average Exercise Price
Warrants outstanding on January 1, 2022	451,112	$5.37
Warrants granted	-	$-
Warrants exercised	-	$-
Warrants outstanding on December 31, 2022	451,112	$5.37
Warrants granted	-	$-
Warrants expired	(380,000)	$6.00
Warrants exercised	(28,090)	$1.78
Warrants outstanding on December 31, 2023	43,022	$2.15

NOTE 11 – EMPLOYEE BENEFIT PLAN

The Company has a 401(k) retirement plan. Under the terms of the plan, eligible employees may defer up to 20% of their pre-tax earnings, subject to the Internal Revenue Service annual contribution limit. Additionally, the plan allows for discretionary matching contributions by the Company. Typically, the matching contributions are 100% of the employee's contribution up to a maximum of 5% of the employee’s annual compensation. During the years ended December 31, 2023 and 2022, the Company contributed $177,399 and $367,124, respectively to the 401(k) Plan. As of August 2023, the Company temporary suspended contributions to the plan through the end of the year with reinstatement beginning in January 2024.

Bressner has an occupational retirement provision for their employees in Germany, which supplements the statutory pension insurance. Currently, this program allows employees to contribute at a maximum 564 Euros per month with the employer match of up to 50% to the employees’ insurance retirement fund. During the years ended December 31, 2023 and 2022, the Company contributed $102,654 and $57,605, respectively.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

Legal

We are subject to litigation, claims, investigations, and audits arising from time to time in the ordinary course of our business. When applicable, we record accruals for contingencies when it is probable that a liability will be incurred, and the amount of loss can be reasonably estimated. While the outcome of lawsuits and other proceedings against us cannot be predicted with certainty, in our opinion, individually or in the aggregate, no such lawsuits are expected to have a material effect on our consolidated financial position or results of operations.

Guarantees and Indemnities

The Company has made certain indemnities, under which it may be required to make payments to an indemnified party, in relation to certain transactions. The Company indemnifies its directors, officers, employees and agents to the maximum extent permitted under the laws of the State of Delaware. In connection with its facility lease, the Company has indemnified its lessor for certain claims arising from the use of the facilities. Also, in connection with the terms of Bressner’s credit agreements (Note 9), Bressner alone has agreed to indemnify its lenders and others related to the use of the proceeds and other matters. The duration of the indemnities varies, and in many cases are indefinite. These indemnities do not provide for any limitation of the maximum potential future payments the Company could be obligated to make. Historically, the Company has not been obligated to make any payments for these obligations and no liabilities have been recorded for these indemnities in the accompanying consolidated balance sheets.

Purchase Commitments

In the normal course of business, the Company may enter into purchase commitments for inventory components to be delivered based upon non-cancellable, pre-established, delivery schedules that are over a period that may exceed one year. Total non-cancellable open purchase orders as of December 31, 2023, were approximately $4,749,408 and are expected to be delivered in 2024.

N0TE 13 - LEASES

Leases

The Company leases its offices, manufacturing, and warehouse facility in San Diego County under a non-cancellable operating lease. Our corporate headquarters are in a leased space comprising of approximately 29,342 square feet in Escondido, California under leases that were modified and extended in September 2023 and expires in August 2030. The Company also leases a 3,208 square foot facility in Salt Lake City, Utah expiring in June 2025, that houses our Ion software development team. Additionally, we lease a 1,632 square foot facility located in Anaheim, California, with the lease expiring in June 2025. Both the Utah and Anaheim leases expired in June 2023 and were renewed for two-year periods on similar terms. The Bressner leases space comprising of 11,836 square feet on a month-to-month basis. For the years ended December 31, 2023 and 2022, rent expense was $676,204 and $684,224, respectively.

In addition to leases for physical facilities the Company also leases certain office equipment and vehicles. For the years ended December 31, 2023 and 2022, lease expenses, excluding office leases, was $99,224 and $59,846, respectively.

Other information related to leases as of the year ended December 31, 2023 and 2022 are as follows:

	For the Year Ended December 31,
	2023	2022
Operating lease expense	$676,204	$644,120
Total lease expense	$676,204	$644,120

Cash paid for amounts included in the measurement of operating lease liabilities:
Operating cash flows from operating leases	$551,344	$636,990

Right-of-use assets obtained in exchange for new operating lease liabilities	$1,590,568	-
Operating lease obligation for new operating leases	$1,446,865	-

Weighted-average remaining lease term - operating leases	73.0 months	20.2 months
Weighted-average discount rate - operating leases	13.6%	12.8%

The following table presents maturity of the Company's operating lease liabilities as of December 31, 2023:

Year	Operating Leases
2024	$611,381
2025	467,325
2026	405,200
2027	403,771
2028	419,922
Thereafter	735,529
Total lease payments	3,043,128
Less: Amount representing interest	(886,666)
Present value of lease payment	2,156,462
Less: current portion of operating lease obligation	(390,926)
Operating lease obligation, net of current portion	$1,765,536

NOTE 14 – RELATED PARTY TRANSACTIONS

The Company has appointed certain stockholders to the Board of Directors. Director fees paid by the Company, including stock-based compensation, for the years ended December 31, 2023 and 2022, totaled $444,403 and $528,146, respectively, and are included in general and administrative expenses in the accompanying consolidated statements of operations.

NOTE 15 – INCOME TAXES

For the years ended December 31, 2023 and 2022, pre-tax (loss) income was attributed to the following jurisdictions:

	For the Year Ended December 31,
	2023	2022
Domestic operations	$(9,194,652)	$(292,325)
Foreign operations	3,405,604	2,486,867
(Loss) income before taxes	$(5,789,048)	$2,194,542

The components of the tax provision for income taxes are as follows:

	For the Year Ended December 31,
	2023	2022
Current:
Federal	$24,641	$-
State	23,153	29,695
International	974,830	612,198
	1,022,624	641,893
Deferred:
Federal	(95,496)	2,345,612
State	-	1,436,092
International	-	-
	(95,496)	3,781,704
Total provision for income taxes	$927,128	$4,423,597

Taxes on income vary from the statutory federal income tax rate applied to earnings before tax on income as follows:

	For the Year Ended December 31,
	2023	2022
Provision at federal statutory rates (21% applied to earnings before income taxes)	$(1,215,486)	$461,219
State income taxes, net of federal benefit	(252,544)	21,044
Other permanent items	(60,372)	(78,847)
Stock based compensation	85,990	31,815
Goodwill impairment	704,987	-
Research and development credits	800,550	60,734
Amortization of intangibles	-	7,410
Change in reserve for uncertain tax positions	(338,894)	(26,307)
Change in valuation allowance	984,921	3,805,149
Other	217,976	141,380
	$927,128	$4,423,597

Deferred income tax assets and liabilities arising from differences accounting for financial statement purposes and tax purposes, less valuation reserves at yearend are as follows:

	For the Year Ended December 31,
	2023	2022
Deferred tax assets:
Reserves	$59,564	$58,789
Deferred compensation	139,805	150,681
Stock compensation	295,392	395,198
Deferred revenue	87,770	109,361
Inventories	617,929	221,323
Credits and loss carryforward	3,102,512	3,412,820
Capitalized research and experimental expenditures	1,206,082	700,920
Lease liabilities	528,698	181,177
Total deferred tax assets before valuation allowance	6,037,752	5,230,269
Deferred tax liabilities:
Property and equipment	(373,645)	(338,739)
Intangible assets	-	(641,493)
Other	(305,036)	(308,047)
ROU assets	(464,187)	(126,016)
Total deferred tax liabilities	(1,142,868)	(1,414,295)
Net deferred tax assets before valuation allowance	4,894,884	3,815,974
Valuation allowance	(4,939,557)	(3,954,636)
Net deferred tax liabilities	$(44,673)	$(138,662)

The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those differences become deductible. Management considers the scheduled reversals of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. As of the year ended December 31, 2023, Management believes that it is not more likely than not that the Company will realize the benefits of the net deferred tax assets and has recorded a valuation allowance against its US deferred tax assets.

The Company files income tax returns in the U.S. federal jurisdiction, Arizona, Arkansas, California, Florida, Idaho, Massachusetts, Texas, and Utah and Germany and has open tax statutes for U.S. federal taxes for the years ended December 31, 2020 through 2023. For California, the open tax statutes are for years December 31, 2019 through 2023, and for Germany, the open years include December 31, 2021 through 2023.

The Company had Federal net operating loss ("NOL") carryforwards as of December 31, 2023, of approximately $3,982,000. The Company may use these NOL carryforwards indefinitely to offset 80% of Federal taxable income in future years. In addition, the Company has state NOL carryforwards of $6,092,000. State NOLs will carryforward through at least 2040 and may be used to offset future state taxable income.

As of December 31, 2023 and 2022, the Company had $1,525,000 and $1,619,000 respectively, of federal tax credit carryforwards which begin to expire in 2026 and state credit carryforwards of $1,000,000 and $1,700,000, respectively, which carryforward indefinitely. The Company completed an analysis of historical R&D credits and recorded an adjustment to reduce the carryforwards during 2023.

As of December 31, 2023, unrecognized tax benefits associated with uncertain tax positions was $819,280, of which $20,200 is included in other accrued expenses and other liabilities, while $774,090 is included as a direct reduction on the net deferred tax assets on the accompanying consolidated balance sheets. If recognized, this would affect the Company’s effective tax rate.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Unrecognized tax benefits balance on December 31, 2021	$1,242,717
Gross increases for tax positions of the prior year	25,158
Gross decrease for tax positions of the current year	(49,479)
Unrecognized tax benefits balance on December 31, 2022	1,218,396
Gross increases for tax positions of the prior year	55,431
Gross decrease for tax positions of the current year	(505,258)
Gross increases for tax positions of the current year	50,711
Unrecognized tax benefits balance on December 31, 2023	$819,280

NOTE 16 –NET LOSS PER SHARE

Basic and diluted net loss per share was calculated as follows for the years ended December 31, 2023 and 2022:

	For the Year Ended December 31,
	2023	2022
Basic and diluted net (loss) income per share:
Numerator:
Net loss	$(6,716,176)	$(2,229,055)
Denominator:
Weighted average common shares outstanding - basic	20,854,777	19,730,698
Effect of dilutive securities	-	-
Weighted average common shares outstanding - diluted	20,854,777	19,730,698
Net loss per common share:
Basic	$(0.32)	$(0.11)
Diluted	$(0.32)	$(0.11)

NOTE 17 – SEGMENT AND GEOGRAPHIC INFORMATION

The Company operates in two reportable segments: OSS design and manufactures high-performance customized computers and flash arrays, in-flight entertainment & connectivity. Bressner operates as a system integrator with standard and custom all-in-one hardware systems and components for many kinds of industrial environments. They also serve as a channel for OSS products sold into European and Middle East markets. The Company evaluates financial performance on a Company-wide basis.

Segment detail for the years ended December 31, 2023 and 2022, is as follows:

	For the Year Ended December 31, 2023			For the Year Ended December 31, 2022
	OSS	Bressner	Total	OSS	Bressner	Total
Revenues	$28,809,887	$32,086,910	$60,896,797	$43,286,715	$29,134,630	$72,421,345
Cost of revenues	(18,544,901)	(24,397,274)	(42,942,175)	(29,142,852)	(22,880,884)	(52,023,736)
Gross profit	10,264,986	7,689,636	17,954,622	14,143,863	6,253,746	20,397,609
Gross profit %	35.6%	24.0%	29.5%	32.7%	21.5%	28.2%
Total operating expenses	(21,742,021)	(4,135,754)	(25,877,775)	(15,182,546)	(3,646,735)	(18,829,281)
(Loss) income from operations	$(11,477,035)	$3,553,882	$(7,923,153)	$(1,038,683)	$2,607,011	$1,568,328

Revenue from customers with non-U.S. billing addresses represented approximately 65% and 69% of the Company’s revenue for the years ended December 31, 2023 and 2022, respectively.

As of December 31, 2023, substantially all the Company’s long-lived assets were located in the United States of America, with the exception of assets of $345,898 located in Germany.

NOTE 18 – SUBSEQUENT EVENTS

The Company’s management has evaluated subsequent events after the consolidated balance sheet dated as of December 31, 2023, through the date of filing of this Annual Report. Based upon the evaluation, management has determined that, other than as disclosed in the accompanying notes, no subsequent events have occurred that would require recognition in the accompanying consolidated financial statements or disclosure in the notes thereto.

The €500,000 note payable to UniCredit Bank AG, which accrued interest at a rate of 5.63% and was scheduled to mature in February 2024, was paid in full February 16, 2024, and was not replaced.

Exhibit Index

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1	Agreement and Plan of Merger and Reorganization, dated August 22, 2018, with Concept Development Inc.	8-K	001-38371	2.1	September 6, 2018

2.2	Share Purchase Agreement, dated October 31, 2018, with Bressner Technology GmbH.	8-K	001-38371	2.1	November 6, 2018

3.1	Bylaws, as amended (currently in effect).	8-K	001-38371	3.2	February 6, 2018

3.2	Amended and Restated Certificate of Incorporation (currently in effect).	8-K/A	001-38371	3.1	March 21, 2018

3.3	Certificate of Amendment to the Amended and Restated Bylaws of the Company, dated April 7, 2023.	8-K	001-38371	3.1	April 7, 2023

4.1	Description of Capital Stock	10-K	001-38371	4.1	March 24, 2022

10.1+	One Stop Systems, Inc. 2000 Stock Option Plan and related form agreements.	S-1	333-222121	10.2	December 18, 2017

10.2+	One Stop Systems, Inc. 2011 Stock Option Plan and related form agreements.	S-1	333-222121	10.3	December 18, 2017

10.3+	One Stop Systems, Inc. 2015 Stock Option Plan and related form agreements.	S-1	333-222121	10.4	December 18, 2017

10.4+	One Stop Systems, Inc. 2017 Stock Equity Incentive Plan and related form agreements.	S-1	333-222121	10.5	December 18, 2017

10.5+	Form of Indemnification Agreement between One Stop Systems, Inc. and each its directors and executive officers.	S-1/A	333-222121	10.1	January 16, 2018

10.7	Lease Agreement dated October 21, 2004, as amended.	S-1/A	333-222121	10.9	January 16, 2018

10.8+	Amendment No. 1 to the 2017 Stock Equity Incentive Plan.	8-K	001-38371	10.2	June 25, 2020

10.9+	Employment Agreement between One Stop Systems, Inc., and David Raun, dated June 24, 2020.	8-K	001-38371	10.1	June 25, 2020

10.10+	Amendment No. 2 to the 2017 Stock Equity Incentive Plan.	10-Q	001-38371	10.7	August 12, 2021

10.11+	Amended and Restated Employment Agreement between One Stop Systems, Inc. and David Raun, dated April 3, 2023.	8-K	001-38371	10.1	April 7, 2023

81

10.12+	Executive Employment Agreement between One Stop Systems, Inc. and Michael Knowles, executed May 16, 2023.	8-K	001-38371	10.1	May 22, 2023

10.13+	Executive Employment Agreement between One Stop Systems, Inc. and John Morrison, executed June 1, 2023.	8-K	001-38371	10.1	June 7, 2023

10.14+	Executive Employment Agreement between One Stop Systems, Inc. and Jim Ison, executed June 4, 2023.	8-K	001-38371	10.2	June 7, 2023

10.15	Eleventh Amendment to Lease Agreement, dated September 1, 2023.					X

19.1	One Stop Systems, Inc. Insider Trading Policy					X

21.1	Company Organizational Structure	10-K	001-38371	21.1	March 23, 2023

23.1	Haskell & White Consent					X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					*

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					*

97.1+	One Stop Systems, Inc. Compensation Recovery Policy					X

101 INS	Inline XBRL Instance Document with Embedded Linkbase Documents					**

101 SCH	Inline XBRL Taxonomy Extension Schema Document					**

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101 attachments)					**

82

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

ONE STOP SYSTEMS, INC.
Date: March 21, 2024	By:	/s/ Michael Knowles
Michael Knowles
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Michael Knowles	President and Chief Executive Officer (Principal Executive Officer) and Director	March 21, 2024
Michael Knowles
/s/ John W. Morrison Jr.	Chief Financial Officer (Principal Accounting and Financial Officer)	March 21, 2024
John W. Morrison Jr.

/s/ Kenneth Potashner	Chairman	March 21, 2024
Kenneth Potashner

/s/ David Raun	Director	March 21, 2024
David Raun

/s/ Kimberly Sentovich	Director	March 21, 2024
Kimberly Sentovich

/s/ Mike Dumont	Director	March 21, 2024
Mike Dumont

/s/ Mitchell Herbets	Director	March 21, 2024
Mitchell Herbets

/s/ Joseph Manko, Jr.	Director	March 21, 2024
Joseph Manko, Jr.

/s/ Gioia Messinger	Director	March 21, 2024
Gioia Messinger

/s/ Greg Matz	Director	March 21, 2024
Greg Matz

84