Form 10-Q
period 2024-03-31
ONE STOP SYSTEMS, INC.
filed 2024-05-09
CIK 1394056

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of April 30, 2024, the registrant had 20,916,790 shares of common stock (par value $0.0001) outstanding.

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

This Quarterly Report on Form 10-Q for the three month period ended March 31, 2024 (this "Quarterly Report"), should be read in conjunction with our audited financial statements for the year ended December 31, 2023, included in our Annual Report on Form 10-K, filed with the SEC on March 21, 2024.

The results of operations for the three month period ended March 31, 2024, are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2024.

ONE STOP SYSTEMS, INC. (OSS)

CONSOLIDATED BALANCE SHEETS

	Unaudited	Audited
	March 31,	December 31,
	2024	2023
ASSETS
Current assets
Cash and cash equivalents	$6,904,102	$4,048,948
Short-term investments (Note 3)	5,955,248	7,771,820
Accounts receivable, net (Note 4)	7,406,766	8,318,247
Inventories, net (Note 5)	21,483,812	21,694,748
Prepaid expenses and other current assets	832,049	611,066
Total current assets	42,581,977	42,444,829
Property and equipment, net	2,245,647	2,370,224
Operating lease right-of use assets	1,817,582	1,922,784
Deposits and other	38,093	38,093
Deferred tax asset, net	140,848	-
Goodwill	1,489,722	1,489,722
Total Assets	$48,313,869	$48,265,652

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$2,671,483	$1,201,781
Accrued expenses and other liabilities (Note 6)	3,807,045	3,202,519
Current portion of operating lease obligation (Note 9)	413,679	390,926
Current portion of notes payable (Note 7)	1,357,201	2,077,895
Total current liabilities	8,249,408	6,873,121
Deferred tax liability, net	-	44,673
Operating lease obligation, net of current portion (Note 9)	1,693,542	1,765,536
Total liabilities	9,942,950	8,683,330
Commitments and contingencies (Note 9)
Stockholders’ equity
Common stock, $0.0001 par value; 50,000,000 shares authorized; 20,873,070 and 20,661,341 shares issued and outstanding, respectively	2,087	2,066
Additional paid-in capital	47,613,366	47,323,673
Accumulated other comprehensive income	513,815	675,310
Accumulated deficit	(9,758,349)	(8,418,727)
Total stockholders’ equity	38,370,919	39,582,322
Total Liabilities and Stockholders' Equity	$48,313,869	$48,265,652

See accompanying notes to unaudited consolidated financial statements

ONE STOP SYSTEMS, INC. (OSS)

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31,
	2024	2023
Revenue:
Product	$12,287,046	$16,388,684
Customer funded development	364,740	393,210
	12,651,786	16,781,894
Cost of revenue:
Product	8,818,756	11,416,539
Customer funded development	109,737	294,593
	8,928,493	11,711,132
Gross profit	3,723,293	5,070,762
Operating expenses:
General and administrative	2,094,317	2,285,101
Marketing and selling	1,920,113	1,786,681
Research and development	970,877	1,195,328
Total operating expenses	4,985,307	5,267,110
Loss from operations	(1,262,014)	(196,348)
Other income (expense), net:
Interest income	141,725	110,266
Interest expense	(35,342)	(32,705)
Other Income (expense), net	7,278	(20,223)
Total other income, net	113,661	57,338
Loss before income taxes	(1,148,353)	(139,010)
Provision for income taxes	191,269	261,502
Net loss	$(1,339,622)	$(400,512)

Net loss per share:
Basic	$(0.06)	$(0.02)
Diluted	$(0.06)	$(0.02)

Weighted average common shares outstanding:
Basic	20,709,234	20,251,509
Diluted	20,709,234	20,251,509

See accompanying notes to unaudited consolidated financial statements

ONE STOP SYSTEMS, INC. (OSS)

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	For the Three Months Ended March 31,
	2024	2023
Net loss	$(1,339,622)	$(400,512)
Other comprehensive (loss) income:
Net unrealized (loss) income on short-term investments	(5,208)	13,945
Currency translation adjustment	(156,287)	339,090
Total other comprehensive (loss) income	(161,495)	353,035
Comprehensive loss	$(1,501,117)	$(47,477)

See accompanying notes to unaudited consolidated financial statements

ONE STOP SYSTEMS, INC. (OSS)

UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the Three Months Ended March 31, 2024

	Common Stock			Accumulated Other	Accumulated	Total
	Shares	Amount	Additional Paid-in-Capital	Comprehensive income	(Deficit) Earnings	Stockholders' Equity
Balance, January 1, 2024	20,661,341	$2,066	$47,323,673	$675,310	$(8,418,727)	39,582,322
Stock-based compensation	-	-	408,740	-	-	408,740
Exercise of stock options, RSU's and warrants	211,729	21	127,329	-	-	127,350
Taxes paid on net issuance of employee stock options	-	-	(246,376)	-	-	(246,376)
Currency translation adjustment	-	-	-	(156,287)	-	(156,287)
Net unrealized loss on short-term investments	-	-	-	(5,208)	-	(5,208)
Net loss	-	-	-	-	(1,339,622)	(1,339,622)
Balance, March 31, 2024	20,873,070	$2,087	$47,613,366	$513,815	$(9,758,349)	$38,370,919

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

See accompanying notes to unaudited consolidated financial statements

ONE STOP SYSTEMS, INC. (OSS)

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(1,339,622)	$(400,512)
Adjustments to reconcile net loss to net cash provided by operating activities:
Deferred income taxes	(188,674)	-
Disposal (Gain) on disposal of property and equipment	354	(43,243)
Provision for bad debt	-	30,000
Warranty reserves	(15,000)	591
Amortization of intangibles	-	15,808
Depreciation	289,547	256,465
Amortization of right-of-use assets	100,138	118,530
Inventory reserves	94,063	173,970
Stock-based compensation expense	408,740	474,209
Changes in operating assets and liabilities:
Accounts receivable	842,057	1,628,801
Inventories	(66,013)	(2,909,978)
Prepaid expenses and other current assets	(224,116)	(938,797)
Accounts payable	1,486,003	1,097,691
Accrued expenses and other liabilities	700,042	658,543
Operating lease liabilities	(44,141)	(138,115)
Net cash provided by operating activities	2,043,378	23,963

Cash flows from investing activities:
Redemption of short-term investment grade securities	1,811,364	918,609
Purchases of property and equipment, including capitalization of labor costs for test equipment and ERP	(167,168)	(85,085)
Net cash provided by investing activities	1,644,196	833,524

Cash flows from financing activities:
Proceeds from exercise of stock options and warrants	127,350	-
Payment of payroll taxes on net issuance of employee stock options	(246,376)	(326,534)
Proceed on borrowing of notes payable	-	-
Repayments on notes payable	(680,948)	(199,399)
Net cash (used in) financing activities	(799,974)	(525,933)

Net change in cash and cash equivalents	2,887,600	331,554
Effect of exchange rates on cash	(32,446)	26,310
Cash and cash equivalents, beginning of period	4,048,948	3,112,196
Cash and cash equivalents, end of period	$6,904,102	$3,470,060

See accompanying notes to unaudited consolidated financial statements

ONE STOP SYSTEMS, INC. (OSS)

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

	For the Three Months Ended March 31,
	2024	2023
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$35,342	$32,705
Cash paid during the period for income taxes	$74,223	$21,171

Supplemental disclosure of non-cash flow transactions:
Reclassification of inventories to property and equipment	$-	$25,797

See accompanying notes to unaudited consolidated financial statements

ONE STOP SYSTEMS, INC. (OSS)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Month Periods Ended March 31, 2024 and 2023

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

The Company completed and fulfilled all of the outstanding orders associated with its long-term media and entertainment customer during the year ended December 31, 2023, and does not anticipate further business from this customer in the future. This resulted from an acceleration in the customer’s investment in cloud technology and a drive towards less intelligent compute capability at the edge to reduce the costs of their componentry. This customer’s transition to cloud solutions had a negative impact on the Company’s results of operations for the year ended December 31, 2023.

With the Company's shifted focus to the development and sale of AI Transportables, we have significantly increased our efforts to penetrate the military and defense sectors in particular. With the recent hiring of Michael Knowles and Robert Kalebaugh, each of whom has extensive experience in contracting in the defense industry, as our new president and chief executive officer, and vice president of sales, respectively, we have further increased our emphasis and focus on the pursuit of revenue opportunities with major defense contractors and the military.

The lingering negative impacts of the COVID-19 pandemic and the impact on the global economy and capital markets resulting from the geopolitical instability caused in part by the ongoing military conflict between Russia and Ukraine and Israel and Hamas, including inflation and Federal Reserve and European Central Bank interest rate increases, have contributed to global supply chain issues and economic uncertainty, which has negatively affected our operations. The risk of a recession in the U.S. remains elevated and volatility and recessionary conditions in Europe, and in particular in Germany, are expected to remain a concern for the near term. As a result of the foregoing, there is continued economic uncertainty and volatility in the capital markets in the near term that could negatively affect our operations.

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

These global issues and concerns regarding general economic decline or recession are impacting our business as well as some of our customers, who are continuing to experience downturns or uncertainty in their own business operations and revenue, and as a result, these customers may need to decrease or delay their technology spending, request pricing concessions or payment extensions, or seek to renegotiate their contracts. During the quarter ended March 31, 2024, the Company experienced delays in orders due to certain customers’ funding or program delays. If such decreases in orders or postponements continue in the future, or we experience cancellations of orders, our operating results will be further impacted, and our revenues may decline in future periods.

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

As a result of these global issues, as well as other factors discussed in these notes, it has been difficult to accurately forecast our revenues or financial results, especially given the near and long-term impacts of the economic and geopolitical issues, inflation, the Federal Reserve and European Central Bank interest rate increases and the potential for recession in both the United States and Germany. In addition, while the potential impact and duration of these issues on the economy and our business may be difficult to assess or predict, these world events have resulted in, and may continue to result in, significant disruption of global financial markets, and may reduce our ability to access additional capital, which could negatively affect our liquidity in the future. Our results of operations could be materially below our forecasts as well, which could adversely affect our results of operations, disappoint analysts and investors, or cause our stock price to decline.

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

The unaudited consolidated financial statements herein have been prepared by the Company pursuant to the rules and regulations of the SEC. The accompanying interim unaudited consolidated financial statements have been prepared under the presumption that users of the interim financial information have either read or have access to the audited consolidated financial statements for the latest year ended December 31, 2023.

Accordingly, note disclosures which would substantially duplicate the disclosures contained in the December 31, 2023 audited consolidated financial statements have been omitted from these interim unaudited consolidated financial statements. The Company’s management has evaluated all subsequent events and transactions through the date of filing this Quarterly Report.

In the opinion of management, all adjustments considered necessary for a fair presentation have been included in the accompanying condensed consolidated financial statements. For further information, refer to the audited consolidated financial statements and notes for the year ended December 31, 2023, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 21, 2024.

Reclassifications

Certain prior year amounts have been reclassified to conform with the current year presentation. In the current year, the Company began disclosing as a separate component of revenue and cost of sales, the amounts related to customer funded development revenue and costs. Customer funded development is revenue from customers for which the Company's performance obligations are satisfied over time and for which the customer receives benefits as the Company performs. Products revenue performance obligations are typically satisfied at a point in time, predominately upon shipment.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of OSS, which include the operating results of its wholly owned subsidiary, OSS GmbH, and its wholly owned subsidiary Bressner. Intercompany balances and transactions have been eliminated in consolidation.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

There have been no changes to our accounting policies disclosed in our audited consolidated financial statements and the related notes for the year ended December 31, 2023.

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

On an ongoing basis, our management evaluates these estimates and assumptions, including those related to determination of standalone selling prices of our products and services, allowance for credit losses and sales reserves, income tax valuations, stock-based compensation, goodwill, intangible assets and inventory valuations and recoverability. We base our estimates on historical data and experience, as well as various other factors that our management believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities.

Due to the lingering effects of the COVID-19 pandemic, Ukraine war, the escalating conflicts in the middle east, inflationary pressures, other macroeconomic factors and the loss of our media and entertainment customer, there has been uncertainty and disruption in the global economy, financial markets and our ongoing operations. We are not aware of any specific event or circumstance that would require an update to our estimates or assumptions or a revision of the carrying value of our assets or liabilities as of the date of this Quarterly Report. These estimates and assumptions may change as new events occur and additional information is obtained. As a result, actual results could differ materially from these estimates and assumptions.

Recent Accounting Pronouncements

On November 27, 2023, the FASB issued ASU 2023-07 "Segment Reporting (Topic 280): Improvements to reportable segment disclosures." This amendment enhanced disclosures about significant segment expenses. In addition, the amendments enhance interim disclosure requirements, clarify circumstances in which an entity can disclose multiple segment measures of profit or loss, provide new segment disclosure requirements for entities with a single reportable segment, and contain other disclosure requirements. The purpose of the amendments is to enable “investors to better understand an entity’s overall performance” and assess “potential future cash flows.” The adoption of this amendment is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. Management does not anticipate any material impact on the consolidated financial statements.

NOTE 3 - SHORT-TERM INVESTMENTS

The Company’s short-term investments by significant investment category as of March 31, 2024, were as follows:

Description	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Accrued Interest	Estimated Fair Value
Level 1: (1)
Cash alternatives	$1,101,930	$-	$-	$-	$1,101,930
Certificates of deposit	4,750,000	585	-	102,733	4,853,318
	$5,851,930	$585	$-	$102,733	$5,955,248

(1)
Level 1 fair value estimates are based on quoted prices in active markets for identical assets or liabilities.

The Company’s short-term investments by significant investment category as of December 31, 2023, were as follows:

Description	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Accrued Interest	Estimated Fair Value
Level 1: (1)
Cash alternatives	$76,709	$-	$-	$-	$76,709
Certificates of deposit	7,585,000	5,793	-	104,318	7,695,111
	$7,661,709	$5,793	$-	$104,318	$7,771,820

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

NOTE 4 -ACCOUNTS RECEIVABLE

Accounts receivable, net consisted of the following:

	March 31,	December 31,
	2024	2023
Accounts receivable	$7,456,570	$8,368,279
Less: allowance for credit losses	(49,804)	(50,032)
	$7,406,766	$8,318,247

Provision for bad debt expense related to accounts receivable was $0 and $30,000 for the three month periods ended March 31, 2024 and 2023, respectively.

The following tables represent the changes in the allowance for credit losses associated with our trade receivables for the three months ended March 31, 2024 and 2023.

	For the Three Months Ended March 31,
Allowance for Credit Losses	2024	2023
Balance on January 1,	$(50,032)	$(45,357)
Provision charged to expense	-	(30,000)
Receivables written-off	-	-
Recoveries of receivables previously written-off	-	-
Effects of change in exchange rates	228	(471)
Balance on March 31,	$(49,804)	$(75,828)

NOTE 5 – INVENTORIES

Inventories, net consisted of the following:

	March 31,	December 31,
	2024	2023
Raw materials	$11,990,129	$12,975,235
Sub-assemblies	820,138	454,181
Work-in-process	771,716	344,685
Finished goods	9,939,983	9,824,987
	23,521,966	23,599,088
Less: allowances for obsolete and slow-moving inventories	(2,038,154)	(1,904,340)
	$21,483,812	$21,694,748

NOTE 6 – ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consisted of the following:

	March 31,	December 31,
	2024	2023
Accrued compensation and related liabilities	$1,166,061	$1,023,902
Deferred revenue	289,464	299,514
Customer deposits	317,537	27,447
Warranty reserve	583,861	607,809
Trade and other taxes	582,822	392,336
Other accrued expenses	867,300	851,511
	$3,807,045	$3,202,519

NOTE 7 – DEBT

Bank Lines of Credit

In April 2022, the Company obtained a domestic revolving line of credit of $2,000,000 with Torrey Pines Bank which was renewed in April 2023, and renews on an annual basis at the current prime rate. To access this line of credit, the Company must maintain cash and investments balances at a minimum of $4,000,000. No balance was outstanding on March 31, 2024 and December 31, 2023, respectively.

Bressner has three revolving lines of credit with German institutions, including Uni Credit Bank AG, Commerzbank AG, and VR Bank, with total availability of up to €2,700,000 (US$2,931,781) as of March 31, 2024. Borrowings under the lines of credit bear interest at a variable rate of Euribor plus a stated rate. The rates as of

March 31, 2024, for the lines of credit ranged from 3.1% to 5.62%, with the balances remaining open indefinitely or until occurrence of a defined change of control event. There were no outstanding lines of credit balances as of March 31, 2024 and December 31, 2023, respectively.

Foreign Debt Obligations

Bressner had three term loans outstanding as of March 31, 2024, with an aggregate balance outstanding of €1,255,419 (US$1,357,201) as follows:

•
On June 18, 2021, Bressner converted €500,000 of its line of credit from UniCredit Bank into a note payable. The note was originally due December 17, 2021, and subsequently extended through June 17, 2022. On June 17, 2022, this note was further extended through December 19, 2022, with accrued interest having been paid current as of the revised maturity date. On December 19, 2022, this note was extended through June 19, 2023. However, on June 19, 2023, this note was further extended through December 19, 2023, and the interest rate was increased to 5.80%, with accrued interest having been paid current as of June 19, 2023. On December 29, 2023, this note was further extended through June 19, 2024, with accrued interest having been paid current as of December 19, 2023. The balance outstanding on the note as of March 31, 2024, and December 31, 2023, was €500,000 (US$540,537) and €500,000 (US$551,948) respectively;

•
On April 9, 2021, Bressner converted €500,000 of its line of credit from Commerzbank AG into a note payable. The note was due on September 30, 2021, with a payment of principal and interest due upon maturity. This loan was paid in full on September 30, 2021, with proceeds from a new note with similar terms. This new note had an original maturity date of June 30, 2022; however, this note was further extended through March 31, 2023, with accrued interest having been paid current as of the revised maturity date. On March 30, 2023, this note was further extended through September 29, 2023, and the interest rate was increased to 4.60%, with accrued interest having been paid current as of March 30, 2023. On September 29, 2023, this note was further extended through March 28, 2024, and the interest rate was increased to 5.75%, with accrued interest having been paid current as of September 29, 2023. On March 28, 2024, this note was further extended through September 30, 2024, and the interest rate was reduced to 5.50%, with accrued interest having been paid current as of March 28, 2024. The balance outstanding on the new note as of March 31, 2024, and December 31, 2023, was €500,000 (US$540,537), and €500,000 (US$551,949), respectively; and

•
On June 30, 2022, Bressner borrowed €1,500,000 (US$1,468,173) from Commerzbank AG, which bears interest at 2.55%, is due in June 2024, and is repayable in twenty-four monthly installments, with payments beginning July 31, 2022. The balance outstanding as of March 31, 2024, and December 31, 2023, was €255,419 (US$276,127) and €382,327 (US$422,050, respectively. This loan is collateralized by accounts receivable attributable to a specific customer.

Additionally, on February 16, 2022, Bressner converted €500,000 of its line of credit from UniCredit Bank into a note payable. On August 16, 2022, this note was extended through February 16, 2023, with accrued interest having been paid current as of the original maturity date. On February 16, 2023, this note was further extended through August 16, 2023, and on August 16, 2023, this note was further extended through February 16, 2024, and the interest rate was increased to 5.63%, with accrued interest having been paid current as of August 16, 2023. The note was repaid in full during the quarter ended March 31, 2024, and the outstanding balance as of March 31, 2024, and December 31, 2023, was €0 (US$0) and €500,000 (US$551,948), respectively.

A summary of outstanding debt obligations as of March 31, 2024, was as follows:

Loan Description	Current Interest Rate	Maturity Date	Balance (Euro)	Balance ($)	Current Portion
Foreign:
Commerzbank AG	2.55%	June-24	€255,419	$276,127	$276,127
Commerzbank AG	5.50%	September-24	500,000	540,537	540,537
Uni Credit Bank AG	5.80%	June-24	500,000	540,537	540,537
			€1,255,419	$1,357,201	$1,357,201

NOTE 8 – STOCKHOLDERS’ EQUITY

The Company’s amended and restated certificate of incorporation, filed with the Delaware Secretary of State on December 14, 2017, authorizes the Company to issue 10,000,000 shares of preferred stock and 50,000,000 shares of common stock.

2017 Equity Incentive Plan

On October 10, 2017, the Company’s board of directors approved and adopted the Company’s 2017 Equity Incentive Plan (as amended to date, the “2017 Plan”), subject to stockholder approval thereof. On December 18, 2017, the Company’s stockholders approved the 2017 Plan. The 2017 Plan allows for the grant of a variety of equity vehicles to provide flexibility in the grant and issuance of equity awards, including stock options, unrestricted stock grants, restricted stock units (“RSUs”), stock bonuses and performance-based awards. An aggregate of 1,500,000 shares of common stock were initially reserved for issuance under the 2017 Plan.

On June 24, 2020, the Company amended the 2017 Plan to increase the maximum number of shares of common stock with respect to one or more Stock Awards (as defined in the 2017 Plan) that may be granted to any one participant under the 2017 Plan during any calendar year from 500,000 shares to 1,000,000 shares. The amendment did not increase the total number of shares of common stock authorized for issuance under the 2017 Plan and did not require stockholder approval.

On May 19, 2021, the Company’s stockholders approved the Company’s proposal to increase the number of shares authorized for issuance under the 2017 Plan from 1,500,000 shares to 3,000,000 shares of common stock of the Company pursuant to the terms and conditions of the 2017 Plan. The amendment took effect upon receipt of stockholder approval.

On March 15, 2024, the Company’s board of directors unanimously approved, subject to stockholder approval, an amendment to the 2017 Plan (the “Plan Amendment”), which, if approved by our stockholders, would result in an increase in the number of shares of common stock authorized for issuance thereunder from 3,000,000 to 5,000,000 shares. The Plan Amendment will be presented to stockholders for approval at the Company’s 2024 Annual Meeting of Stockholders. If approved by stockholders at the meeting, the Plan Amendment will be effective as of the date of such approval.

Stock Options

A summary of stock option activity under the Company’s current equity incentive plans during the three month period ended March 31, 2024, was as follows:

	Stock Options Outstanding
	Number of Underlying Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding on January 1, 2024	1,323,760	$2.37	4.06	$169,802
Granted	-	-	-	-
Forfeited / Canceled	(29,784)	-	-	-
Exercised	(73,426)	-	-	-
Outstanding on March 31, 2024	1,220,550	$2.41	4.12	$1,088,360
Exercisable as of March 31, 2024	820,550	$2.14	1.65	$964,360
Vested and expected to vest as of March 31, 2024	820,550	$2.14	1.65	$964,360

As of March 31, 2024, there was $633,106 of unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted average period of 1.83 years.

There were no options granted during the three month periods ended March 31, 2024 and 2023. The following table presents the grant date fair value of options vested and the intrinsic value of options exercised:

	For the Three Months Ended March 31,
	2024	2023
Grant date fair value of options vested	$852,061	$832,742
Intrinsic value of options exercised	$123,658	$60,058

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

Restricted Stock Units

RSUs may be granted at the discretion of the compensation committee of the Company's board of directors under the 2017 Plan in connection with the hiring and retention of personnel and are subject to certain conditions. RSUs generally vest quarterly or semi-annually over a period of one to three years and are typically forfeited if employment is terminated before the RSUs vest. The compensation expense related to the RSUs is calculated as the fair value of the common stock on the grant date and is amortized to expense over the vesting period and is adjusted for estimated forfeitures.

The Company’s RSU activity for the three months ended March 31, 2024, was as follows:

	Restricted Stock Units
	Number of Underlying Shares	Weighted Average Grant Date Fair Value
Unvested on January 1, 2024	1,093,489	$3.04
Granted	6,250	$2.09
Vested	(208,772)	$3.00
Canceled	-	$-
Unvested on March 31, 2024	890,967	$3.04

As of March 31, 2024, there was $2,264,735 of unrecognized compensation cost related to unvested RSUs, which is expected to be recognized over a weighted average period of 1.37 years.

Stock-based compensation expense for the three month periods ended March 31, 2024 and 2023, was comprised of the following:

	For the Three Months Ended March 31,
Stock-based compensation classified as:	2024	2023
General and administrative	$219,134	$293,995
Production	58,053	67,441
Marketing and selling	23,786	59,989
Product and programs	51,357
Research and development	56,410	52,784
	$408,740	$474,209

Warrants

The following table summarizes the Company’s warrant activity during the three months ended March 31, 2024:

	Number of Warrants	Weighted Average Exercise Price
Warrants outstanding – January 1, 2024	43,022	$2.15
Warrants granted	-	$-
Warrants expired	-	$-
Warrants exercised	-	$-
Warrants outstanding – March 31, 2024	43,022	$2.15

Unless exercised, the warrants included in the above table will expire pursuant to their terms in April 2024.

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

In the opinion of management, after consultation with legal counsel, the ultimate disposition of any such matters as of March 31, 2024, are not expected to have a materially adverse effect on the consolidated financial position or results of operations of the Company.

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

Leases

The Company leases its offices, manufacturing, and warehouse facility in San Diego County under a non-cancelable operating lease. Our corporate headquarters are in a leased space comprising of approximately 29,342 square feet in Escondido, California under a lease that was last modified and extended in September 2023 and expires in August 2030. The Company also leases a 3,208 square foot facility in Salt Lake City, Utah, under a lease expiring in June 2025, that houses our Ion software development team. Additionally, we lease a 1,632 square foot facility located in Anaheim, California, with the lease expiring in June 2025. Bressner leases space in Germany comprising of 11,836 square feet on a month-to-month basis. For the three month periods ended March 31, 2024 and 2023, rent expense was $174,415 and $137,569, respectively.

Other information related to leases as of the three month periods ended March 31, 2024 and 2023, was as follows:

	For the Three Months Ended March 31,
	2024	2023
Operating lease expense	$174,415	$137,569
Total lease expense	$174,415	$137,569

Cash paid for amounts included in the measurement of operating lease liabilities:
Operating cash flows from operating leases	$111,784	$160,348

Right-of-use assets obtained in exchange for new operating lease liabilities	$-	$-
Operating lease obligation for new operating leases	$-	$-

Weighted-average remaining lease term - operating leases	70.4 months	17.5 months
Weighted-average discount rate - operating leases	13.6%	12.7%

The following table presents the maturity of the Company’s operating lease liabilities as of March 31, 2024:

Year	Operating Leases
Remaining 2024	$502,574
2025	470,271
2026	408,282
2027	403,771
2028	419,922
Thereafter	735,528
Total lease payments	2,940,348
Less: Amount representing interest	(833,127)
Present value of lease payment	2,107,221
Less: current portion of operating lease obligation	(413,679)
Operating lease obligation, net of current portion	$1,693,542

Purchase Commitments

In the normal course of business, the Company may enter into purchase commitments for inventory components to be delivered based upon non-cancellable, pre-established, delivery schedules that are over a period that may exceed one year. Total non-cancellable purchase orders as of March 31, 2024, were $5,708,712.

Customer Concentration

During the three month periods ended March 31, 2024 and 2023, the Company had one customer, in each period, that accounted for (in the aggregate) approximately 16% and 29%, respectively, of revenue for which each represented greater than 10% of our consolidated quarterly revenue.

As of March 31, 2024 and December 31, 2023, the Company had one and two customers, respectively, in each period that accounted for (in the aggregate) approximately 12% and 22%, respectively, of trade accounts receivables for which each of such customer’s balances represented greater than 10% of our consolidated trade accounts receivable balance.

During the three month periods ended March 31, 2024 and 2023, the Company had one and two vendors, respectively, in each period that accounted for (in the aggregate) approximately 34% and 18%, respectively, of purchases from vendors/suppliers for which each represents greater than 10% of our consolidated purchases.

NOTE 10 – NET LOSS PER SHARE

Basic and diluted net loss per share were calculated as follows for the three periods ended March 31, 2024 and 2023:

	For the Three Months Ended March 31,
	2024	2023
Basic and diluted net loss per share:
Numerator:
Net loss	$(1,339,622)	$(400,512)
Denominator:
Weighted average common shares outstanding - basic	20,709,234	20,251,509
Effect of dilutive securities	-	-
Weighted average common shares outstanding - diluted	20,709,234	20,251,509
Net loss per common share:
Basic	$(0.06)	$(0.02)
Diluted	$(0.06)	$(0.02)

NOTE 11 – REVENUE, SEGMENT AND GEOGRAPHIC INFORMATION

The Company operates in two reportable segments: (i) the design and manufacture of high-performance customized computers and flash arrays, in-flight entertainment and connectivity, and (ii) our subsidiary, Bressner, which operates as a value-added reseller with minimal product customization. The Company evaluates financial performance on a company-wide basis.

Segment details for the three month periods ended March 31, 2024 and 2023, was as follows:

	For the Three Months Ended March 31, 2024			For the Three Months Ended March 31, 2023
	OSS	Bressner	Total	OSS	Bressner	Total
Revenues	$5,533,872	$7,117,914	$12,651,786	$8,630,586	$8,151,308	$16,781,894
Cost of revenues	(3,641,095)	(5,287,398)	(8,928,493)	(5,501,710)	(6,209,422)	(11,711,132)
Gross profit	1,892,777	1,830,516	3,723,293	3,128,876	1,941,886	5,070,762
Gross margin %	34.2%	25.7%	29.4%	36.3%	23.8%	30.2%
Total operating expenses	(3,847,270)	(1,138,037)	(4,985,307)	(4,238,093)	(1,029,017)	(5,267,110)
(Loss) income from operations	$(1,954,493)	$692,479	$(1,262,014)	$(1,109,217)	$912,869	$(196,348)

The table below presents the deferred revenue, warranties and deposit balances along with the significant activity affecting balances during the three months periods ended March 31, 2024 and 2023:

	March 31,
Deferred revenue and warranties	2024	2023
Beginning balance	$299,514	$378,952
Additions during the period	30,976	61,008
Revenue recognized from beginning of period	(41,026)	(38,709)
Revenue recognized from additions	-	(59)
Ending balance	$289,464	$401,192

	March 31,
Deposits	2024	2023
Beginning balance	$27,447	$61,696
Additions during the period	294,736	388,098
Deposits recognized from beginning of period	(3,375)	(1,578)
Deposits recognized from additions	(1,271)	(37,618)
Ending balance	$317,537	$410,598

As of March 31, 2024, the Company had approximately $1,249,721 of remaining performance obligations under fully funded contracts for customer funded development. The Company currently expects to recognize the remaining performance obligations as revenue in fiscal 2024. Customer funded development is revenue from customers for which the Company's performance obligations are satisfied over time and for which the customer receives benefits as the Company performs. Products revenue performance obligations are typically satisfied at a point in time, predominately upon shipment.

Revenue from customers with non-U.S. billing addresses represented approximately 60% of the Company’s revenue during each of the three month periods ended March 31, 2024 and 2023.

As of March 31, 2024, substantially all the Company’s long-lived assets are located in the United States of America, with the exception of assets of $410,207 located in Germany.

NOTE 12 – SUBSEQUENT EVENTS

The Company’s management has evaluated subsequent events after the consolidated balance sheet dated as of March 31, 2024, through the date of filing of this Quarterly Report. Based upon the evaluation, management has determined that no subsequent events have occurred that would require recognition in the accompanying consolidated financial statements or disclosure in the notes thereto.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and operating results together with our financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q (this "Quarterly Report"). This discussion and analysis contain forward-looking statements based upon current beliefs, plans and expectations that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” or in other parts of this Quarterly Report. In evaluating our business, you should carefully consider the information set forth under the heading “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on March 21, 2024. Readers are cautioned not to place undue reliance on these forward-looking statements.

Overview

The Company designs, manufactures, and markets specialized high-performance compute, high speed switch fabrics and storage hardware and software, which are designed to target edge Artificial Intelligence ("AI") Transportable deployments. Edge computing is a form of computing that is done on site, near a particular data source or the user, rather than in the cloud, minimizing the need for data to be processed in a remote datacenter. This growing trend increases computing performance and security, as the data does not have to travel to a distant datacenter location. Edge computing is most recognizable in applications such as sensor processing, sensor fusion, autonomy and AI/machine learning ("ML"). To meet the demands at the edge we offer specialized modules and systems that consist of computers, switch fabrics and storage products that incorporate the latest state-of-the art components with embedded proprietary software. Such modules and systems allow us to offer high-end solutions to target markets to be integrated into, platforms, vehicles and applications.

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

On October 31, 2018, OSS GmbH acquired 100% of the outstanding equity of Bressner Technology GmbH, a Germany limited liability company located near Munich, Germany ("Bressner"). Bressner designs and manufactures standard and customized servers, panel PCs, and PCIe expansion systems. Bressner also provides manufacturing, test, sales, and marketing services for customers throughout Europe, the Middle East and Africa ("EMEA").

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

Results of Operations

The following tables set forth our results of operations for the three month periods ended March 31, 2024 and 2023, presented in dollars and as a percentage of revenue, respectively.

	For the Three Months Ended March 31,
	2024	2023
Revenue:
Product	$12,287,046	$16,388,684
Customer funded development	364,740	393,210
	12,651,786	16,781,894
Cost of revenue:
Product	8,818,756	11,416,539
Customer funded development	109,737	294,593
	8,928,493	11,711,132
Gross profit	3,723,293	5,070,762
Operating expenses:
General and administrative	2,094,317	2,285,101
Marketing and selling	1,920,113	1,786,681
Research and development	970,877	1,195,328
Total operating expenses	4,985,307	5,267,110
Loss from operations	(1,262,014)	(196,348)
Other income (expense), net:
Interest income	141,725	110,266
Interest expense	(35,342)	(32,705)
Other income (expense), net	7,278	(20,223)
Total other income, net	113,661	57,338
Loss before income taxes	(1,148,353)	(139,010)
Provision for income taxes	191,269	261,502
Net loss	$(1,339,622)	$(400,512)

	For the Three Months Ended March 31,
	2024	2023
Revenue:
Product	97.1%	97.7%
Customer funded development	2.9%	2.3%
	100.0%	100.0%
Cost of revenue:
Product	69.7%	68.0%
Customer funded development	0.9%	1.8%
	70.5%	69.8%
Gross profit	29.5%	30.2%
Operating expenses:
General and administrative	16.6%	13.6%
Marketing and selling	15.2%	10.6%
Research and development	7.7%	7.1%
Total operating expenses	39.4%	31.4%
Loss from operations	-9.9%	-1.2%
Other income (expense), net:
Interest income	1.1%	0.7%
Interest expense	-0.3%	-0.2%
Other (expense) income, net	0.1%	-0.1%
Total other income, net	0.9%	0.3%
Loss before income taxes	-9.0%	-0.8%
Provision for income taxes	1.5%	1.6%
Net loss	-10.5%	-2.4%

Comparison of the three month periods ended March 31, 2024 and 2023:

Revenue, cost of revenue and gross profit:

	For the Three Months Ended March 31, 2024				For the Three Months Ended March 31, 2023
Entity:	Revenue	Cost of Revenue	Gross Profit	Gross Margin %	Revenue	Cost of Revenue	Gross Profit	Gross Margin %
OSS	$5,533,872	$(3,641,095)	$1,892,777	34.2%	$8,630,586	$(5,501,710)	$3,128,876	36.3%
Bressner	7,117,914	(5,287,398)	1,830,516	25.7%	8,151,308	(6,209,422)	1,941,886	23.8%
	$12,651,786	$(8,928,493)	$3,723,293	29.4%	$16,781,894	$(11,711,132)	$5,070,762	30.2%

Revenue

For the three months ended March 31, 2024, our total revenue decreased $4,130,108, or 24.6%, as compared to the same period in 2023. OSS saw a decrease in revenue of $3,096,714, or 35.9%, as compared to the same period in 2023. The primary contributors to this deduction are the discontinuation of sales to our former media and entertainment customer (disguise) of approximately $1,500,000 and a reduction of revenue attributable to delayed timing of a defense contract for our data storage units and parts of approximately of $4,400,000. These reductions were offset by approximately $2,000,000 attributable to the sale of avionics hardware and other business opportunities. Bressner experienced a decrease of $1,033,394, or 12.7%, as compared to the same period in 2023 as a result of discontinuance of certain programs.

Cost of revenue and gross profit

Cost of revenue decreased $2,782,639, or 23.8%, for the three months ended March 31, 2024, as compared to the same period in 2023. OSS saw a decrease in cost of revenue of $1,860,615, or 33.8%, as compared to the same period in 2023. This decrease in cost of revenue is mainly attributable to the discontinuation of our sales to our former media and entertainment customer (disguise) and sales of data storage units. Bressner’s cost of revenue decreased $922,024, or 14.8%, as compared to the same period in 2023, due to reduced overall sales due to a difficult economy and a reduction of additional sales attributable to project based related business.

The overall gross margin percentage was 29.4%. OSS’ gross margin percentage for the three months ended March 31, 2024, was 34.2%, a reduction of 2.1 percentage points as compared to the prior year period in 2023 of 36.3%, due to the predominance of higher margin data storage units and componentry to Raytheon in the same period in 2023. Bressner contributed gross margin at a rate of 25.7%, as compared to the same period in 2023 of 23.8%, an increase of 1.9 percentage points, resulting from a more favorable mix of products.

Operating expenses

General and administrative expense

General and administrative expense decreased $190,784, or 8.4%, for the three months ended March 31, 2024, as compared to the same period in 2023. OSS experienced a decrease of $114,514, or 6.3%. The decrease in general and administrative expense is primarily attributable to the elimination of costs associated with our organizational restructuring and outside professional services. Bressner had a decrease of $76,270, or 16.1%, as a result of an organization realignment. Overall, total general and administrative expense increased as a percentage of revenue to 16.6% for the three months ended March 31, 2024, as compared to 13.6% during the same period in 2023.

Marketing and selling expense

Marketing and selling expense increased $133,432, or 7.5%, for the three months ended March 31, 2024, as compared to the same period in 2023. OSS had a decrease of $22,157, or 1.6%. Bressner had an increase of $155,589, or 35.5%, primarily resulting from the addition of new marketing personnel and sales collateral material. Overall, total marketing and selling expense increased as a percentage of revenue to 15.2% during the three months ended March 31, 2024, as compared to 10.6% during the same period in 2023.

Research and development expense

Research and development expense decreased $224,451, or 18.8%, for the three months ended March 31, 2024, as compared to the same period in 2023. OSS saw a decrease of $254,152, or 23.6%. The decrease was largely driven by engineering resources being deployed on chargeable projects, which costs are reclassified as a component of costs of sales. Bressner experienced a modest increase of $29,701, or 25.5%. Overall, total research and development expense as a percentage of revenue increased as a percentage of revenue to 7.7% during the three months ended March 31, 2024, as compared to 7.1% during the same period in 2023.

Interest income

Interest income increased $31,459 for the three months ended March 31, 2024, as compared to the same period in 2023. The increase is attributable to higher interest rates on qualified short-term investments that meet Company requirements.

Interest expense

Interest expense increased $2,637 for the three months ended March 31, 2024, as compared to the same period in 2023 due to higher interest rates, though on a declining balance.

Other income (expense), net

Other income (expense), for the three months ended March 31, 2024, resulted in net other income of $7,278, as compared to net other expense of $20,223, in the same period in 2023, for a net increase in other income of $27,501 attributable to gains on foreign currency transactions.

Provision for income taxes

We have recorded an income tax provision of $191,269 and $261,502, respectively, for the three months ended March 31, 2024 and 2023. The effective tax rate for the three months ended March 31, 2024 and 2023, differed from the statutory rate mainly due to permanent non-deductible goodwill amortization for Bressner, change in valuation allowance, deductions related to expenses of OSS stock options, research and development credits, and changes in reserves for uncertain tax positions, as well as projecting foreign and state tax liabilities for the year.

Under the Tax Cuts and Jobs Act of 2017, research and development costs are no longer fully deductible and are required to be capitalized and amortized for U.S. tax purposes effective January 1, 2022. The mandatory capitalization requirement increases our deferred tax assets and the related valuation allowance and may have an impact on payment of tax liabilities. The effective tax rate for the three months ended March 31, 2024, was 29%, as compared to 28.9% in the prior period in 2023.

Liquidity and Capital Resources

Historically, our primary sources of liquidity have been provided by public and private offerings of our securities and revenues generated from our business operations. As of March 31, 2024, we had total cash and cash equivalents of $6,904,102, with short-term investments of $5,955,248, and total working capital of $34,332,569. Cash and cash equivalents held by Bressner totaled US$1,599,957 on March 31, 2024. Bressner’s debt covenants do not permit the use of those funds by its parent company.

During the year ended December 31, 2023, we had a loss from operations of $7,923,135, with cash used by operating activities of $439,679.

Our sources of liquidity and cash flows are used to fund ongoing operations, fund research and development projects for new products technologies and provide ongoing support services for our customers. Over the next year, we anticipate that we will use our liquidity and cash flows from our operations to fund our business. In addition, as part of our business strategy, we occasionally evaluate potential acquisitions of businesses, products, and technologies. Accordingly, a portion of our available cash may be used at any time for the acquisition of complementary products or businesses. Such potential transactions may require substantial capital resources, which may require us to seek additional debt or equity financing. We cannot assure you that we will be able to successfully identify suitable acquisition candidates, complete acquisitions, successfully integrate acquired businesses into our current operations, or expand into new markets. Furthermore, we cannot provide assurances that additional financing will be available to us in any required time and on commercially reasonable terms, if at all.

As discussed in our Annual Report on Form 10-K for the year ended December 31, 2023 and as of March 31, 2024, economists continue to suggest that an elevated risk of economic downturn in the U.S. and Germany will continue for the foreseeable future, which could result in further economic uncertainty and volatility in the capital markets in the near term and could negatively affect our operations. We intend to continue to monitor the effects of inflation, global supply chain shortages and the economic conditions, and, if appropriate, we may alter our plans to address such concerns as they may arise.

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

Management expects these actions and continued diligence towards limiting cost growth and expense containment will provide long-term sustainability. Management is also committed to conserving cash and securing debt and/or equity financing, as required, for liquidity to meet our cash requirements through at least a period of the next twelve months.

In April 2022, the Company obtained a domestic revolving line of credit of $2,000,000 from its bank, which was renewed in April 2024 and renews on an annual basis at the current prime rate. To access this line of credit, the Company must maintain cash and investments balances at a minimum of $4,000,000. Although the Company has not drawn down on the line of credit to date, it may choose to do so in the future.

Additionally, in August 2023, we filed a registration statement on Form S-3 (Registration No. 333-274073) with the SEC, which became effective on August 25, 2023, and allows us to offer and sell up to an aggregate of $100,000,000 of our common stock, preferred stock, debt securities, warrants to purchase our common stock, preferred stock or debt securities, subscription rights to purchase our common stock, preferred stock or debt securities and/or units consisting of some or all of these securities, in any combination, together or separately, in one or more offerings, in amounts, at prices and on the terms that we will determine at the time of the offering and which will be set forth in a prospectus supplement and any related free writing prospectus. In the event that we need additional financing, we may choose to consummate an offering of our securities under the registration statement on S-3 in order to raise capital.

As a result of management’s commitment to controlling costs, conserving cash, and our potential sources of liquidity, as well as management’s most recent cash flow forecasts, management believes that we have sufficient liquidity to satisfy our anticipated working capital requirements for our ongoing operations and obligations for at least the next twelve months. However, there can be no assurance that management’s cost reduction efforts will be effective or the forecasted cash flows will be achieved. Furthermore, we will continue to evaluate our capital expenditure needs based upon various factors, including but not limited to, our sales from operations, growth rate, the timing and extent of spending to support development efforts, the expansion of our sales and marketing efforts, the timing of new product introductions, and the continuing market acceptance of our products and services.

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

The following table summarizes our cash flows for the three month periods ended March 31, 2024 and 2023:

	For the Three Months Ended March 31,
Cash flows:	2024	2023
Net cash provided by operating activities	$2,043,378	$23,963
Net cash provided by investing activities	$1,644,196	$833,524
Net cash (used in) financing activities	$(799,974)	$(525,933)

Operating Activities

During the three month period ended March 31, 2024, we provided $2,043,378 in cash for operating activities, a difference of $2,019,415 when compared to the cash provided by operating activities of $23,964 during the same period in 2023.

The change in cash provided by operating activities during the three month period ended March 31, 2024, as compared to the same period in 2023, is primarily a result of three components comprised of (i) an increase in net loss of $939,110 in 2024 to $1,339,622 in the current year, from a net loss of $400,512 in the prior year; (ii) net unfavorable adjustments in the current period for non-cash items of $337,162, which were comprised of a net decrease of $176,731 of favorable non-cash items, offset by an increase of $160,431 of negative non-cash items that did not affect operating cash flow; and (iii) a net increase working capital items of $3,295,687.

Net improvements in working capital for the three month period ended March 31, 2024, were $3,295,687 as compared to the prior year period uses of working capital of $601,855. The improvements to working capital of $4,082,431 were attributable to changes in inventory levels, prepaid expenses and other current assets, accounts payable, accrued expenses and other liabilities and lease liabilities for the comparable period. These improvements were offset by unfavorable changes in working capital of $786,744, attributable to changes in accounts receivable .

Our ability to generate cash from operations in future periods will depend in large part on our profitability, the rate and timing of collections of our accounts receivable, our inventory turns and our ability to manage other areas of working capital, including accounts payable and accrued expenses.

Investing Activities

During the three month period ended March 31, 2024, the Company generated cash of $1,664,196 in investing activities, as compared to $833,524 provided by investing activities during the prior year period in 2023, a net increase of $810,672. This change is basically attributable to an increase in the amount of short-term investments redeemed in the period as compared to the prior period. Additionally, the Company continues to enhance the capabilities of its ERP system, and purchase test equipment for the engineering department. We do not anticipate any significant investments not normally anticipated in the original course of business in the near term.

Financing Activities

Given the current economic, financial, and geopolitical instability, the Company believes it is imperative to maintain opportunities for additional financial resources to ensure financial stability during trying economic times. During the three month period ended March 31, 2024, the Company used $927,324 in cash for debt service payments on Bressner borrowings and payment of tax on the net exercise of vested RSUs, while generating $127,350 from the exercise of options. During the same period in 2023, the Company used $525,933, for comparable items for a difference of $274,041.

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

We are experiencing delays in funding for customer projects, delays in delivery schedules based upon customer requirements and an extended sales cycle. Additionally, certain of our customers are experiencing downturns or uncertainty in their own business operations and revenue, including one customer that declared bankruptcy in 2023, and as a result there is an increased risk that these customers may need to decrease or delay their technology spending, request pricing concessions or payment extensions, or seek to renegotiate their contracts. During the three months ended March 31, 2024, and the year ended December 31, 2023, the Company experienced delays and postponements of purchases and orders due to certain customers’ funding or program delays. We have also experienced cancellations of orders due to disruptions in our customers’ businesses or changes in their business plans. Such delays, postponements and cancellations could negatively impact the Company’s results of operations for the year ending December 31, 2024. If such decreases in orders, postponements or cancellations continue in the future, our operating results will be further impacted, and our revenues may decline in future periods.

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

The world continues to be affected by the lingering effects of the COVID-19 pandemic, the ongoing conflicts between Russia and Ukraine and in the Middle East, and economic uncertainty, amongst other things. Inflation has risen both domestically and internationally, Federal Reserve and European Central Bank interest rates have increased significantly over the last year, and economists suggest that risk of a recession in the U.S. remains elevated. Germany was in a recession for most of 2023, largely due to persistent high inflation and falling household spending. Volatility and recessionary conditions in Europe, and in particular in Germany, are expected to remain a concern for the near term. These factors, amongst other things, could result in further economic uncertainty and volatility in the capital markets in the near term, and could negatively affect our operations.

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

Stockholder transactions

See Note 8 to the accompanying consolidated financial statements for a discussion regarding our stockholder transactions for the relevant periods.

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

Our accounting policies and estimates that are most critical to the presentation of our results of operations and financial condition, and which require the greatest use of judgments and estimates by management, are designated as our critical accounting policies. See further discussion of our critical accounting policies under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ended December 31, 2023.

On November 27, 2023, the FASB issued ASU 2023-07 "Segment Reporting (Topic 280): Improvements to reportable segment disclosures." This amendment enhanced disclosures about significant segment expenses. In addition, the amendments enhance interim disclosure requirements, clarify circumstances in which an entity can disclose multiple segment measures of profit or loss, provide new segment disclosure requirements for entities with a single reportable segment, and contain other disclosure requirements. The purpose of the amendments is to enable “investors to better understand an entity’s overall performance” and assess “potential future cash flows.” The adoption of this amendment is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. We do not anticipate any material impact on the consolidated financial statements.

Interest rate risk

Our exposure to interest rate risk is primarily associated with borrowing on revolving lines of credit denominated in both U.S. dollars and Euros. We are exposed to the impact of interest rate changes primarily through our borrowing activities for our variable rate borrowings. Both the Federal Reserve and European Central Bank interest rates have increased rates from historic levels and are currently unchanged.

Concentration of credit risk

At times, deposits held with financial institutions may exceed the amount of insurance provided by the Federal Deposit Insurance Corporation (“FDIC”) and Securities Investor Protection Corporation (“SIPC”), of which both provide basic deposit coverage with limits up to $250,000 per owner. As of March 31, 2024, the Company had $1,351,930 of cash in our accounts that exceeded the insurance limits. The Company has not experienced any losses in these accounts and believes that the financial institutions at which such amounts are held are stable; however, no assurances can be provided. In Germany, the deposit insurance is €100,000 per bank, per customer. Bressner has funds on deposit in both Euro and U.S. dollar denominations of €1,049,186 (US$1,134,247) with banks in excess of the insurance limits.

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

Derivative Financial Instruments

We employ derivatives on a periodic basis to manage certain market risks through the use of foreign exchange forward contracts. We do not use derivatives for trading or speculative purposes. Our derivatives are designated as a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (cash flow hedge). We hedge a portion of the exchange risk involved in anticipation of highly probable foreign currency-denominated transactions. In anticipation of these transactions, we may enter into foreign exchange contracts to provide currency at a fixed rate. The Company is currently not a party to any of these types of transactions.

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

	For the Three Months Ended March 31,
	2024	2023
Net loss	$(1,339,622)	$(400,512)
Depreciation	289,547	256,465
Amortization of right-of-use assets	100,138	118,530
Stock-based compensation expense	408,740	474,209
Interest expense	35,342	32,705
Interest income	(141,725)	(110,266)
Provision for income taxes	191,269	261,502
Adjusted EBITDA	$(456,311)	$632,633

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

The following table reconciles non-GAAP net income and basic and diluted earnings per share:

	For the Three Months Ended March 31,
	2024	2023
Net loss	$(1,339,622)	$(400,512)
Amortization of intangibles	-	15,808
Stock-based compensation expense	408,740	474,209
Non-GAAP net (loss) income	$(930,882)	$89,505
Non-GAAP net (loss) income per share:
Basic	$(0.04)	$0.00
Diluted	$(0.04)	$0.00
Weighted average common shares outstanding:
Basic	20,709,234	20,251,509
Diluted	20,709,234	20,380,383

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

	For the Three Months Ended March 31,
Cash flow:	2024	2023
Net cash provided by operating activities	$2,043,378	$23,963
Capital expenditures	(167,168)	(85,085)
Free cash flow	$1,876,210	$(61,122)

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2024, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

For a description of our material pending legal proceeding, please see Note 9, Commitments and Contingencies, to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report.

Item 1A. Risk Factors.

Please carefully consider the information set forth in this Quarterly Report on Form 10-Q and the risk factors discussed in Part I, Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2023, which could materially affect our business, financial condition, or future results. In evaluating our business, you should carefully consider the risk factors discussed in our Annual Report on Form 10-K, as updated by our subsequent filings under the Exchange Act. The occurrence of any of the risks discussed in such filings, or other events that we do not currently anticipate or that we currently deem immaterial, could harm our business, prospects, financial condition and results of operations. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

Rule 10b5-1 Trading Plans

During the three months ended March 31, 2024, none of our directors or officers entered into, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” that were intended to satisfy the affirmative defense conditions of Rule 10b5-1, in each case as defined in Item 408 of Regulation S-K.

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

One Stop Systems, Inc.

Date: May 9, 2024	By:	/s/ Michael Knowles
Michael Knowles
President and Chief Executive Officer (Principal Executive Officer)

Date: May 9, 2024	By:	/s/ John W. Morrison Jr.
John W. Morrison Jr.
Chief Financial Officer (Principal Financial and Accounting Officer)