Form 10-Q
period 2024-06-30
ONE STOP SYSTEMS, INC.
filed 2024-08-08
CIK 1394056

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of July 31, 2024, the registrant had 21,037,383 shares of common stock (par value $0.0001) outstanding.

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

This Quarterly Report on Form 10-Q for the three month and six month periods ended June 30, 2024 (this "Quarterly Report"), should be read in conjunction with our audited financial statements for the year ended December 31, 2023, included in our Annual Report on Form 10-K, filed with the SEC on March 21, 2024.

The results of operations for the three month and six months periods ended June 30, 2024, are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2024.

ONE STOP SYSTEMS, INC. (OSS)

CONSOLIDATED BALANCE SHEETS

	Unaudited	Audited
	June 30,	December 31,
	2024	2023
ASSETS
Current assets
Cash and cash equivalents	$6,751,771	$4,048,948
Short-term investments (Note 3)	5,019,230	7,771,820
Accounts receivable, net (Note 4)	8,427,383	8,318,247
Inventories, net (Note 5)	20,147,118	21,694,748
Prepaid expenses and other current assets	1,474,671	611,066
Total current assets	41,820,173	42,444,829
Property and equipment, net	1,999,587	2,370,224
Operating lease right-of use assets	1,709,255	1,922,784
Deposits and other	38,093	38,093
Deferred tax asset, net	351,517	-
Goodwill	1,489,722	1,489,722
Total Assets	$47,408,347	$48,265,652

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$2,856,007	$1,201,781
Accrued expenses and other liabilities (Note 6)	4,881,289	3,202,519
Current portion of operating lease obligation (Note 9)	370,262	390,926
Current portion of notes payable (Note 7)	1,139,141	2,077,895
Total current liabilities	9,246,699	6,873,121
Deferred tax liability, net	-	44,673
Operating lease obligation, net of current portion (Note 9)	1,615,738	1,765,536
Total liabilities	10,862,437	8,683,330
Commitments and contingencies (Note 9)
Stockholders’ equity
Common stock, $0.0001 par value; 50,000,000 shares authorized; 20,997,383 and 20,661,341 shares issued and outstanding, respectively	2,099	2,066
Additional paid-in capital	48,159,630	47,323,673
Accumulated other comprehensive income	487,075	675,310
Accumulated deficit	(12,102,894)	(8,418,727)
Total stockholders’ equity	36,545,910	39,582,322
Total Liabilities and Stockholders' Equity	$47,408,347	$48,265,652

See accompanying notes to unaudited consolidated financial statements.

ONE STOP SYSTEMS, INC. (OSS)

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Revenue:
Product	$11,753,124	$16,824,119	$24,040,170	$33,212,803
Customer funded development	1,448,206	387,413	1,812,946	780,623
	13,201,330	17,211,532	25,853,116	33,993,426
Cost of revenue:
Product	8,703,324	12,187,366	17,522,080	23,603,905
Customer funded development	1,164,743	226,228	1,274,480	520,821
	9,868,067	12,413,594	18,796,560	24,124,726
Gross profit	3,333,263	4,797,938	7,056,556	9,868,700
Operating expenses:
General and administrative	2,407,398	3,072,880	4,501,715	5,357,981
Impairment of goodwill	-	2,700,000	-	2,700,000
Marketing and selling	2,255,128	1,483,965	4,175,241	3,270,646
Research and development	925,602	954,650	1,896,479	2,149,978
Total operating expenses	5,588,128	8,211,495	10,573,435	13,478,605
Loss from operations	(2,254,865)	(3,413,557)	(3,516,879)	(3,609,905)
Other income (expense), net:
Interest income	118,619	104,785	260,344	215,051
Interest expense	(19,103)	(23,939)	(54,445)	(56,644)
Employee retention credit (ERC) (Note 2)	-	1,298,241	-	1,298,241
Other income (expense), net	21,831	31,837	29,109	11,614
Total other income, net	121,347	1,410,924	235,008	1,468,262
Loss before income taxes	(2,133,518)	(2,002,633)	(3,281,871)	(2,141,643)
Provision for income taxes	211,027	396,863	402,296	658,365
Net loss	$(2,344,545)	$(2,399,496)	$(3,684,167)	$(2,800,008)

Net loss per share:
Basic	$(0.11)	$(0.12)	$(0.18)	$(0.14)
Diluted	$(0.11)	$(0.12)	$(0.18)	$(0.14)

Weighted average common shares outstanding:
Basic	20,931,798	20,397,741	20,820,516	20,325,029
Diluted	20,931,798	20,397,741	20,820,516	20,325,029

See accompanying notes to unaudited consolidated financial statements.

ONE STOP SYSTEMS, INC. (OSS)

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Net loss	$(2,344,545)	$(2,399,496)	$(3,684,167)	$(2,800,008)
Other comprehensive (loss) income:
Net unrealized (loss) income on short-term investments	(2,203)	(13,078)	(7,410)	867
Currency translation adjustment	(24,537)	388,642	(180,824)	727,732
Total other comprehensive (loss) income	(26,740)	375,564	(188,234)	728,599
Comprehensive loss	$(2,371,285)	$(2,023,932)	$(3,872,401)	$(2,071,409)

See accompanying notes to unaudited consolidated financial statements.

ONE STOP SYSTEMS, INC. (OSS)

UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Three and Six Month Periods Ended June 30, 2024

	Common Stock			Accumulated Other	Accumulated	Total
	Shares	Amount	Additional Paid-in-Capital	Comprehensive income	(Deficit) Earnings	Stockholders' Equity
Balance, January 1, 2024	20,661,341	$2,066	$47,323,673	$675,310	$(8,418,727)	39,582,322
Stock-based compensation	-	-	408,740	-	-	408,740
Exercise of stock options, RSUs and warrants	211,729	21	127,329	-	-	127,350
Taxes paid on net issuance of employee stock options	-	-	(246,376)	-	-	(246,376)
Currency translation adjustment	-	-	-	(156,287)	-	(156,287)
Net unrealized loss on short-term investments	-	-	-	(5,208)	-	(5,208)
Net loss	-	-	-	-	(1,339,622)	(1,339,622)
Balance, March 31, 2024	20,873,070	$2,087	$47,613,366	$513,815	$(9,758,349)	$38,370,919
Stock-based compensation	-	-	557,198	-	-	557,198
Exercise of stock options, RSUs and warrants	124,313	12	91,986	-	-	91,998
Taxes paid on net issuance of employee stock options	-	-	(102,920)	-	-	(102,920)
Currency translation adjustment	-	-	-	(24,537)	-	(24,537)
Net unrealized loss on short-term investments	-	-	-	(2,203)	-	(2,203)
Net loss	-	-	-	-	(2,344,545)	(2,344,545)
Balance, June 30, 2024	20,997,383	$2,099	$48,159,630	$487,075	$(12,102,894)	$36,545,910

See accompanying notes to unaudited consolidated financial statements.

ONE STOP SYSTEMS, INC. (OSS)

UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Three and Six Month Periods Ended June 30, 2023

	Common Stock			Accumulated Other	Accumulated	Total
	Shares	Amount	Additional Paid-in-Capital	Comprehensive income	(Deficit) Earnings	Stockholders' Equity
Balance, January 1, 2023	20,084,528	$2,008	$45,513,807	$510,485	$(1,702,551)	44,323,749
Stock-based compensation	-	-	474,209	-	-	474,209
Exercise of stock options, RSUs and warrants	274,591	27	(27)	-	-	-
Taxes paid on net issuance of employee stock options	-	-	(326,534)	-	-	(326,534)
Currency translation adjustment	-	-	-	339,090	-	339,090
Net unrealized gain on short-term investments	-	-	-	13,945	-	13,945
Net loss	-	-	-	-	(400,512)	(400,512)
Balance, March 31, 2023	20,359,119	$2,035	$45,661,455	$863,520	$(2,103,063)	$44,423,947
Stock-based compensation	-	-	898,008	-	-	898,008
Exercise of stock options, RSUs and warrants	183,905	18	51,031	-	-	51,049
Taxes paid on net issuance of employee stock options	-	-	(206,066)	-	-	(206,066)
Currency translation adjustment	-	-	-	388,642	-	388,642
Net unrealized gain on short-term investments	-	-	-	(13,078)	-	(13,078)
Net loss	-	-	-	-	(2,399,496)	(2,399,496)
Balance, June 30, 2023	20,543,024	$2,053	$46,404,428	$1,239,084	$(4,502,559)	$43,143,006

See accompanying notes to unaudited consolidated financial statements.

ONE STOP SYSTEMS, INC. (OSS)

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(3,684,167)	$(2,800,008)
Adjustments to reconcile net loss to net cash provided by operating activities:
Deferred income taxes	(187,845)	-
Loss (gain) on disposal of property and equipment	354	(69,916)
Provision for bad debt	-	38,653
Impairment of goodwill	-	2,700,000
Warranty reserves	(30,000)	(8,216)
Amortization of intangibles	-	31,616
Depreciation	563,278	510,912
Amortization of right-of-use assets	206,771	167,354
Inventory reserves	744,845	386,998
Stock-based compensation expense	965,938	1,372,217
Employee retention credit	-	(1,298,241)
Changes in operating assets and liabilities:
Accounts receivable	(220,525)	2,526,139
Inventories	541,323	(918,495)
Prepaid expenses and other current assets	(867,319)	(711,567)
Accounts payable	1,683,944	(1,806,057)
Accrued expenses and other liabilities	1,673,804	2,133,706
Operating lease liabilities	(163,659)	(206,161)
Net cash provided by operating activities	1,226,742	2,048,934

Cash flows from investing activities:
Redemption of short-term investment grade securities	2,745,180	802,945
Purchases of property and equipment, including capitalization of labor costs for test equipment and ERP	(204,094)	(299,891)
Net cash provided by investing activities	2,541,086	503,054

Cash flows from financing activities:
Proceeds from exercise of stock options and warrants	219,348	51,049
Payment of payroll taxes on net issuance of employee stock options	(349,296)	(532,600)
Repayments on notes payable	(884,892)	(403,115)
Employee retention credit benefit	-	1,298,241
Net cash (used in) provided by financing activities	(1,014,840)	413,575

Net change in cash and cash equivalents	2,752,988	2,965,563
Effect of exchange rates on cash	(50,165)	22,558
Cash and cash equivalents, beginning of period	4,048,948	3,112,196
Cash and cash equivalents, end of period	$6,751,771	$6,100,317

See accompanying notes to unaudited consolidated financial statements.

ONE STOP SYSTEMS, INC. (OSS)

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

	For the Six Months Ended June 30,
	2024	2023
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$52,911	$60,615
Cash paid during the period for income taxes	$221,353	$93,777

Supplemental disclosure of non-cash flow transactions:
Reclassification of inventories to property and equipment	$-	$71,643

See accompanying notes to unaudited consolidated financial statements.

ONE STOP SYSTEMS, INC. (OSS)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Six Month Periods Ended June 30, 2024 and 2023

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

The Company completed and fulfilled all remaining orders associated with its long-term media and entertainment customer during the year ended December 31, 2023, and does not anticipate further business from this customer in the future. This resulted from an acceleration in the customer’s investment in cloud technology and a drive towards less intelligent compute capability at the edge to reduce the costs of their componentry. This customer’s transition to cloud solutions had a negative impact on the Company’s results of operations for the year ended December 31, 2023 and for the six months ended June 30, 2024.

With the Company's shift in focus to the development and sale of AI Transportables, we have significantly increased our efforts to penetrate the military and defense sectors. With the hiring of Michael Knowles and Robert Kalebaugh in mid-2023 each of whom has extensive experience in contracting in the defense industry, as our new president and chief executive officer, and vice president of sales, respectively, we further increased our emphasis and focus on the pursuit of revenue opportunities with major defense contractors and the military.

The negative impact on the global economy and capital markets resulting from the geopolitical instability caused in part by the ongoing military conflict between Russia and Ukraine and Israel and Hamas, including inflation and recent Federal Reserve and European Central Bank interest rate increases, have contributed to economic uncertainty, which has negatively affected our operations. Component shortages and increased lead times from Taiwan, coupled with rising political tensions in Taiwan, resulted in supply chain delays and shortages that negatively impacted the Bressner business during the most recent quarter. The risk of a recession in the U.S. remains elevated and volatility and recessionary conditions in Europe, and in Germany in particular, are expected to remain a concern for the near term. Additionally, it is possible that U.S. policy changes and uncertainty about such changes, including changes and uncertainty as a result of the upcoming U.S. presidential election, could increase market volatility and currency exchange rate fluctuations. As a result of the foregoing, there is continued economic uncertainty and volatility in the capital markets in the near term that could negatively affect our operations.

We are continuing to experience increased pricing, long lead-times, unavailability of certain product and limited supplies, protracted delivery dates, changes in minimum order quantities to secure product, and/or shortages of certain parts and supplies that are necessary components for the products and services we offer to our customers. This was particularly true for products and supplies sourced from Taiwan in the most recent fiscal quarter. As a result, the Company is continuing to carry increased inventory balances to ensure availability of necessary products and to secure pricing.

These global issues and concerns regarding general economic decline or recession are impacting our business as well as some of our customers, who are continuing to experience downturns or uncertainty in their own business operations and revenue, and as a result, these customers may need to decrease or delay their technology spending, request pricing concessions or payment extensions, or seek to renegotiate their contracts. During the quarter ended June 30, 2024, the Company experienced delays in orders due to certain customers’ funding or program delays. If such decreases in orders or postponements continue in the future, or we experience cancellations of orders, our operating results will be further impacted, and our revenues may decline in future periods.

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

As a result of these global issues, as well as other factors discussed in these notes, it has been difficult to accurately forecast our revenues or financial results, especially given the near and long-term impacts of the economic and geopolitical issues, inflation, the recent Federal Reserve and European Central Bank interest rate increases and the potential for recession in both the United States and Germany. In addition, while the potential impact and duration of these issues on the economy and our business may be difficult to assess or predict, these world events have resulted in, and may continue to result in, significant disruption of global financial markets, and may reduce our ability to access additional capital, which could negatively affect our liquidity in the future. Our results of operations could be materially below our forecasts as well, which could adversely affect our results of operations, disappoint analysts and investors, or cause our stock price to decline.

Management’s plans with respect to the above are to continue their efforts towards responding to the changing economic landscape, to continue to control costs, conserve cash, strengthen margins through the introduction of new product lines focusing on AI compute capabilities for military and industrial applications, autonomous truck diving and improve company-wide execution through increased investments in product marketing.

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

Gross versus net revenue

ASC 606 provides guidance on proper recognition of principal versus agent considerations which is used to determine gross versus net revenue recognition. Under ASC 606, the core objective of the guidance on gross versus net revenue recognition is to help determine whether the Company is a principal or an agent in a transaction. In general, the primary difference between these two is the performance obligation being satisfied by the company recognizing revenue. The principal has a performance obligation to provide the desired goods or services to the end customer, whereas the agent arranges for the principal to provide the desired goods or services. Additionally, a fundamental characteristic of a principal in a transaction is control. A principal substantively controls the goods and services before they are transferred to the customer as well as controls the price of the good or service being provided.

The Company is an agent if the Company's performance obligation is to arrange for the delivery of the specified good or service by another party. An entity that is an agent does not control the specified good or service provided by another party before that good or service is transferred to the customer. During the three and six month periods ended June 30, 2024, the Company recorded net agent consideration as revenue of $241,010 and $279,917, respectively.

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

Goodwill

Goodwill represents the excess of the purchase price paid over the fair value of the net assets acquired in business combinations. Goodwill is not amortized but is tested for impairment at least annually or when we deem that a triggering event has occurred. Management reviews the impairment of goodwill for impairment annually at year end.

In June 2023, management performed an interim impairment test of goodwill, as a result of the overall financial performance of OSS as compared to plan, the transition of and focus on our product strategy of AI Transportables and the defense industry, and deferment of certain orders. As a result of this interim evaluation, the Company recorded an impairment loss to goodwill of $2,700,000, which was charged to operating expenses in the quarter ended June 30, 2023.

Due to the Ukraine war, the escalating conflicts in the middle east, inflationary pressures, other macroeconomic factors and the loss of our media and entertainment customer, there has been uncertainty and disruption in the global economy, financial markets and our ongoing operations. We are not aware of any specific event or circumstance that would require an update to our estimates or assumptions or a revision of the carrying value of our assets or liabilities as of the date of this Quarterly Report. These estimates and assumptions may change as new events occur and additional information is obtained. As a result, actual results could differ materially from these estimates and assumptions.

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

Employee Retention Credit

On March 27, 2020, the U.S. government enacted the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act") to provide certain relief as a result of the COVID-19 pandemic. The CARES Act provided tax relief, along with other stimulus measures, including a provision for an Employee Retention Credit (“ERC”). The ERC was designed to encourage businesses to keep employees on the payroll during the COVID-19 pandemic. As there is no authoritative guidance under U.S. GAAP on accounting for government assistance to for-profit business entities, we accounted for the ERC funding consistent with our accounting treatment and reporting of the forgiveness of our Paycheck Protection Program ("PPP") Loan.

The credit is based upon the number of employees in any given quarter in years 2020 and 2021. For the year 2020, the maximum credit was based upon the lesser of 50% of eligible wages or $5,000 for the year. For the first three quarters only of the year 2021, the maximum quarterly credit was based upon the lesser of 70% of eligible wages or $7,000 per quarter. The total maximum program credit per employee was $26,000.

The Company applied for the ERC program and as of June 30, 2023, had received $1,516,034 in credits, including interest, and paid commissions of $217,793 to a vendor who assisted with the calculations and filing of the application. The net proceeds of $1,298,241 have been reported as other income in the accompanying consolidated statements of operations. No ERC credits were received during the six month period ended June 30, 2024. Income is recognized when reasonably assured of receipt based upon notice.

NOTE 3 - SHORT-TERM INVESTMENTS

The Company’s short-term investments by significant investment category as of June 30, 2024, were as follows:

Description	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Accrued Interest	Estimated Fair Value
Level 1: (1)
Cash alternatives	$925,976	$-	$-	$-	$925,976
Certificates of deposit	4,000,000	-	(1,617)	94,871	4,093,254
	$4,925,976	$-	$(1,617)	$94,871	$5,019,230

(1)
Level 1 fair value estimates are based on quoted prices in active markets for identical assets or liabilities.

The Company’s short-term investments by significant investment category as of December 31, 2023, were as follows:

Description	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Accrued Interest	Estimated Fair Value
Level 1: (1)
Cash alternatives	$76,709	$-	$-	$-	$76,709
Certificates of deposit	7,585,000	5,793	-	104,318	7,695,111
	$7,661,709	$5,793	$-	$104,318	$7,771,820

(1)
Level 1 fair value estimates are based on quoted prices in active markets for identical assets or liabilities.

Cash alternatives represent cash balances in savings accounts and U.S. Treasury Bills that are temporarily on-hand that are immediately available for investments in accordance with the Company’s investment policy.

The Company typically invests in highly rated securities and its investment policy limits the amount of credit exposure to any one issuer. The policy requires investments in fixed income instruments denominated and payable in U.S. dollars only and requires investments to be investment grade, with a primary objective of minimizing the potential risk of principal loss.

NOTE 4 -ACCOUNTS RECEIVABLE

Accounts receivable, net consisted of the following:

	June 30,	December 31,
	2024	2023
Accounts receivable	$8,477,082	$8,368,279
Less: allowance for credit losses	(49,699)	(50,032)
	$8,427,383	$8,318,247

Provision for bad debt expense related to accounts receivable was $0 and $8,653 for the three month periods ended June 30, 2024 and 2023, respectively, and $0 and $38,653 for the six month periods ended June 30, 2024 and 2023, respectively.

The following tables represent the changes in the allowance for credit losses associated with our trade receivables for the six month periods ended June 30, 2024 and 2023.

	For the Six Months Ended June 30,
Allowance for Credit Losses	2024	2023
Balance on January 1,	$(50,032)	$(45,354)
Provision charged to expense	-	(38,653)
Receivables written-off	-	-
Recoveries of receivables previously written-off	-	-
Effects of change in exchange rates	333	(710)
	$(49,699)	$(84,717)

NOTE 5 – INVENTORIES

Inventories, net consisted of the following:

	June 30,	December 31,
	2024	2023
Raw materials	$11,958,773	$12,975,235
Sub-assemblies	833,189	454,181
Work-in-process	787,836	344,685
Finished goods	9,140,592	9,824,987
	22,720,390	23,599,088
Less: allowances for obsolete and slow-moving inventories	(2,573,272)	(1,904,340)
	$20,147,118	$21,694,748

NOTE 6 – ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consisted of the following:

	June 30,	December 31,
	2024	2023
Accrued compensation and related liabilities	$1,130,935	$1,023,902
Deferred revenue	251,222	299,514
Customer deposits (See Note 11)	1,266,477	27,447
Warranty reserve	564,737	607,809
Trade and other taxes	1,016,295	392,336
Other accrued expenses	651,623	851,511
	$4,881,289	$3,202,519

NOTE 7 – DEBT

Bank Lines of Credit

In April 2022, the Company obtained a domestic revolving line of credit of $2,000,000 with Torrey Pines Bank which was renewed in June 2023 and will expire in September 2026 at the current prime rate. To access this line of credit, the Company must maintain a minimum cash balance of $2,500,000 with the bank and maintain a maximum debt to tangible net worth of ratio of 1.00 to 1.00. The line of credit is also collateralized by the assets of the Company. No balance was outstanding on June 30, 2024 and December 31, 2023, respectively.

Bressner has three revolving lines of credit with German institutions, including Uni Credit Bank AG, Commerzbank AG, and VR Bank, with total availability of up to €2,700,000 (US$1,905,012) as of June 30, 2024.

Borrowings under the lines of credit bear interest at a variable rate of Euribor plus a stated rate. The rates as of June 30, 2024, for the lines of credit ranged from 3.1% to 5.62%, with the balances remaining open indefinitely or until occurrence of a defined change of control event. There were no outstanding lines of credit balances as of June 30, 2024 and December 31, 2023, respectively.

Foreign Debt Obligations

Bressner had three term loans outstanding as of June 30, 2024, with an aggregate balance outstanding of €1,064,065 (US$1,139,141) as follows:

•
On June 18, 2021, Bressner converted €500,000 of its line of credit from UniCredit Bank into a note payable. The note was originally due December 17, 2021, and subsequently extended through June 17, 2022. On June 17, 2022, this note was further extended through December 19, 2022, with accrued interest having been paid current as of the revised maturity date. On December 19, 2022, this note was extended through June 19, 2023. However, on June 19, 2023, this note was further extended through December 19, 2023, and the interest rate was increased to 5.80%, with accrued interest having been paid current as of June 19, 2023. On December 29, 2023, this note was further extended through June 19, 2024, with accrued interest having been paid current as of December 19, 2023. On June 19, 2024, this note was further extended through December 19, 2024, with accrued interest having been paid current as of June 19, 2024, and the interest rate was reduced to 5.55%. The balance outstanding on the note as of June 30, 2024, and December 31, 2023, was €500,000 (US$535,278) and €500,000 (US$551,948) respectively;

•
On April 9, 2021, Bressner converted €500,000 of its line of credit from Commerzbank AG into a note payable. The note was due on September 30, 2021, with a payment of principal and interest due upon maturity. This loan was paid in full on September 30, 2021, with proceeds from a new note with similar terms. This new note had an original maturity date of June 30, 2022; however, this note was further extended through March 31, 2023, with accrued interest having been paid current as of the revised maturity date. On March 30, 2023, this note was further extended through September 29, 2023, and the interest rate was increased to 4.60%, with accrued interest having been paid current as of March 30, 2023. On September 29, 2023, this note was further extended through March 28, 2024, and the interest rate was increased to 5.75%, with accrued interest having been paid current as of September 29, 2023. On March 28, 2024, this note was further extended through September 30, 2024, and the interest rate was reduced to 5.50%, with accrued interest having been paid current as of March 28, 2024. The balance outstanding on the note as of June 30, 2024, and December 31, 2023, was €500,000 (US$535,278), and €500,000 (US$551,949), respectively; and

•
On June 30, 2022, Bressner borrowed €1,500,000 (US$1,468,173) from Commerzbank AG, which bears interest at 2.55%, is due in June 2024, and is repayable in twenty-four monthly installments, with payments beginning July 31, 2022. The balance outstanding as of June 30, 2024, and December 31, 2023, was €64,065 (US$68,585) and €382,327 (US$422,050), respectively. This loan is collateralized by accounts receivable attributable to a specific customer. This loan was paid in full in July 2024 and will not be extended or renewed.

Additionally, on February 16, 2022, Bressner converted €500,000 of its line of credit from UniCredit Bank into a note payable. On August 16, 2022, this note was extended through February 16, 2023, with accrued interest having been paid current as of the original maturity date. On February 16, 2023, this note was further extended through August 16, 2023, and on August 16, 2023, this note was further extended through February 16, 2024, and the interest rate was increased to 5.63%, with accrued interest having been paid current as of August 16, 2023. The note was repaid in full during the quarter ended March 31, 2024, and the outstanding balance as of June 30, 2024, and December 31, 2023, was €0 (US$0) and €500,000 (US$551,948), respectively.

A summary of outstanding debt obligations as of June 30, 2024, was as follows:

Loan Description	Current Interest Rate	Maturity Date	Balance (Euro)	Balance ($)	Current Portion
Foreign:
Commerzbank AG	2.55%	June-24	€64,065	$68,585	$68,585
Commerzbank AG	5.50%	September-24	500,000	535,278	535,278
Uni Credit Bank AG	5.55%	December-24	500,000	535,278	535,278
			€1,064,065	$1,139,141	$1,139,141

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

On March 15, 2024, the Company’s board of directors unanimously approved, and on May 15, 2024, the Company’s stockholders approved, an amendment to the 2017 Plan to increase the number of shares of common stock authorized for issuance thereunder from 3,000,000 to 5,000,000 shares. The amendment took effect upon receipt of stockholder approval.

Executive Employment Agreements

As contemplated by that Amended and Restated Employment Agreement, dated April 3, 2023, entered into by and between the Company and David Raun, in connection with the termination of Mr. Raun’s role as chief executive officer and president of the Company, all those unvested restricted stock units ("RSUs") held by Mr. Raun that were scheduled to vest within twelve months from his termination date (June 5, 2023) became vested as of such date, with the remaining unvested RSUs being forfeited. As a result, the vesting of 150,556 RSUs was accelerated and 52,132 RSUs were forfeited.

On June 5, 2023, in connection with, and as a material inducement to, the appointment of Michael Knowles as the Company’s new chief executive officer and president, Mr. Knowles was granted (i) non-qualified stock options to purchase 400,000 shares of Company common stock (the “Inducement Options”), which Inducement Options have an exercise price equal to $2.95 per share and will expire ten years from the date of the grant; and (ii) 400,000 restricted stock units (together with the Inducement Options, the “Inducement Grants”).

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

Stock Options

A summary of stock option activity under the Company’s current equity incentive plans during the six month period ended June 30, 2024, was as follows:

	Stock Options Outstanding
	Number of Underlying Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding on January 1, 2024	1,323,760	$2.37	4.06	$169,802
Granted	-	$-	-	-
Forfeited / Canceled	(29,784)	$2.63	-	$6,440
Exercised	(83,426)	$1.76	-	$24,207
Outstanding on June 30, 2024	1,210,550
Exercisable as of June 30, 2024	910,550	$2.23	2.60	$333,420
Vested and expected to vest as of June 30, 2024	1,210,550	$2.41	4.17	$333,419

As of June 30, 2024, there was $583,233 of unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted average period of 1.71 years.

The following table presents details of the assumptions used to calculate the weighted-average grant date fair value of common stock options granted by the Company. There were no options granted during the six month period ended June 30, 2024. The following table presents the grant date fair value of options vested and the intrinsic value of options exercised:

	For the Six Months Ended June 30,
	2024	2023
Expected term (in years)	-	6.16
Expected volatility	0.00%	72.73%
Risk-free interest rate	0.00%	3.79%
Weighted average grant date fair value per share	$-	$2.95
Grant date fair value of options vested	$1,043,083	$933,399
Intrinsic value of options exercised	$132,058	$47,233

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

The Company’s RSU activity for the six months ended June 30, 2024, was as follows:

	Restricted Stock Units
	Number of Underlying Shares	Weighted Average Grant Date Fair Value
Unvested on January 1, 2024	1,093,489	$3.04
Granted	11,350	$2.45
Vested	(332,120)	$3.16
Canceled	(6,300)	$3.29
Unvested on June 30, 2024	766,419	$2.97

As of June 30, 2024, there was $1,927,899 of unrecognized compensation cost related to unvested RSUs, which is expected to be recognized over a weighted average period of 1.29 years.

Stock-based compensation expense for the three and six month periods ended June 30, 2024 and 2023, was comprised of the following:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Stock-based compensation classified as:	2024	2023	2024	2023
General and administrative	$367,592	$651,291	$586,726	$945,286
Production	58,053	86,528	116,106	153,969
Marketing and selling	23,786	86,516	47,572	146,504
Product and programs	51,357	-	102,714	-
Research and development	56,410	73,674	112,820	126,458
	$557,198	$898,009	$965,938	$1,372,217

Warrants

The following table summarizes the Company’s warrant activity during the six months ended June 30, 2024:

	Number of Warrants	Weighted Average Exercise Price
Warrants outstanding – January 1, 2024	43,022	$2.15
Warrants granted	-	$-
Warrants expired	(9,302)	$2.15
Warrants exercised	(33,720)	$2.15
Warrants outstanding – June 30, 2024	-	$-

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

In the opinion of management, after consultation with legal counsel, the ultimate disposition of any such matters as of June 30, 2024, are not expected to have a materially adverse effect on the consolidated financial position or results of operations of the Company.

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

Leases

The Company leases its offices, manufacturing, and warehouse facility in San Diego County under a non-cancelable operating lease. Our corporate headquarters are in a leased space comprising of approximately 29,342 square feet in Escondido, California under a lease that was last modified and extended in September 2023 and expires in August 2030. The Company also leases a 3,208 square foot facility in Salt Lake City, Utah, under a lease expiring in June 2025, that houses our Ion software development team. Additionally, we lease a 1,632 square foot facility located in Anaheim, California, with the lease expiring in June 2025. Bressner leases space in Germany comprising of 11,836 square feet on a month-to-month basis. In June 2024, Bressner leased an additional 2,500 square feet of office space in Germany on a month-to-month basis with payments of approximately $5,950 per month, beginning in October 2024.

Other information related to leases as of the three and six month periods ended June 30, 2024 and 2023, was as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Operating lease expense	$201,487	$196,538	$375,902	$334,107
Total lease expense	$201,487	$196,538	$375,902	$334,107

Cash paid for amounts included in the measurement of operating lease liabilities:
Operating cash flows from operating leases	$174,014	$165,785	$348,429	$243,185

Right-of-use assets obtained in exchange for new operating lease liabilities	$-	$-	$-	$-
Operating lease obligation for new operating leases	$-	$-	$-	$-

Weighted-average remaining lease term - operating leases	-	-	69.5 months	16.2 months
Weighted-average discount rate - operating leases	-	-	13.6%	12.1%

The following table presents the maturity of the Company’s operating lease liabilities as of June 30, 2024:

Year	Operating Leases
Remaining 2024	$324,070
2025	469,768
2026	408,088
2027	403,771
2028	419,922
Thereafter	735,528
Total lease payments	2,761,147
Less: Amount representing interest	(775,147)
Present value of lease payment	1,986,000
Less: current portion of operating lease obligation	(370,262)
Operating lease obligation, net of current portion	$1,615,738

Purchase Commitments

In the normal course of business, the Company may enter into purchase commitments for inventory components to be delivered based upon non-cancellable, pre-established, delivery schedules that are over a period that may exceed one year. Total non-cancellable purchase orders as of June 30, 2024, were $7,751,016.

Customer Concentration

During the three month periods ended June 30, 2024 and 2023, the Company had two customers, in each period, that accounted for (in the aggregate) approximately 27% and 29%, of revenue respectively. During the six month periods ended June 30, 2024 and 2023, the Company had one and two customers, respectively, that accounted for (in the aggregate) approximately 11% and 33%, respectively, of revenue for which each represented greater than 10% of our consolidated quarterly revenue.

As of June 30, 2024 and December 31, 2023, the Company had two and one customer, respectively, that accounted for (in the aggregate) approximately 31% and 22%, respectively, of trade accounts receivables for which each of such customer’s balances represented greater than 10% of our consolidated trade accounts receivable balance.

During the three month periods ended June 30, 2024 and 2023, the Company had approximately 52% and 36%, respectively, of purchases from vendors/suppliers for which each represents greater than 10% of our consolidated purchases. During the six month periods ended June 30, 2024 and 2023, the Company had approximately 41% and 32%, respectively, of purchases from vendors/suppliers for which each represents greater than 10% of our consolidated purchases.

NOTE 10 – NET LOSS PER SHARE

Basic and diluted net loss per share were calculated as follows for the three and six month periods ended June 30, 2024 and 2023:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Basic and diluted net loss per share:
Numerator:
Net loss	$(2,344,545)	$(2,399,496)	$(3,684,167)	$(2,800,008)
Denominator:
Weighted average common shares outstanding - basic	20,931,798	20,397,741	20,820,516	20,325,029
Effect of dilutive securities	-	-	-	-
Weighted average common shares outstanding - diluted	20,931,798	20,397,741	20,820,516	20,325,029
Net loss per common share:
Basic	$(0.11)	$(0.12)	$(0.18)	$(0.14)
Diluted	$(0.11)	$(0.12)	$(0.18)	$(0.14)

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

Segment details for the three and six month periods ended June 30, 2024 and 2023, was as follows:

	For the Three Months Ended June 30, 2024			For the Three Months Ended June 30, 2023
	OSS	Bressner	Total	OSS	Bressner	Total
Revenues	$5,522,034	$7,679,296	$13,201,330	$8,278,096	$8,933,436	$17,211,532
Cost of revenues	(4,145,969)	(5,722,098)	(9,868,067)	(5,863,974)	(6,549,620)	(12,413,594)
Gross profit	1,376,065	1,957,198	3,333,263	2,414,122	2,383,816	4,797,938
Gross margin %	24.9%	25.5%	25.2%	29.2%	26.7%	27.9%
Total operating expenses	(4,406,417)	(1,181,711)	(5,588,128)	(7,238,984)	(972,511)	(8,211,495)
(Loss) income from operations	$(3,030,352)	$775,487	$(2,254,865)	$(4,824,862)	$1,411,305	$(3,413,557)

	For the Six Months Ended June 30, 2024			For the Six Months Ended June 30, 2023
	OSS	Bressner	Total	OSS	Bressner	Total
Revenues	$11,055,906	$14,797,210	$25,853,116	$16,908,682	$17,084,744	$33,993,426
Cost of revenues	(7,787,064)	(11,009,496)	(18,796,560)	(11,365,683)	(12,759,043)	(24,124,726)
Gross profit	3,268,842	3,787,714	7,056,556	5,542,999	4,325,701	9,868,700
Gross margin %	29.6%	25.6%	27.3%	32.8%	25.3%	29.0%
Total operating expenses	(8,253,687)	(2,319,748)	(10,573,435)	(11,477,078)	(2,001,527)	(13,478,605)
(Loss) income from operations	$(4,984,845)	$1,467,966	$(3,516,879)	$(5,934,079)	$2,324,174	$(3,609,905)

The table below presents the deferred revenue, warranties and deposit balances along with the significant activity affecting balances during the six month periods ended June 30, 2024 and 2023:

	June 30,	June 30,
Deferred revenue	2024	2023
Beginning balance	$299,514	$378,952
Deferral of revenue during the period	52,405	139,212
Recognition of unearned revenue from beginning of period	(98,816)	(227,609)
Recognition of unearned revenue from additions	(1,881)	(3,600)
Ending balance	$251,222	$286,955

	June 30,	June 30,
Customer deposits	2024	2023
Beginning balance	$27,447	$461,696
Additions during the period	3,275,864	4,131,595
Deposits recognized from beginning of period	(1,756,282)	(402,850)
Deposits recognized from additions	(280,552)	(3,920,416)
Ending balance	$1,266,477	$270,025

As of June 30, 2024, the Company had approximately $1,381,864 of remaining performance obligations under fully funded contracts for customer funded development. The Company currently expects to recognize the remaining performance obligations as revenue in fiscal 2024. Customer funded development is revenue from customers for which the Company's performance obligations are satisfied over time and for which the customer receives benefits as the Company performs. Products revenue performance obligations are typically satisfied at a point in time, predominately upon shipment.

Revenue from customers with non-U.S. billing addresses represented approximately 63% and 75% of the Company’s revenue during the three month periods ended June 30, 2024 and 2023, respectively, and 61% and 67% and the six month periods ended June 30, 2024 and 2023, respectively.

As of June 30, 2024, substantially all the Company’s long-lived assets are in the United States of America, except for assets of $392,129 located in Germany.

NOTE 12 – SUBSEQUENT EVENTS

The Company’s management has evaluated subsequent events after the consolidated balance sheet dated as of June 30, 2024, through the date of filing of this Quarterly Report. Based upon the evaluation, management has determined that no subsequent events have occurred that would require recognition in the accompanying consolidated financial statements or disclosure in the notes thereto.

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

Results of Operations

The following tables set forth our results of operations for the three and six month periods ended June 30, 2024 and 2023, presented in dollars and as a percentage of revenue, respectively.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Revenue:
Product	$11,753,124	$16,824,119	$24,040,170	$33,212,803
Customer funded development	1,448,206	387,413	1,812,946	780,623
	13,201,330	17,211,532	25,853,116	33,993,426
Cost of revenue:
Product	8,703,324	12,187,366	17,522,080	23,603,905
Customer funded development	1,164,743	226,228	1,274,480	520,821
	9,868,067	12,413,594	18,796,560	24,124,726
Gross profit	3,333,263	4,797,938	7,056,556	9,868,700
Operating expenses:
General and administrative	2,407,398	3,072,880	4,501,715	5,357,981
Impairment of goodwill	-	2,700,000	-	2,700,000
Marketing and selling	2,255,128	1,483,965	4,175,241	3,270,646
Research and development	925,602	954,650	1,896,479	2,149,978
Total operating expenses	5,588,128	8,211,495	10,573,435	13,478,605
Loss from operations	(2,254,865)	(3,413,557)	(3,516,879)	(3,609,905)
Other income (expense), net:
Interest income	118,619	104,785	260,344	215,051
Interest expense	(19,103)	(23,939)	(54,445)	(56,644)
Employee retention credit (ERC) (Note 2)	-	1,298,241	-	1,298,241
Other income (expense), net	21,831	31,837	29,109	11,614
Total other income, net	121,347	1,410,924	235,008	1,468,262
Loss before income taxes	(2,133,518)	(2,002,633)	(3,281,871)	(2,141,643)
Provision for income taxes	211,027	396,863	402,296	658,365
Net loss	$(2,344,545)	$(2,399,496)	$(3,684,167)	$(2,800,008)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Revenue:
Product	89.0%	97.7%	93.0%	97.7%
Customer funded development	11.0%	2.3%	7.0%	2.3%
	100.0%	100.0%	100.0%	100.0%
Cost of revenue:
Product	65.9%	70.8%	67.8%	69.5%
Customer funded development	8.9%	1.3%	4.9%	1.5%
	74.8%	72.1%	72.7%	71.0%
Gross profit	25.2%	27.9%	27.3%	29.0%
Operating expenses:
General and administrative	18.2%	17.9%	17.4%	15.8%
Impairment of goodwill	0.0%	15.7%	0.0%	7.9%
Marketing and selling	17.1%	8.6%	16.1%	9.6%
Research and development	7.0%	5.5%	7.3%	6.3%
Total operating expenses	42.3%	47.7%	40.9%	39.7%
Loss from operations	-17.1%	-19.8%	-13.6%	-10.7%
Other income (expense), net:
Interest income	0.9%	0.6%	1.0%	0.6%
Interest expense	-0.2%	-0.1%	-0.2%	-0.2%
Employee retention credit (ERC) (Note2)	0.0%	7.5%	0.0%	3.8%
Other (expense) income, net	0.2%	0.2%	0.1%	0.0%
Total other income, net	0.9%	8.2%	0.9%	4.3%
Loss before income taxes	-16.2%	-11.6%	-12.7%	-6.4%
Provision for income taxes	1.6%	2.3%	1.6%	1.9%
Net loss	-17.8%	-13.9%	-14.3%	-8.3%

Comparison of the Three and Six Month Periods Ended June 30, 2024 and 2023:

Revenue, cost of revenue and gross profit:

	For the Three Months Ended June 30, 2024				For the Three Months Ended June 30, 2023
Entity:	Revenue	Cost of Revenue	Gross Profit	Gross Margin %	Revenue	Cost of Revenue	Gross Profit	Gross Margin %
OSS	$5,522,034	$(4,145,969)	$1,376,065	24.9%	$8,278,096	$(5,863,974)	$2,414,122	29.2%
Bressner	7,679,296	(5,722,098)	1,957,198	25.5%	8,933,436	(6,549,620)	2,383,816	26.7%
	$13,201,330	$(9,868,067)	$3,333,263	25.2%	$17,211,532	$(12,413,594)	$4,797,938	27.9%

	For the Six Months Ended June 30, 2024				For the Six Months Ended June 30, 2023
Entity:	Revenue	Cost of Revenue	Gross Profit	Gross Margin %	Revenue	Cost of Revenue	Gross Profit	Gross Margin %
OSS	$11,055,906	$(7,787,064)	$3,268,842	29.6%	$16,908,682	$(11,365,683)	$5,542,999	32.8%
Bressner	14,797,210	(11,009,496)	3,787,714	25.6%	17,084,744	(12,759,043)	4,325,701	25.3%
	$25,853,116	$(18,796,560)	$7,056,556	27.3%	$33,993,426	$(24,124,726)	$9,868,700	29.0%

Revenue

For the three months ended June 30, 2024, our total revenue decreased $4,010,202, or 23.3%, as compared to the same period in 2023. OSS saw a decrease in revenue of $2,756,062, or 33.3%, as compared to the same period in 2023. The primary contributors to this reduction are the discontinuation of sales to our former media and entertainment customer (disguise) of approximately $3,183,000, offset by recent program wins. Bressner experienced a decrease of $1,254,140, or 14.0%, as compared to the same period in 2023 as a result of economic constraints in the marketplace.

For the six months ended June 30, 2024, our total revenue decreased $8,140,310, or 23.9%, as compared to the same period in 2023. OSS saw a decrease in revenue of $5,852,776, or 34.6%, as compared to the same period in 2023. The primary contributors to this reduction are the discontinuation of sales to our former media and entertainment customer (disguise) of approximately $4,713,000 and a reduction of revenue attributable to delayed timing of a defense contract for our data storage units and parts. Bressner experienced a decrease of $2,287,534, or 13.4%, as compared to the same period in 2023 as a result of discontinuance of certain programs.

Cost of revenue and gross profit

Cost of revenue decreased $2,545,527, or 20.5%, for the three months ended June 30, 2024, as compared to the same period in 2023. OSS saw a decrease in cost of revenue of $1,718,005, or 29.3%, as compared to the same period in 2023. This decrease in cost of revenue is mainly attributable to the discontinuation of our sales to our former media and entertainment customer (disguise) and data storage units. Bressner’s cost of revenue decreased $827,522, or 12.6%, as compared to the same period in 2023, due to reduced overall sales due to a difficult economy.

The overall gross margin percentage was 25.2% for the three months ended June 30, 2024. OSS’ gross margin percentage for the three months ended June 30, 2024, was 24.9%, a reduction of 4.3 percentage points as compared to the prior year period in 2023 of 29.2%, due to underutilization of production facility and additional inventory reserves. Bressner contributed gross margin at a rate of 25.5%, as compared to the same period in 2023 of 26.7%, a decrease of 1.2 percentage points, resulting from less program revenue and one-time sales that tend to have higher margins as compared to the same 2024 period.

Cost of revenue decreased $5,328,166, or 22.1%, for the six months ended June 30, 2024, as compared to the same period in 2023. OSS saw a decrease in cost of revenue of $3,578,619, or 31.5%, as compared to the same period in 2023. This decrease in cost of revenue is mainly attributable to the discontinuation of our sales to our former media and entertainment customer (disguise) and sales of data storage units. Bressner’s cost of revenue decreased $1,749,547, or 13.7%, as compared to the same period in 2023, due to reduced overall sales due to a difficult economy and a reduction of additional sales attributable to project based related business.

The overall gross margin percentage was 27.3% for the six months ended June 30, 2024. OSS’ gross margin percentage for the six months ended June 30, 2024, was 29.6%, a reduction of 3.2 percentage points as compared to the prior year period in 2023 of 32.8%, due to underutilization of production facility and additional inventory reserves. Bressner contributed gross margin at a rate of 25.6%, as compared to the same period in 2023 of 25.3%, an increase of 0.3 percentage points.

Operating expenses

General and administrative expense

General and administrative expense decreased $665,482, or 21.7%, for the three months ended June 30, 2024, as compared to the same period in 2023. OSS experienced a decrease of $598,912, or 23.0%. The decrease in general and administrative expense is primarily attributable to the elimination of costs associated with our organizational restructuring and outside professional services. Bressner had a decrease of $66,570, or 14.3%, as a result of an organization realignment. Overall, total general and administrative expense increased as a percentage of revenue to 18.2% for the three months ended June 30, 2024, as compared to 17.9% during the same period in 2023.

General and administrative expense decreased $856,266, or 16.0%, for the six months ended June 30, 2024, as compared to the same period in 2023. OSS experienced a decrease of $713,426, or 16.1%. The decrease in general and administrative expense is primarily attributable to the elimination of costs associated with our organizational restructuring and outside professional services. Bressner had a decrease of $142,840, or 15.2%, as a result of an organization realignment. Overall, total general and administrative expense increased as a percentage of revenue to 17.4% for the six months ended June 30, 2024, as compared to 15.8% during the same period in 2023.

Impairment of goodwill

During June 2023, the Company took a write-down of $2,700,000 as a result of the overall financial performance of OSS as compared to plan, the transition of and focus on our product strategy on AI Transportables and the defense industry deferment of certain orders. There was no such impairment charge in 2024.

Marketing and selling expense

Marketing and selling expense increased $771,163, or 52.0%, for the three months ended June 30, 2024, as compared to the same period in 2023. OSS had an increase of $530,758, or 48.4% due to an increase in tradeshows and personnel. Bressner had an increase of $240,405, or 61.9%, primarily resulting from the addition of new marketing and program management personnel and sales collateral material. Overall, total marketing and selling expense increased as a percentage of revenue to 17.1% during the three months ended June 30, 2024, as compared to 8.6% during the same period in 2023.

Marketing and selling expense increased $904,595, or 27.7%, for the six months ended June 30, 2024, as compared to the same period in 2023. OSS had an increase of $508,601, or 20.8% due to an increase in tradeshows and personnel. Bressner had an increase of $395,994, or 47.9%, primarily resulting from the addition of new marketing and program management personnel and sales collateral material. Overall, total marketing and selling expense increased as a percentage of revenue to 16.1% during the six months ended June 30, 2024, as compared to 9.6% during the same period in 2023.

Research and development expense

Research and development expense decreased $29,048, or 3.0%, for the three months ended June 30, 2024, as compared to the same period in 2023. OSS saw a decrease of $64,413, or 7.7%. The decrease was largely driven by engineering resources being deployed on chargeable projects, which costs are reclassified as a component of costs of sales. Bressner experienced an increase of $35,365, or 29.6% due to additional personnel and overhead costs. Overall, total research and development expense as a percentage of revenue increased as a percentage of revenue to 7.0% during the three months ended June 30, 2024, as compared to 5.5% during the same period in 2023.

Research and development expense decreased $253,499, or 11.8%, for the six months ended June 30, 2024, as compared to the same period in 2023. OSS saw a decrease of $318,566, or 16.7%. The decrease was largely driven by engineering resources being deployed on chargeable projects, which costs are reclassified as a component of costs of sales. Bressner experienced an increase of $65,067, or 27.5% due to additional personnel and overhead costs. Overall, total research and development expense as a percentage of revenue increased as a percentage of revenue to 7.3% during the six months ended June 30, 2024, as compared to 6.3% during the same period in 2023.

Interest income

Interest income increased $13,834 for the three months ended June 30, 2024, as compared to the same period in 2023. The increase is attributable to higher interest rates on qualified short-term investments that meet Company requirements.

Interest income increased $45,293 for the six months ended June 30, 2024, as compared to the same period in 2023. The increase is attributable to higher interest rates on qualified short-term investments that meet Company requirements.

Interest expense

Interest expense decreased $4,836 for the three months ended June 30, 2024, as compared to the same period in 2023 due to declining borrowing balances.

Interest expense decreased $2,199 for the six months ended June 30, 2024, as compared to the same period in 2023 due to declining borrowing balances.

Employee Retention Credit

For the three and six month periods ended June 30, 2023, the Company received a government provided Employee Retention Credit (“ERC”) for the retention of employees during the COVID-19 pandemic during the years of 2020 and 2021, in the amount of $1,516,034 less commissions of $217,793. The Company did not receive any ERC credits in either the three or six month periods ended June 30, 2024.

Other income (expense), net

Other income (expense), for the three months ended June 30, 2024, resulted in net other income of $21,831 as compared to net other income of $31,837, in the same period in 2023, for a net decrease in other income of $10,006 attributable to changes in foreign currency gain and losses.

Other income (expense), for the six months ended June 30, 2024, resulted in net other income of $29,109 as compared to net other income of $11,614, in the same period in 2023, for a net increase in other income of $17,495 attributable to gains on foreign currency transactions.

Provision for income taxes

We have recorded an income tax provision of $211,027 and $396,863, respectively, for the three months ended June 30, 2024 and 2023 and $402,296 and $658,365, respectively, for the six months ended June 30, 2024 and 2023. The effective tax rate for the six months ended June 30, 2024 and 2023, differed from the statutory rate mainly due to permanent non-deductible goodwill amortization for Bressner, change in valuation allowance, deductions related to expenses of OSS stock options, research and development credits, and changes in reserves for uncertain tax positions, as well as projecting foreign and state tax liabilities for the year. The tax provision is predominately attributable to profit operations in Germany.

Under the Tax Cuts and Jobs Act of 2017, research and development costs are no longer fully deductible and are required to be capitalized and amortized for U.S. tax purposes effective January 1, 2022. The mandatory capitalization requirement increases our deferred tax assets and the related valuation allowance and may have an impact on payment of tax liabilities. The effective tax rate for the six months ended June 30, 2024, was 29.1%, as compared to 28.9% in the prior period in 2023.

Liquidity and Capital Resources

Historically, our primary sources of liquidity have been provided by public and private offerings of our securities and revenues generated from our business operations. As of June 30, 2024, we had total cash and cash equivalents of $6,751,771, with short-term investments of $5,019,230, and total working capital of $32,573,474. Cash and cash equivalents held by Bressner totaled US$2,384,918 on June 30, 2024. Bressner’s debt covenants do not permit the use of those funds by its parent company.

During the six month period ended June 30, 2024, we had a loss from operations of $3,516,879, with cash provided by operating activities of $1,226,742.

During the six month period ended June 30, 2023, we had a loss from operations of $3,609,905, with cash provided by operating activities of $2,048,934.

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

As discussed in our Annual Report on Form 10-K for the year ended December 31, 2023 and as of June 30, 2024, economists continue to suggest that an elevated risk of economic downturn in the U.S. and Germany will continue for the foreseeable future, which could result in further economic uncertainty and volatility in the capital markets in the near term and could negatively affect our operations. We intend to continue to monitor the effects of inflation, global supply chain shortages and the economic conditions, and, if appropriate, we may alter our plans to address such concerns as they may arise.

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

In April 2022, the Company obtained a domestic revolving line of credit of $2,000,000 from its bank, which was renewed in June 2024 and will expire in September 2026 at the current prime rate. To access this line of credit, the Company must maintain a minimum cash balance of $2,500,000 with the bank and maintain a maximum debt to tangible net worth of ratio of 1.00 to 1.00. The line of credit is also collateralized by the assets of the Company. No balance was outstanding on June 30, 2024 and December 31, 2023, respectively. Although the Company has not drawn down on the line of credit to date, it may choose to do so in the future.

Additionally, in August 2023, we filed a registration statement on Form S-3 (Registration No. 333-274073) with the SEC, which became effective on August 25, 2023, and allows us to offer and sell up to an aggregate of $100,000,000 of our common stock, preferred stock, debt securities, warrants to purchase our common stock, preferred stock or debt securities, subscription rights to purchase our common stock, preferred stock or debt securities and/or units consisting of some or all of these securities, in any combination, together or separately, in one or more offerings, in amounts, at prices and on the terms that we will determine at the time of the offering and which will be set forth in a prospectus supplement and any related free writing prospectus. In the event, that we need additional financing, we may choose to consummate an offering of our securities under the registration statement on S-3 in order to raise capital.

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

The following table summarizes our cash flows for the six month periods ended June 30, 2024 and 2023:

	For the Six Months Ended June 30,
Cash flows:	2024	2023
Net cash provided by operating activities	$1,226,742	$2,048,934
Net cash provided by investing activities	$2,541,086	$503,054
Net cash (used in) provided by financing activities	$(1,014,840)	$413,575

Operating Activities

During the six month period ended June 30, 2024, we generated $1,226,742 in cash from operating activities, a reduction of $822,192 when compared to the cash provided by operating activities of $2,048,934 during the same period in 2023.

The change in cash provided by operating activities during the six month period ended June 30, 2024, as compared to the same period in 2023, is primarily a result of three components comprised of (i) an increase in net loss of $884,159 in 2024 to $3,684,167 in the current year period, from a net loss of $2,800,008 in the prior year period; (ii) net unfavorable adjustments in the current period for non-cash items of $1,568,036, which were comprised of $1,818,141 of favorable non-cash items, offset by $3,386,177 of negative non-cash items that did not affect operating cash flow; and (iii) a net increase working capital items of $1,630,003.

Net improvements in working capital for the six month period ended June 30, 2024, were $1,630,003 as compared to the prior year period of improvement in working capital of $1,017,565. The improvements to working capital of $4,992,321 were attributable to changes in inventory levels, accounts payable and operating lease liabilities for the comparable period. These improvements were offset by unfavorable changes in working capital of $3,362,318, attributable to changes in accounts receivable, prepaid expenses other current assets, accrued expenses and other liabilities and operating lease liabilities.

Our ability to generate cash from operations in future periods will depend in large part on our profitability, the rate and timing of collections of our accounts receivable, our inventory turns and our ability to manage other areas of working capital, including accounts payable and accrued expenses.

Investing Activities

During the six month period ended June 30, 2024, the Company generated cash of $2,541,086 from investing activities, as compared to $503,054 provided by investing activities during the prior year period in 2023, a net increase of $2,038,032. This change is basically attributable to an increase in the number of short-term investments redeemed in the current period as compared to the prior period. Additionally, the Company continues to enhance the capabilities of its ERP system, and purchase test equipment for the engineering department. We do not anticipate any significant investments not normally anticipated in the original course of business in the near term.

Financing Activities

Given the current economic, financial, and geopolitical instability, the Company believes it is imperative to maintain opportunities for additional financial resources to ensure financial stability during trying economic times. During the six month period ended June 30, 2024, the Company used $1,014,840 in cash for debt service payments on Bressner borrowings and payment of tax on the net exercise of vested RSUs, while generating $219,348 from the exercise of options. During the same period in 2023, the Company generated of $413,575 for comparable items for a difference of $1,428,415.

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

We are continuing to experience delays in funding for customer projects, delays in delivery schedules based upon customer requirements and an extended sales cycle. Additionally, certain of our customers are experiencing downturns or uncertainty in their own business operations and revenue, including one customer that declared bankruptcy in 2023, and as a result there is an increased risk that these customers may need to decrease or delay their technology spending, request pricing concessions or payment extensions, or seek to renegotiate their contracts.

During the six months ended June 30, 2024, and the year ended December 31, 2023, the Company experienced delays and postponements of purchases and orders due to certain customers’ funding or program delays. We have also experienced cancellations of orders due to disruptions in our customers’ businesses or changes in their business plans. Such delays, postponements and cancellations could negatively impact the Company’s results of operations for the year ending December 31, 2024. If such decreases in orders, postponements or cancellations continue in the future, our operating results will be further impacted, and our revenues may decline in future periods.

With the Company's shifted focus to the development and sale of AI Transportables, we have significantly increased our efforts to penetrate the military and defense sectors, which typically have protracted sales cycles, significant contracting requirements, and multi-year deliverables. With the recent hiring of a new president and chief executive officer and new vice president of sales, each of whom has extensive experience in contracting in the defense industry, we have further increased our emphasis and focus on the pursuit of revenue opportunities with major defense contractors and the military. We have recently reviewed our existing pipeline and have made adjustments to reflect the procurement habits and timing of the military and defense sector. We have also added relevant defense market experience to our board of directors through the appointment of Mr. Knowles, Vice Admiral Dumont and Mitch Herbets as directors. We believe that these changes will allow us to further penetrate the defense sector and enhance our business strategies with respect to this target market.

The world continues to be affected by the ongoing conflicts between Russia and Ukraine and in the Middle East and economic uncertainty, amongst other things. Inflation has risen both domestically and internationally, Federal Reserve and European Central Bank interest rates have increased significantly over the last year, and economists suggest that risk of a recession in the U.S. remains elevated. Germany was in a recession for most of 2023, largely due to persistent high inflation and falling household spending. Volatility and recessionary conditions in Europe, and in Germany in particular, are expected to remain a concern for the near term. Component shortages and increased lead times from Taiwan, coupled with rising political tensions in Taiwan, resulted in supply chain delays and shortages that negatively impacted the Bressner business during the most recent quarter. which could continue to negatively impact our business in the near term. Additionally, it is possible that U.S. policy changes and uncertainty about such changes, including changes and uncertainty as a result of the upcoming U.S. presidential election, could increase market volatility and currency exchange rate fluctuations. These factors, amongst other things, could result in further economic uncertainty and volatility in the capital markets in the near term, and could negatively affect our operations.

We believe that the need for improved productivity in the research and development activities directed toward developing new products and/or software will continue to result in increasing adoption of high-performance computers and interconnect technologies such as those we produce. New product and/or software developments in the specialized compute-business segment could result in increased revenues and earnings if they are accepted by our markets; however, there can be no assurances that new products and/or software will result in significant improvements to revenues or earnings. For competitive reasons, we do not disclose all our new product development activities.

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

Concentration of credit risk

At times, deposits held with financial institutions may exceed the amount of insurance provided by the Federal Deposit Insurance Corporation (“FDIC”) and Securities Investor Protection Corporation (“SIPC”), of which both provide basic deposit coverage with limits up to $250,000 per owner. As of June 30, 2024, the Company had $2,752,541 of cash in our accounts that exceeded the insurance limits. The Company has not experienced any losses in these accounts and believes that the financial institutions at which such amounts are held are stable; however, no assurances can be provided. In Germany, the deposit insurance is €100,000 per bank, per customer. Bressner has funds on deposit in both Euro and U.S. dollar denominations of €1,865,944 (US$1,997,598) with banks in excess of the insurance limits.

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Net loss	$(2,344,545)	$(2,399,496)	$(3,684,167)	$(2,800,008)
Depreciation	273,731	254,447	563,278	510,912
Amortization of right-of-use assets	106,633	48,824	206,771	167,354
Stock-based compensation expense	557,198	898,008	965,938	1,372,217
Interest expense	19,103	23,939	54,445	56,644
Interest income	(118,619)	(104,785)	(260,344)	(215,051)
Impairment of goodwill	-	2,700,000	-	2,700,000
Employee retention credit (ERC)	-	(1,298,241)	-	(1,298,241)
Provision for income taxes	211,027	396,863	402,296	658,365
Adjusted EBITDA	$(1,295,472)	$519,559	$(1,751,783)	$1,152,192

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

The following table reconciles non-GAAP net loss and basic and diluted earnings per share:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Net loss	$(2,344,545)	$(2,399,496)	$(3,684,167)	$(2,800,008)
Amortization of intangibles	-	15,808	-	31,616
Impairment of goodwill	-	2,700,000	-	2,700,000
Employee retention credit (ERC)	-	(1,298,241)	-	(1,298,241)
Stock-based compensation expense	557,198	898,008	965,938	1,372,217
Non-GAAP net (loss) income	$(1,787,347)	$(83,921)	$(2,718,229)	$5,584
Non-GAAP net (loss) income per share:
Basic	$(0.09)	$(0.00)	$(0.13)	$0.00
Diluted	$(0.09)	$(0.00)	$(0.13)	$0.00
Weighted average common shares outstanding:
Basic	20,931,798	20,397,741	20,820,516	20,325,029
Diluted	20,931,798	20,397,741	20,820,516	20,841,127

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

	For the Six Months Ended June 30,
Cash flow:	2024	2023
Net cash provided by operating activities	$1,226,742	$2,048,934
Capital expenditures	(204,094)	(299,891)
Free cash flow	$1,022,648	$1,749,043

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

Evaluation of Disclosure Controls and Procedures

Management is required to evaluate our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures are controls and other procedures designed to provide reasonable assurance that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include controls and procedures designed to provide reasonable assurance that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on our management’s evaluation (based upon 2013 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and with the participation of our principal executive officer and principal financial officer), our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective at a reasonable assurance level as of the end of the period covered by this report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2024, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

Rule 10b5-1 Trading Plans

During the three months ended June 30, 2024, none of our directors or officers entered into, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” that were intended to satisfy the affirmative defense conditions of Rule 10b5-1, in each case as defined in Item 408 of Regulation S-K.

Item 6. Exhibits.

Exhibit Index

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation (currently in effect).	8-K/A	001-38371	3.1	March 21, 2018

3.2	Bylaws, as amended (currently in effect).	8-K	001-38371	3.2	February 6, 2018

3.3	Certificate of Amendment to the Amended and Restated Bylaws of the Company, dated April 7, 2023.	8-K	001-38371	3.1	April 7, 2023

10.1	Amendment No. 3 to 2017 Equity Incentive Plan of One Stop Systems, Inc., dated May 15, 2024.	8-K	001-38371	10.1	May 20, 2024

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					*

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					*

101 INS	Inline XBRL Instance Document with Embedded Linkbase Documents					**

101 SCH	Inline XBRL Taxonomy Extension Schema Document					**

104	Cover Page Interactive Data File (formatted as Inline XBRL and					**

contained in Exhibit 101 attachments)

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

One Stop Systems, Inc.

Date: August 8, 2024	By:	/s/ Michael Knowles
Michael Knowles
President and Chief Executive Officer (Principal Executive Officer)

Date: August 8, 2024	By:	/s/ John W. Morrison Jr.
John W. Morrison Jr.
Chief Financial Officer (Principal Financial and Accounting Officer)