Form 10-Q
period 2024-09-30
ONE STOP SYSTEMS, INC.
filed 2024-11-06
CIK 1394056

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of October 31, 2024, the registrant had 21,114,534 shares of common stock (par value $0.0001) outstanding.

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

This Quarterly Report on Form 10-Q for the three month and nine month periods ended September 30, 2024 (this "Quarterly Report"), should be read in conjunction with our audited financial statements for the year ended December 31, 2023, included in our Annual Report on Form 10-K, filed with the SEC on March 21, 2024.

The results of operations for the three month and nine months periods ended September 30, 2024, are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2024.

ONE STOP SYSTEMS, INC. (OSS)

CONSOLIDATED BALANCE SHEETS

	Unaudited	Audited
	September 30,	December 31,
	2024	2023
ASSETS
Current assets
Cash and cash equivalents	$9,402,608	$4,048,948
Short-term investments (Note 3)	3,180,213	7,771,820
Accounts receivable, net (Note 4)	9,327,339	8,318,247
Inventories, net (Note 5)	15,300,745	21,694,748
Prepaid expenses and other current assets	960,236	611,066
Total current assets	38,171,141	42,444,829
Property and equipment, net	1,858,348	2,370,224
Operating lease right-of use assets	1,609,278	1,922,784
Deposits and other	38,093	38,093
Deferred tax asset, net	507,187	-
Goodwill	1,489,722	1,489,722
Total Assets	$43,673,769	$48,265,652

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$4,059,675	$1,201,781
Accrued expenses and other liabilities (Note 6)	6,000,188	3,202,519
Current portion of operating lease obligation (Note 9)	320,731	390,926
Current portion of notes payable (Note 7)	1,114,291	2,077,895
Total current liabilities	11,494,885	6,873,121
Deferred tax liability, net	-	44,673
Operating lease obligation, net of current portion (Note 9)	1,554,580	1,765,536
Total liabilities	13,049,465	8,683,330
Commitments and contingencies (Note 9)
Stockholders’ equity
Common stock, $0.0001 par value; 50,000,000 shares authorized; 21,114,534 and 20,661,341 shares issued and outstanding, respectively	2,111	2,066
Additional paid-in capital	48,562,761	47,323,673
Accumulated other comprehensive income	977,710	675,310
Accumulated deficit	(18,918,278)	(8,418,727)
Total stockholders’ equity	30,624,304	39,582,322
Total Liabilities and Stockholders' Equity	$43,673,769	$48,265,652

See accompanying notes to unaudited consolidated financial statements.

ONE STOP SYSTEMS, INC. (OSS)

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue:
Product	$12,682,241	$13,632,223	$36,722,411	$46,865,026
Customer funded development	1,018,856	115,940	2,831,802	876,563
	13,701,097	13,748,163	39,554,213	47,741,589
Cost of revenue:
Product	14,601,408	10,074,304	32,123,488	33,678,209
Customer funded development	817,427	22,508	2,091,907	543,329
	15,418,835	10,096,812	34,215,395	34,221,538
Gross (loss) profit	(1,717,738)	3,651,351	5,338,818	13,520,051
Operating expenses:
General and administrative	2,057,092	1,935,720	6,558,807	7,293,701
Impairment of goodwill	-	2,930,788	-	5,630,788
Marketing and selling	2,008,824	1,713,105	6,184,065	4,983,751
Research and development	950,373	1,053,852	2,846,852	3,203,830
Total operating expenses	5,016,289	7,633,465	15,589,724	21,112,070
Loss from operations	(6,734,027)	(3,982,114)	(10,250,906)	(7,592,019)
Other income (expense), net:
Interest income	116,596	170,420	376,940	385,471
Interest expense	(16,465)	(31,468)	(70,910)	(88,112)
Employee retention credit (ERC) (Note 2)	-	418,486	-	1,716,727
Other income (expense), net	(14,402)	13,035	14,707	24,649
Total other income, net	85,729	570,473	320,737	2,038,735
Loss before income taxes	(6,648,298)	(3,411,641)	(9,930,169)	(5,553,284)
Provision for income taxes	167,086	226,967	569,382	885,332
Net loss	$(6,815,384)	$(3,638,608)	$(10,499,551)	$(6,438,616)

Net loss per share:
Basic	$(0.32)	$(0.18)	$(0.50)	$(0.32)
Diluted	$(0.32)	$(0.18)	$(0.50)	$(0.32)

Weighted average common shares outstanding:
Basic	21,049,270	20,569,111	20,897,324	20,407,284
Diluted	21,049,270	20,569,111	20,897,324	20,407,284

See accompanying notes to unaudited consolidated financial statements.

ONE STOP SYSTEMS, INC. (OSS)

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Net loss	$(6,815,384)	$(3,638,608)	$(10,499,551)	$(6,438,616)
Other comprehensive (loss) income:
Net unrealized (loss) income on short-term investments	7,855	(12,240)	445	(11,373)
Currency translation adjustment	482,779	(839,903)	301,955	(112,171)
Total other comprehensive (loss) income	490,634	(852,143)	302,400	(123,544)
Comprehensive loss	$(6,324,750)	$(4,490,751)	$(10,197,151)	$(6,562,160)

See accompanying notes to unaudited consolidated financial statements.

ONE STOP SYSTEMS, INC. (OSS)

UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Three and Nine Month Periods Ended September 30, 2024

	Common Stock			Accumulated Other	Accumulated	Total
	Shares	Amount	Additional Paid-in-Capital	Comprehensive income	(Deficit) Earnings	Stockholders' Equity
Balance, January 1, 2024	20,661,341	$2,066	$47,323,673	$675,310	$(8,418,727)	$39,582,322
Stock-based compensation	-	-	965,938	-	-	965,938
Exercise of stock options, RSUs and warrants	336,042	33	219,315	-	-	219,348
Taxes paid on net issuance of employee stock options	-	-	(349,296)	-	-	(349,296)
Currency translation adjustment	-	-	-	(180,824)	-	(180,824)
Net unrealized loss on short-term investments	-	-	-	(7,410)	-	(7,410)
Net loss	-	-	-	-	(3,684,167)	(3,684,167)
Balance, June 30, 2024	20,997,383	2,099	48,159,630	487,076	(12,102,894)	36,545,911
Stock-based compensation	-	-	458,011	-	-	458,011
Exercise of stock options, RSUs and warrants	117,151	12	18,388	-	-	18,400
Taxes paid on net issuance of employee stock options	-	-	(73,268)	-	-	(73,268)
Currency translation adjustment	-	-	-	482,779	-	482,779
Net unrealized loss on short-term investments	-	-	-	7,855	-	7,855
Net loss	-	-	-	-	(6,815,384)	(6,815,384)
Balance, September 30, 2024	21,114,534	$2,111	$48,562,761	$977,710	$(18,918,278)	$30,624,304

See accompanying notes to unaudited consolidated financial statements.

ONE STOP SYSTEMS, INC. (OSS)

UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Three and Nine Month Periods Ended September 30, 2023

	Common Stock			Accumulated Other	Accumulated	Total
	Shares	Amount	Additional Paid-in-Capital	Comprehensive income	(Deficit) Earnings	Stockholders' Equity
Balance, January 1, 2023	20,084,528	$2,008	$45,513,807	$510,485	$(1,702,551)	$44,323,749
Stock-based compensation	-	-	1,372,217	-	-	1,372,217
Exercise of stock options, RSUs and warrants	458,496	45	51,004	-	-	51,049
Taxes paid on net issuance of employee stock options	-	-	(532,600)	-	-	(532,600)
Currency translation adjustment	-	-	-	727,732	-	727,732
Net unrealized gain on short-term investments	-	-	-	867	-	867
Net loss	-	-	-	-	(2,800,008)	(2,800,008)
Balance, June 30, 2023	20,543,024	2,053	46,404,428	1,239,084	(4,502,559)	43,143,006
Stock-based compensation	-	-	518,680	-	-	518,680
Exercise of stock options, RSUs and warrants	61,026	6	11,367	-	-	11,373
Taxes paid on net issuance of employee stock options	-	-	(29,417)	-	-	(29,417)
Currency translation adjustment	-	-	-	(839,903)	-	(839,903)
Net unrealized gain on short-term investments	-	-	-	(12,240)	-	(12,240)
Net loss	-	-	-	-	(3,638,608)	(3,638,608)
Balance, September 30, 2023	20,604,050	$2,059	$46,905,058	$386,941	$(8,141,167)	$39,152,891

See accompanying notes to unaudited consolidated financial statements.

ONE STOP SYSTEMS, INC. (OSS)

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(10,499,551)	$(6,438,616)
Adjustments to reconcile net loss to net cash provided by operating activities:
Deferred income taxes	(551,567)	-
Loss (gain) on disposal of property and equipment	354	(92,147)
Provision for bad debt	40,000	30,488
Impairment of goodwill	-	5,630,788
Warranty reserves	(45,000)	(18,216)
Amortization of intangibles	-	42,154
Depreciation	815,420	771,619
Amortization of right-of-use assets	312,396	1,309,725
Inventory reserves	7,351,278	1,026,501
Stock-based compensation expense	1,423,949	1,890,897
Employee retention credit	-	(1,716,727)
Changes in operating assets and liabilities:
Accounts receivable	(1,003,287)	2,639,125
Inventories	(888,972)	(2,614,194)
Prepaid expenses and other current assets	(348,364)	(1,018,286)
Accounts payable	2,823,183	(1,309,295)
Accrued expenses and other liabilities	2,993,729	1,348,578
Operating lease liabilities	(280,023)	(1,256,925)
Net cash provided by operating activities	2,143,545	225,469

Cash flows from investing activities:
Redemption of short-term investment grade securities	4,592,052	672,865
Purchases of property and equipment, including capitalization of labor costs for test equipment and ERP	(298,789)	(374,464)
Net cash provided by investing activities	4,293,263	298,401

Cash flows from financing activities:
Proceeds from exercise of stock options and warrants	237,748	62,422
Payment of payroll taxes on net issuance of employee stock options	(422,564)	(562,017)
Repayments on notes payable	(959,373)	(1,081,729)
Employee retention credit benefit	-	1,716,727
Net cash (used in) provided by financing activities	(1,144,189)	135,403

Net change in cash and cash equivalents	5,292,619	659,273
Effect of exchange rates on cash	61,041	(36,464)
Cash and cash equivalents, beginning of period	4,048,948	3,112,196
Cash and cash equivalents, end of period	$9,402,608	$3,735,005

See accompanying notes to unaudited consolidated financial statements.

ONE STOP SYSTEMS, INC. (OSS)

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

	For the Nine Months Ended September 30,
	2024	2023
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$69,376	$91,822
Cash paid during the period for income taxes	$353,876	$217,705

Supplemental disclosure of non-cash flow transactions:
Reclassification of inventories to property and equipment	$12,106	$-

See accompanying notes to unaudited consolidated financial statements.

ONE STOP SYSTEMS, INC. (OSS)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Nine Month Periods Ended September 30, 2024 and 2023

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

On August 31, 2018, the Company acquired Concept Development Inc. (“CDI”) located in Irvine, California. CDI specialized in the design and manufacture of custom high-performance computing systems for airborne in-flight entertainment, flight safety equipment, and networking systems. CDI’s business was fully integrated into the core operations of the Company as of September 1, 2020.

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

The Company completed and fulfilled all remaining orders associated with its long-term media and entertainment customer during the year ended December 31, 2023, and does not anticipate further business from this customer in the future. This resulted from an acceleration in the customer’s investment in cloud technology and a drive towards less intelligent compute capability at the edge to reduce the costs of their componentry. This customer’s transition to cloud solutions had a negative impact on the Company’s results of operations for the year ended December 31, 2023 and for the nine months ended September 30, 2024.

With the Company's shift in focus to the development and sale of AI Transportables, we have significantly increased our efforts to penetrate the military and defense sectors. With the hiring of Michael Knowles and Robert Kalebaugh in mid-2023, each of whom has extensive experience in contracting in the defense industry, as our new president and chief executive officer, and vice president of sales, respectively, we further increased our emphasis and focus on the pursuit of revenue opportunities with major defense contractors and the military. We have also added relevant defense market experience to our board of directors through the appointment of Mr. Knowles, Vice Admiral Dumont and Mitch Herbets as directors.

The negative impact on the global economy and capital markets resulting from the geopolitical instability caused in part by the ongoing military conflict between Russia and Ukraine and Israel and Hamas, have contributed to economic uncertainty. Component shortages and increased lead times on materials sourced from Taiwan, coupled with rising political tensions in Taiwan, resulted in supply chain delays and shortages that negatively impacted the Bressner business during the most recent quarter. With the recent decrease in interest rates, economists now are anticipating a soft landing for both the U.S. and in Germany. Additionally, it is possible that U.S. policy changes and uncertainty about such changes, including changes and uncertainty as a result of the upcoming U.S. presidential election, could increase market volatility and currency exchange rate fluctuations. As a result of the foregoing, there is continued economic uncertainty and volatility in the capital markets in the near term that could negatively affect our operations.

Due to the Company’s shift in focus to the military and defense sector, deviations from management’s expectations with respect to product sales and advances in technology that rendered certain inventory obsolete, during the quarter ended September 30, 2024, and certain of the Company's inventory had to be written down. The Company determined to take an inventory charge of $6,099,259 as a result of our increased emphasis and focus on the pursuit of revenue opportunities with major defense contractors and the military. The Company recently reviewed its existing pipeline and has made adjustments to reflect the procurement habits and timing of the military and defense sector in an effort to avoid similar inventory valuation charges in the future.

These global issues and concerns are impacting our business as well as some of our customers, who are continuing to experience downturns or uncertainty in their own business operations and revenue, and as a result, these customers may need to decrease or delay their technology spending, request pricing concessions or payment extensions, or seek to renegotiate their contracts. During the quarter ended September 30, 2024, the Company experienced delays in orders due to certain customers’ funding or program delays. If such decreases in orders or postponements continue in the future, or we experience cancellations of orders, our operating results will be further impacted, and our revenues may decline in future periods.

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

As a result of these global issues, as well as other factors discussed in these notes, it has been difficult to accurately forecast our revenues or financial results. In addition, while the potential impact and duration of these issues on the economy and our business may be difficult to assess or predict, these world events have resulted in, and may continue to result in, significant disruption of global financial markets, and may reduce our ability to access additional capital, which could negatively affect our liquidity in the future. Our results of operations could be materially below our forecasts as well, which could adversely affect our results of operations, disappoint analysts and investors, or cause our stock price to decline.

Management’s plans with respect to the above are to continue their efforts towards responding to the changing economic landscape, to continue to control costs, conserve cash, strengthen margins through the introduction of new product lines focusing on AI compute capabilities for military and industrial applications, autonomous truck driving and improve company-wide execution through increased investments in product marketing.

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

Gross versus net revenue

Accounting Standards Codification ("ASC") 606 provides guidance on proper recognition of principal versus agent considerations, which is used to determine gross versus net revenue recognition. Under ASC 606, the core objective of the guidance on gross versus net revenue recognition is to help determine whether the Company is a principal or an agent in a transaction. In general, the primary difference between these two is the performance obligation being satisfied by the company recognizing revenue. The principal has a performance obligation to provide the desired goods or services to the end customer, whereas the agent arranges for the principal to provide the desired goods or services. Additionally, a fundamental characteristic of a principal in a transaction is control. A principal substantively controls the goods and services before they are transferred to the customer as well as controlling the price of the good or service being provided.

The Company is an agent if the Company's performance obligation is to arrange for the delivery of the specified good or service by another party. An entity that is an agent does not control the specified good or service provided by another party before that good or service is transferred to the customer. During the three and nine month periods ended September 30, 2024, the Company recorded net agent consideration as revenue of $26,713 and $349,270, respectively.

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

Due to the Ukraine war, the continuing conflicts between Israel and Hamas, inflationary pressures, other macroeconomic factors and the loss of our previous media and entertainment customer, there has been uncertainty and disruption in the global economy, financial markets and our ongoing operations. We are not aware of any specific event or circumstance that would require an update to our estimates or assumptions or a revision of the carrying value of our assets or liabilities as of the date of this Quarterly Report. These estimates and assumptions may change as new events occur and additional information is obtained. As a result, actual results could differ materially from these estimates and assumptions.

Recent Accounting Pronouncements

Two new Accounting Standard Updates ("ASU’s") have recently been issued, neither of which are currently expected to significantly impact the Company.

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

ASU 2023-09: Income Taxes (Topic 740) — Improvements to Income Tax Disclosures (ASU 2023-09) enhances the disclosure requirements related to income taxes. The most significant changes are requiring additional disaggregation in the rate reconciliation disclosure (for public business entities) and income taxes paid disclosure (for all entities). The changes to the rate reconciliation disclosures require entities to disclose specific categories in the rate reconciliation by taxing jurisdiction for any individual reconciling item that exceeds 5% of pretax income multiplied by the statutory tax rate. The new guidance will be effective for public business entities for annual periods beginning after December 15, 2024. For all other entities, the guidance will be effective for annual periods beginning after December 15, 2025. Early adoption is permitted for all entities.

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

The credit is based upon the number of employees in any given quarter in the years 2020 and 2021. For the year 2020, the maximum credit was based upon the lesser of 50% of eligible wages or $5,000 for the year. For the first three quarters of the year 2021, the maximum quarterly credit was based upon the lesser of 70% of eligible wages or $7,000 per quarter. The total maximum program credit per employee was $26,000.

The Company applied for the ERC program and as of September 30, 2023, had received a total of $2,004,382 in credits, including interest, and paid commissions of $287,656 to a vendor who assisted with the calculations and filing of the application. The net proceeds of $1,716,727 have been reported as other income in the accompanying consolidated statements of operations. Income is recognized when reasonably assured of receipt based upon government notice. No ERC credits were received during the nine month period ended September 30, 2024.

NOTE 3 - SHORT-TERM INVESTMENTS

The Company’s short-term investments by significant investment category as of September 30, 2024, were as follows:

Description	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Accrued Interest	Estimated Fair Value
Level 1: (1)
Cash alternatives	$78,529	$-	$-	$-	$78,529
Certificates of deposit	3,000,000	6,238	-	95,446	3,101,684
	$3,078,529	$6,238	$-	$95,446	$3,180,213

(1)
Level 1 fair value estimates are based on quoted prices in active markets for identical assets or liabilities.

The Company’s short-term investments by significant investment category as of December 31, 2023, were as follows:

Description	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Accrued Interest	Estimated Fair Value
Level 1: (1)
Cash alternatives	$76,709	$-	$-	$-	$76,709
Certificates of deposit	7,585,000	5,793	-	104,318	7,695,111
	$7,661,709	$5,793	$-	$104,318	$7,771,820

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

NOTE 4 -ACCOUNTS RECEIVABLE

Accounts receivable, net consisted of the following:

	September 30,	December 31,
	2024	2023
Accounts receivable	$9,417,474	$8,368,279
Less: allowance for credit losses	(90,135)	(50,032)
	$9,327,339	$8,318,247

Provision (recovery) for bad debt expense related to accounts receivable was $40,000 and $(8,165) for the three month periods ended September 30, 2024 and 2023, respectively, and $40,000 and $38,653 for the nine month periods ended September 30, 2024 and 2023, respectively.

The following tables represent the changes in the allowance for credit losses associated with our trade receivables for the nine month periods ended September 30, 2024 and 2023.

	For the Nine Months Ended September 30,
Allowance for Credit Losses	2024	2023
Balance on January 1,	$(50,032)	$(45,354)
Provision charged to expense	(40,000)	(38,653)
Receivables written-off	-	-
Recoveries of receivables previously written-off	-	-
Effects of change in exchange rates	(103)	(710)
	$(90,135)	$(84,717)

NOTE 5 – INVENTORIES

Inventories, net consisted of the following:

	September 30,	December 31,
	2024	2023
Raw materials	$11,445,420	$12,975,235
Sub-assemblies	718,867	454,181
Work-in-process	729,996	344,685
Finished goods	10,223,469	9,824,987
	23,117,752	23,599,088
Less: allowances for obsolete and slow-moving inventories	(7,817,007)	(1,904,340)
	$15,300,745	$21,694,748

NOTE 6 – ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consisted of the following:

	September 30,	December 31,
	2024	2023
Accrued compensation and related liabilities	$1,344,874	$1,023,902
Deferred revenue	161,653	299,514
Customer deposits (See Note 11)	1,218,531	27,447
Warranty reserve	566,885	607,809
Trade and other taxes	928,120	392,336
Other accrued expenses	1,780,125	851,511
	$6,000,188	$3,202,519

NOTE 7 – DEBT

Bank Lines of Credit

In April 2022, the Company obtained a domestic revolving line of credit of $2,000,000 with Torrey Pines Bank, which was renewed in June 2023 and will expire in September 2026 at the current prime rate. To access this line of credit, the Company must maintain a minimum cash balance of $2,500,000 with the bank and maintain a maximum debt to tangible net worth of ratio of 1.00 to 1.00. The line of credit is also collateralized by the assets of the Company. No balance was outstanding on September 30, 2024 and December 31, 2023, respectively.

Bressner has three revolving lines of credit with German institutions, including UniCredit Bank AG, Commerzbank AG, and VR Bank, with total availability of up to €2,700,000 (US$3,008,586) as of September 30, 2024. Borrowings under the lines of credit bear interest at a variable rate of Euribor plus a stated rate. The rates as of September 30, 2024, for the lines of credit ranged from 3.10% to 5.62%, with the balances remaining open indefinitely or until occurrence of a defined change of control event. There were no outstanding lines of credit balances as of September 30, 2024 and December 31, 2023, respectively.

Foreign Debt Obligations

Bressner had two term loans outstanding as of September 30, 2024, with an aggregate balance outstanding of €1,000,000 (US$1,114,291) as follows:

•
On June 18, 2021, Bressner converted €500,000 of its line of credit from UniCredit Bank into a note payable. The note was originally due December 17, 2021, and subsequently extended through June 17, 2022. On June 17, 2022, this note was further extended through December 19, 2022, with accrued interest having been paid current as of the revised maturity date. On December 19, 2022, this note was extended through June 19, 2023. However, on June 19, 2023, this note was further extended through December 19, 2023, and the interest rate was increased to 5.80%, with accrued interest having been paid current as of June 19, 2023. On December 29, 2023, this note was further extended through June 19, 2024, with accrued interest having been paid current as of December 19, 2023. On June 19, 2024, this note was further extended through December 19, 2024, with accrued interest having been paid current as of June 19, 2024, and the interest rate was reduced to 5.55%. The balance outstanding on the note as of September 30, 2024, and December 31, 2023, was €500,000 (US$557,145) and €500,000 (US$551,948), respectively; and

•
On April 9, 2021, Bressner converted €500,000 of its line of credit from Commerzbank AG into a note payable. The note was due on September 30, 2021, with a payment of principal and interest due upon maturity. This loan was paid in full on September 30, 2021, with proceeds from a new note with similar terms. This new note had an original maturity date of June 30, 2022; however, this note was further extended through March 31, 2023, with accrued interest having been paid current as of the revised maturity date. On March 30, 2023, this note was further extended through September 29, 2023, and the interest rate was increased to 4.60%, with accrued interest having been paid current as of March 30, 2023. On September 29, 2023, this note was further extended through March 28, 2024, and the interest rate was increased to 5.75%, with accrued interest having been paid current as of September 29, 2023. On March 28, 2024, this note was further extended through September 30, 2024, and the interest rate was reduced to 5.50%, with accrued interest having been paid current as of March 28, 2024. On September 30, 2024, this note was further extended through March 31, 2025, and the interest rate was reduced to 4.75%, with accrued interest having been paid current as of September 29, 2024. The balance outstanding on the note as of September 30, 2024, and December 31, 2023, was €500,000 (US$557,146), and €500,000 (US$551,949), respectively.

On June 30, 2022, Bressner borrowed €1,500,000 (US$1,468,173) from Commerzbank AG, which bore interest at 2.55%, was due in June 2024, and was repayable in twenty-four monthly installments, with payments beginning July 31, 2022. The balance outstanding as of September 30, 2024, and December 31, 2023, was €0 (US$0) and €382,327 (US$422,050), respectively. This loan was collateralized by accounts receivable attributable to a specific customer. This loan was paid in full in July 2024 and will not be extended or renewed.

Additionally, on February 16, 2022, Bressner converted €500,000 of its line of credit from UniCredit Bank into a note payable. On August 16, 2022, this note was extended through February 16, 2023, with accrued interest having been paid current as of the original maturity date. On February 16, 2023, this note was further extended through August 16, 2023, and on August 16, 2023, this note was further extended through February 16, 2024, and the interest rate was increased to 5.63%, with accrued interest having been paid current as of August 16, 2023. The note was repaid in full during the quarter ended March 31, 2024, and the outstanding balance as of September 30, 2024, and December 31, 2023, was €0 (US$0) and €500,000 (US$551,948), respectively.

A summary of outstanding debt obligations as of September 30, 2024, was as follows:

Loan Description	Current Interest Rate	Maturity Date	Balance (Euro)	Balance ($)	Current Portion
Foreign:
Commerzbank AG	4.75%	March-25	500,000	557,146	557,146
Uni Credit Bank AG	5.55%	December-24	500,000	557,145	557,145
			€1,000,000	$1,114,291	$1,114,291

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

Stock Options

A summary of stock option activity under the Company’s current equity incentive plans during the nine month period ended September 30, 2024, was as follows:

	Stock Options Outstanding
	Number of Underlying Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding on January 1, 2024	1,323,760	$2.37	4.06	$169,802
Granted	-	$-	-	$-
Forfeited / Canceled	(69,784)	$1.39	-	$83,360
Exercised	(83,426)	$1.76	-	$52,538
Outstanding on September 30, 2024	1,170,550	$2.48	3.99	$242,636
Exercisable as of September 30, 2024	870,550	$2.31	2.38	$242,636
Vested and expected to vest as of September 30, 2024	870,550	$2.31	2.38	$242,636

As of September 30, 2024, there was $533,458 of unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted average period of 1.57 years.

The following table presents details of the assumptions used to calculate the weighted-average grant date fair value of common stock options granted by the Company. There were no options granted during the nine month period ended September 30, 2024. The following table presents the grant date fair value of options vested and the intrinsic value of options exercised:

	For the Nine Months Ended September 30,
	2024	2023
Expected term (in years)	-	6.16
Expected volatility	0.00%	72.73%
Risk-free interest rate	0.00%	3.79%
Weighted average grant date fair value per share	$-	$2.95
Grant date fair value of options vested	$1,033,327	$927,447
Intrinsic value of options exercised	$132,083	$48,361

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

The Company’s RSU activity for the nine months ended September 30, 2024, was as follows:

	Restricted Stock Units
	Number of Underlying Shares	Weighted Average Grant Date Fair Value
Unvested on January 1, 2024	1,093,489	$3.04
Granted	573,000	$1.90
Vested	(442,869)	$3.17
Canceled	(124,252)	$1.99
Unvested on September 30, 2024	1,099,368	$2.51

As of September 30, 2024, there was $2,405,492 of unrecognized compensation cost related to unvested RSUs, which is expected to be recognized over a weighted average period of 1.29 years.

Stock-based compensation expense for the three and nine month periods ended September 30, 2024 and 2023, was comprised of the following:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Stock-based compensation classified as:	2024	2023	2024	2023
General and administrative	$304,917	$268,245	$891,643	$1,213,531
Production	12,654	82,851	128,760	236,820
Marketing and selling	37,322	92,980	84,894	239,484
Product and programs	57,521	-	160,235	-
Research and development	45,597	74,604	158,417	201,062
	$458,011	$518,680	$1,423,949	$1,890,897

Warrants

The following table summarizes the Company’s warrant activity during the nine months ended September 30, 2024:

	Number of Warrants	Weighted Average Exercise Price
Warrants outstanding – January 1, 2024	43,022	$2.15
Warrants granted	-	$-
Warrants expired	(9,302)	$2.15
Warrants exercised	(33,720)	$2.15
Warrants outstanding – September 30, 2024	-	$-

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

In the opinion of management, after consultation with legal counsel, the ultimate disposition of any such matters as of September 30, 2024, are not expected to have a materially adverse effect on the consolidated financial position or results of operations of the Company.

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

Other information related to leases as of the three and nine month periods ended September 30, 2024 and 2023, was as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Operating lease expense	$206,462	$184,310	$582,364	$518,417
Total lease expense	$206,462	$184,310	$582,364	$518,417

Cash paid for amounts included in the measurement of operating lease liabilities:
Operating cash flows from operating leases	$170,777	$163,512	$519,206	$406,697

Right-of-use assets obtained in exchange for new operating lease liabilities	$-	$1,513,950	$-	$1,513,950
Operating lease obligation for new operating leases	$-	$1,370,247	$-	$1,370,247

Weighted-average remaining lease term - operating leases	-	-	67.8 months	75.2 months
Weighted-average discount rate - operating leases	-	-	13.6%	12.0%

The following table presents the maturity of the Company’s operating lease liabilities as of September 30, 2024:

Year	Operating Leases
Remaining 2024	$155,614
2025	471,405
2026	408,719
2027	403,771
2028	419,922
Thereafter	735,528
Total lease payments	2,594,959
Less: Amount representing interest	(719,648)
Present value of lease payment	1,875,311
Less: current portion of operating lease obligation	(320,731)
Operating lease obligation, net of current portion	$1,554,580

Purchase Commitments

In the normal course of business, the Company may enter into purchase commitments for inventory components to be delivered based upon non-cancellable, pre-established, delivery schedules that are over a period that may exceed one year. Total non-cancellable purchase orders as of September 30, 2024, were $5,302,753.

Customer Concentration

During the three month period ended September 30, 2024, the Company had one customer that accounted for approximately 13.6% of revenue. During the three month period ended September 30, 2023, the Company had no customers that represented more than 10% of revenue.

During the nine month periods ended September 30, 2024 and 2023, the Company had one and two customers, respectively, that accounted for (in the aggregate) approximately 10% and 25%, respectively, of revenue for which each represented greater than 10% of our consolidated quarterly revenue.

As of September 30, 2024 and December 31, 2023, the Company had one and two customers, respectively, that accounted for (in the aggregate) approximately 21% and 22%, respectively, of trade accounts receivables for which each of such customer’s balances represented greater than 10% of our consolidated trade accounts receivable balance.

During the three month periods ended September 30, 2024 and 2023, the Company had approximately 37% and 36% (in the aggregate), respectively, of purchases from two vendors/suppliers for which each represents greater than 10% of our consolidated purchases.

During the nine month periods ended September 30, 2024 and 2023, the Company had approximately 36% and 36% (in the aggregate), respectively, of purchases from two vendors/suppliers for which each represents greater than 10% of our consolidated purchases.

NOTE 10 – NET LOSS PER SHARE

Basic and diluted net loss per share were calculated as follows for the three and nine month periods ended September 30, 2024 and 2023:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Basic and diluted net loss per share:
Numerator:
Net loss	$(6,815,384)	$(3,638,608)	$(10,499,551)	$(6,438,616)
Denominator:
Weighted average common shares outstanding - basic	21,049,270	20,569,111	20,897,324	20,407,284
Effect of dilutive securities	-	-	-	-
Weighted average common shares outstanding - diluted	21,049,270	20,569,111	20,897,324	20,407,284
Net loss per common share:
Basic	$(0.32)	$(0.18)	$(0.50)	$(0.32)
Diluted	$(0.32)	$(0.18)	$(0.50)	$(0.32)

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

Segment details for the three and nine month periods ended September 30, 2024 and 2023, was as follows:

	For the Three Months Ended September 30, 2024			For the Three Months Ended September 30, 2023
	OSS	Bressner	Total	OSS	Bressner	Total
Revenues	$6,460,290	$7,240,807	$13,701,097	$5,500,159	$8,248,004	$13,748,163
Cost of revenues	(9,770,331)	(5,648,504)	(15,418,835)	(3,716,476)	(6,380,336)	(10,096,812)
Gross (loss) profit	(3,310,041)	1,592,303	(1,717,738)	1,783,683	1,867,668	3,651,351
Gross margin %	-51.2%	22.0%	-12.5%	32.4%	22.6%	26.6%
Total operating expenses	(3,861,284)	(1,155,005)	(5,016,289)	(6,601,090)	(1,032,375)	(7,633,465)
(Loss) income from operations	$(7,171,325)	$437,298	$(6,734,027)	$(4,817,407)	$835,293	$(3,982,114)

	For the Nine Months Ended September 30, 2024			For the Nine Months Ended September 30, 2023
	OSS	Bressner	Total	OSS	Bressner	Total
Revenues	$17,516,196	$22,038,017	$39,554,213	$22,408,841	$25,332,748	$47,741,589
Cost of revenues	(17,557,395)	(16,658,000)	(34,215,395)	(15,082,160)	(19,139,378)	(34,221,538)
Gross (loss) profit	(41,199)	5,380,017	5,338,818	7,326,681	6,193,370	13,520,051
Gross margin %	-0.2%	24.4%	13.5%	32.7%	24.4%	28.3%
Total operating expenses	(12,114,971)	(3,474,753)	(15,589,724)	(18,078,167)	(3,033,903)	(21,112,070)
(Loss) income from operations	$(12,156,170)	$1,905,264	$(10,250,906)	$(10,751,486)	$3,159,467	$(7,592,019)

The table below presents the deferred revenue, warranties and deposit balances along with the significant activity affecting balances during the nine month periods ended September 30, 2024 and 2023:

	September 30,	September 30,
Deferred revenue	2024	2023
Beginning balance	$299,514	$378,952
Deferral of revenue during the period	74,863	159,336
Recognition of unearned revenue from beginning of period	(199,843)	(276,240)
Recognition of unearned revenue from additions	(12,881)	(4,855)
Ending balance	$161,653	$257,193

	September 30,	September 30,
Customer deposits	2024	2023
Beginning balance	$27,447	$461,696
Additions during the period	11,427,311	5,422,805
Deposits recognized from beginning of period	(10,155)	(473,652)
Deposits recognized from additions	(10,226,072)	(5,352,773)
Ending balance	$1,218,531	$58,076

As of September 30, 2024, the Company had approximately $973,777 of remaining performance obligations under fully funded contracts for customer funded development. The Company currently expects to recognize the remaining performance obligations as revenue in fiscal 2024. Customer funded development is revenue from customers for which the Company's performance obligations are satisfied over time and for which the customer receives benefits as the Company performs. Products revenue performance obligations are typically satisfied at a point in time, predominately upon shipment.

Revenue from customers with non-U.S. billing addresses represented approximately 55% and 65% of the Company’s revenue during the three month periods ended September 30, 2024 and 2023, respectively, and 59% and 67% and the nine month periods ended September 30, 2024 and 2023, respectively.

As of September 30, 2024, substantially all the Company’s long-lived assets are in the United States of America, except for assets of $384,639 located in Germany.

NOTE 12 – SUBSEQUENT EVENTS

The Company’s management has evaluated subsequent events after the consolidated balance sheet dated as of September 30, 2024, through the date of filing of this Quarterly Report. Based upon the evaluation, management has determined that, other than as disclosed below no subsequent events have occurred that would require recognition in the accompanying consolidated financial statements or disclosure in the notes thereto.

On November 4, 2024, John Morrison notified the Company of his decision to retire and resign from his role as Chief Financial Officer of the Company, effective November 11, 2024. Mr. Morrison will continue to serve as an employee of the Company through November 30, 2024, during which time he will continue to receive the same compensation and will aid in the transition of the Chief Financial Officer role to Daniel Gabel.

As a result of Mr. Morrison’s resignation, that employment agreement entered into by and between the Company and Mr. Morrison, dated June 1, 2023, will terminate as of November 11, 2024. In connection with Mr. Morrison’s retirement, and subject to Mr. Morrison executing and returning an effective waiver and release of claims, the Company has agreed to (i) pay Mr. Morrison an aggregate amount of nine months of his current base salary, payable in accordance with the Company’s typical payroll practices, commencing as of November 30, 2024, and (ii) continue group health continuation coverage under the Consolidated Omnibus Budget Reconciliation Act of 1986 (“COBRA”) at the Company’s expense for a period of nine months following November 30, 2024.

On November 4, 2024, the Company entered into an employment agreement with Daniel Gabel (the “Gabel Agreement”), pursuant to which, effective as of the Effective Date, Mr. Gabel will begin serving as Chief Financial Officer of the Company. Pursuant to the Gabel Agreement, Mr. Gabel will be entitled to receive an annual base salary of $315,000 per annum (subject to annual review and adjustment); an annual bonus, with a target amount equivalent to forty percent of his then-current annual base salary, payable if certain applicable bonus criteria are met, subject to approval by the Company’s board of directors; and eligibility to participate in a number of Company-sponsored benefits, including its medical, dental and 401(k) plans, under the terms and conditions of the benefit plans that may be in effect from time to time.

Additionally, as of the Effective Date, in connection with his appointment as Chief Financial Officer of the Company, the Company will grant Mr. Gabel 40,000 RSUs, which RSUs will be granted under the Company’s 2017 Plan and shall vest as follows: 25% on the one-year anniversary of the date of the grant, and the remaining 75% will vest in six equal installments, commencing six months after the one-year anniversary of the date of grant and every six months thereafter until fully vested, subject to Mr. Gabel continued employment by the Company.

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

Overview

The Company designs, manufactures, and markets specialized high-performance compute, high speed switch fabrics and storage hardware and software, which are designed to target edge Artificial Intelligence ("AI") Transportable deployments. Edge computing is a form of computing that is done on site, near a particular data source or the user, rather than in the cloud, minimizing the need for data to be processed in a remote datacenter. This growing trend increases computing performance and security, as the data does not have to travel to a distant datacenter location. Edge computing is most recognizable in applications such as sensor processing, sensor fusion, autonomy and AI/machine learning ("ML"). To meet the demands at the edge, we offer specialized modules and systems that consist of computers, switch fabrics and storage products that incorporate the latest state-of-the art components with embedded proprietary software. Such modules and systems allow us to offer high-end solutions to target markets to be integrated into, platforms, vehicles and applications.

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

Recent Developments

On November 4, 2024, John Morrison notified the Company of his decision to retire and resign from his role as Chief Financial Officer of the Company, effective November 11, 2024. Mr. Morrison will continue to serve as an employee of the Company through November 30, 2024, during which time he will continue to receive the same compensation and will aid in the transition of the Chief Financial Officer role to Daniel Gabel.

As a result of Mr. Morrison’s resignation, that employment agreement entered into by and between the Company and Mr. Morrison, dated June 1, 2023, will terminate as of November 11, 2024. In connection with Mr. Morrison’s retirement, and subject to Mr. Morrison executing and returning an effective waiver and release of claims, the Company has agreed to (i) pay Mr. Morrison an aggregate amount of nine months of his current base salary, payable in accordance with the Company’s typical payroll practices, commencing as of November 30, 2024, and (ii) continue group health continuation coverage under the Consolidated Omnibus Budget Reconciliation Act of 1986 (“COBRA”) at the Company’s expense for a period of nine months following November 30, 2024.

On November 4, 2024, the Company entered into an employment agreement with Daniel Gabel (the “Gabel Agreement”), pursuant to which, effective as of the Effective Date, Mr. Gabel will begin serving as Chief Financial Officer of the Company. Pursuant to the Gabel Agreement, Mr. Gabel will be entitled to receive an annual base salary of $315,000 per annum (subject to annual review and adjustment); an annual bonus, with a target amount equivalent to forty percent of his then-current annual base salary, payable if certain applicable bonus criteria are met, subject to approval by the Company’s board of directors; and eligibility to participate in a number of Company-sponsored benefits, including its medical, dental and 401(k) plans, under the terms and conditions of the benefit plans that may be in effect from time to time.

Additionally, as of the Effective Date, in connection with his appointment as Chief Financial Officer of the Company, the Company will grant Mr. Gabel 40,000 RSUs, which RSUs will be granted under the Company’s 2017 Plan and shall vest as follows: 25% on the one-year anniversary of the date of the grant, and the remaining 75% will vest in six equal installments, commencing six months after the one-year anniversary of the date of grant and every six months thereafter until fully vested, subject to Mr. Gabel continued employment by the Company.

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

Cost of revenue

Cost of revenue primarily consists of costs of materials, costs paid to third-party contract manufacturers (which may include the costs of components), and personnel costs associated with manufacturing and support operations. Personnel costs consist of wages, bonuses, benefits, and stock-based compensation expenses. The cost of revenue also includes freight, allocated overhead costs and inventory write-offs and changes to our inventory and warranty reserves. Allocated overhead costs consist of certain facilities and utility costs. We expect cost of revenue to increase in absolute dollars with product revenue increases.

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

Results of Operations

The following tables set forth our results of operations for the three and nine month periods ended September 30, 2024 and 2023, presented in dollars and as a percentage of revenue, respectively.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue:
Product	$12,682,241	$13,632,223	$36,722,411	$46,865,026
Customer funded development	1,018,856	115,940	2,831,802	876,563
	13,701,097	13,748,163	39,554,213	47,741,589
Cost of revenue:
Product	14,601,408	10,074,304	32,123,488	33,678,209
Customer funded development	817,427	22,508	2,091,907	543,329
	15,418,835	10,096,812	34,215,395	34,221,538
Gross (loss) profit	(1,717,738)	3,651,351	5,338,818	13,520,051
Operating expenses:
General and administrative	2,057,092	1,935,720	6,558,807	7,293,701
Impairment of goodwill	-	2,930,788	-	5,630,788
Marketing and selling	2,008,824	1,713,105	6,184,065	4,983,751
Research and development	950,373	1,053,852	2,846,852	3,203,830
Total operating expenses	5,016,289	7,633,465	15,589,724	21,112,070
Loss from operations	(6,734,027)	(3,982,114)	(10,250,906)	(7,592,019)
Other income (expense), net:
Interest income	116,596	170,420	376,940	385,471
Interest expense	(16,465)	(31,468)	(70,910)	(88,112)
Employee retention credit (ERC) (Note 2)	-	418,486	-	1,716,727
Other income (expense), net	(14,402)	13,035	14,707	24,649
Total other income, net	85,729	570,473	320,737	2,038,735
Loss before income taxes	(6,648,298)	(3,411,641)	(9,930,169)	(5,553,284)
Provision for income taxes	167,086	226,967	569,382	885,332
Net loss	$(6,815,384)	$(3,638,608)	$(10,499,551)	$(6,438,616)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue:
Product	92.6%	99.2%	92.8%	98.2%
Customer funded development	7.4%	0.8%	7.2%	1.8%
	100.0%	100.0%	100.0%	100.0%
Cost of revenue:
Product	106.5%	73.2%	81.2%	69.6%
Customer funded development	6.0%	0.2%	5.3%	1.1%
	112.5%	73.4%	86.5%	70.7%
Gross (loss) profit	-12.5%	26.6%	13.5%	28.3%
Operating expenses:
General and administrative	15.0%	14.1%	16.6%	15.3%
Impairment of goodwill	0.0%	21.3%	0.0%	11.8%
Marketing and selling	14.7%	12.5%	15.6%	10.4%
Research and development	6.9%	7.7%	7.2%	6.7%
Total operating expenses	36.6%	55.6%	39.4%	44.2%
Loss from operations	-49.1%	-29.0%	-25.9%	-15.9%
Other income (expense), net:
Interest income	0.9%	1.2%	1.0%	0.8%
Interest expense	-0.2%	-0.2%	-0.2%	-0.2%
Employee retention credit (ERC) (Note2)	0.0%	3.0%	0.0%	3.6%
Other (expense) income, net	-0.1%	0.1%	0.0%	0.1%
Total other income, net	0.6%	4.1%	0.8%	4.3%
Loss before income taxes	-48.5%	-24.9%	-25.1%	-11.6%
Provision for income taxes	1.2%	1.7%	1.4%	1.9%
Net loss	-49.7%	-26.6%	-26.5%	-13.5%

Comparison of the Three and Nine Month Periods Ended September 30, 2024 and 2023:

Revenue, cost of revenue and gross profit:

	For the Three Months Ended September 30, 2024				For the Three Months Ended September 30, 2023
Entity:	Revenue	Cost of Revenue	Gross (loss) profit	Gross Margin %	Revenue	Cost of Revenue	Gross Profit	Gross Margin %
OSS	$6,460,290	$(9,770,331)	$(3,310,041)	-51.2%	$5,500,159	$(3,716,476)	$1,783,683	32.4%
Bressner	7,240,807	(5,648,504)	1,592,303	22.0%	8,248,004	(6,380,336)	1,867,668	22.6%
	$13,701,097	$(15,418,835)	$(1,717,738)	-12.5%	$13,748,163	$(10,096,812)	$3,651,351	26.6%

	For the Nine Months Ended September 30, 2024				For the Nine Months Ended September 30, 2023
Entity:	Revenue	Cost of Revenue	Gross Profit	Gross Margin %	Revenue	Cost of Revenue	Gross Profit	Gross Margin %
OSS	$17,516,196	$(17,557,395)	$(41,199)	-0.2%	$22,408,841	$(15,082,160)	$7,326,681	32.7%
Bressner	22,038,017	(16,658,000)	5,380,017	24.4%	25,332,748	(19,139,378)	6,193,370	24.4%
	$39,554,213	$(34,215,395)	$5,338,818	13.5%	$47,741,589	$(34,221,538)	$13,520,051	28.3%

Revenue

For the three months ended September 30, 2024, our total revenue decreased $47,066, or 0.3%, as compared to the same period in 2023. OSS saw an increase in revenue of $960,131, or 17.5%, as compared to the same period in 2023. The primary contributor to this increase were initial shipments on a government contract for a mobile application. Bressner experienced a decrease of $1,007,197, or 12.2%, as compared to the same period in 2023 as a result of economic constraints in the marketplace.

For the nine months ended September 30, 2024, our total revenue decreased $8,187,376, or 17.2%, as compared to the same period in 2023. OSS saw a decrease in revenue of $4,892,645, or 21.8%, as compared to the same period in 2023. The primary contributor to this reduction is a reduction of approximately $4.8 million in sales to a former media and entertainment customer with which we no longer have as a customer. This relationship was terminated in the second quarter of the prior year. Bressner experienced a decrease of $3,294,731, or 13.0%, as compared to the same period in 2023 as a result of a slowdown in the economy in Germany.

Cost of revenue and gross (loss) profit

Cost of revenue increased $5,322,023, or 52.70%, for the three months ended September 30, 2024, as compared to the same period in 2023. OSS saw an increase in cost of revenue of $6,053,855, or 162.9%, as compared to the same period in 2023. This increase in cost of revenue is mainly attributable to an additional allowance for inventory obsolescence of $6,099,259. Bressner’s cost of revenue decreased $731,832, or 11.5%, as compared to the same period in 2023, due to reduced overall sales due to a difficult economy.

The overall gross margin percentage was negative 12.5% for the three months ended September 30, 2024 and on an adjusted basis 32.0% after backing out the impact of the adjustment for the write down of inventory of $6,099,259. OSS’ gross margin percentage for the three months ended September 30, 2024, was negative 51.2%, a reduction of 83.6 percentage points as compared to the prior year period in 2023 of 32.4%, due to an additional inventory allowance charge of $6,099,259 for obsolescence. Excluding this obsolescence charge to cost of revenue, the gross margin would have been 43.2% as compared to that of the prior year period in 2023 of 32.4%. Bressner contributed gross margin at a rate of 22.0%, as compared to the same period in 2023 of 22.6%, a decrease of 0.6 percentage points, due to product mix as compared to the same 2024 period and an additional inventory reserve of $122,530.

Cost of revenue decreased $6,143, or 0.02%, for the nine months ended September 30, 2024, as compared to the same period in 2023. OSS saw an increase in cost of revenue of $2,475,235, or 16.4%, as compared to the same period in 2023. This increase in cost of revenue is mainly attributable to a significant increase in the reserve for obsolete inventory for the nine month period ended September 30, 2024 of $5,841,644 as compared to the prior year. Bressner’s cost of revenue decreased $2,481,378, or 13.0%, as compared to the same period in 2023, due to reduced overall sales due to a difficult economy and a reduction of additional sales attributable to project based related business.

The overall gross margin percentage was 13.5% for the nine months ended September 30, 2024, or 28.9%, after backing out the impact of the adjustment for the write down of inventory of $6,099,259. OSS’ gross margin percentage for the nine months ended September 30, 2024, was negative 0.2%, a reduction of 32.9 percentage points as compared to the prior year period in 2023 of 32.7%, due to the additional charge for obsolescence. Excluding the obsolescence charge to cost of revenue, the gross margin on an adjusted basis would have been 34.6% as compared to that of the prior year period in 2023 of 32.7%. Bressner contributed gross margin at a rate of 24.4%, as compared to the same period in 2023 of 24.4%, consistent with the prior year.

Operating expenses

General and administrative expense

General and administrative expense increased $121,372, or 6.3%, for the three months ended September 30, 2024, as compared to the same period in 2023. OSS experienced an increase of $167,361, or 11.5%. The increase in general and administrative expense is primarily attributable to increased salaries and stock compensation expense. Bressner had a decrease of $45,989, or 9.6%, as a result of an organization realignment. Overall, total general and administrative expense increased as a percentage of revenue to 15% for the three months ended September 30, 2024, as compared to 14.1% during the same period in 2023.

General and administrative expense decreased $734,894, or 10.1%, for the nine months ended September 30, 2024, as compared to the same period in 2023. OSS experienced a decrease of $546,065, or 9.3%. The decrease in general and administrative expense is primarily attributable to the elimination of costs associated with our organizational restructuring and outside professional services in 2023. Bressner had a decrease of $188,829, or 13.3%, as a result of an organization realignment. Overall, total general and administrative expense increased as a percentage of revenue to 16.6% for the nine months ended September 30, 2024, as compared to 15.3% during the same period in 2023.

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

Marketing and selling expense

Marketing and selling expense increased $295,719, or 17.3%, for the three months ended September 30, 2024, as compared to the same period in 2023. OSS had an increase of $149,132, or 11.5%, due to an increase in tradeshows and personnel. Bressner had an increase of $146,587, or 35.1%, primarily resulting from the addition of new marketing and program management personnel and sales collateral material. Overall, total marketing and selling expense increased as a percentage of revenue to 14.7% during the three months ended September 30, 2024, as compared to 12.5% during the same period in 2023.

Marketing and selling expense increased $1,200,314, or 24.1%, for the nine months ended September 30, 2024, as compared to the same period in 2023. OSS had an increase of $657,733, or 17.6%, due to an increase in tradeshows and personnel. Bressner had an increase of $542,581, or 43.6%, primarily resulting from the addition of new marketing and program management personnel and sales collateral material. Overall, total marketing and selling expense increased as a percentage of revenue to 15.6% during the nine months ended September 30, 2024, as compared to 10.4% during the same period in 2023.

Research and development expense

Research and development expense decreased $103,479, or 9.8%, for the three months ended September 30, 2024, as compared to the same period in 2023. OSS saw a decrease of $125,511, or 13.7%. The decrease was largely driven by engineering resources being deployed on chargeable projects, which costs are reclassified as a component of costs of sales. Bressner experienced an increase of $22,032, or 16.3%, due to additional personnel and overhead costs. Overall, total research and development expense as a percentage of revenue decreased as a percentage of revenue to 6.9% during the three months ended September 30, 2024, as compared to 7.7% during the same period in 2023.

Research and development expense decreased $356,978, or 11.1%, for the nine months ended September 30, 2024, as compared to the same period in 2023. OSS saw a decrease of $444,078, or 15.7%. The decrease was largely driven by engineering resources being deployed on chargeable projects, which costs are reclassified as a component of costs of sales. Bressner experienced an increase of $87,100, or 23.4%, due to additional personnel and overhead costs. Overall, total research and development expense as a percentage of revenue increased as a percentage of revenue to 7.2% during the nine months ended September 30, 2024, as compared to 6.7% during the same period in 2023.

Interest income

Interest income decreased $53,824 for the three months ended September 30, 2024, as compared to the same period in 2023. The decrease is attributable to lower investment balances, partially offset by higher interest rates.

Interest income decreased $8,531 for the nine months ended September 30, 2024, as compared to the same period in 2023. The decrease is attributable to lower investment balances, partially offset by higher interest rates.

Interest expense

Interest expense decreased $15,003 for the three months ended September 30, 2024, as compared to the same period in 2023 due to declining borrowing balances.

Interest expense decreased $17,202 for the nine months ended September 30, 2024, as compared to the same period in 2023 due to declining borrowing balances.

Employee Retention Credit

For the three and nine month periods ended September 30, 2023, the Company received a government provided ERC for the retention of employees during the COVID-19 pandemic during the years of 2020 and 2021, in the amount of $488,348 less commissions of $69,862 and $2,004,382 less commission of $287,655, respectively.

Other income (expense), net

Other income (expense), for the three months ended September 30, 2024, resulted in net other expense of $14,402 as compared to net other income of $13,035, in the same period in 2023, for a net decrease in other income of $27,437 attributable to changes in foreign currency gain and losses.

Other income (expense), for the nine months ended September 30, 2024, resulted in net other income of $14,707 as compared to net other income of $24,649, in the same period in 2023, for a net increase in other income of $9,942 attributable to gains on foreign currency transactions.

Provision for income taxes

We have recorded an income tax provision of $167,086 and $226,967, respectively, for the three months ended September 30, 2024 and 2023 and $569,382 and $885,332, respectively, for the nine months ended September 30, 2024 and 2023. The effective tax rate for the nine months ended September 30, 2024 and 2023, differed from the statutory rate mainly due to permanent non-deductible goodwill amortization for Bressner, change in valuation allowance, deductions related to expenses of OSS stock options, research and development credits, and changes in reserves for uncertain tax positions, as well as projecting foreign and state tax liabilities for the year. The tax provision is predominately attributable to profit on operations in Germany.

Under the Tax Cuts and Jobs Act of 2017, research and development costs are no longer fully deductible and are required to be capitalized and amortized for U.S. tax purposes effective January 1, 2022. The mandatory capitalization requirement increases our deferred tax assets and the related valuation allowance and may have an impact on payment of tax liabilities. The effective tax rate for the nine months ended September 30, 2024, was 29.4%, as compared to 28.5% in the prior period in 2023.

Liquidity and Capital Resources

Historically, our primary sources of liquidity have been provided by public and private offerings of our securities and revenues generated from our business operations. As of September 30, 2024, we had total cash and cash equivalents of $9,402,608, with short-term investments of $3,180,213, and total working capital of $26,676,256. Cash and cash equivalents held by Bressner totaled US$3,196,163 on September 30, 2024. Bressner’s debt covenants do not permit the use of those funds by its parent company.

During the nine month period ended September 30, 2024, we had a loss from operations of $10,250,905, with cash provided by operating activities of $2,143,545. During the year ended December 31, 2023, we had a loss from operations of $7,923,135, with cash used by operating activities of $439,679.

Our sources of liquidity and cash flows are used to fund ongoing operations, fund research and development projects for new products technologies and provide ongoing support services for our customers. Over the next year, we anticipate that we will use our liquidity and cash flows from our operations to fund our business. We cannot provide assurances that additional financing will be available to us at any required time and on commercially reasonable terms, if at all.

As of September 30, 2024, economists are suggesting that the economy is beginning to improve and will result in a soft landing. We intend to continue to monitor the effects of inflation, global supply chain shortages and the economic conditions, and, if appropriate, we may alter our plans to address such concerns as they may arise.

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

Management expects these actions and continued diligence towards limiting cost growth and expense containment will provide long-term sustainability. Management is also committed to conserving cash and securing debt and/or equity financing, as required, for liquidity to meet our cash requirements through at least the next twelve months.

In April 2022, the Company obtained a domestic revolving line of credit of $2,000,000 from its bank, which was renewed in September 2024 and will expire in September 2026 at the current prime rate. To access this line of credit, the Company must maintain a minimum cash balance of $2,500,000 with the bank and maintain a maximum debt to tangible net worth of ratio of 1.00 to 1.00. The line of credit is also collateralized by the assets of the Company. No balance was outstanding on September 30, 2024 and December 31, 2023, respectively. Although the Company has not drawn down on the line of credit to date, it may choose to do so in the future.

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

As a result of management’s commitment to controlling costs, conserving cash, and our potential sources of liquidity, as well as management’s most recent cash flow forecasts, management believes that we have sufficient liquidity to satisfy our anticipated working capital requirements for our ongoing operations and obligations for at least the next twelve months. However, there can be no assurance that management’s efforts will be effective or the forecasted cash flows will be achieved. Furthermore, we will continue to evaluate our capital expenditure needs based upon various factors, including but not limited to, our sales from operations, growth rate, the timing and extent of spending to support development efforts, the expansion of our sales and marketing efforts, the timing of new product introductions, and the continuing market acceptance of our products and services.

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

The following table summarizes our cash flows for the nine month periods ended September 30, 2024 and 2023:

	For the Nine Months Ended September 30,
Cash flows:	2024	2023
Net cash provided by operating activities	$2,143,545	$225,469
Net cash provided by investing activities	$4,293,263	$298,401
Net cash (used in) provided by financing activities	$(1,144,189)	$135,403

Operating Activities

During the nine month period ended September 30, 2024, we generated $2,143,545 in cash from operating activities, an increase of $1,918,076 when compared to the cash provided by operating activities of $225,469 during the same period in 2023.

The change in cash provided by operating activities during the nine month period ended September 30, 2024, as compared to the same period in 2023, is primarily a result of three components comprised of (i) an increase in net loss of $4,060,935 to $10,499,551 in the current year period, from a net loss of $6,438,616 in the prior year period; (ii) net favorable adjustments in the current period for non-cash items of $471,748, which were comprised of $8,187,318 of favorable non-cash items, offset by $7,715,570 of negative non-cash items that did not affect operating cash flow; and (iii) cash provided by changes in working capital items of $5,507,263.

Cash provided by changes in working capital for the nine month period ended September 30, 2024, was $3,296,266 as compared to the prior year period uses in working capital of $2,210,997. The net change in cash provided by changes in working capital items during the comparative periods was $5,507,263.

Our ability to generate cash from operations in future periods will depend in large part on our profitability, the rate and timing of collections of our accounts receivable, our inventory turns and our ability to manage other areas of working capital, including accounts payable and accrued expenses.

Investing Activities

During the nine month period ended September 30, 2024, the Company generated cash of $4,293,263 from investing activities, as compared to $298,401 provided by investing activities during the prior year period in 2023, a net increase of $3,994,862. This change is attributable to an increase in the number of short-term investments redeemed in the current period as compared to the prior period.

Financing Activities

Given the current economic, financial, and geopolitical instability, the Company believes it is imperative to maintain opportunities for additional financial resources to ensure financial stability during trying economic times. During the nine month period ended September 30, 2024, the Company used $1,144,189 in cash for debt service payments on Bressner borrowings and payment of tax on the net exercise of vested RSUs, while generating $237,748 from the exercise of options. During the same period in 2023, the Company generated $135,403 from comparable items, for a difference of $1,279,592 in the current period as compared to the prior period.

Known Trends or Uncertainties

Although we have not seen any significant reduction in revenues to date due to consolidations, we have seen some consolidation in our industry. These consolidations have not had a negative effect on our total sales; however, should consolidations and downsizing in the industry continue to occur, those events could adversely impact our revenues and earnings going forward.

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

During the nine months ended September 30, 2024, and the year ended December 31, 2023, the Company experienced delays and postponements of purchases and orders due to certain customers’ funding or program delays. We have also experienced cancellations of orders due to disruptions in our customers’ businesses or changes in their business plans. Such delays, postponements and cancellations could negatively impact the Company’s results of operations for the year ending December 31, 2024. If such decreases in orders, postponements or cancellations continue in the future, our operating results will be further impacted, and our revenues may decline in future periods.

With the Company's shifted focus to the development and sale of AI Transportables, we have significantly increased our efforts to penetrate the military and defense sectors, which typically have protracted sales cycles, significant contracting requirements, and multi-year deliverables. With the hiring of a new president and chief executive officer and new vice president of sales in mid-2023, as well as a new chief financial officer effective as of November 11, 2024, each of whom has extensive experience in contracting in the defense industry, we have further increased our emphasis and focus on the pursuit of revenue opportunities with major defense contractors and the military. We have recently reviewed our existing pipeline and have made adjustments to reflect the procurement habits and timing of the military and defense sector. We have also added relevant defense market experience to our board of directors through the appointment of Mr. Knowles, Vice Admiral Dumont and Mitch Herbets as directors. We believe that these changes will allow us to further penetrate the defense sector and enhance our business strategies with respect to this target market.

The world continues to be affected by the ongoing conflicts between Russia and Ukraine and in the Middle East and economic uncertainty, amongst other things. Component shortages and increased lead times on materials sourced from Taiwan, coupled with rising political tensions in Taiwan, resulted in supply chain delays and shortages that negatively impacted the Bressner business during the most recent quarter, and could continue to negatively impact our business in the near term. Additionally, it is possible that U.S. policy changes and uncertainty about such changes, including changes and uncertainty as a result of the upcoming U.S. presidential election, could increase market volatility and currency exchange rate fluctuations. These factors, amongst other things, could result in further economic uncertainty and volatility in the capital markets in the near term, and could negatively affect our operations.

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

Inflation

We have recently experienced some and, continue to feel, the effects due to inflation in both the U.S. and Europe. Although the Company attempts to pass on increases in raw material, labor, energy and fuel-related costs to our customers, the Company’s ability to do so is dependent upon the rate and magnitude of any increase, competitive pressures and market conditions for the Company’s products. There have been in the past, and may be in the future, periods of time during which increases in these costs cannot be fully recovered. These increasing costs are being aggressively managed by the Company and actions are being taken to minimize the impact to the

Company, particularly in the purchase of inventories to minimize price increases. Inflation affects the Company’s manufacturing costs, distribution costs and operating expenses.

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

Interest rate risk

Our exposure to interest rate risk is primarily associated with borrowing on revolving lines of credit denominated in both U.S. dollars and Euros. We are exposed to the impact of interest rate changes primarily through our borrowing activities for our variable rate borrowings. Both the Federal Reserve and European Central Bank have increased interest rates from historic levels over the last two years. Although the Federal Reserve cut interest rates by 50 basis points in September 2024, the current rate remains higher than historical rates and there can be no assurances that further cuts will be made in the near term.

Concentration of credit risk

At times, deposits held with financial institutions may exceed the amount of insurance provided by the Federal Deposit Insurance Corporation (“FDIC”) and Securities Investor Protection Corporation (“SIPC”), both of which provide basic deposit coverage with limits up to $250,000 per owner. As of September 30, 2024, the Company had $2,785,706 of cash in our accounts that exceeded the insurance limits. The Company has not experienced any losses in these accounts and believes that the financial institutions at which such amounts are held are stable; however, no assurances can be provided. In Germany, the deposit insurance is €100,000 per bank, per customer. Bressner has funds on deposit in both Euro and U.S. dollar denominations of €2,457,160 (US$2,737,991) with banks in excess of the insurance limits.

We provide credit to our customers in the normal course of business. We perform ongoing credit evaluations of our customers’ financial condition and limit the amount of credit extended when deemed necessary.

Foreign currency risk

We operate in the United States and Germany. Our primary reporting currency is the United States dollar. Foreign sales of products and services are primarily denominated in U.S. dollars. We also conduct business outside the United States through Bressner, our foreign subsidiary in Germany, where business is largely transacted in non-U.S. dollar currencies, particularly the Euro, which is subject to fluctuations due to changes in foreign currency exchange rates. Accordingly, we are subject to exposure from changes in the exchange rates of local currencies. Foreign currency transaction gains and losses are recorded in other income (expense), net in the consolidated statements of operations.

OSS GmbH operates as an extension of OSS’ domestic operations and acquired Bressner in October 2018. The functional currency of OSS GmbH is the Euro. Transactions denominated in currencies other than the functional currency are remeasured in the functional currency at the average exchange rate in effect during the period. At the end of each reporting period, monetary assets and liabilities are translated using exchange rates in effect at the balance sheet date. Non-monetary assets and liabilities are remeasured at historical exchange rates. Consequently, changes in the exchange rates of the currencies may impact the translation of the foreign subsidiaries’ statements of operations into U.S. dollars, which may in turn affect our consolidated statement of operations. The resulting foreign currency translation adjustments are recorded as a separate component of accumulated other comprehensive income in the consolidated statement of comprehensive income.

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Net loss	$(6,815,384)	$(3,638,608)	$(10,499,551)	$(6,438,616)
Depreciation	252,142	271,245	815,420	813,773
Amortization of right-of-use assets	(10,739)	91,607	32,373	52,800
Stock-based compensation expense	458,011	518,680	1,423,949	1,890,897
Interest expense	16,465	31,468	70,910	88,112
Interest income	(116,596)	(170,420)	(376,940)	(385,471)
Impairment of goodwill	-	2,930,788	-	5,630,788
Employee retention credit (ERC)	-	(418,486)	-	(1,716,727)
Provision for income taxes	167,086	226,967	569,382	885,332
Adjusted EBITDA	$(6,049,015)	$(156,759)	$(7,964,457)	$820,888

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

The following table reconciles non-GAAP net loss and basic and diluted earnings per share:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Net loss	$(6,815,384)	$(3,638,608)	$(10,499,551)	$(6,438,616)
Amortization of intangibles	-	10,538	-	42,154
Impairment of goodwill	-	2,930,788	-	5,630,788
Employee retention credit (ERC)	-	(418,486)	-	(1,716,727)
Stock-based compensation expense	458,011	518,680	1,423,949	1,890,897
Non-GAAP net loss	$(6,357,373)	$(597,088)	$(9,075,602)	$(591,504)
Non-GAAP net loss per share:
Basic	$(0.30)	$(0.03)	$(0.43)	$(0.03)
Diluted	$(0.30)	$(0.03)	$(0.43)	$(0.03)
Weighted average common shares outstanding:
Basic	21,049,270	20,569,111	20,897,324	20,407,284
Diluted	21,049,270	20,569,111	20,897,324	20,407,284

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

	For the Nine Months Ended September 30,
Cash flow:	2024	2023
Net cash provided by operating activities	$2,143,545	$225,469
Capital expenditures	(298,789)	(374,464)
Free cash flow	$1,844,756	$(148,995)

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

Evaluation of Disclosure Controls and Procedures

Management is required to evaluate our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures are controls and other procedures designed to provide reasonable assurance that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include controls and procedures designed to provide reasonable assurance that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on our management’s evaluation (based upon 2013 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and with the participation of our principal executive officer and principal financial officer), our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective at a reasonable assurance level as of the end of the period covered by this Quarterly Report.

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2024, the Company modified and improved the process and procedures surrounding the authorization for the purchasing of inventory through creation of a weekly Sales & Operational Planning meeting ("S&OP") to rationalize future purchases of inventory consistent with our revenue pipeline. In addition, we have increased the scrutiny, and improved the process and procedures to include more input from multiple departments with respect to the identification of obsolete and slow-moving inventory to improve our internal control over financial reporting during the quarter ended September 30, 2024. The foregoing matters, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

Rule 10b5-1 Trading Plans

During the three months ended September 30, 2024, none of our directors or officers entered into, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” that were intended to satisfy the affirmative defense conditions of Rule 10b5-1, in each case as defined in Item 408 of Regulation S-K.

Item 6. Exhibits.

Exhibit Index

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation (currently in effect).	8-K/A	001-38371	3.1	March 21, 2018

3.2	Bylaws, as amended (currently in effect).	8-K	001-38371	3.2	February 6, 2018

3.3	Certificate of Amendment to the Amended and Restated Bylaws of the Company, dated April 7, 2023.	8-K	001-38371	3.1	April 7, 2023

3.4	Certificate of Amendment to the Amended and Restated Bylaws of the Company, as amended, dated August 9, 2024.	8-K	001-38371	3.1	August 13, 2024

10.1	Executive Employment Agreement between One Stop Systems, Inc. and Daniel Gabel, executed November 4, 2024.	8-K	001-38371	10.1	November 6, 2024

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					*

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					*

101 INS	Inline XBRL Instance Document with Embedded Linkbase Documents	**

101 SCH	Inline XBRL Taxonomy Extension Schema Document	**

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101 attachments)	**

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

One Stop Systems, Inc.

Date: November 6, 2024	By:	/s/ Michael Knowles
Michael Knowles
President and Chief Executive Officer (Principal Executive Officer)

Date: November 6, 2024	By:	/s/ John W. Morrison Jr.
John W. Morrison Jr.
Chief Financial Officer (Principal Financial and Accounting Officer)