Form 10-K
period 2024-12-31
ONE STOP SYSTEMS, INC.
filed 2025-03-19
CIK 1394056

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

As of June 30, 2024, the last day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $41,444,338, based on the closing price of the registrant’s common stock on The Nasdaq Capital Market of $2.23 per share on such date. This calculation does not reflect a determination that persons are affiliates for any other purpose.

As of March 5, 2025, the registrant had 20,323,261 shares of common stock (par value $0.0001) outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

Auditor Firm Id:	200	Auditor Name:	Haskell & White LLP	Auditor Location:	Irvine, California, U.S.A.

One Stop Systems, Inc.

FORM 10-K

For the Fiscal Year Ended December 31, 2024

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

PART I

ITEM 1. BUSINESS.

Company History

One Stop Systems, Inc. (“we,” “our,” “OSS,” or the “Company”) was originally incorporated as a California corporation in 1999, after initially being formed as a California limited liability company in 1998. On December 14, 2017, the Company was reincorporated as a Delaware corporation in connection with its initial public offering. The Company designs, manufactures, and markets specialized rugged high-performance compute ("HPC"), high speed switch fabrics and storage systems, which are designed to target edge applications for artificial intelligence ("AI") / machine learning ("ML"), sensor processing, sensor fusion, and autonomy. The Company markets its products to manufacturers of equipment and platforms used for autonomous vehicles, medical, industrial, aerospace, and defense applications, with special focus on platforms that move, such as planes, unmanned aerial vehicles (UAVs), trucks, ships, submarines, and mobile datacenters or command posts where sensor processing, sensor fusion, AI, and ML are integrated to support such applications. If an application needs sensor processing, AI, and/or autonomous capabilities, and it moves, OSS delivers the highest performance solutions that are designed to survive these challenging environments.

During the year ended December 31, 2015, the Company formed a wholly owned subsidiary in Germany, One Stop Systems, GmbH (“OSS GmbH”). Then, in July 2016, the Company acquired Mission Technologies Group, Inc. (“Magma”) and its operations . Magma designed and manufactured PCIe expansion systems primarily for datacenter and business-to-professional consumer applications, such as the media and entertainment market.

On August 31, 2018, the Company acquired Concept Development Inc. (“CDI”) located in Irvine, California. CDI specialized in the design and manufacture of custom high-performance computing systems for airborne in-flight entertainment, flight safety equipment, and networking systems. CDI’s business was fully integrated into the core operations of the Company as of June 1, 2020.

On October 31, 2018, OSS GmbH acquired 100% of the outstanding stock of Bressner Technology GmbH, a limited liability company registered under the laws of Germany and located near Munich, Germany (“Bressner”). Bressner designs and manufactures standard and customized servers, panel PCs, and PCIe accelerator systems. It also operates as a systems integrator with standard and custom all in one hardware systems and components. In addition, Bressner serves as a channel to market for OSS ruggedized products and solutions to the European and Middle Eastern markets.

Our principal executive offices are located at 2235 Enterprise Street, Suite 110, Escondido, California 92029, and our telephone number is (760) 745-9883. Our website address is www.onestopsystems.com. Information contained in, or accessible through, our website is for reference purposes only.

Business Overview

OSS designs, manufactures, and markets specialized enterprise class high-performance compute, high speed switch fabrics, and storage hardware and software, which are designed to target edge applications for AI/ML, sensor processing, sensor fusion, and autonomy. Edge computing is a form of computing that is done on platform or on site, connected with the data source or the user, rather than in the cloud, minimizing the need for data to be processed remotely. This growing trend increases computing performance and security, as the data does not have to travel to distant datacenter locations. Edge computing is most recognizable in applications such as sensor processing, sensor fusion, autonomy, and AI/ML. To meet the demands at the edge, we offer specialized products and system solutions that consist of computers, switch fabrics, and storage products that incorporate the latest state-of-the art components with embedded proprietary software. Such products and systems allow us to offer high-end solutions to be integrated into edge platforms in our target markets.

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

The third segment is focused on edge platforms generally on the move or located in challenging environmental conditions. These edge platforms are primarily on land, in the air, or at sea on vehicles that need enterprise class datacenter level performance for sensor processing, sensor fusion, autonomy, and AI/ML applications. This is where OSS’ vision and strategy is aligned, and where we believe that we offer the greatest unique value.

Examples of these applications range from industrial autonomous trucks, to mining equipment and smart agricultural equipment, to military land, sea, and airborne weapon system platforms. Less mobile applications that utilize High Performance Compute ("HPC") and edge computing include items such as medical applications, mobile command centers and certain datacenters.

Sensor fusion, autonomy and AI capabilities require that these demanding applications be connected to a wide array of data sources and sensors, and to have the ability to quickly access and store large and ever-growing data sets. They must be able to maintain ultra-fast processing power to act on data or process sensor inputs in real time at the edge location, which is independent of whether a high-speed network, like 5G or a tactical data link, connects the edge application back to the distant central data or command centers. Standard servers and storage systems available in the market do not address, and typically will not survive, the edge environment requirements. Although the network or data link, if it exists, may transfer data, or be used for updates, the latency is not acceptable for many of these applications where time is of the essence. This increases the need for enterprise class datacenter level performance using the latest generation of products from companies like NVIDIA, AMD, and Intel. In most of these edge applications, available space is limited and the number of inputs from sensors and other data sources are significant, thus, requiring high speed switch fabrics like the latest in PCI Express, for which OSS is a recognized expert in the market. In all cases, at the edge there is a demanding operational environment that requires ruggedized solutions to deliver assured and continued operation, which must be balanced with size weight and power (“SWAP”) requirements. Solutions in this space must not only be light and fit into small volumes, but must also survive drops, g-forces, and vibration. Additionally, they must continue to operate at extreme temperatures and in dusty or wet conditions.

Many companies that enter this space tend to offer solutions based on older and lower performance technology, whereas we advance our proprietary state-of-the-art technologies and utilize the latest generation of enterprise class products to ensure superior performance. We leverage our proven track-record of delivering first-to-market advanced technologies and technical strength, working with the latest high-speed networks like PCI Express and NVIDIA’s NVLink®. This is in addition to our expertise with rugged servers, compute acceleration, and high-performance flash array storage systems. By combining our knowledge and execution for deploying these systems in challenging environments, we bring the latest commercially available datacenter level technology and products to this market.

Business Strategy

We continue to execute our strategic commitment to the rugged edge HPC market, and we believe that our engagement in the markets and with customers, supported by our portfolio of products and solutions, are validating this approach. In this portfolio, we are witnessing some of our highest margins, repeat business, and expanding levels of interest. To this end, we have built a five year pipeline in excess of one billion dollars.

Although we are seeing progress, it will continue to take time to pursue, secure, and turn these target opportunities into increased revenue and profits, especially as we secure platform and incumbent positions in the military market. As part of this strategy, we are consistently focusing on expanding the number of customers and platforms while also securing multi-year contract opportunities. We believe this focus provides us with a unique opportunity to drive growth and shareholder value. We will continue to execute current profitable business where we offer product and solution differentiation, but our primary focus will be on our rugged edge HPC strategy.

We continue to see and pursue opportunities in both the commercial/industrial and military/government segments. In 2024, our military business accounted for approximately 46% of OSS segment sales, and we anticipate continued growth in this business. In our military business, we will leverage commerciality to maintain and expand margins. Commerciality is the ability to use commercial market pricing in defense procurements. We believe a balanced portfolio of commercial and military customers can serve as a strategic benefit in execution of the business, strategy, and growth. Both commercial and military markets are currently seeing an influx of autonomy and AI/ML applications that are driving market growth and strengthening opportunities. Commercial adoption of AI/ML is dramatically moving to the edge across almost all business segments. While military budgets may not expand dramatically on whole, the spend on autonomy and AI/ML represents one of the fastest areas of growth as the US and allied nations look to augment existing capabilities and field new sensors, platforms and weapon systems to maintain advantage over adversaries.E

A key element of our business strategy is a product strategy based on technology leadership. We believe a first-to-market strategy is key to our ability to continue to win significant opportunities. As a result, we continue to develop new state-of-the-art products across a range of HPC demand, providing a unique value proposition for our customers in the targeted spaces. Current engagements for our products in the military space cover various autonomy, sensor fusion and AI/ML applications, including for aircraft, drones, ships, helicopters, and land vehicles, as the Pentagon prioritizes incorporating advanced technologies into their equipment. We have pursued these engagements throughout 2024 by incorporating an AI compute and storage product strategy that applies OSS expertise in three product levels that cover the needs of land, sea and air deployments.

At the high end, we introduced Torrey Break, which is an edge super-computing platform based on the latest PCIe 5.0 technology. We believe that this product is currently the highest performance, most compact supercomputer in the market that can survive the most demanding edge environments, especially those in military programs available today and in the future. It brings to market the latest in Graphics Processing Units (“GPU”), Central Processing Unit (“CPU”), high speed PCI express switch fabric, and memory products in a rugged compact form factor, to meet sensor processing, sensor fusion and AI/ML applications in this space. Torrey Break has lead customer interest from multiple large military prime contractors as well as the U.S. Department of Defense (“DOD”) directly for key, high visibility programs that we are pursuing.

At the mid-level, we have fielded our Short-depth Servers (“SDS”) in many commercial and government program wins due to its flexibility. The SDS provides integrated AI compute, data recording, and storage at a performance level approaching Rigel, suitable for wider market adoption. In the fourth quarter of 2023, the 3U SDS was upgraded to the latest PCIe 5.0 performance levels and launched as a standard product, with two original equipment manufacturer ("OEM") customer configurations that accounted for two new program wins. These upgrades consisted of advanced cold plate liquid cooling and liquid immersion options that widen the environments in which the SDS can be deployed. Top commercial applications for the SDS include autonomous trucks and ships and edge data analytics. The top applications for government use include AI sensor fusion, simulation, capturing AI datasets through data recording and serving high-speed data to crews with our Ion Accelerator™ data storage software.

At the low end of performance, but with a higher level of ruggedization, we have introduced Cernis™ and Donati™. These products create the most compact solution for autonomy, AI/ML, and visualization. The Donati CPU/GPU compute and visualization systems are interconnected using the Cernis PCIe switch, creating an optimized data path that takes advantage of OSS low latency breakthroughs in PCIe interconnect, typically found in higher performance products like Torrey Break and SDS servers, while being highly rugged for use in wheeled and tracked land vehicles that require conduction cooling.

Our ability to drive the leading edge of technology is enabled by our strong relationships with strategic component manufacturers, including NVIDIA (for GPUs, ARM processors and networking), NetList and Micron (for flash memory), Broadcom (for PCIe switch components), Microchip (for vehicle rated switch and functional safety processors), and Intel and AMD (for CPUs). In many cases, we have access to product roadmaps and other technical information relating to future technology. Access to this information allows us to begin our design process well before the future components we are designing even exist. We have also expanded our market relationships to embrace companies in the AI/ML software space. These efforts allow us to establish relationships that enable our ability to offer end-to-end solutions for customers while also creating opportunity for these software companies to standardize on our hardware platforms.

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

Edge compute markets tend to implement sensor processing, sensor fusion, AI/ML, autonomous, and/or semi-autonomous solutions. We believe markets for these products are large and growing. Applications deploying these technologies today, or that we expect to do so in the future, include, without limitation:

•
Commercial/Industrial - Trucks, buses, trains, aviation, agriculture, mining, medical, oil & gas, etc.
•
Military/Government - Aircraft, rotary winged aircraft, ships, mobile command, mobile radar, submersibles, land vehicles, drones, etc.

We expect these applications to deploy increasingly faster computing systems at lower latencies to meet industry and competitive goals. Whereas the goal used to be for an edge compute platform to perform a single application, such as autonomous navigation, now this has been expanded to include in excess of ten or more AI applications running simultaneously. This expansion requires significantly more compute power and data storage, as well as lower latency than traditional embedded computers can manage while operating in harsh, challenging, and space constrained environments.

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

We use leading edge, state-of-the art components from major technology providers to design purpose-built systems that solve customer problems in an efficient, cost-effective manner. We apply the component technology provided by Intel, AMD, NVIDIA, Micron, Broadcom, Microchip, and others to deliver solutions to provide true value to our customers.

Four technologies are fundamental to the edge computing space: edge servers, GPU compute accelerators, flash memory-based storage, and high-speed switch fabric for data acquisition I/O. These technologies enable systems to ingest, process and store data at significantly higher rates than traditional systems. By harnessing these components, customers can process data much more quickly and in a more secure manner, and as a result, turn raw data into advantage in action.

Rugged Edge Servers

While simple AI applications, such as facial recognition to open a door to a secure area, may run on traditional low power embedded processor, the needs of edge computing applications require datacenter-class server performance brought to a mobile platform. The sheer amount and speed of sensor processing, sensor fusion and AI/ML processing for operating an autonomous vehicle or a mobile weapon system requires multiple high-speed digitizers, high-performance networking, the fastest flash storage devices, and server-class processors. We enable the power of the datacenter to be deployed at the edge without compromising performance by employing groundbreaking ruggedization and cooling technologies for edge servers operating from various vehicle AC and DC power sources in small spaces.

GPU Compute Acceleration

When GPU technology and solid-state flash were first introduced, we began designing systems that maximize the effectiveness of these technologies. We now produce compute-systems with large numbers of GPUs and flash memory that communicate over PCIe and allow faster processing, data storage, and data retrieval. The more GPUs and flash devices available to a server, the faster that system can process and store data.

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

Switch Fabrics For High Speed Data

At the front-end of edge compute systems is high speed data acquisition technology through switch fabrics. Depending on the application, data can be generated from a wide array of sensors and inputs. In many cases, such as autonomous driving or a mobile weapon system, platform data is generated through arrays of video, Light Detection and Ranging (“LIDAR”), radar, Forward Looking Infrared (“FLIR”), Radio Frequency (“RF”), and other computationally intensive sensors. Our PCI express based switch fabrics provide the highest speed and lowest latency data acquisition and movement.

When PCIe was introduced in 2005, we were the first company to produce PCIe over cable adapters allowing system-to-system communication at the same speed as internal Input/Output (“I/O”) expansion, significantly reducing latency. Today, we are one of the largest providers of PCIe adapters and expansion components used worldwide.

What Sets OSS Apart

Several factors differentiate OSS from other suppliers of high-performance edge computing solutions, including, without limitation, the following:

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
•
Key Partnerships – We have long and established leading edge technology partnerships with early access to product roadmaps, which include a differentiated relationship with NVIDIA. We are an “Elite Tier 2 OEM” in the NPN program with a unique NVLink® license.
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
•
Continuously monitor and influence the market for next generation technologies for which new concepts and solutions may be forming; and
•
Establish leadership in the fast-growing AI Transportable portion of edge computing.

Earnings Growth Strategy

We intend to implement different strategies to increase our revenue growth, while improving earnings. We believe that earnings growth can be accomplished by taking the following actions:

Revenue growth driven by existing OEM and new design wins:

•
Focusing on the fast-growing, higher margin edge compute market;
•
Demonstrating technology leadership with a clear, ever building value proposition;
•
Utilizing a higher percentage of leading edge standard products for scalability;
•
Pursuing market leading OEMs in the edge compute market;
•
Continuing to layer in recurring high margin business;
•
Constantly improving and expanding a highly skilled direct sales force complemented by well positioned third party manufacturer representatives;
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

Our Opportunity

The worldwide edge computing market is expected to grow rapidly. Within this market, we are positioned and focused on the AI/autonomous portion at the very edge, and we believe that this market could be as large as $5 billion within several years. The products we develop to address this market include high performance compute, storage servers, and PCIe acceleration systems that can perform in the most challenging environments. If an application needs AI and/or autonomous capabilities, and it moves, OSS strives to deliver the highest performance solutions that will survive and enable these challenging applications.

Our Technology

We design and manufacture ruggedized high performance edge computing systems, which are designed to increase compute performance while surviving in harsh environments. Our rugged servers bring the power of leading-edge datacenter-class technologies to the edge for applications in AI/ML, sensor fusion, autonomous navigation, data logging, and video rendering. Our high-density compute accelerators connect directly to a server’s PCIe bus, delivering substantial compute performance. Our flash storage arrays support hundreds of terabytes of high-speed storage that can also be accessed by multiple servers.

Technology Drivers for OSS High-Performance Computing Business

We have developed expertise and core competencies in the three fundamental technology drivers within today’s high-performance edge computing market: high-speed serial interconnect technology, compute acceleration utilizing GPUs, and low latency flash storage. In combination, these three fundamental technologies, underpinned by PCI Express, are changing the economics of computing, bringing high-performance computing within the grasp of a wide range of new industries and commercial applications on the edge. Simultaneously, the emergence of massive amounts of data being generated by advanced sensors in each of these industries is pushing the requirement for innovative state-of-the-art technology. We are enabling this technology to be deployed at the edge by merging these fundamental technologies with our expertise in providing system level optimization for meeting requirements for ruggedization and SWAP constraints. Our strategy is to be the disruptive leader in the platforms for rugged edge applications, based on our unique ability to design high-quality, high-performance AI workflow compute/storage engines that can be deployed in harsh dynamic environments, which require unique system level features for vibration, cooling, and power. Our target market, including various types of vehicles that move on land, in the air, or at sea, creates extremely demanding requirements for compute systems, which must be compact, survive the elements and disruptions in power, as well as leverage the higher performance capabilities in the market. This is what we believe we do well.

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

Switched Serial Interconnect

Switched serial interconnects are the data highways connecting many elements of today’s high-performance computing platforms. At ever increasing speeds, these pathways move data between a system’s processing units, storage, networking, and peripheral elements. For high-performance computing, the primary processing, storage, and peripheral interconnect is PCIe. PCIe Gen 5.0 has an ability to run up to 16 lanes in parallel, which allows up to 128 gigabytes (full duplex) per second bandwidth between system elements. We expanded the breadth of our products based on PCIe Gen 5.0 during 2024 to address ever increasing applications in the edge compute market. In 2026, we expect to address target markets with PCIe Gen 6.0 and Compute Express Link.

Compute Acceleration with GPUs

GPUs have evolved from graphics display acceleration to general-purpose processing workhorses for high-performance computing systems. Today, most of the fastest supercomputers in the world utilize GPUs as their primary compute engines. GPUs are ideal for high-performance computing workloads, including AI training and inference, because of their ability to complete massively parallel processing. While traditional CPUs may have dozens of processing cores, GPUs have thousands of cores that are able to execute calculations simultaneously.

NVIDIA, a key supplier of GPUs to the market, lists more than 500 such applications across a broad set of market spaces, along with focused teams on specific industries of high growth potential such as their NVIDIA Drive team for autonomous navigation. Main markets serviced by NVIDIA GPUs include, without limitation:

•
Autonomous navigation;
•
Computational finance;
•
Climate, weather and ocean modeling;
•
Computational chemistry and biology;
•
Data science and analytics;
•
Deep learning and machine learning;
•
Federal defense and intelligence;
•
Genomics;
•
Manufacturing;
•
Media and entertainment;
•
Medical imaging;
•
Robotics;
•
Oil and gas; and
•
Safety and security.

While NVIDIA is focused on the deployment of their GPUs in hyperscale datacenters and for consumer gaming purposes, we are focused on taking the datacenter class capability to the edge compute market, expanding the overall market significantly. Many of these applications also scale performance, based on the number of GPU components utilized. We have designed multi-GPU systems, including up to 16 GPUs in a single system. Current state-of-the art GPUs (NVIDIA H100) provide over 48 teraflops (FP64) of performance, with future products such as the NVIDIA Blackwell, AMD MI350 series and Intel Max series GPUs expected to dramatically increase overall processing capabilities in the years to come.

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

Today, flash memory modules with capacities up to 60 terabytes and PCIe Gen 5.0 interfaces are now available. PCIe Gen 6.0 devices are expected to be available for purchase in 2025 with capacities up to 120 terabytes. Our flash storage arrays with up to a thousand terabytes of capacity are available, enabling the scaling of high-speed storage to meet the full range of high-performance edge application requirements.

OSS leverages the latest technology to build complete storage and data logging systems, including all the software to provide the highest density and performance in a compact form factor ideal for vehicles of all types. This, combined with our hot swappable canisters, has enabled autonomous truck and military aircraft applications.

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

High Speed System Interconnect Design

Our electrical engineers are experts in high-speed digital signaling design. They have continually designed at the leading edge of the state-of-the-art signaling speeds, even as semiconductor technology has driven up the clock rate of digital transmission. We have consistently been among a small handful of companies able to come to market first with the latest technology. In fact, we delivered the industry’s first PCIe over cable solutions for PCIe Gen 1.0, Gen 2.0, Gen 3.0, Gen 4.0, and Gen 5.0. The expertise required includes circuit design, PCB (printed circuit board) layout and routing optimizations, all of which focus on achieving the highest levels of signal integrity. In our current systems, PCIe Gen 5.0 signals are propagated across multiple PCBs and connectors, as well as both copper and fiber optic cabling, while maintaining the ability to recognize digital signal transitions at 32 billion times per second.

In high-performance computing systems, especially those systems that operate at the edge, the trajectory and need for ever-increasing signaling speeds is continuing; however, the number of companies that have the capability to design robust, highly reliable systems at speeds that can tolerate harsh conditions at the edge is limited. We believe our core competency in large-scale, high-speed design and layout will allow us to remain at the forefront of this growing industry.

Complex System Design

In addition to low-level signal integrity design expertise, we have amassed expertise and intellectual property in high-performance system architecture design and software. This expertise allows us to develop extremely sophisticated systems with massive scaling, while also meeting customer demands for reliability, cost, and flexibility. To do so, we have developed deep knowledge for high-capacity input/output systems, operating system adjustments, and required configuration tuning. Because of this, our engineers are often called upon to co-design with OEM designers to create the perfect solution to fit the needs of their customers.

For highly scalable systems, a deep understanding and experience with switching topologies, interconnect fabric design, and low latency acceleration software is required. We have worked with serial switching technology, starting with the first generation of PCIe, and have been an innovator in creating unique and flexible topologies to meet the specific needs of customers. Creating custom solutions for unique customer requirements is a core competency at OSS, and we rely on this deep knowledge of switch capabilities and limitations.

Our software expertise includes developing unique hardware drivers and configuration software that accelerate bandwidth and lower latency in PCIe GPU and NVMe system designs. We have developed expertise in system design to leverage peer-to-peer data flows between GPUs, as well as pioneering techniques for optimized data flows between flash storage and GPU compute-engines. Our systems optimize switch and GPU configuration topologies to optimize GPU-to-GPU communication without requiring latency-inducing data transfer between host dual processors. Our platforms feature RDMA (remote direct memory access) across compute-nodes, which support data transfer without burdening the host CPU, as well as NVMe over Fabrics for efficient data transfer from remote storage to compute.

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

Expertise in power, cooling, and mechanical design are required to address the requirements of high-performance computing customers, especially while meeting the constrained time requirements of rugged edge deployments. We have developed leadership design capability in high-power design and distribution within large rack enclosures as well as edge optimized configurations. High-end GPUs today require 500-675 watts or above, and in our high-end systems, up to 32 GPUs can reside in a single chassis. Thousands of kilowatts of redundant power are required. Power stability and huge thermal loads are some of the critical design issues that must be addressed. Additionally, at the edge for AI applications, a wide range of input power sources need to be supported from standard 110-220 VAC and 48-270 VDC for terrestrial vehicles as well as three phase 400-800Hz AC for airborne applications.

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

First, products like our 4UPro and EB line of PCIe high density expansion systems are not servers or workstations, but instead, they provide scale-out expansion of high-performance GPUs, FPGAs, NVMe drives and edge I/O devices to a server. To provide the widest compatibility and largest serviceable market for our expansion systems, our U-BMC, or “Unified Baseboard Management Controller,” allows our expansion systems to seamlessly integrate with existing customer servers or our own SDS and EOS server products, allowing a server and one or more of our expansion products to be managed, monitored and controlled, as if it were a single integrated system with a massive amount of PCIe resources interconnected by our highest bandwidth, lowest latency PCIe switched fabric.

Second, unlike the standard datacenter server, our servers are designed to operate in both defense and commercial harsh edge environments where “dirty” power from generators, engines and batteries with large spikes are common. Mix in the environmental conditions in which our servers may operate autonomously, such as temperature variances in places from Death Valley to 50,000 feet altitude, with moisture ranging from salt fog to rain and extreme vibration and shock from washboard dirt roadways to a hard-landing propeller aircraft, and one can see that a higher level of management, monitoring and control than a server snug in a power and cooling conditioned datacenter is required. The U-BMC adds unique value to server-level systems in these environments, especially in autonomous operations where there are no service technicians for miles, by allowing the system to adapt to changing conditions automatically or by remote control without failing. The U-BMC has features to handle these environments, such as controlling sensors connected to the server, turning on heaters in extreme cold, changing the PCIe fabric to reroute data around failed components and connecting to the Controller Area Network ("CAN") bus in cars and autonomous trucks to monitor the vehicle conditions to be able to take action on information provided by the vehicle, such as ignition on/off. Many more U-BMC edge features unique to OSS and valuable to our customers were in development in 2024 and will continue to be added in 2025, such as instant cryptographic erasure of sensitive information and throttling NVIDIA GPUs in real time based on power or temperature fluctuations to keep systems running in a reduced state rather than shutting down.

Third, due to operating in diverse industry standard and regulatory markets required by military standards, commercial aerospace FAA or EASA, and highway NHTSA or ETSC agencies, the U-BMC is designed to adapt to the unique requirements imposed by servers residing on, or controlling, vehicles. A standard datacenter server BMC needs to conform to the basic agency requirements of electrical interference and personal safety regulated by agencies such as the FCC or CE and administered by testing companies such as UL and TüV. The U-BMC is designed to cover all edge requirements of the datacenter as well as adding standards organization compliance, such as those required by military customers, including SOSA compliant functions for sensor management, system management, and task management not found in datacenter server BMCs.

In 2022, we introduced the U-BMC, which is included in our Rigel edge supercomputer and PCIe Gen 5 4UPro products. In 2023 and 2024, we expanded the platforms that include the U-BMC to the PCIe Gen5 SDS rugged server for commercial and military edge applications with more platforms to come. With U-BMC, we provide “single pane of glass” management of complex systems, even if the server is in a separate enclosure, and an open-source Redfish API for easy integration with industry-standard management tools. We expect to continue to expand and enhance our licensable software to create additional value, barriers to entry, and stickiness with our program wins.

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

Our Products

Compute Servers

Within the server sector, we have secured a niche position building purpose-built specialty servers, which the major server suppliers do not supply, as they require custom tuning and special features that major OEMs cannot easily provide. Our compute servers are designed to provide the highest level of performance that can be deployed in harsh edge environments. Our expansion optimized short depth (“SDS”) and Torrey Break server product lines are optimized for supporting a high number of add-in cards such as GPUs, FPGAs, NVMe drives and sensor inputs. Servers in this product family have a number of slots that are compatible with the PCIe host bus interface cards that we have developed. These cards enable PCIe connection over cable between the host processor and downstream I/O devices. These servers have custom basic input/output systems (“BIOS”) to ensure they work seamlessly with expansion chassis and support a high number of downstream I/O devices. Our SDS and Torrey Break products also support rugged deployment in space constrained environments providing a maximum depth of 20 inches. We believe that our “Rigel Edge Super Computer” (“Rigel”) is the highest performing, most dense, AI-compute platform that is deployable in extreme environments, including on military aircraft.

GPU computing uses hardware components that are optimized to perform mathematical calculations in a rapid fashion. NVIDIA is the market leader in the design and manufacturing of these components. We work closely with NVIDIA to design and build systems which use multiple GPUs to accelerate applications.

Emerging markets and applications such as AI, image rendering and processing, autonomous vehicles, deep learning, molecular modeling, genomics, advanced visualization, machine learning, and image processing all benefit from the ability to use GPUs to accelerate the application. We build specialized compute-servers and accelerators used in these emerging growth markets. We estimate these markets to be very large and growing.

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

Through a strategic agreement with Western Digital, we acquired an exclusive software license for Ion Accelerator™ Storage Area Networking (“SAN”) source code and software development rights, and we hired their core engineering team in July 2017. Since acquiring this software asset, we have extended its capability to align with our AI Transportable strategy by adding Network Attached Storage (“NAS”), support for NVMe flash drives, NVMe over Fabric expansion capability, and several encryption methods required for government security applications. We have also implemented a proprietary Follow Me™ capability for removing a bulk pack of NVMe drives that can be easily transported to another system without rebuilding the data, operating much like a massive capacity USB stick. This provides our flash arrays with a high level of differentiation relating to storage management, latency, portability, and throughput. We provide standard flash array products and have the in-house hardware and software expertise to provide customized systems for demanding applications that are not suitable for standard offerings. For example, we provide products to a large military contractor for integration into military aircraft that requires us to design and manufacture a highly ruggedized mil-spec flash array. The resulting product provides high data density with low weight, a high degree of portability, and security for data protection. We believe our experience and capability in high speed, low-latency, digital signaling via PCIe gives us an edge in providing custom designs to OEMs, military programs, and other special purpose applications.

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
Signal integrity mastery;
•
Hardware tuning to improve signal integrity;
•
Design optimization for low cost;
•
Rapid design capability;
•
Rugged design to survive in harsh AI Transportable applications;
•
Custom BIOS to support a high number of connected PCIe I/O devices, well beyond what can be supported in off the shelf BIOS; and
•
Manufacturing and supply chain management.

This technology has now become a standard within the computer industry. Our customers have used our adaptors to connect their custom input/output chassis and achieve performance equivalence as if the I/O was integrated into the server box. This gives designers and integrators a degree of flexibility and utility in architecting computer systems that is unprecedented. We have expanded our PCIe adaptor market in breadth and depth, including making adaptors for many OEM customers.

With our expertise developed in designing adaptor cards, the logical extension of our capability led us to develop a method for expanding the PCIe bus into an external chassis containing one or many expansion slots and using this expansion to provide storage and AI application acceleration. This allows a customer to install multiple standard PCIe boards into a chassis and accelerate their system without having to add additional servers. These are typically GPUs, FPGAs, or NVMe drives to create large-scale Compute and Storage appliances. For example, we have developed a product for deployment in a mobile command center which aggregates large amounts of high frequency data from sensors and allows in the field AI algorithms to operate in real time. This is achieved through a cluster of our compute and storage products. A user can now connect a multiplicity of PCIe devices to a single server using a single memory domain, and achieve performance throughput and low latency, which was not possible prior to the introduction of PCIe.

We have been a leader in PCIe acceleration through generations 1.0, 2.0, 3.0, 4.0 and 5.0. We delivered our initial PCIe Gen 5.0 products in 2022, well ahead of any of our direct competitors, and started shipping a full line of Gen 5.0 products throughout 2023. As PCIe evolves through generations 6.0 and beyond, we believe that we are uniquely positioned to continue our leadership role in this market. We currently offer what we believe to be the largest PCIe acceleration product line, with chassis and backplanes that offer expansion from one to 64 slots. Due to its greater data throughput, lower latency, and flexibility of design, we believe this is a growing market, and we intend to maintain our leadership role.

Additional Compute Products

Through Bressner, we provide small form-factor IoT and high-performance industrial and panel PC compute-platforms customizable to meet needs in commercial applications on the edge where space constraint is a fundamental consideration. We also provide ruggedized, mobile tablets and handhelds that meet the specialized requirements for devices deployed at the edge in a diverse set of environmental conditions for commercial and government applications.

Customers

We deliver the highest performance scalable products and solutions that enable AI/ML, sensor fusion, and sensor processing for global defense and commercial markets. We serve a global clientele consisting of multinational companies, governmental agencies, military contractors, military services, and leading technology providers. Some of our key customers are set forth below, illustrating the class of customers we pursue with our sales, product marketing, and marketing communications efforts.

Raytheon – We work closely with many of the U.S. Government agencies and prime contractors to bring the latest technologies to mobile edge applications. Raytheon provides an excellent example of how we adapted high-performance computing elements used in air-conditioned datacenters to the rigorous environment encountered in a U.S. Navy aircraft. We worked closely with Raytheon to build a customized NVMe storage array, with drives installed in removable canisters for high-speed sensor data acquisition, encryption, and recording. This massive amount of mission data can then be easily off-loaded upon landing the aircraft and sent to the traditional government datacenter, which is a significant development given that satellite network links are too slow to handle transmission of that amount of data. To further enhance the data collected, we embarked on a second project with Raytheon to build a GPU accelerated “datacenter in the sky” system to enable mission data collected in the flash array to be analyzed and run through AI algorithms in real time, while the mission was in process. This allowed the aircraft and crew to make real time decisions using the same level of processing power available in a ground-based system. Finally, we enhanced that “datacenter in the sky” with a 3-system cluster to provide large scale resources during missions and to carry out multiple AI tasks in real time. These applications are great examples of rugged edge products. We have continued to enhance and refresh the technology for this program while working on opportunities with other prime contractors, including other mobile applications such as video surveillance, video analytics, and autonomous vehicles on land, in the sea, and in the air. OSS is currently expanding its footprint within the military market with multiple new engagements with other prime contractors and the DOD directly. Much of this activity addresses the needs of AI, sensor fusion, and autonomy required in the battlefield. Current applications include land vehicles, aircraft, drones, ships, and submersibles.

US Army – We have designed and delivered an edge compute 360-degree situational awareness system for the US Army focused on delivering new capability to combat vehicles. We were selected for this effort based on our ability to bring enterprise class computing to the edge, augmented with our PCIe expertise to drive low latency that would support simultaneous video viewing from multiple crew workstations in the vehicle. This was required to ensure the capability to maneuver the vehicle, perform targeting, and provide external visual situational awareness. As part of the system we pioneered multiple elements to ensure the system would work in a combat vehicle environment dealing with rugged extremes of shock, vibration, temperature, water intrusion and numerous other environmental challenges. In addition we innovated solutions in managing PCIe over cables to provide the most cost effective in-field repair and replacement capability for soldiers.

LIQID– LIQID is a market leader in composable infrastructure hardware and software solutions, which leverage industry standard datacenter components to deliver a flexible, scalable architecture built from disaggregated resources. We provide optimized high performance compute solutions, expansion chassis, and PCI Express interface cards that are used to address next-generation applications in AI, IOT deployment, DevOps, cloud and edge computing, NVMe and GPU over fabric support.

Teledyne LeCroy - Teledyne LeCroy is a leading provider of test, validation and benchmarking test platforms to the storage and CXL memory device industry. We provide several PCI Express-based interface cards, PCI Express switches, NVME controllers, and host bus adaptors that are used in Teledyne’s test bed applications and end devices. We act as an extension to Teledyne’s engineering group, allowing Teledyne to complete their product roadmap in a timely and cost-effective manner.

Alcon – Alcon is a market leader in the production of computer assisted medical equipment. Bressner provides several rugged, purpose-built, high-performance workstations used in performing these AI assisted surgeries. Bressner works directly with Alcon engineers to co-design and assist in securing medical certifications for the products that doctors and patients trust for pinpoint accuracy and speed.

Torc Robotics –Torc Robotics is a market leader in US truck manufacturing and is a subsidiary of Daimler, which manufactures globally. Daimler Technologies North America embraced a clear roadmap to level 4 autonomous trucking with planned deployments by the end of the decade. We provide the current Torc Robotics truck fleet with several OSS products, including multiple 3U SDS models for autonomous driving functionality and our Centauri data logging system that provides high-speed sensor recording and fast data transport using our removable NVMe drive canister technology.

Sales and Marketing

Our sales and marketing efforts are focused on the identification, engagement, and closure of significant targeted opportunities within the edge compute market.

Sales (OSS)

Our OSS sales efforts consist of five main channels:

•
General Sales – OSS maintains a website, a web store, and direct sales teams that sell directly to end-users, primarily in the U.S., Asia, and Europe, Middle East and Africa (“EMEA”) regions. This includes e-commerce sales via typical web store functionality, outbound calling and direct interaction with customers and potential customers to provide standard and unique solutions that fit their needs. We are currently expanding our international sales efforts to address additional focus on Canada and Oceania.
•
OEM Focused Sales – Our direct outside sales team, which consists of OSS employees as well as third-party manufacturer representatives, is organized to best identify, target, and develop the top potential commercial OEM and government program customers in the datacenter class, rugged AI, compute and storage space. These OEM and government programs form the largest and fastest growing parts of our business. The OSS direct sales teams interface directly with new potential customers at their facilities, live events, and virtual industry tradeshows, and present standard solutions and/or proposals for customized solutions to address such customers’ datacenter class, rugged AI needs at the edge.

•
Our Commercial Sales Team – Our commercial sales team focuses on OEM customers to whom we sell standard products and solutions or design and build customer specified systems based on OSS technology expertise that are branded with OSS or the OEM’s name and label. This includes target markets like autonomous semi-trucks, farming, medical and mining equipment deploying the latest technology. These companies, many of which are market leaders, then resell the products through their own sales channels. We actively seek this type of relationship, which is leveraged as a sales multiplier, allowing us to grow sales at a faster rate without adding as many dedicated sales resources. This tends to be a recurring sales model that lasts several years.
•
Our Government Sales Team – Our government sales team focuses on the large and growing portion of our business that provides products and systems to DOD programs, global Ministry of Defense (“MOD”) programs, government agencies, and national research laboratories. Our government sales team has the knowledge and expertise to identify major program opportunities in the emerging AI/ML, sensor processing, sensor fusion, and autonomy markets, and to provide the extensive technical and business development processes required to take these programs from concept to successful completion. This is a growing part of our business, one of our primary focuses, and provides a higher contribution of profit margin. Examples include compute and storage systems for aircraft, radar systems, command, control, intelligence, surveillance and reconnaissance platforms, and mobile command centers.
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

Marketing Communications

Our marketing communications department is responsible for positioning OSS as an expert, thought leader, and visionary in the edge compute market. We generate expert content to support our market leading products, while also building cost effective brand/product awareness in several ways. We use traditional and non-traditional marketing communications, as well as partnerships and word of mouth, to convey the uniqueness and compelling value of our products and services. The edge compute market applications we target include AI inference applications in autonomous vehicles, medical equipment, commercial aerospace, defense/government, agriculture, and mining.

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

Competition

Our core business is to provide specialized high-performance edge AI computing platforms to customers who incorporate these products into their complete solutions for rugged AI compute and storage markets. By contrast, competitors in the AI hardware market space typically provide solutions designed to meet either high performance non-rugged or low performance highly rugged applications. Although a fragmented market, there are a number of categories of potential competitors of our products.

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

Vertical High Performance Compute Vendors – Military/Aerospace

In certain vertical markets, there are competitors who focus primarily on the HPC military and aerospace markets. These vendors often provide complete solutions, including both hardware and software, and some specialization in terms of form factor and ruggedization. In these markets, we provide unique capability in terms of scaling of PCI Express components over cable (copper and fiber) that can address unique requirements of specific military or government programs. Many of these competitors use older technologies or low power processors and components in these more challenging environments. We are able to differentiate ourselves from such competitors due to the fact that we deploy the latest high-performance technology, which enables us to provide superior products to potential customers in this space. We have also established good relationships with prime contractors and governmental agencies (Raytheon, Sierra Nevada, Lockheed, Boeing, NASA, GVSC, L3Harris, and others), which can be important influencers or decision makers on technology selection. Competitors in this space include companies such as Mercury, Crystal, Curtiss Wright, Kontron, Trenton, Core Systems and Systel. In the past, we have been able to offer the latest differentiated technology to the rugged edge, which is normally only deployed in commercial applications, well before our competitors.

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

While OSS primarily utilizes lean principles to drive our manufacturing and assembly processes, we recognize the importance of smooth builds and strategic inventory in this current climate of sustained supply chain shortages. One of the key aspects of utilizing lean principles is our application of just-in-time principles to ensure effective ordering and utilization of inventory. This also helps optimize cash flow throughout the manufacturing cycle. Within the manufacturing process, our operations encompass three categories of “builds”:

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

Our intellectual property research and development is focused on the exploitation of key technologies as they evolve in the marketplace. Our product roadmap reflects new technologies for CPUs, GPUs, flash storage, and advanced PCIe switches. We design first-to-market, unique implementations targeted at the edge compute market utilizing market leading component technologies. Accordingly, our focus lies not in the capital-intensive development of silicon implementations of technologies (i.e., chips, processors, GPUs, or storage devices), but rather leverages leading-edge technologies to build first-to-market products that fully exploit those technologies to solve customer problems in challenging environments.

In addition, we will take on customer funded research and development programs where we can leverage our technology, capabilities and products to deliver a purpose designed solution that ultimately will transition into production. Strategically, this provides us with the opportunity to create an incumbent position on a platform or program that will provide recurring business opportunity as the effort moves from research and development, to initial fielding, formal production, and then sustainment and support.

Intellectual Property

Our primary intellectual property value emanates from the more than 600 individual design projects that we have undertaken over the decades since our founding, experience, and know how, in addition to trade secrets and copyrights. These designs are archived and cataloged; we rarely begin a new design from scratch, but rather, use our archived and cataloged designs as a starting point to efficiently provide products to our customers. In general, we maintain intellectual property rights with respect to the components of the products we design and sell so that we may continue to use them for future sales and development efforts. We also patent key innovations and solutions as and when required to protect our technical advantage.

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

Markets, Seasonality, and Major Customers

Our products and services serve a global clientele consisting of multinational companies, governmental agencies, military contractors, and leading technology providers. We typically experience some level of seasonality, with deliveries decreasing from December through February each year. For Bressner, this is likely a result of Asia’s holiday season, whereas for OSS in the US, we believe that this is the result of varied government and commercial customer appropriation cycles and the timing of budgets.

For the year ended December 31, 2024, no single customer accounted for 10% or more of our total consolidated revenues. In 2024, an aggregate of 20.2% of our total consolidated revenues were attributable to three customers (Raytheon, Alcon Gps, and Torc Robotics). For the year ended December 31, 2023, one customer (Raytheon) accounted for 10% or more of our consolidated revenue, and 25.4% of our consolidated revenue was attributable to three customers (Raytheon, Disguise Systems Limited, and the U.S. Navy).

We typically sell our products pursuant to contract supply agreements or purchase orders.

Materials and Suppliers

Although most components essential to our business are generally available from multiple sources, we believe that the loss or limited availability of certain component suppliers and manufacturing vendors could have a material adverse effect upon our business and financial condition.

Beginning, in 2021, a worldwide supply shortage created many challenges, resulting in the need for our team to implement different strategies and analyze how we allocate resources. In 2023 and 2024, we continued to experience unavailability of certain critical products and some limited supplies, protracted delivery dates for components, increasing product costs, and changes in minimum order quantities, which creates limitations on our ability to secure product. Shortages have ranged from semiconductors to packing materials for shipping. Additionally, products that are in the “work-in-process” stage and the inventory of finished goods have increased due to timing and availability of certain componentry necessary to complete our products. We have worked with suppliers and customers to provide multiple options, including the alternative sourcing of similar products. We use our best efforts to manage the business carefully to minimize any material impact on financial performance. For more information, see the section titled, “Risk Factors” found in Part I, Item1A, of this Annual Report.

Human Capital Resources, Employees, and Personnel

We believe that our future success will depend, in part, on our ability to continue to attract, hire, and retain qualified personnel. To achieve this objective, we strive to provide competitive compensation, benefits, equity participation, and a success driven work environment.

As of December 31, 2024, we had approximately 110 employees, of which 103 were full-time and 7 were part-time employees; 72 of our employees were domestic and 38 were international. Our employees include highly skilled engineers, technicians, assemblers, and support staff. Despite recent staffing challenges that have plagued the industry that we operate in, which have generally resulted in greater turnover throughout the industry, we are proud of the low voluntary turnover rate of our personnel to date, as we endeavor to continue to challenge our team and encourage input and creative thinking by all. Our management team strives to provide transparency to our employees through regular meetings designed to update employees on current metric driven results and future expectations. None of our employees are covered by a collective bargaining agreement or represented by a labor union. We consider our relationship with our employees to be strong.

Environmental Matters

We are ISO14001 certified. ISO14001 is the internationally recognized standard for environmental management systems.

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
•
Our products are subject to competition, including competition from the customers to whom we sell and from new entrants, and the introduction of other distribution models in our markets may harm our competitive position.
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
•
A limited number of customers represents a significant portion of our sales, and the loss of any key customers could cause our sales to decrease significantly.
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
•
If we are unable to protect our proprietary design and intellectual property rights and/or the confidentiality of our trade secrets, our competitive position could be harmed, or we could be required to incur significant expenses to enforce our rights.
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

Risks Related to Our Business and Industry

Business disruptions could harm our business, lead to a decline in revenues, and increase our costs.

Our worldwide operations could be disrupted by earthquakes, telecommunications failures, power or water shortages, outages at cloud service providers, tsunamis, floods, hurricanes, typhoons, fires, extreme weather conditions, cyber-attacks, terrorist attacks, war or military conflicts (such as the ongoing military conflict between Russia and Ukraine and the more recent conflict between Israel and Hamas), medical epidemics or pandemics and other natural or man-made disasters, catastrophic events or climate change. The occurrence of any of these disruptions could harm our business and result in significant losses, a decline in revenue and an increase in our costs and expenses. Any of these business disruptions could require substantial expenditure and recovery time in order to fully resume operations.

Our corporate headquarters, and a portion of our research and development activities, are located in California, and other critical business operations, finished goods inventory, and some of our suppliers are located in Europe and Asia, near major earthquake faults known for seismic activity. The manufacture of product components, the final assembly of our products and other critical operations are concentrated in certain geographic locations, including California and Germany. Geopolitical change or changes in government regulations and policies in the United States or abroad may result in changing regulatory requirements, economic sanctions (such as those recently imposed by the United States and other countries on Russia), trade policies, import duties and economic disruptions that could impact our operating strategies, product demand, access to global markets, hiring, and profitability. In particular, revisions to laws or regulations or their interpretation and enforcement could result in increased taxation, trade sanctions, the imposition of import duties or tariffs, restrictions and controls on imports or exports, or other retaliatory actions, which could have an adverse effect on our business plans.

For example, regulations to implement the Export Control Reform Act of 2018 could have an adverse effect on our business plans. Additionally, On February 1, 2025, U.S. President Trump issued three executive orders directing the United States to impose new tariffs on imports from Canada, Mexico and China. The tariffs impose and additional 25% rate of duty on imports from Canada and Mexico and 10% on imports from China. While the force and immediacy of these orders are currently unclear, enforcement of such tariffs could result in an increase costs, decreased revenue and overall have a negative effect on the financial condition of the Company.

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

We are currently operating in a period of economic uncertainty and capital markets disruption, which has been significantly impacted by geopolitical instability. Our business, financial condition and results of operations could be materially adversely affected by any negative impact on the global economy and capital markets resulting from military conflicts or any other geopolitical tensions.

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

Inflation has the potential to adversely affect our liquidity, business, financial condition and results of operations by increasing our overall cost structure, particularly if we are unable to achieve commensurate increases in the prices we charge our customers. The United States and Germany both experienced inflation in the years ended December 31, 2024 and 2023. Additionally, higher tariffs and the potential for higher tariffs may impact our product pricing or the cost of inputs to our production. The existence of inflation in the domestic and global economies has resulted in, and may continue to result in, higher interest rates and capital costs, shipping costs, supply shortages, increased costs of labor, weakening exchange rates and other similar effects. As a result of inflation, we have experienced and may continue to experience, cost increases. If inflation continues to increase in the U.S. and/or Germany for a prolonged period of time, or the rate of inflation in our markets were to increase, or if a global recession were to occur, our expenses could increase substantially. Although we may take measures to mitigate the impact of this inflation, if these measures are not effective, our business, financial condition, results of operations and liquidity could be materially adversely affected. Even if such measures are effective, there could be a difference between the timing of when these beneficial actions impact our results of operations and when the cost inflation is incurred.

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

Governmental policies and regulations may also impact the development of the market for our products. For example, regulations around the use of AI may negatively impact certain of our customers and may affect the adoption of AI in certain of our target markets. The European Union Parliament recently adopted the EU AI Act, which introduces regulations and restrictions around the use of AI technologies. Additionally, Colorado has passed a bill introducing certain regulations around the use of AI. These and other regulatory or legislative actions related to the development and deployment of AI technologies could impact our business and our growth prospects.

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

Servers, computer accelerators, flash storage arrays, PCIe expansion products, and other products that we design, manufacture, and sell or license are subject to competition. The computer hardware and technology fields are well established with limited, and in many cases no, intellectual property and technological barriers to entry. The markets in which we operate are competitive and we expect competition to increase in the future from established competitors and new market entrants. The markets are influenced by, among others, brand awareness and reputation, price, strength and scale of sales and marketing efforts, professional services and customer support, product features, reliability and performance, scalability of products, and breadth of product offerings. Due to the nature of our products, competition occurs at the design, performance, and sales stages. A design or sales win by us does not limit further competition and our customers may purchase competitive products from third parties at any time. This competition could result in increased pricing pressure, reduced profit margins, increased sales and marketing expenses and failure to increase, or loss of, market share, any of which would likely seriously harm our business, operating results, or financial condition. From a cost and control perspective, our products are specialized and thus generally cost more than our competitors’ products. If our ability to design specialized solutions is deemed to be on par or of lesser value than competing solutions, we could lose our customers and prospects.

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

In our marketplace, general-purpose equipment is traditionally mass-produced and available to order, while specialized equipment and custom bulk-order equipment is subject to a bid-based purchase system. If one or more large manufacturers of general or standard server storage arrays, or related products and equipment, provide specialized, customized, or supplementary equipment on a made-to-order or generally available basis, we could be forced to reduce our prices or change our selling model to remain competitive, which would significantly harm to our business, operating results and financial condition.

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
•
a failure of disaster recovery system.

A significant and extended disruption could damage our business or reputation and cause, amongst other things, loss of revenue or customer relationships, unintended and/or unauthorized public disclosure or the misappropriation of proprietary, personal identifying and confidential information, and us to incur significant expenses to address and remediate or otherwise resolve these kinds of issues.

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

The current administration has been evaluating government spending and enacting cost reduction policies. The effect of these policies on defense procurement and on the defense programs which the Company is executing or pursuing is uncertain. Changes in priorities or policies, reductions of funding, or a reduction in government personnel could impact our business, results of operations, financial condition, and growth prospects.

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

A limited number of customers represents a significant portion of our sales. If we were to lose any of these customers, our sales could decrease significantly.

In the year ended December 31, 2024, an aggregate of 20.2% of our total consolidated revenues were attributable to our top three customers (Raytheon, Alcon Gps, and Torc Robotics). In the year ended December 31, 2024, 39.7% of OSS segment revenues were attributable to our top three customers, including Raytheon, Torc Robotics, and Thales. In the year ended December 31, 2023, an aggregate of 25.4% of our total consolidated revenues and 53.8% of OSS segment revenues were attributable to our top three customers in that year, which included Disguise Systems Limited, Raytheon, and the US Navy. In the year ended December 31, 2024, Bressner had one customer that accounted for greater than 10% of segment revenue (Alcon Gps), and the top three customers accounted for a combined 21.6% of revenue. Bressner did not have any customers that accounted for more than 10% of revenue in 2023.

Loss of significant customers in the future could materially harm the Company’s business, financial position and/or results of operations. In addition, a few products comprise a significant amount of our sales, and the discontinuation, modification, or obsolescence of such products could materially and adversely affect our sales and results of operations.

We rely on a limited number of parts suppliers to support our manufacturing and design processes.

We rely on a limited number of suppliers to provide us with the necessary devices, parts, and systems to allow us to build, design and manufacture our products, and the failure to manage our relationships with these parties successfully, or disruptions to our suppliers’ businesses caused by supply chain constraints, inflation, human capital issues, and/or other factors, could adversely affect our ability to market and sell our products. In the years ended December 31, 2024 and 2023, suppliers for which purchases represent greater than 10% of our total parts purchases accounted for approximately 37% of materials purchased. In 2024, this concentration was with Super Micro Computer and Digi International.

Although we do believe we could locate additional suppliers to fulfill our needs in the event that our relationship with these or any of our other suppliers terminated or they are unable to fulfill our manufacturing needs, any significant change in our relationship with these suppliers could have a material adverse effect on our business, operating results, and financial condition unless and until we are able to find suitable replacements. We make substantially all of our purchases from our contract suppliers on a purchase order basis. Our suppliers are not required to supply our raw materials for any specific period or at any specific quantity or price.

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

Our sales depend on our ability to anticipate our existing and prospective customers’ needs and develop products that address those needs. Our future success will depend on our ability to design new products, anticipate technological improvements and enhancements, and to develop products that are competitive in the rapidly changing computer hardware and software industry, and in the edge computing space in particular. Introduction of new products and product enhancements will require coordination of our efforts with those of our customers, suppliers, and manufacturers to develop products that offer performance features desired by our customers and performance and functionality superior or more cost effective than solutions offered by our competitors. If we fail to coordinate these efforts, develop product enhancements, or introduce new products that meet the needs of our customers as scheduled, our operating results will be materially and adversely affected, and our business and prospects will be harmed. We cannot assure that product introductions will meet our anticipated release schedules or that our products will be competitive in the market. Furthermore, given the rapidly changing nature of the computer equipment market, there can be no assurance our products and technology will not be rendered obsolete by alternative or competing technologies.

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

We offer product warranties that generally extend for one or two years from the date of sale that require us to repair or replace defective products returned by the customer during the warranty period at no cost to the customer. Our product warranties are in addition to warranties we receive from our vendors. Existing and future product guarantees and warranties place us at risk of incurring future returns and repair and/or replacement costs.

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

Recruitment and retention of senior management and skilled technical, sales and other personnel is very competitive, and we may not be successful in either attracting or retaining such personnel. As part of our strategy to attract and retain key personnel, we may offer equity compensation through grants of stock options, restricted stock awards or restricted stock units. Although we may issue equity awards outside of our shareholder approved equity incentive plan to potential employees, they may not perceive our equity incentives as attractive enough. In addition, due to the intense competition for qualified employees, we may be required to, and have had to, increase the level of compensation paid to existing and new employees, which could and has materially increased our operating expenses.

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
•
difficulties in entering markets in which we have no or limited prior direct experience and where competitors in such markets have stronger market positions;
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

Our ability to compete effectively is dependent in part upon our ability to protect our proprietary technology, including our proprietary software, designs and know-how. We rely on trademarks, trade secret laws, patents, confidentiality procedures, and licensing arrangements to protect our intellectual property rights. There can be no assurance these protections will be available in all cases or will be adequate to prevent our competitors from copying, reverse engineering or otherwise obtaining and using our technology, proprietary rights or products. For example, the laws of certain countries in which our products are manufactured or licensed do not protect our proprietary rights to the same extent as the laws of the United States. In addition, third parties may seek to challenge, invalidate, or circumvent our trademarks, copyrights and trade secrets, or applications for any of the foregoing. There can be no assurance that our competitors will not independently develop technologies that are substantially equivalent or superior to our technology or design around our proprietary rights. In each case, our ability to compete could be significantly impaired.

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

We consider trade secrets, including confidential and unpatented know-how and designs, important to the maintenance of our competitive position. We protect trade secrets and confidential and unpatented know-how, in part, by customarily entering into non-disclosure and confidentiality agreements with parties who have access to such knowledge, such as our employees, outside technical and commercial collaborators, consultants, advisors and other third parties. We also enter into confidentiality and invention or patent assignment agreements with our employees and consultants that obligate them to maintain confidentiality and assign their inventions to us. Despite these efforts, any of these parties may breach the agreements and disclose our proprietary information, including our trade secrets, and we may not be able to obtain adequate remedies for such breaches.

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

Complying with these changing laws could cause us to incur substantial costs, which could have an adverse effect on our business and results of operations. Further, failure to comply with existing or new rules may result in significant penalties or orders to stop the alleged noncompliant activity.

Risks Related to Our International Operations

Our international sales and operations, and in particular Bressner's operations in Germany, subject us to additional risks that can adversely affect our operating results and financial condition.

During the year ended December 31, 2024, we derived as significant portion of our consolidated revenues from international sales and operations. Our international operations subject us to a variety of risks and challenges, including, without limitation, exposure to fluctuations in foreign currency exchange rates; inflationary pressures and the possibility of recession; increased management, travel, infrastructure and legal compliance costs associated with having international operations; reliance on channel partners; increased financial accounting and reporting burdens and complexities; compliance with foreign laws and regulations, which are subject to change; compliance with U.S. laws and regulations for foreign operations; conflicts between U.S. laws and regulations and foreign laws and regulations; import and export licensing requirements; and reduced protection for intellectual property rights in some countries and practical difficulties of enforcing rights abroad. The impact of macroeconomic declines and higher interest rates has been particularly apparent in Germany. Our Bressner segment in Germany accounted for 55% of the Company’s consolidated sales for the year ended December 31, 2024. Germany was in a recession for most of 2024 and 2023, largely due to persistent high inflation and falling household spending. Continued inflation, volatility or recessionary risks in Germany or other countries that we operate or sell our products in could adversely affect our business and results of operations.

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

Our directors, executive officers and significant stockholders have substantial control over the Company and could delay or prevent a change in corporate control. Our directors, executive officers, and holders of more than 5% of our common stock, together with their affiliates, beneficially own, in the aggregate, approximately 40% of our outstanding common stock, based on the number of shares outstanding as of March 5, 2024. As a result, these stockholders, acting together, would have the ability to exert significant control over the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, would have the ability to exert significant control over the management and affairs of the Company. Accordingly, this concentration of ownership might adversely affect the market price of our common stock by:

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

The market price of shares of our common stock could decline as a result of substantial equity issuances and/or sales of our common stock, particularly sales by our directors, executive officers and significant stockholders, a large number of shares of our common stock becoming available for sale, or the perception in the market that holders of a large number of shares intend to sell their shares. As of March 5, 2025, we have 21,323,261 shares of our common stock outstanding. We may issue or sell a significant number of shares of our common stock or other securities to raise capital in the future or in connection with a strategic transaction, which would result in significant dilution to our current shareholders. Additionally, historically, a significant portion of the compensation that we pay to our executive officers, employees and directors has been in the form of equity awards. We believe that this structure incentivizes such individuals to both join and remain with the Company, and also serves to further the growth, development and financial success of the Company by providing a means by which such persons can personally benefit through the ownership of capital stock of the Company. However, the issuance of securities to our executive officers, employees and directors also results in dilution to our current shareholders, and substantial sales of such securities could cause the market price of our securities to decline and/or could depress the growth of the market price of our securities.

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

Additional funding may not be available to us on acceptable terms, or at all. If we raise funds by issuing equity securities, dilution to our stockholders could result. Any equity securities issued also may provide for rights, preferences, or privileges senior to those of holders of our common stock. The terms of debt securities issued, or borrowings, could impose significant restrictions on our operations. The incurrence of indebtedness or the issuance of certain equity securities could result in increased fixed payment obligations and could also result in restrictive covenants, such as limitations on our ability to incur additional debt or issue additional equity, limitations on our ability to acquire or license intellectual property rights, and other operating restrictions that could adversely affect our ability to conduct our business. In addition, the issuance of additional equity securities by us, or the possibility of such issuance, may cause the market price of our common stock to decline. If we raise additional funds through collaboration and licensing arrangements with third parties, it may be necessary to relinquish some rights to our technologies or our products, or to grant licenses on terms that are not favorable to us. If we are unable to raise adequate funds, we may have to liquidate some or all of our assets, or delay or reduce the scope of our development programs. We also may have to reduce marketing, customer support or other resources devoted to our products or cease operations. Any of these actions could harm our business, operating results, and financial condition.

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

We currently qualify as a “smaller reporting company,” as defined in the Exchange Act. For as long as we continue to be a smaller reporting company, we may choose to take advantage of certain exemptions from various reporting requirements or scaled disclosure requirements applicable to other public companies but not to smaller reporting companies, which includes, among other things:

•
being permitted to have only two years of audited financial statements and only two years of management discussion and analysis of financial condition and results of operations disclosure;
•
an exemption from the auditor attestation requirements under Section 404(b) of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”);
•
not being required to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board (“PCAOB”) regarding mandatory audit firm rotation;
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

3.
Intellectual Property Theft: Unauthorized access to our proprietary information could result in intellectual property theft, which would impact our competitive position in the market.
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

Although cybersecurity incidents have not materially impacted our business strategy, results of operations, or financial condition to date, there can be no assurance that they will not do so in the future.

Risk Management and Strategy

Assessing, Identifying, and Managing Material Cyber Threats

We have specific infrastructure, systems, policies, and procedures designed to proactively and reactively address circumstances that arise when unexpected events such as a cybersecurity incident occur. These include processes for assessing, identifying, and managing material risks from cybersecurity threats. We consult with external parties, such as cybersecurity firms and risk management and governance experts, on risk management and strategy. We use a team of outside vendors and government services specializing in IT and cybersecurity that provide expertise, tools, and methodologies to identify and assess vulnerabilities and potential threats. Automated tools and AI-based user behavior analytics also support identifying and managing cyber threats. Response to a broad category of threats is immediate and automatic. Security personnel and members of our management are alerted when cyber threats or anomalies are detected. Persistent threats or issues that, in the opinion of management, are material are immediately brought to the attention of our board of directors.

In the event of a detected cyber incident by 24/7 monitoring software or employee notification, our IT and cybersecurity provider performs a detailed assessment of the incident, identifies the source of the problem, and resolves the issue as appropriate. If they cannot resolve the issue, the problem is escalated to our cybersecurity monitoring and detection software provider for resolution. Events that our IT and cybersecurity providers do not routinely resolve are brought to the Board's attention.

Critical business and operational data are backed up nightly and securely stored offsite to mitigate the risks of cybersecurity incidents or equipment failure.

We provide cybersecurity awareness training to our employees, incident response personnel, and senior management.

Governance

Our management team, including our Vice President of Technology, is primarily responsible for assessing and managing our material risks from cybersecurity threats. Management supervises our internal cybersecurity and IT personnel and our retained external cybersecurity consultants and vendors. Additionally, they supervise efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, which may include briefing from internal or external security personnel; threat intelligence and other information obtained from governmental, public, or private sources, including external consultants or vendors engaged by us; and alerts and reports produced by security tools deployed in our IT environment.

Our Board of Directors, through its Audit & Risk Committee, provides oversight and oversees management processes for identifying and mitigating risks, including cybersecurity risks, to help align our risk exposure with our strategic objectives. Management, including our Vice President of Technology and our Audit & Risk Committee members, regularly brief our board of directors on our cybersecurity and information security posture and cybersecurity incidents deemed to have a moderate or higher business impact, even if viewed as immaterial to us. As cyber threats evolve and become more sophisticated, we believe that the Board's involvement in cybersecurity governance ensures that we adequately focus resources to protect the Company’s assets and reputation.

Vital aspects of our cybersecurity governance that are currently in process or have been implemented include the following:

•
Governance and Strategy: Management, the Audit & Risk Committee, and the Board ensure that our cybersecurity strategy is aligned with our business strategy.

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
o
Investment Decisions: The Board evaluates and approves significant investments in cybersecurity technologies, training, and talent based on the recommendations of management or our external vendors and consultants.

•
Compliance and Legal Obligations:
o
Regulatory Compliance: Management and the Board oversee compliance with relevant cybersecurity regulations and legal requirements.
o
Legal Oversight: Management and the Board ensure we have appropriate legal counsel to address cybersecurity-related issues, including incident notification requirements.

•
Education and Awareness:
o
Training and Awareness: Management and the Board take reasonable steps to stay informed about cybersecurity trends, threats, and best practices through ongoing education and training.
o
Management reviews Company employee training programs to ensure employees are trained appropriately and updated on evolving cyber trends.
o
Board Training: Certain board members have received training to understand cybersecurity risks and their role in overseeing cybersecurity.

•
Reporting and Communication:
o
Periodic Updates: The Board receives periodic updates from management, responsible staff, and the Audit & Risk Committee regarding the Company’s cybersecurity posture, incidents, and risk management efforts.
o
Communication Strategy: Management and the Board have a communication strategy for addressing cybersecurity disclosures with stakeholders, including customers, employees, and the public.

•
Performance Evaluation: The Board’s annual evaluation of the Chief Executive Officer's performance includes assessing the effectiveness of implementing cybersecurity policy and measures and ensuring that cybersecurity policies and practices are effective and aligned with organizational goals.

•
Cybersecurity Culture: The Board fosters a cybersecurity-aware culture throughout the organization, supporting management’s efforts to integrate risk management, including cybersecurity, into the operating culture.

The rapidly evolving nature of cybersecurity threats requires ongoing vigilance, and there can be no assurance that our efforts will prevent all incidents.

Management and the Board are evaluating and intend to implement further cybersecurity-related measures, including, without limitation, developing a more robust internal policy framework, incident response plan, crisis management planning, third-party vendor assessments, and contractual obligations for third parties that the Company engages with.

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

ITEM 2. PROPERTIES.

The Company leases its offices, manufacturing, and warehouse facility in San Diego County under a non-cancelable operating lease. Our corporate headquarters are in a leased space comprising approximately 29,342 square feet in Escondido, California under a lease that was last modified and extended in September 2023 and expires in August 2030. The Company also leases a 3,208 square foot facility in Salt Lake City, Utah, under a lease expiring in June 2025, that houses our Ion software development team. Additionally, we lease a 1,632 square foot facility located in Anaheim, California, with the lease expiring in June 2025. Bressner leases space in Germany comprising 11,836 square feet on a month-to-month basis. In June 2024, Bressner leased an additional 2,500 square feet of office space in Germany on a month-to-month basis with payments of approximately $5,950 per month, beginning in October 2024.

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

	High	Low
First Quarter (through March 5, 2025)	$4.39	$2.82	*

* On March 5, 2025, the closing price was $2.92 per share.

	2024			2023
Year ended December 31, 2024 and 2023:	High	Low		High	Low
First Quarter	$4.58	$1.79		$3.71	$2.44
Second Quarter	$3.50	$2.00		$3.42	$2.33
Third Quarter	$3.09	$1.82		$3.40	$1.56
Fourth Quarter	$3.80	$2.20		$2.34	$1.82

Holders

As of March 5, 2025, there were 21,323,261 shares of our common stock outstanding held by approximately 5,800 holders of record of our common stock. This number was derived from our stockholder records and does not include beneficial holders of our common stock whose shares are held in “street name” with various dealers, clearing agencies, banks, brokers, and other fiduciaries.

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

Unregistered Sales of Equity Securities

During the year ended December 31, 2024, there were no unregistered sales of our securities that were not reported in a Current Report on Form 8-K or our Quarterly Reports on Form 10-Q.

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

Overview

The Company designs, manufactures, and markets specialized enterprise class high-performance compute, high speed switch fabrics and storage hardware and software, which are designed to target edge applications for AI/ML, sensor processing, sensor fusion and autonomy. Edge computing is a form of computing that is done on platform or on site, connected with the data source or the user, rather than in the cloud, minimizing the need for data to be processed remotely. This growing trend increases computing performance and security, as the data does not have to travel to distant datacenter locations. Edge computing is most recognizable in applications such as sensor processing, sensor fusion, autonomy, and AI/ML. To meet the demands at the edge we offer specialized products and system solutions that consist of computers, switch fabrics and storage products that incorporate the latest state-of-the art components with embedded proprietary software. Such products and systems allow us to offer high-end solutions to be integrated into edge platforms in our target markets.

The global increase in load on cloud infrastructure and increase in AI applications are the primary factors driving the growth of the edge computing market. We market our products to manufacturers of automated equipment used for medical, industrial, and military applications. Our customer applications often require connection to a wide array of data sources and sensors, ultra-fast processing power, and the ability to quickly access and store large and ever-growing data sets at their physical location (rather than in the cloud). This equipment requires datacenter class performance optimized for deployment at the edge in challenging environments. Many of these edge applications have unique requirements, including special and compact form factors ruggedized for harsh conditions, which cannot be accommodated by traditional controlled air-conditioned datacenters.

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

Recent Developments

The negative impact on the global economy and capital markets resulting from the geopolitical instability caused in part by the ongoing military conflict between Russia and Ukraine and Israel and Hamas, inflation and Federal Reserve and European Central Bank interest rate policy, and the weakness in the European and more specifically the German economy have contributed to economic uncertainty, which has negatively affected our operations. The risk of a recession in the U.S. remains, and volatility and recessionary conditions in Europe, and in Germany in particular, are expected to remain a concern for the near term. Additionally, it is possible that U.S. policy changes and uncertainty about such changes, including changes and uncertainty as a result of the US presidential administration change, could increase market volatility and currency exchange rate fluctuations. As a result of the foregoing, there is continued economic uncertainty and volatility in the capital markets in the near term that could negatively affect our operations.

We are continuing to experience increased pricing, long lead-times, unavailability of certain products and limited supplies, protracted delivery dates, changes in minimum order quantities to secure product, and/or shortages of certain parts and supplies that are necessary components for the products and services we offer to our customers. This was particularly true for products and supplies sourced from Taiwan in the most recent year. As a result, the Company is continuing to carry increased inventory balances to ensure availability of necessary products and to secure pricing.

These global issues and concerns regarding general economic decline or recession are impacting our business as well as some of our customers, who are continuing to experience downturns or uncertainty in their own business operations and revenue, and as a result, these customers may need to decrease or delay their technology spending, request pricing concessions or payment extensions, or seek to renegotiate their contracts. During the year ended December 31, 2024, the Company experienced delays in orders due to certain customers’ funding or program delays. If such decreases in orders or postponements continue in the future, or we experience cancellations of orders, our operating results will be further impacted, and our revenues may decline in future periods.

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

As a result of these global issues, it has been difficult to accurately forecast our revenues or financial results, especially given the near and long-term impacts of the economic and geopolitical issues, inflation, and the potential for continued weakness in the German economy. In addition, while the potential impact and duration of these issues on the economy and our business may be difficult to assess or predict, these world events have resulted in, and may continue to result in, significant disruption of global financial markets, and may reduce our ability to access additional capital, which could negatively affect our liquidity in the future. Our results of operations could be materially below our forecasts as well, which could adversely affect our results of operations, disappoint analysts and investors, or cause our stock price to decline.

Management and Board Changes

In November 2023, our board of directors unanimously adopted resolutions to temporarily increase the size of the board from seven members to nine members and to subsequently decrease the size of the board back down to seven members, effective as-of the Company’s 2024 annual meeting of stockholders (the “2024 Annual Meeting”). The reduction of the size of the board from nine to seven members went into effect upon closing of the polls for voting on the election of directors at the 2024 Annual Meeting, in May 2024.

In October 2024 Fabrizio Sardo joined the executive team taking the position of VP of Operations succeeding Victor Hester. Fabrizo joined the Company with over 15 years of experience successfully overseeing operations in aerospace, nuclear, and FCC regulated industries. A highly focused leader with a proven track record of driving lean transformations, developing strategic planning for on-time delivery, and creating empowered positive cultures. His work history includes leadership roles in operations with SeeScan, HM Electronics, Thermo Fisher and RTX.

In November of 2024 Daniel Gabel joined the executive team as the Chief Financial Officer succeeding John Morrison. Daniel brings over 14 years of accounting, financial, and strategic leadership within the defense industry to OSS. Most recently, Gabel served as the CFO of CAES' Defense System Division, a division of Honeywell that provides advanced electronic solutions to the U.S. aerospace and defense industry. Prior to this, Gabel spent over 10 years at RTX Corporation (Raytheon) across various finance and accounting roles, and within several different divisions, including serving as CFO from 2021 - 2023 of SEAKR Engineering, a Raytheon subsidiary. Gabel has a Master of Business Administration from Southern Methodist University and a Bachelor of Science in Business Administration from the University of Southern California.

Other Changes and Developments

In August 2024, the Company amended its bylaws to provide that, although directors shall be elected by a plurality of votes cast at a meeting of stockholders of the Company, in an uncontested election of directors, any director nominee who receives a greater number of votes "against” than votes "for” (excluding abstentions) his or her election must promptly tender his or her resignation. Following receipt of such resignation, the Nominations and Corporate Governance Committee of the Company's Board of Directors will consider the resignation and recommend to the Board whether to accept such tendered resignation. Except in special circumstances, the Committee will be expected to accept and recommend acceptance of the resignation by the Board. The Board shall make a decision with respect to whether to accept or reject the director’s resignation within 90 days following the applicable meeting of stockholders, which decision, once made by the Board, shall promptly be disclosed via a press release.

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

Operating expenses

Our operating expenses consist of general and administrative, sales and marketing, and research and development expenses. Salaries and personnel-related costs, benefits, and stock-based compensation expense, are the most significant components of each category of operating expenses. Operating expenses also include allocated overhead costs for facilities and utility costs.

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

Impairment of Goodwill

Goodwill represents the excess of the purchase price paid over the fair value of the net assets acquired in business combinations. Goodwill is not amortized but is tested for impairment at least annually; when we deem that a triggering event has occurred that has impaired the value of goodwill, a write-down in value is recorded.

Marketing and Selling

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

Provision for Income Taxes

Provision for income taxes consists of estimated income taxes due to the United States and German governments, as well as state tax authorities in jurisdictions in which we conduct business, along with the change in our deferred income tax assets and liabilities.

Results of Operations

The following tables set forth our results of operations for the years ended December 31, 2024 and 2023, respectively, presented in dollars and as a percentage of revenue.

	For the Year Ended December 31,
	2024	2023
Revenue:
Product	$51,003,350	$59,200,580
Customer funded development	3,691,009	1,696,217
	54,694,358	60,896,797
Cost of revenue:
Product	42,953,344	41,907,604
Customer funded development	4,022,707	1,034,571
	46,976,051	42,942,175
Gross (loss) profit	7,718,307	17,954,622
Operating expenses:
General and administrative	8,971,909	9,264,447
Impairment of goodwill	-	5,630,788
Marketing and selling	8,005,982	6,651,516
Research and development	4,097,229	4,331,024
Total operating expenses	21,075,120	25,877,775
Loss from operations	(13,356,813)	(7,923,153)
Other income (expense), net:
Interest income	477,745	544,958
Interest expense	(74,116)	(117,774)
Employee retention credit (ERC) (Note 2)	-	1,716,727
Other income (expense), net	45,353	(9,806)
Total other income, net	448,982	2,134,105
Loss before income taxes	(12,907,831)	(5,789,048)
Provision for income taxes	726,502	927,128
Net loss	$(13,634,333)	$(6,716,176)

	For the Year Ended December 31,
	2024	2023
Revenue:
Product	93.3%	97.2%
Customer funded development	6.7%	2.8%
	100.0%	100.0%
Cost of revenue:
Product	78.5%	68.8%
Customer funded development	7.4%	1.7%
	85.9%	70.5%
Gross (loss) profit	14.1%	29.5%
Operating expenses:
General and administrative	16.4%	15.2%
Impairment of goodwill	0.0%	9.2%
Marketing and selling	14.6%	10.9%
Research and development	7.5%	7.1%
Total operating expenses	38.5%	42.5%
Loss from operations	-24.4%	-13.0%
Other income (expense), net:
Interest income	0.9%	0.9%
Interest expense	-0.1%	-0.2%
Employee retention credit (ERC) (Note2)	0.0%	2.8%
Other (expense) income, net	0.1%	0.0%
Total other income, net	0.8%	3.5%
Loss before income taxes	-23.6%	-9.5%
Provision for income taxes	1.3%	1.5%
Net loss	-24.9%	-11.0%

Comparison of the Years Ended December 31, 2024 and 2023:

	For the Year Ended December 31, 2024				For the Year Ended December 31, 2023
Entity:	Revenue	Cost of Revenue	Gross (loss) profit	Gross Margin %	Revenue	Cost of Revenue	Gross Profit	Gross Margin %
OSS	$24,558,809	$23,935,886	$622,923	2.5%	$28,809,888	$18,544,902	$10,264,986	35.6%
Bressner	30,135,550	23,040,166	7,095,384	23.5%	32,086,910	24,397,274	7,689,636	24.0%
	$54,694,358	$46,976,051	$7,718,307	14.1%	$60,896,797	$42,942,175	$17,954,622	29.5%

Revenue

For the year ended December 31, 2024, our total revenue decreased $6,202,440, or 10.2%, as compared to the same period in 2023. OSS saw a decrease in revenue of $4,251,079, or 14.8%, as compared to the same period in 2023. This decrease is primarily attributable to a reduction of approximately $4.8M in sales to a former media and entertainment customer, for whom shipments ceased in the second quarter of the prior year. This decrease was partially offset by higher sales to customers in the military and defense end markets. Bressner experienced a decrease of $1,951,360, or 6.1%, as compared to the same period in 2023, due primarily to a slowdown in the German economy.

Cost of revenue and gross profit

Cost of revenue increased $4,033,876, or 9.4%, for the year ended December 31, 2024, as compared to the prior year. OSS saw an increase in cost of revenue of $5,390,984, or 29.1%, as compared to the prior year. This increase in cost of revenue was primarily attributable to allowances for inventory obsolescence. In 2024, OSS segment inventory adjustments and allowances increased cost of revenue by $7,088,114, which included an accrual of $1,102,995 to provision for future inventory receipts on non-cancellable purchase order commitments. The inventory adjustments and allowances resulted from a shift in the Company's focus to the military and defense sector, deviations from management's expectations with respect to product sales, and advances in technology that rendered certain inventory obsolete. Cost of revenue was also impacted by increased labor expenditures related to fulfilling performance obligations on a customer-funded development contract that was entered into in 2022, as well as an accrual for anticipated future costs on the same contract in excess of the contract value. The Company recognizes anticipated contract losses as soon as they become known and estimable. Bressner’s cost of revenue decreased $1,357,108, or 5.6%, as compared to the prior year, due to the reduction in revenue volume.

The overall gross margin percentage was 14.1% for the 2024 period as compared to 29.5% in the same period in 2023. OSS’ segment gross margin percentage for the year ended December 31, 2024, was 2.5% as compared to 35.6% for the year ended December 31, 2023. The decline in OSS segment gross margin percentage was due to allowances for inventory obsolescence of $7,088,114, including an accrual of $1,102,995 to provision for future inventory receipts on non-cancellable purchase order commitment, and the contract losses of $1,222,085 recognized in the fourth quarter of 2024 for incurred and anticipated costs to satisfy performance obligations on a customer-funded development contract that was entered into in 2022. Excluding these three items, the OSS segment gross margin would have been 36.4%. Bressner contributed gross margin at a rate of 23.5% in 2024, as compared to 24.0% in 2023.

Operating expenses

General and administrative expense

General and administrative expense decreased $292,538, or 3.2%, for the year ended December 31, 2024, as compared to the same period in 2023. OSS experienced a decrease of $107,570, or 1.5%, which was primarily due to the non-recurrence of certain costs related to organizational restructuring and outside professional services in 2023. Bressner had a decrease of $184,968, or 9.5% as a result of an organizational realignment. Overall, total general and administrative expense increased as a percentage of revenue to 16.4% for the year ended December 31, 2024, as compared to 15.2% during the same period in 2023.

Impairment of goodwill

During the year 2023, the Company took a write-down of goodwill of $5,630,788 as a result of the overall financial performance of OSS as compared to plan, the transition of our product strategy to focus on AI applications at the edge, and the deferment of certain orders in our military and defense end markets. There was no such impairment charge in 2024.

Marketing and selling expense

Marketing and selling expense increased $1,354,466, or 20.4%, for the year ended December 31, 2024, as compared to the same period in 2023. OSS had an increase of $630,129, or 12.6%, which was primarily due to increased costs for personnel and for tradeshow participation. Bressner had an increase of $724,337, or 43.5%, primarily resulting from the addition of new marketing personnel and sales collateral material. Overall, total marketing and selling expense increased as a percentage of revenue to 14.6% during the year ended December 31, 2024, as compared to 10.9% during the same period in 2023.

Research and development expense

Research and development expense decreased $233,794, or 5.4%, for the year ended December 31, 2024, as compared to the same period in 2023. OSS saw a decrease of $347,383, or 9.1%. The decrease was driven by the timing of certain new product introduction activities and the deployment of engineering resources onto customer funded development efforts, which costs as classified as a component of cost of sales. Bressner experienced an increase of $113,588, or 21.9% due to increased personnel and overhead costs. Overall, total research and development expense as a percentage of revenue increased to 7.5% during the year ended December 31, 2024, as compared to 7.1% during the same period in 2023.

Interest income

Interest income decreased $67,213 for the year ended December 31, 2024, as compared to the same period in 2023. The decrease is attributable to lower investment balances, partially offset by higher interest rates.

Interest expense

Interest expense decreased $43,658 for the year ended December 31, 2024, as compared to the same period in 2023, as a result of the paydown of outstanding debt.

Employee Retention Credit

For the year December 31, 2023, the Company received a government provided Employee Retention Credit ("ERC") for the retention of employees during the COVID-19 pandemic during the years of 2020 and 2021, in the amount of $2,004,382 less commission of $287,656, respectively.

Other income (expense), net

Other income (expense), for the year ended December 31, 2024, resulted in net other income of $45,353, as compared to net other expense of $9,807 in the same period in 2023, for a net change of $55,160. This change was primarily due to a net foreign currency translation gain of $17,276 in the year ended December 31, 2024, as compared to a net foreign current translation loss of $40,933 in the comparable period of 2023.

Provision for income taxes

We have recorded an income tax provision of $726,502 and $927,128, respectively, for the years ended December 31, 2024 and 2023. The effective tax rate for the years ended December 31, 2024 and 2023 differed from the statutory rate mainly due to permanent non-deductible goodwill amortization for Bressner, change in valuation allowance, deductions related to expenses of OSS stock options, research and development credits, and changes in reserves for uncertain tax positions, as well as projecting federal, foreign and state tax liabilities for the year. Additionally, during 2023, the Company recorded an impairment of goodwill attributable to OSS that impacted the effective tax rate.

Under the Tax Cuts and Jobs Act of 2017, research and development costs are no longer fully deductible and are required to be capitalized and amortized for U.S. tax purposes effective January 1, 2023. The mandatory capitalization requirement increases our deferred tax assets and the related valuation allowance and may have an impact on payment of tax liabilities. The effective tax rate for the year ended December 31, 2024, is (5.6%), as compared to (16.0%) in the prior year 2023. The change in the effective tax rate is primarily related to the effect of the valuation allowance for deferred tax assets initially recorded in 2024.

Liquidity and capital resources

Historically, our primary sources of liquidity have been provided by public and private offerings of our securities and revenues generated from our business operations. As of December 31, 2024, we had total cash and cash equivalents of $6,794,093, with short-term investments of $3,217,065, and total working capital of $23,528,638. Cash and cash equivalents held by Bressner totaled $2,751,092 on December 31, 2024. Bressner’s debt covenants limit the use of those funds by its parent company.

During the year ended December 31, 2024, we had loss from operations of $13,356,813, with cash used in operating activities of $108,098.

During the year ended December 31, 2023, we had a loss from operations of $7,923,152, with cash used in operating activities of $439,679.

Our sources of liquidity and cash flows are used to fund ongoing operations, fund research and development projects for new products technologies, and provide ongoing support services for our customers. Over the next year, we anticipate that we will use our liquidity and cash flows from our operations to fund our business. In addition, as part of our business strategy, we occasionally evaluate potential acquisitions of businesses, products and technologies. Accordingly, a portion of our available cash may be used at any time for the acquisition of complementary products or businesses. Such potential transactions may require substantial capital resources, which may require us to seek additional debt or equity financing. We cannot assure you that we will be able to successfully identify suitable acquisition candidates, complete acquisitions, successfully integrate acquired businesses into our current operations, or expand into new markets. Furthermore, we cannot provide assurances that additional financing will be available to us in any required time frame and on commercially reasonable terms, if at all.

As discussed elsewhere in this Annual Report, risks to the U.S. and German economies could result in further economic uncertainty and volatility in the capital markets in the near term and could negatively affect our operations.

We intend to continue to monitor the effects of inflation, global supply chain shortages, and general economic conditions, and, if appropriate, we may alter our plans to address such concerns as they may arise.

Management’s plans are to focus on acquiring new customer orders to replace lost revenue attributable to our previous media customer, to further grow and expand our business in both commercial and military markets, and to respond to the changing economic landscape by continuing to control hiring and operating costs, conserve cash, and focus on growth and margin expansion.Our results of operations for the years ended December 31, 2024 and 2023, partially benefited from such actions, particularly those resulting from a reduction in force in April 2023. Management is also committed to conserving cash and securing debt and/or equity financing, as required, for liquidity to meet our near-term cash requirements.

In April 2022, the Company obtained a domestic revolving line of credit of $2,000,000 at Torrey Pines Bank. To access this line of credit, the Company must maintain a minimum cash balance of $2,500,000 with the bank and maintain a maximum debt to tangible net worth of ratio of 1.00. The line of credit is also collateralized by the assets of the Company. No balance was outstanding on December 31, 2024 and 2023, respectively.

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

The following table summarizes our cash flows for the years ended December 31, 2024 and 2023:

	For the Year Ended December 31,
Cash flows:	2024	2023
Net cash used in operating activities	$(108,098)	$(439,679)
Net cash provided by investing activities	$4,190,787	$1,520,799
Net cash used in financing activities	$(1,183,952)	$(171,344)

Operating Activities

During the year ended December 31, 2024, we used $108,098 in cash from operating activities, a reduction of $331,581 when compared to the cash used by operating activities of $439,679 during the same period in 2023.

Cash used in operating activities in the year ended December 31, 2024 was the result of three components: i) a net loss of $13,634,333, ii) adjustments to net loss of $10,789,479 for non-cash items, and iii) a net reduction of working capital of $2,736,756. Cash provided by net changes in working capital for the year ended December 31, 2024 was $2,736,756, as compared to cash usage of $3,184,851 from net changes in working capital in the prior year. In 2024, the working capital reduction was due to changes in inventory levels, accounts payable, and accrued expenses and other liabilities. This was partially offset by increases in working capital due to accounts receivable, prepaid expenses and other current assets, and operating lease liabilities.

Our ability to generate cash from operations in future periods will depend in large part on our profitability, the rate and timing of collections of our accounts receivable, our inventory turns, and our ability to manage other areas of working capital, including accounts payable and accrued expenses.

Investing Activities

During the year ended December 31, 2024, the Company generated cash of $4,190,787 from investing activities, as compared to $1,520,799 provided by investing activities during the prior year period in 2023, a net increase of $2,669,988. This change is basically attributable to an increase in the number of short-term investments redeemed in the current period as compared to the prior period as well as by a year over year reduction in capital expenditures due to lower expenditures for ERP enhancements and for test equipment.

Financing Activities

During the twelve month period ended December 31, 2024, the Company used $1,421,701 in cash for debt payments on Bressner borrowings and payment of tax on the net exercise of vested RSUs, while generating $237,749 from the exercise of options. During the same period in 2023, the Company used $1,888,071 for comparable items and also benefited from Employee Retention Credits of $1,716,727 related to retention of employees during the COV-19 pandemic. For the year ended December 31, 2024, net cash used in financing activities increased $1,012,608 as compared to the same period in 2023.

Contractual obligations and commitments

The following table sets forth our non-cancellable contractual obligations as of December 31, 2024:

Contractual Obligations:	Total	< 1 year	1-3 years	3-5 years	> 5 Years
Notes payable	$1,035,050	$1,035,050	$-	$-	$-
Operating leases	1,799,621	285,937	851,101	662,583
Non-cancellable purchase orders	2,822,062	2,822,062
Total	$5,656,733	$4,143,049	$851,101	$662,583	$-

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

We are experiencing delays in funding for customer projects, delays in delivery schedules based upon customer requirements and an extended sales cycle. Additionally, certain of our customers are experiencing downturns or uncertainty in their own business operations and revenue, including one customer that declared bankruptcy in 2024, and as a result there is an increased risk that these customers may need to decrease or delay their technology spending, request pricing concessions or payment extensions, or seek to renegotiate their contracts. During the year ended December 31, 2024, the Company experienced delays and postponements of committed purchases and orders due to certain customers’ funding or program delays. We have also experienced cancellations of orders due to disruptions in our customers’ businesses or changes in their business plans. Such delays, postponements and cancellations negatively impacted the Company’s results of operations for the year ended December 31, 2024. If such decreases in orders, postponements or cancellations continue in the future, our operating results will be further impacted, and our revenues may decline in future periods.

With the Company's shifted focus to the development and sale of edge computing, we have significantly increased our efforts to penetrate the military and defense sectors in particular, which typically have protracted sales cycles, significant contracting requirements, and multi-year deliverables. With the hiring of a new president and chief executive officer and new vice president of sales, each of whom has extensive experience in contracting in the defense industry, we have further increased our emphasis and focus on the pursuit of revenue opportunities with major defense contractors and the military. We have reviewed our existing pipeline and have made adjustments to reflect the procurement habits and timing of the military and defense sector. As discussed elsewhere in this Annual Report, we have also added relevant defense market experience to our board of directors through the appointment of Mr. Knowles, Vice Admiral Dumont, and Mitch Herbets as directors.

During 2023, the Company implemented certain internal organizational changes to align our US-based operations with, and to further support and accelerate our strategy to focus on, the edge computing industry and our military business. In furtherance of this strategy and our goals, on June 5, 2023, David Raun, then the Company’s president and chief executive officer, stepped down from such roles and Michael Knowles was appointed to serve in such roles. Mr. Raun continued to serve as a member of the Company’s board of directors until May 2024. Additionally, on July 17, 2023, we hired a new vice president of sales with significant relevant experience. Furthermore, we added two new members with extensive defense experience to our board of directors during the year. We believe that these changes will allow us to further penetrate the defense sector and enhance our business strategies with respect to this target market.

The world continues to be affected by the ongoing conflicts between Russia and Ukraine and Israel and Hamas, and economic uncertainty, amongst other things. Germany was in a recession for most of 2024, largely due to persistent high inflation and falling household spending. Volatility and recessionary conditions in Europe, and in particular in Germany, are expected to remain a concern for the near term. These factors, amongst other things, could result in further economic uncertainty and volatility in the capital markets in the near term, and could negatively affect our operations.

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

Customer agreements include one vendor managed inventory program, which was discontinued in 2023. The Company recognizes revenue under this arrangement when all of the following criteria are met: (i) the goods have been identified separately as belonging to the customer; (ii) the goods are ready for physical shipment to the customer; (iii) the Company does not have the ability to direct the goods to another customer; and (iv) the arrangement was requested by the customer and that the customer has sufficiently explained a substantial business purpose for the arrangement. Management also considers whether the customer's custodial risks are insured and whether modifications to the Company's normal billing and credit terms were required.

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

Measurement of Credit Losses on Financial Instruments

In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-13, which sets out the principles for the recognition of measurement of credit losses on financial instruments. This standard provides guidance on the impairment of financial instruments that is based on expected losses rather than probable or incurred losses. Under this new guidance, the Company will recognize, as an allowance, our estimate of expected credit losses based upon historical and current information, and reasonable and supportable forecasts of future events and circumstances, as well as estimates of prepayments. Under this model, we are required to estimate the lifetime expected credit loss on such instruments and record an allowance to offset the amortized cost basis of the financial asset, resulting in a net presentation of the amount expected to be collected on the financial asset.

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

Recently Issued Accounting Pronouncements

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

On November 27, 2023, the FASB issued ASU 2023-07 "Segment Reporting (Topic 280): Improvements to reportable segment disclosures." This amendment enhanced disclosures about significant segment expenses.” In addition, the amendments enhance interim disclosure requirements, clarify circumstances in which an entity can disclose multiple segment measures of profit or loss, provide new segment disclosure requirements for entities with a single reportable segment, and contain other disclosure requirements. Additionally, the amendments require the disclosure of the title and position of the chief operating decision maker (CODM) and an explanation of the segment profit or loss measures used to evaluate segment performance. We updated our segment disclosures to comply with the requirements. See "Note 17: Segment and Geographic Information." The adoption of the standard did not have an impact on our financial position, results of operations, or liquidity.

Interest rate risk

Our exposure to interest rate risk is primarily associated with borrowing on revolving lines of credit denominated in both U.S. dollars and Euros. We are exposed to the impact of interest rate changes primarily through our borrowing activities for our variable rate borrowings.

Concentration of credit risk

At times, deposits held with financial institutions may exceed the amount of insurance provided by the Federal Deposit Insurance Corporation (“FDIC”) and Securities Investor Protection Corporation (“SIPC”), of which both provide basic deposit coverage with limits up to $250,000 per owner. As of December 31, 2024, the Company had $2,815,399 of cash in our accounts that exceeded the insurance limits. The Company has not experienced any such losses in these accounts, and believes that the financial institutions at which such amounts are held are stable; however, no assurances can be provided. In Germany, the deposit insurance is €100,000 per bank, per customer. Bressner has funds on deposit in both Euro and U.S. dollar denominations of €2,215,188 ($2,292,831) with banks in excess of the insurance limits.

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

Non-GAAP financial measures

Adjusted EBITDA

We believe that the use of adjusted earnings before interest, taxes, depreciation and amortization, or adjusted EBITDA, is helpful for an investor to assess the performance of the Company. The Company defines adjusted EBITDA as income (loss) before interest, taxes, depreciation, amortization, acquisition expense, impairment of long-lived assets, financing costs, government funded programs, fair value adjustments from purchase accounting, stock-based compensation expense, and expenses related to discontinued operations.

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

	For the Year Ended December 31,
	2024	2023
Net loss	$(13,634,333)	$(6,716,176)
Depreciation	1,041,837	1,035,362
Amortization of intangibles	-	42,154
Amortization of right-of-use assets net of change in lease liability	29,885	22,592
Stock-based compensation expense	1,988,125	2,345,358
Interest expense	74,116	117,774
Interest income	(477,745)	(544,958)
Impairment of goodwill	-	5,630,788
Employee retention credit (ERC)	-	(1,716,727)
Provision for income taxes	726,502	927,128
Adjusted EBITDA	$(10,251,613)	$1,143,296

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

The following table reconciles net loss to adjusted EPS and diluted earnings per share:

	For the Year Ended December 31,
	2024	2023
Net loss	$(13,634,333)	$(6,716,176)
Amortization of intangibles	-	42,154
Impairment of goodwill	-	5,630,788
Employee retention credit (ERC)	-	(1,716,727)
Stock-based compensation expense	1,988,125	2,345,358
Non-GAAP net loss	$(11,646,208)	$(414,603)
Non-GAAP net loss per share:
Basic	$(0.56)	$(0.02)
Diluted	$(0.56)	$(0.02)
Weighted average common shares outstanding:
Basic	20,953,397	20,854,777
Diluted	20,953,397	20,854,777

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

	For the Year Ended December 31,
Cash flow:	2024	2023
Net cash used in operating activities	$(108,098)	$(439,679)
Capital expenditures	(362,748)	(821,753)
Free cash flow	$(470,846)	$(1,261,432)

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

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal controls over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Internal control over financial reporting is a process designed under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements. Because of its inherent limitations, internal controls over financial reporting may not prevent or detect all misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. We have conducted an evaluation of the effectiveness of our internal control over financial reporting. Based on our evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2024.

Attestation Report of the Independent Registered Public Accounting Firm

This Annual Report does not include an attestation report of our independent registered public accounting firm due to an exemption established by the Exchange Act for “smaller reporting companies.”

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2024, the Company modified and improved the process and procedures surrounding the authorization for the purchasing of inventory through creation of a weekly Sales & Operational Planning meeting (S&OP) to rationalize future buys of inventory consistent with our revenue pipeline. In addition, we have increased the scrutiny, and improved the process and procedures to include more input from multiple departments with respect to the identification of obsolete and slow-moving inventory to improve our internal control over financial reporting during the quarter ended September 30, 2024. Other than the above, there has been no material change in our internal controls over financial reporting during the year ended December 31, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION.

Rule 10b5-1 Trading Plans

During the three months ended December 31, 2024, none of our directors or officers entered into, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” that were intended to satisfy the affirmative defense conditions of Rule 10b5-1, in each case as defined in Item 408 of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Executive Officers and Directors

The following table sets forth the names, ages, and positions of our executive officers and directors as of March 5, 2025. There are no arrangements, agreements or understandings between non-management security holders and management under which non-management security holders may directly or indirectly participate in or influence the management of our affairs. There are no arrangements or understandings between any director and any other person pursuant to which any director or executive officer was or is to be selected as a director or executive officer, as applicable. To the Company’s knowledge, during the last ten years, none of the Company’s officers or directors have been subject to or involved in, as applicable, those types of legal proceedings that are required to be disclose pursuant to Item 4.01(f) of Regulation S-K.

Name	Age	Position
Executive Officers:
Mike Knowles	58	President, Chief Executive Officer and Director
Daniel Gabel	37	Chief Financial Officer, Treasurer and Secretary
Jim Ison	55	Chief Product Officer
Non-Employee Directors:
Kenneth Potashner (1) (2)	67	Chairman
Gioia Messinger (1) (2)	62	Director
Greg Matz (2) (3)	65	Director
Mike Dumont (1) (3)	64	Director
Joseph Manko, Jr. (1) (3)	59	Director
Mitchell Herbets (2) (3)	67	Director

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

Daniel Gabel has served as our chief financial officer since November 2024. Mr. Gabel brings over 14 years of accounting, financial, and strategic leadership within the defense industry to OSS. Most recently, Gabel served as the CFO of CAES' Defense System Division, a division of Honeywell that provides advanced electronic solutions to the U.S. aerospace and defense industry. Prior to this, Gabel spent over 10 years at RTX Corporation (Raytheon) across various finance and accounting roles, and within several different divisions, including serving as CFO from 2021 - 2023 of SEAKR Engineering, a Raytheon subsidiary. Gabel has a Master of Business Administration from Southern

Methodist University and a Bachelor of Science in Business Administration from the University of Southern California.

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

Gioia Messinger joined our board of directors in July 2020. Since 2012, Ms. Messinger has served as founder and principal of LinkedObjects, Inc., a strategic advisory services business focused on digital transformation brought about by AI and the IoT. From 2004 to 2012, Ms. Messinger served as founder and chief executive officer of Avaak, Inc., now Arlo Technologies (NYSE:ARLO), a leading home security systems company. From 1989 to 2004, Ms. Messinger served as founder and president of SUMMIT Design Technologies, Inc., an engineering services firm with customers in the commercial, defense and healthcare sectors. Ms. Messinger currently serves on the board of directors of Guild Holdings Company (NYSE:GHLD), a nationally recognized residential mortgage lender and Hunter Industries, a global manufacturer of irrigation and outdoor lighting equipment. She previously served on the board of Vicon Industries (NYSE:VCON). Ms. Messinger is a member of the dean’s council of advisors at the University of California San Diego, Jacobs School of Engineering, and is a member of the Latino Corporate Directors Association. Ms. Messinger obtained her master of business administration degree from the Paul Merage School of Business at the University of California, Irvine and bachelor of science in Computer Engineering from the University of California, San Diego, where she is a Distinguished Alumna. She is an NACD Certified Director and holds a certification in Cyber Risk Governance for US Public Companies.

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

Mike Dumont joined our board in September 2023 and brings expertise in government, aerospace and defense, risk management and organizational leadership. He is a retired U.S. Navy three-star admiral and retired U.S. Government senior executive. His executive career in both the military and civil service includes having served as a senior Federal prosecutor specializing in white collar crimes and corporate matters, the principal director for counter terrorism & special operations in the U.S. Department of Defense, the Principal Deputy Assistant Secretary of Defense for Special Operations, the deputy commander of U.S. Northern Command, and vice commander of North American Aerospace Defense Command. He oversaw military responses to border security, natural disasters, and the COVID-19 pandemic in the United States, where AI solutions were deployed to meet operational demands. He also led teams in providing aerospace warning, aerospace control, missile defense and maritime warning, and generating globally integrated effects using information enabled by AI. Admiral Dumont is the interim president of the California State University Maritime Academy and serves on the board of directors of the Marines’ Memorial Association, the board of advisors of Dataminr, Inc., and the national security advisory council of the U.S. Global Leadership Coalition. He holds a B.A. degree from the University of Southern Maine, a M.S. degree from the National War College, and a J.D. degree from Suffolk University Law School.

Joseph Manko, Jr. joined our board of directors, in November 2023. Mr. Manko has been the Senior Principal in Horton Capital Management LLC, the investment manager for the Horton Capital Partners Fund, LP (“Horton Fund”) since 2013. The Horton Fund is a significant shareholder in the Company. Mr. Manko has over 20 years of investment experience in the asset management, investment banking, private equity and corporate securities markets. From 2005 to 2010, Mr. Manko was a Partner and Chief Executive Officer of Switzerland-based BZ Fund Management Limited, where he was responsible for corporate finance, private equity investments, three public equity funds and the firm’s Special Situations and Event-Driven strategies. Prior to that Mr. Manko was a Managing Director with Deutsche Bank in London. He began his investment banking career at Merrill Lynch as a Vice President in Hong Kong and prior to that, Mr. Manko was a corporate finance attorney at Skadden, Arps, Slate, Meagher & Flom LLP. Mr. Manko has served on the board of several public companies and has advised numerous companies in the industrial and technology industries and currently serves as a director of Koru Medical, Inc. and Chairman of Safeguard Scientifics, Inc., and previously served as a director of Wireless Telecom Group, Inc., and Creative Realities, Inc. Mr. Manko earned both his B.A. and J.D. from the University of Pennsylvania.

Mitchell H. Herbets joined our board of directors in November 2023. Mr. Herbets currently serves as non-executive chairman of Thales Defense and Security, a global technology company that provides advanced technology equipment to the U.S. defense and federal technology markets. His other current chairman positions include: Safran Federal Systems (formerly Orolia Defense & Security), a provider of resilient positioning, navigation and timing (PNT) solutions and custom engineering services to federal agencies, defense organizations and contractors, Photonis Defense, provider of advanced products in the fields of broad bandwidth, high power microwave amplifiers and cutting-edge night and digital vision technologies to U.S. and allied governments, and iDirect Government, a provider of tactical satellite communications systems to U.S. Primes for the U.S. Department of Defense. Herbets previously served on the board of Wireless Telecom Group (WTT), a NYSE American-listed provider of infrastructure for cellular systems, LTE and 5G waveforms, and telecommunications test equipment company before it was acquired by Maury Microwave in 2023. He earlier served as president and CEO of Thales Communications (now Thales Defense and Security), a global leader in tactical radio technology. Prior to being appointed a president and CEO of Thales, he served in a number of senior executive positions at the company, including leadership roles in program management, engineering, and business development. Before Thales, he served four years in U.S. Army with the final rank of captain. He holds a bachelor’s degree in electrical engineering from Lehigh University, where he currently serves as a member of the advisory councils of Lehigh University’s Engineering College and its Electrical & Computer Engineering Department. He earned his MBA from George Washington University.

Board Composition and Election of Directors

Director Independence

Our board of directors currently consists of seven members. Our board of directors has determined that Kenneth Potashner, Gioia Messinger, Greg Matz, Mike Dumont, Joseph Manko, Jr. and Mitchell Herbets are all independent directors in accordance with the listing requirements of The Nasdaq Capital Market. The Nasdaq independence definition includes a series of objective tests, including that the director is not, and has not been for at least three years, one of our employees, and that neither the director nor any of his or her family members have engaged in various types of business dealings with us. In addition, as required by Nasdaq rules, our board of directors has made a subjective determination as to each independent director that no relationships exist, which, in the opinion of our board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In making these determinations, our board of directors reviewed and discussed information provided by the directors and us with regard to each director’s business and personal activities and relationships as they may relate to us and our management.

Board Committees and Independence

Our board of directors has established three standing committees – audit and risk, compensation, and nominating and corporate governance – each of which operates under a charter that has been approved by our board of directors.

Audit and Risk Committee

The Audit & Risk Committee represents and assists the Board of Directors with its oversight of the:

(a)
Integrity of the Company’s financial statements and internal controls
(b)
Company’s compliance with legal and regulatory requirements
(c)
Selecting, retaining and compensating the independent registered public accounting firm
(d)
Qualifications and independence of the independent registered public accounting firm and
(e)
Enterprise risk management (ERM) process

Membership

The Audit & Risk Committee shall consist of three or more directors, all of whom shall, in the judgment of the Board of Directors:

•
(i) be an “Independent Director” (as defined under Rule 5605(a)(2) of the NASDAQ Stock Market), (ii) meet the “independence” criteria (as defined under IM-5605 – Rule 5605(a)(2)), and (iii) meet the criteria for independence pursuant to Rule 10A-3(b)(1) under the Securities Act of 1933, as amended (the “Act”), subject to the exemptions provided in Rule 10A-3(c) under the Act, all in accordance with applicable NASDAQ listing standards
•
have the ability to read and understand the Company’s basic financial statements
•
ensure that least one member of the Audit & Risk Committee shall be designated as a “financial expert” having accounting or related financial management expertise in accordance with NASDAQ listing standards
•
not have participated in the preparation of the financial statements of the Company or any current subsidiary of the Company at any time during the past three years
•
not accept any consulting, advisory, or other compensatory fee from the Company other than for board service, and such directors must not be an affiliated person of the Company

Duties and Responsibilities

1.
Manage the independent registered public accounting firm, including:

•
select and retain, evaluate and terminate when appropriate
•
set their compensation
•
oversee their work and pre-approve all audit services they provide
•
approve all permitted non-audit services they perform
•
establish policies and procedures for their engagement to provide permitted audit and non-audit services.
•
at least annually, receive and review a report by the independent registered public accounting firm describing their internal quality- control procedures and any material issues raised by the most recent internal quality-control review, peer review or Public Company Accounting Oversight Board (PCAOB) review, of the independent auditing firm, or by any inquiry or investigation by governmental or professional authorities, within the preceding five years, respecting one or more independent audits carried out by the firm, and any steps taken to deal with any such issues; and (b) other required reports from the independent registered public accounting firm
•
at least annually, consider their independence, including whether their provision of permitted non-audit services is compatible with independence, and obtain and review a report from describing all the relationships between them and the Company.

2.
Review the audit scope and plan of independent auditors, and effective use of audit resources.

3.
Review with management and the independent auditors the company’s annual and quarterly financial statements and related footnotes included in the Company’s annual reports on Form 10-K and quarterly reports on Form 10-Q, the auditor’s judgments about the quality of the company’s accounting principles as applied in its financial reporting, and significant changes in their audit plan and serious difficulties or disputes with management encountered during the audit, and matters required by SAS 61 (Communication with Audit committees)

4.
Review with management and independent auditors their significant audit findings, and assess the steps that management has taken or proposes to take to minimize significant financial risks or exposures facing the company, and periodically review compliance with such steps.

5.
Review with the independent auditors, the Company’s management, and financial and accounting personnel, the adequacy and effectiveness of the accounting and financial controls of the Company, and elicit any recommendations for the improvement of such internal control procedures or particular areas where new or more detailed controls or procedures are desirable.

6.
Review management’s annual internal control report which acknowledges management’s responsibility for establishing and maintaining an adequate internal control structure and procedures for financial reporting; and contains an assessment of the effectiveness of the internal control structure.

7.
Discuss with management and the independent auditor, at least semi-annually, policies and programs with respect to enterprise risks, including the risk management process, risk assessments, and significant areas of risk or exposure for the Company.

8.
Provide oversight and review of the company’s risk management policies, information systems and cybersecurity policies, and insider trading policies. Ensure at least annually, that the full board of directors is updated on the current status of the Company’s risk profile and mitigation efforts.

9.
Establish procedures for the Company’s confidential and anonymous receipt, retention and treatment of complaints regarding the Company’s accounting, internal controls and auditing matters, as well as for the confidential, anonymous submissions by Company employees of concerns regarding questionable accounting or auditing matters.

10.
Investigate any matter brought to its attention within the scope of its duties, including matters brought forth through the Whistleblower Hotline, with the power to retain outside counsel for this purpose if, in its judgment, that is appropriate.

11.
Obtain the advice and assistance, as appropriate, of independent counsel and other advisors as necessary to fulfill the responsibilities of the Audit & Risk Committee, and receive appropriate funding from the Company, as determined by the Audit Committee, for the payment of compensation to any such advisors.

12.
Conduct an annual performance evaluation of the Audit & Risk Committee and annually evaluate the adequacy of its charter.

13.
Review and approve all related party transactions, prior to the Company’s entry into any such transactions, all transactions in which the company is or will be a participant, which would be reportable by the Company under Item 404 of Regulation S-K promulgated under the Securities Act as a result of any of the following persons having or expected to have a direct or indirect material interest (a “Related Person Transaction”):

•
executive officers of the corporation;
•
members of the board;
•
beneficial holders of more than 5% of the Company’s securities;
•
immediate family members of any of the foregoing persons; and
•
any other persons whom the Board determines may be considered to be a related party persons as defined by Item 404 of Regulation S-K promulgated under the securities act.

The Audit & Risk Committee will review and approve such related party transactions based on the Board approved, One Stop Systems, Inc. “Related Party Transaction Policy”

14.
Carry out such other duties and have such other authority as may be assigned or granted by the Board of Directors or as required to be carried out by applicable law and/or the rules and listing requirements of the NASDAQ Stock Market

The members of our audit and risk committee are Mr. Matz, Mr. Dumont, Mr. Herbets, and Mr. Manko. Mr. Matz serves as the chair of the committee. All members of our audit and risk committee meet the requirements for financial literacy under the applicable rules and regulations of the SEC and The Nasdaq Capital Market. Our board of directors has determined that Mr. Matz qualifies as an “audit committee financial expert” as defined by applicable SEC rules and has the requisite financial sophistication as defined under the applicable Nasdaq rules and regulations. Our board of directors has determined that Mr. Matz, Mr. Dumont, Mr. Herbets, and Mr. Manko are independent under the applicable rules of the SEC and The Nasdaq Capital Market.

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

The members of our compensation committee are Mr. Herbets, Mr. Potashner, Mr. Matz and Mrs. Messinger. Mr. Herbets serves as the chair of the committee. Our board of directors has determined that Mr. Herbets, Mr. Potashner, Mr. Matz and Mrs. Messinger are all independent under the applicable rules and regulations of The Nasdaq Capital Market and all current members qualify as a “non-employee director” as defined in Rule 16b-3 promulgated under the Exchange Act. Our board of directors has determined that each of the members of our compensation committee is an “outside director,” as that term is defined in Section 162(m) of the U.S. Internal Revenue Code of 1986, as amended, or Section 162(m). We are currently in compliance with Nasdaq rules since all members of our compensation committee have been deemed independent by our board of directors. The compensation committee operates under a written charter, which the compensation committee will review and evaluate at least annually.

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

The members of our nominating and corporate governance committee are Ms. Messinger, Mr. Potashner, Mr. Dumont, and Mr. Manko. Ms. Messinger serves as the chair of the committee. Our board of directors has determined that Ms. Messinger, Mr. Potashner, Mr. Dumont and Mr. Manko are all independent under the applicable rules and regulations of The Nasdaq Capital Market relating to nominating and corporate governance committee independence. We are currently in compliance with Nasdaq rules due to the fact that all members of our nominating and corporate governance committee have been deemed independent by our board of directors. The nominating and corporate governance committee operates under a written charter, which the nominating and corporate governance committee will review and evaluate at least annually.

Board Composition

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

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Exchange Act, directors, executive officers, and beneficial owners of 10% or more of our common stock, or reporting persons, are required to report to the SEC on a timely basis the initiation of their status as a reporting person and any changes with respect to their beneficial ownership of our common stock. Based solely on our review of copies of such forms that we have received, or written representations from reporting persons, we believe that during the fiscal year ended December 31, 2024, all executive officers, directors and greater than 10% stockholders complied with all applicable filing requirements.

ITEM 11. EXECUTIVE COMPENSATION.

This section discusses the material components of the executive compensation program for our executive officers who are named in the “Summary Compensation Table” below. In 2024, our “named executive officers” (“NEOs”) and their positions were as follows:

•
Mike Knowles, president and chief executive officer;
•
Jim Ison, chief product officer and chief sales and marketing officer; and
•
Daniel Gabel, chief financial officer, treasurer and secretary
•
John W. Morrison, Jr., former chief financial officer, treasurer and secretary

This discussion may contain forward-looking statements that are based on our current plans, considerations, expectations, and determinations regarding future compensation programs. Actual compensation programs that we adopt in the future may differ materially from the currently planned programs summarized in this discussion.

Summary Compensation Table

The following table provides information regarding the total compensation for services rendered in all capacities that was earned by each individual who served (i) as our principal executive officer at any time during 2024, and (ii) our two most highly compensated executive officers other than our principal executive officer who were serving as executive officers as of December 31, 2024 or December 31, 2023, as applicable:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (1)	Option Awards ($) (2)	All Other Compensation ($) (3)	Total ($)
Mike Knowles (4)	2024	$473,446	$50,000	$287,875	$-	$54,122	$865,443
President and Chief Executive Officer	2023	$256,539	$-	$1,180,000	$796,000	$13,034	$2,245,573

David Raun (4)	2024	$165,692	$-	$-	$-	$28	$165,720
Former President and Chief Executive Officer	2023	$353,477	$142,418	$-	$-	$15,960	$511,855

Jim Ison	2024	$303,191	$22,078	$97,017	$-	$57,963	$480,249
Chief Sales and Marketing Officer	2023	$290,004	$25,900	$201,400	$-	$38,108	$555,412

Dan Gabel (5)	2024	$36,346	$75,000	$95,200	$-		$206,546
Chief Financial Officer	2023	$-	$-	$-	$-	$-	$-

John W. Morrison Jr. (5)	2024	$319,729	$30,652	$156,147	$-	$59,709	$566,237
Former Chief Financial Officer	2023	$308,212	$38,600	$249,100	$-	$38,596	$634,508

(1)
Amounts reflect the full grant-date fair value of stock awards, consisting of restricted stock units, granted during the relevant fiscal year computed in accordance with ASC Topic 718, rather than the amounts paid to or realized by the named individual. We provide information regarding the assumptions used to calculate the value of all stock awards made to our officers in Note 10 to the audited consolidated financial statements for the year ended December 31, 2024, contained elsewhere in this Annual Report.

(2)
Represents the fair market value of options on date of issuance using Black Scholes option pricing model.
(3)
Represents payment of health insurance premiums and 401(k) contributions.
(4)
Mr. Raun stepped down as the Company's chief executive officer and president, and Mr. Knowles was appointed to serve in such roles, in each case effective June 5, 2023.
(5)
Mr. Morrison stepped down as the Company's chief financial officer, and Mr. Gabel was appointed to serve in such role, in each case effective November 11, 2024.

Narrative Disclosure to Compensation Tables

Employment Agreements

Executive Employment Agreement with Mike Knowles

On May 16, 2023, the Company entered into an employment agreement with Michael Knowles, pursuant to which, effective June 5, 2023, Mr. Knowles began serving as chief executive officer and president of the Company. The initial term of Mr. Knowles’ employment agreement is three years from the effective date, after which it will automatically renew on an annual basis, subject to earlier termination in accordance with the terms of the agreement. During the year ended December 31, 2023, Mr. Knowles was entitled to a base salary of $460,000 per annum, subject to annual increases as determined by the compensation committee, and an annual bonus in the amount of 75% of his then annual base salary. In the year ended December 31, 2024, Mr. Knowles' base salary was increased to $478,000. The bonus is based on Mr. Knowles’ performance, as determined by the board of directors in its sole discretion, against fundamental corporate and/or individual objectives to be determined by the board of directors. Mr. Knowles is eligible to participate in our 2017 Equity Incentive Plan, as amended (the “2017 Plan”), subject to the discretion of the board of directors, if and when, the board of directors determines to make a grant to him.

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

Executive Employment Agreement with Dan Gabel

On November 4, 2024, the Company entered into an employment agreement with Daniel Gabel, pursuant to which, effective November 11, 2024, Mr. Gabel began serving as Chief Financial Officer of the Company. Pursuant to this agreement, Mr. Gabel is entitled to receive an annual base salary of $315,000 per annum (subject to annual review and adjustment); an annual bonus, with a target amount equivalent to forty percent of his then-current annual base salary, payable if certain applicable bonus criteria are met, subject to approval by the Company's board of directors; and eligibility to participate in a number of Company-sponsored benefits, including its medical, dental, and 401(k) plans, under the terms and conditions of the benefit plans that may be in effect from time to time.

Additionally, in connection with his appointment as Chief Financial Officer of the Company, the Company granted Mr. Gabel a $75,000 cash sign-on bonus and 40,000 RSUs, granted under the Company's 2017 Plan and shall vest as follows: 25% on the one-year anniversary of the date of the grant, and the remaining 75% will vest in six equal installments, commencing six months after the one-year anniversary of the date of grant and every six months thereafter until fully vested, subject to Mr. Gabel's continued employment by the Company.

Under the terms of the employment agreement with Mr. Gabel, if we terminate his employment without cause (as defined below) or he resigns for good reason (as defined below) at any time other than within three months immediately preceding or twelve months immediately following the effective date of a change in control (as defined below), he is entitled to the following payments and benefits: (i) his fully earned but unpaid base salary through the date of termination at the rate then in effect, plus all other amounts under any compensation plan or practice to which he is entitled; (ii) severance payments in an aggregate amount up to six months of Mr. Gabel’s then-current Base Salary, paid to Mr. Gabel on OSS’ regular paydays until the earlier of (a) the date that is six months following his termination or (b) the date as of which he commences employment with another employer, subject to standard payroll deductions and withholdings; (iii) a lump sum payment equal to Mr. Gabel’s then-current target bonus; and (iv) the continuation of Mr. Gabel’s group health continuation coverage under COBRA at OSS’ expense for a period of six months following the termination date, provided, however, that in the event Mr. Gabel becomes eligible for comparable group insurance coverage in connection with new employment, such COBRA premium payments by OSS shall terminate immediately. Mr. Gabel must provide a release and waiver to OSS as a condition of receiving the benefits set forth in this paragraph.

In the event Mr. Gabel’s termination without cause or resignation for good reason occurs within the three months immediately preceding or twelve months immediately following a change in control, he is entitled to the following payments and benefits: (i) a single lump-sum payment in an amount equal to six months of Mr. Gabel’s then-current base salary, subject to standard payroll deductions and withholdings, payable within ten business days of the date the release and waiver becomes effective; and (ii) provided that Mr. Gabel timely elects such coverage, the continuation of Mr. Gabel’s group health continuation coverage under COBRA at OSS’ expense for a period of six months following the termination date; provided, however, that in the event Mr. Gabel becomes eligible for comparable group insurance coverage in connection with new employment, such COBRA premium payments by OSS shall terminate immediately; and (iii) the vesting of the shares subject to each of Mr. Gabel’s equity awards and stock options shall be accelerated such that one hundred percent (100%) of said shares shall be deemed fully-vested and, if applicable, immediately exercisable effective as of the date of such termination.

If Mr. Gabel’s employment is terminated as a result of his death or following his permanent disability, Mr. Gabel or his estate, as applicable, is entitled to the following payments and benefits: (i) his fully earned but unpaid base salary through the date of termination at the rate then in effect, plus all other amounts under any compensation plan, expense reimbursement or practice to which he is entitled; and (ii) a lump sum cash payment in an amount equal to his “earned” bonus for the calendar quarter during which his date of termination occurs calculated as of the date of termination (wherein “earned” means that he has met the applicable bonus metrics as of date of such termination, as determined by the board of directors), prorated for such portion of the calendar quarter during which such termination occurs that has elapsed through the date of termination.

Executive Employment Agreement with John Morrison

During the year ended December 31, 2024, Mr. Morrison was entitled to a base salary of $323,074 per annum, subject to annual increases as determined by the compensation committee, and a target quarterly bonus in the amount of 40% of his quarterly base salary. The target quarterly bonus was based on Mr. Morrison’s performance, as determined by the board of directors in its sole discretion, against fundamental corporate and/or individual objectives to be determined by the board of directors. Mr. Morrison was eligible to participate in our 2017 Plan, subject to the discretion of the board of directors, if and when, the board of directors determines to make a grant to him.

Under the terms of the employment agreement with Mr. Morrison, if we terminate his employment without cause (as defined below) or he resigns for good reason (as defined below) at any time other than within three months immediately preceding or twelve months immediately following the effective date of a change in control (as defined below), he is entitled to the following payments and benefits: (i) his fully earned but unpaid base salary through the date of termination at the rate then in effect, plus all other amounts under any compensation plan or practice to which he is entitled; (ii) severance payments in an aggregate amount up to six months of Mr. Morrison’s then-current Base Salary, paid to Mr. Morrison on OSS’ regular paydays until the earlier of (a) the date that is six months following his termination or (b) the date as of which he commences employment with another employer, subject to standard payroll deductions and withholdings; (iii) a lump sum payment equal to Mr. Morrison’s then-current target bonus; and (iv) the continuation of Mr. Morrison’s group health continuation coverage under COBRA at OSS’ expense for a period of six months following the termination date, provided, however, that in the event Mr. Morrison becomes eligible for comparable group insurance coverage in connection with new employment, such COBRA premium payments by OSS shall terminate immediately. Mr. Morrison must provide a release and waiver to OSS as a condition of receiving the benefits set forth in this paragraph.

In the event Mr. Morrison’s termination without cause or resignation for good reason occurs within the three months immediately preceding or twelve months immediately following a change in control, he is entitled to the following payments and benefits: (i) a single lump-sum payment in an amount equal to six months of Mr. Morrison’s then-current base salary, subject to standard payroll deductions and withholdings, payable within ten business days of the date the release and waiver becomes effective; and (ii) provided that Mr. Morrison timely elects such coverage, the continuation of Mr. Morrison’s group health continuation coverage under COBRA at OSS’ expense for a period of six months following the termination date; provided, however, that in the event Mr. Morrison becomes eligible for comparable group insurance coverage in connection with new employment, such COBRA premium payments by OSS shall terminate immediately; and (iii) the vesting of the shares subject to each of Mr. Morrison’s equity awards and stock options shall be accelerated such that one hundred percent (100%) of said shares shall be deemed fully-vested and, if applicable, immediately exercisable effective as of the date of such termination.

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

On November 4, 2024, Mr. Morrison notified the Company of his decision to retire and resign from his role as Chief Financial Officer of the Company, effective November 11, 2024. Mr. Morrison continued to serve as an employee of the Company through November 30, 2024, during which time he received the same compensation and aided in the transition of the Chief Financial Officer role.

As a result of Mr. Morrison's resignation, the employment agreement entered into by and between the Company and Mr. Morrison, dated June 1, 2023, terminated as of November 11, 2024. In connection with Mr. Morrison's retirement and subject to Mr. Morrison executing and returning an effective waiver and release of claims, the Company agreed to i) pay Mr. Morrison an aggregate amount of nine months of his current base salary, payable in accordance with the Company's typical payroll practices, commencing as of November 30, 2024, and ii) continue group health continuation coverage under the Consolidated Omnibus Budget Reconciliation Act of 1986 ("COBRA") at the Company's expense for a period of nine months following November 30, 2024.

Executive Employment Agreement with Jim Ison

During the year ended December 31, 2024, Mr. Ison was entitled to a base salary of $306,400 per annum, subject to annual increases as determined by the compensation committee, and a target quarterly bonus in the amount of 40% of his quarterly base salary. The target quarterly bonus is based on Mr. Ison’s performance, as determined by the board of directors in its sole discretion, against fundamental corporate and/or individual objectives to be determined by the board of directors. Mr. Ison is eligible to participate in our 2017 Plan, subject to the discretion of the board of directors if and when the board of directors determines to make a grant to him.

Under the terms of the employment agreement with Mr. Ison, if we terminate his employment without cause (as defined below) or he resigns for good reason (as defined below) at any time other than within three months immediately preceding or twelve months immediately following the effective date of a change in control (as defined below), he is entitled to the following payments and benefits: (i) his fully earned but unpaid base salary through the date of termination at the rate then in effect, plus all other amounts under any compensation plan or practice to which he is entitled; (ii) severance payments in an aggregate amount up to six months of Mr. Ison’s then-current base salary, paid to Mr. Ison on OSS’ regular paydays until the earlier of (a) the date that is six months following his termination or (b) the date as of which he commences employment with another employer, subject to standard payroll deductions and withholdings; (iii) a lump sum payment equal to Mr. Ison’s then-current target bonus; and (iv) the continuation of Mr. Ison’s group health continuation coverage under COBRA at OSS’ expense for a period of six months following the termination date; provided, however, that in the event Mr. Ison becomes eligible for comparable group insurance coverage in connection with new employment, such COBRA premium payments by OSS shall terminate immediately. Mr. Ison must provide a release and waiver to OSS as a condition of receiving the benefits set forth in this paragraph.

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

Annual Cash Bonus

For the fiscal years 2024 and 2023, Mr. Knowles, Mr. Raun, Mr. Ison, and Mr. Morrison were eligible for bonuses. The executives’ bonuses for 2024 and 2023 were determined at the discretion of our board of directors based on its assessment of our corporate performance. Typically, a substantial portion of the bonus earned in a given year is paid at the beginning of the subsequent year after the review of the annual financial statements. Based on this assessment, Mr. Knowles received a bonus of $50,000 in 2024, though he did not receive a bonus in 2023; Mr. Raun received bonuses of $142,418 in 2023 representing 40.3% of his paid salary for 2023. Mr. Ison received bonuses of $22,078 in 2024 and $25,900 in 2023, representing 7.3% and 8.9% of his paid salary for 2024 and 2023, respectively. Mr. Morrison received bonuses of $30,652 and $38,600, representing 9.6% and 12.5% of his paid salary for 2024 and 2023, respectively. In 2024, Mr. Gabel received $75,000 as a sign-on bonus in connection with his appointment as Chief Financial Officer of the company.

Equity Compensation

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

On July 1, 2024, Mr. Knowles received an RSU grant of 131,450 shares of common stock. The RSUs vest over a three year period beginning one year after the date of grant with equal semi-annual installments over a period of three years, subject to his continued employment with us on each vesting date.

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

On July 1, 2024, Mr. Ison received an RSU grant of 44,300 shares of common stock. The RSUs vest over a three year period beginning one year after the date of grant with equal semi-annual installments over a period of three years, subject to his continued employment with us on each vesting date.

On March 16, 2023, Mr. Ison received an RSU grant of 76,000 shares of common stock. The RSUs vest over a three year period beginning one year after the date of grant with equal semi-annual installments over a period of three years, subject to his continued employment with us on each vesting date.

On July 1, 2024, Mr. Morrison received an RSU grant of 71,300 shares of common stock. The RSUs vest over a three year period beginning one year after the date of grant with equal semi-annual installments over a period of three years, subject to his continued employment with us on each vesting date

On March 16, 2023, Mr. Morrison received an RSU grant of 94,000 shares of common stock. The RSUs vest over a three year period beginning one year after the date of grant with equal semi-annual installments over a period of three years, subject to his continued employment with us on each vesting date.

On November 11, 2024, Mr. Gabel received an RSU grant of 40,000 shares of common stock. The RSUs vest over a three year period beginning one year after the date of grant with equal semi-annual installments over a period of three years, subject to his continued employment with us on each vesting date.

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

Other Elements of Compensation

Retirement Plans

We have a 401(k) retirement plan. Under the terms of the plan, eligible employees may defer up to 20% of their pre-tax earnings, subject to the Internal Revenue Service annual contribution limit. Additionally, the plan allows for discretionary matching contributions by us. In 2024 and 2023, the matching contribution was 100% of the employee’s contribution up to a maximum of 5% of the employee’s annual compensation. However, matching contributions to the 401(k) plan were suspended in August 2023, as a component of the Company’s cost containment efforts, and were subsequently reinstated in January 2024.

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

Outstanding Equity Awards at Fiscal Year End

The following table summarizes the number of shares of common stock underlying outstanding equity incentive plan awards for each named executive officer as of December 31, 2024.

		Option Awards					Stock Awards
Name	Grant Date	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity Incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option Exercise Price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares of units of stock that have not vested ($)	Equity Incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity Incentive plan awards: Market or payout value of unearned share, units or other right that have not vested ($)
Mike Knowles (1)	7/1/2024						131,450	440,358	-	-
	6/5/2023	150,000	250,000		$2.95	6/5/2033			-	-
	6/5/2023	-	-	-	$0.00	6/4/2027	250,000	837,500	-	-
David Raun (1)	4/18/2017	10,000			$1.95	4/18/2027			-	-
	6/23/2020	365,397			$2.14	6/5/2025			-	-
Jim Ison	7/1/2024						44,300	148,405	-	-
	3/16/2023	-	-	-	-	-	38,000	127,300	-	-
	2/3/2022	-	-	-	-	-	9,334	31,269	-	-
	4/18/2017	20,000	-	-	$1.95	4/18/2027	-	-	-	-
	4/2/2016	16,769	-	-	$1.08	4/2/2026	-	-	-	-

Daniel Gabel (2)	11/11/2024	-	-	-	-	-	40,000	134,000
John W. Morrison Jr. (2)	7/1/2024	-	-	-	-	-	71,300	238,855
	3/16/2023	-	-	-	-	-	47,000	157,450	-	-
	2/3/2022	-	-	-	-	-	10,667	35,734	-	-

(1)
Mr. Raun stepped down as the Company's chief executive officer and president, and Mr. Knowles was appointed to serve in such roles, in each case effective June 5, 2023.
(2)
Mr. Morrison stepped down as the Company's chief financial officer, and Mr. Gabel was appointed to serve in such role, in each case effective November 11, 2024.

Directors Compensation

The following table sets forth information for the year ended December 31, 2024, regarding the compensation awarded to, earned by, or paid to our non-employee directors who served on our board of directors during 2024.

Name	Fees earned or paid in cash ($)	Stock awards ($)	RSU awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Ken Potashner	$54,879		$45,990	$-	$-	$-	$100,869
David Raun (1)	$13,942	$-	$-	$-	$-	$-	$13,942
Kimberly Sentovich (1)	$16,265	$-	$-	$-	$-	$-	$16,265
Gioia Messinger	$48,019	$-	$45,990	$-	$-	$-	$94,009
Greg Matz	$48,019	$-	$45,990	$-	$-	$-	$94,009
Mike Dumont	$41,159	$-	$45,990	$-	$-	$-	$87,149
Joseph Manko, Jr. (2)	$27,987	$-	$45,990	$-	$-	$-	$73,977
Mitch Herbets	$45,823	$-	$45,990	$-	$-	$-	$91,813

(1)
Mr. Raun and Ms. Sentovich resigned from the board of directors and the respective committees on which they served, effective May 15, 2024.
(2)
Mr. Manko commenced receiving board compensation beginning May 15, 2024.

During the year ended December 31, 2024, our non-executive directors were entitled to receive the following cash payments as compensation for serving on our board:

•
All non-executive board members are entitled to quarterly payments of $9,329
•
The chairman of our board is entitled to an additional quarterly cash payment of $3,110
•
The chair of each committee of our board is entitled to an additional quarterly cash payment of $1,555

In addition to cash compensation, our non-executive directors also entitled to receive RSUs as further consideration for their board services.

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

In May 2024, the Company’s stockholders approved the Company’s proposal to increase the number of shares authorized for issuance under the 2017 Plan from 3,000,000 shares to 5,000,000 shares of common stock of the Company pursuant to the terms and conditions of the 2017 Plan. The amendment took effect upon receipt of stockholder approval.

Authorized Shares. A total of 5,000,000 shares of common stock are authorized under the 2017 Plan.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information regarding beneficial ownership of our common stock, as of March 5, 2025, by:

•
each person, or group of affiliated persons, known by us to be the beneficial owner of more than 5% of our common stock;
•
each of our named executive officers;
•
each of our directors; and,
•
all of our executive officers and directors as a group.

We have determined beneficial ownership in accordance with SEC rules. The information does not necessarily indicate beneficial ownership for any other purpose. Under these rules, the number of shares of common stock deemed outstanding includes shares issuable upon exercise of stock options or warrants held by the respective person or group that may be exercised or converted within 60 days after March 5, 2025. For purposes of calculating each person’s or group’s percentage ownership, stock options and warrants exercisable within 60 days after March 5, 2025, are included for that person or group but not for any other person or group.

Applicable percentage ownership is based on 21,323,261 shares of common stock outstanding on March 5, 2025.

Unless otherwise indicated and subject to applicable community property laws, to our knowledge, each stockholder named in the following table possesses sole voting and investment power over the shares listed. Unless otherwise noted below, the address of each person listed on the table is c/o One Stop Systems, Inc., 2235 Enterprise Street, #110, Escondido, CA 92029.

Name and Address of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned	Percent of Common Stock Beneficially Owned
5% or greater stockholders:
Lynrock Lake LP (11)	2,066,666	9.7%
Steve Cooper (12)	1,923,572	9.0%
Horton Capital Partners Fund, LP (13)	1,174,899	5.5%
Barclays PLC (14)	1,087,112	5.1%
Named Executive Officer and Directors:
Michael Knowles (1)	273,096	1.3%
Ken Potashner (2)	428,601	2.0%
Gioia Messinger (3)	49,690	*
Greg Matz (4)	53,930	*
Mike Dumont (5)	86,849	*
Joseph Manko, Jr.(6)	1,195,899	5.6%
Mitchell Herbets (7)	21,000	*
Jim Ison (8)	256,075	1.2%
Daniel Gabel (9)	-	*
All executive officers and directors as a group (9 persons) (10)	2,365,140	11.0%

* Less than 1%.

(1)
Consists of i) 123,096 shares of common stock held by Mr. Knowles, and ii) 150,000 shares of common stock that Mr. Knowles has the right to acquire from us pursuant to the exercise of stock options. Mr. Knowles is our president and chief executive officer.
(2)
Consists of (i) 398,601 shares of common stock held by Mr. Potashner, and (ii) 30,000 shares of common stock that Mr. Potashner has the right to acquire from us pursuant to the exercise of stock options. Mr. Potashner is the chairman of the board of directors.
(3)
Consists of 49,690 shares of common stock held by Ms. Messinger. Ms. Messinger is a member of the board of directors.
(4)
Consists of 53,930 shares of common stock held by Mr. Matz. Mr. Matz is a member of the board of directors.
(5)
Consists of 86,849 shares of common stock held by Mr. Dumont. Mr. Dumont is a member of the board of directors.
(6)
Consists of i) 1,174,899 shares of common stock held by Horton Capital Partners, LLC. of which Mr. Manko has sole voting right and investment control, and ii) 21,000 shares of common stock held by Mr. Manko. Mr. Manko is a member of the board of directors.
(7)
Consists of 21,000 shares of common stock held by Mr. Herbets. Mr. Herbets is a member of the board of directors.
(8)
Consists of (i) 219,306 shares of common stock held by Mr. Ison, and (ii) 36,769 shares of common stock that Mr. Ison has the right to acquire from us pursuant to the exercise of stock options. Mr. Ison is the chief product officer of the Company.
(9)
Consists of no shares of common stock held by Mr. Gabel. Mr. Gabel is the chief financial officer of the Company.
(10)
Includes (i) 2,148,371 shares beneficially owned by our current named executive officers and directors, and (ii) 216,769 shares subject to options, warrants or convertible securities, that are either exercisable or such person has a right to receive as set forth in the foregoing footnotes.
(11)
Based on information provided by Lynrock Lake LP on Schedule 13G/A, filed with the SEC on February 14, 2025.
(12)
Consists of 1,923,572 shares of common stock held by The Cooper Revocable Trust dated April 25, 2001. Mr. Cooper shares joint voting and investment control of The Cooper Revocable Trust dated April 25, 2001, with his wife Lori Cooper. The share information is based on information provided by Mr. Cooper in that Form 4 filed with the SEC. Mr. Cooper served as our chief executive officer and president until February 15, 2020.
(13)
Based on information provided by Horton Capital Partners Fund, LP (“HCPF”) and certain affiliates on Schedule 13G, filed with the SEC. Mr. Manko, one of our directors, serves as the managing member of Horton Capital Management, LLC ("HCM"), which serves as the investment manager of HCPF, and as the managing member of Horton Capital Partners, LLC, which serves as the general partner of HCPF.
(14)
Based on information provided by Barclays PLC on Schedule 13G/A, filed with the SEC on February 14, 2025.

Equity Compensation Plan Information:

The following table provides information as of December 31, 2024, regarding our equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Issued Outside of the Plans	685,715	$1.72	-
2017 Stock Option Plan	1,386,203	$0.95	1,518,288
2015 Stock Option Plan	197,059	$1.75	-

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

We are not aware of any transactions or series of similar transactions, since January 1, 2023, to which we were a party or will be a party, in which:

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The audit and risk committee of our board of directors has selected Haskell & White LLP (“H&W”) as our independent registered public accounting firm for the fiscal year ended December 31, 2024. H&W audited our consolidated financial statements for the years ended December 31, 2024 and 2023.

Principal Accountant Fees and Services

The aggregate fees for professional services rendered to us by H&W, our independent registered public accounting firm which performed our audits for the years ended December 31, 2024 and 2023, and for other services were as follows:

	For the Year Ended December 31,
	2024	2023
Audit fees (1)	$272,500	$248,250
Audit-Related fees (2)	5,000	7,500
Tax fees	-	-
Other fees	-	-
Total fees	$277,500	$255,750

(1)
Includes fees for (i) audits of our consolidated financial statements for the fiscal years ended December 31, 2024 and 2023, and (ii) reviews of our interim period financial statements for fiscal year 2024 and 2023
(2)
Review of Form S-3 and Form S-8, including preparation of consents.

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

In situations where it is impractical to wait until the next regularly scheduled quarterly meeting, the chairman of the committee has been delegated authority to approve audit and non-audit services to be provided by our independent registered public accounting firm. Fees payable to our independent registered public accounting firm for any specific, individual service approved by the chair pursuant to the above-described delegation of authority may not exceed $25,000, and the chair is required to report any such approvals to the full committee at its next scheduled meeting. In addition, our audit and risk committee have pre-approved a list of acceptable services and fees payable to H&W in an aggregate amount of up to $18,500 per quarter for such services, including without limitation audit and allowable non-audit and tax consulting. This pre-approval is for small projects needing quick reaction and judged by our audit and risk committee not to raise any independence issues with H&W. Such projects and fees are required to be presented in detail at the next audit and risk committee meeting. Fees that were incurred in 2024 and 2023 were pre-approved by our audit and risk committee.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

One Stop Systems, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of One Stop Systems, Inc. (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively, the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2024 and 2023, and the consolidated results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Inventory Reserve – Refer to Note 5 to the Consolidated Financial Statements

Critical Audit Matter Description

The inventory reserve for obsolete and slow-moving inventory is based on the Company's estimates of future salability in addition to retrospective review of annual usage. In specific instances, management will apply partial reserve percentages. As such, management’s estimate of the inventory reserve is subject to significant judgment, especially with respect to the use of future demand forecasts.

Our assessment of management’s evaluation of the above referenced matter related to inventory reserve is significant to our audit because the amounts are material to the financial statements, the assessment process involves significant judgment, and the application of U.S. generally accepted accounting principles in this area is complex.

How the Critical Audit Matter Was Addressed in the Audit

Our primary audit procedures related to the Company’s inventory reserve included the following:

•
We obtained an understanding and evaluated the appropriateness of the Company's methodology for estimating the inventory reserve, including their use of historical inventory turnover data and their assumptions used to determine slow-moving and obsolete inventory.
•
We tested the underlying data used by the Company to determine their estimates, including testing of the historical sales data to ensure completeness and accuracy of the reserve.
•
We tested the mathematical accuracy of management’s calculations of the inventory reserve.
•
We performed a lower of cost or net realizable value analysis to ensure inventory valuation is in accordance with U.S. generally accepted accounting principles.

HASKELL & WHITE LLP

We have served as the Company’s auditor since 2017.

Irvine, California

March 19, 2025

ONE STOP SYSTEMS, INC. (OSS)

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2024	2023
ASSETS
Current assets
Cash and cash equivalents	$6,794,093	$4,048,948
Short-term investments (Note 3)	3,217,065	7,771,820
Accounts receivable, net (Note 4)	8,177,371	8,318,247
Inventories, net (Note 5)	13,176,156	21,694,748
Prepaid expenses and other current assets	836,364	611,066
Total current assets	32,201,048	42,444,829
Property and equipment, net (Note 6)	1,669,026	2,370,224
Operating lease right-of use assets	1,536,094	1,922,784
Deposits and other	38,093	38,093
Goodwill	1,489,722	1,489,722
Total Assets	$36,933,982	$48,265,652

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$2,068,017	$1,201,781
Accrued expenses and other liabilities (Note 8)	4,806,675	3,202,519
Current portion of operating lease obligation (Note 13)	285,937	390,926
Current portion of notes payable (Note 9)	1,035,050	2,077,895
Total current liabilities	8,195,679	6,873,121
Deferred tax liability, net	52,574	44,673
Operating lease obligation, net of current portion (Note 13)	1,513,684	1,765,536
Total liabilities	9,761,937	8,683,330
Commitments and contingencies (Note 12)
Stockholders’ equity
Common stock, $0.0001 par value; 50,000,000 shares authorized; 21,148,810 and 20,661,341 shares issued and outstanding at December 31, 2024 and 2023, respectively	2,115	2,066
Additional paid-in capital	49,082,737	47,323,673
Accumulated other comprehensive income	140,254	675,310
Accumulated deficit	(22,053,061)	(8,418,727)
Total stockholders’ equity	27,172,045	39,582,322
Total Liabilities and Stockholders' Equity	$36,933,982	$48,265,652

See accompanying notes to consolidated financial statements.

ONE STOP SYSTEMS, INC. (OSS)

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2024	2023
Revenue:
Product	$51,003,350	$59,200,580
Customer funded development	3,691,009	1,696,217
	54,694,358	60,896,797
Cost of revenue:
Product	42,953,344	41,907,604
Customer funded development	4,022,707	1,034,571
	46,976,051	42,942,175
Gross profit	7,718,307	17,954,622
Operating expenses:
General and administrative	8,971,909	9,264,447
Impairment of goodwill	-	5,630,788
Marketing and selling	8,005,982	6,651,516
Research and development	4,097,229	4,331,024
Total operating expenses	21,075,120	25,877,775
Loss from operations	(13,356,813)	(7,923,153)
Other income (expense), net:
Interest income	477,745	544,958
Interest expense	(74,116)	(117,774)
Employee retention credit (ERC) (Note 2)	-	1,716,727
Other income (expense), net	45,353	(9,806)
Total other income, net	448,982	2,134,105
Loss before income taxes	(12,907,831)	(5,789,048)
Provision for income taxes	726,502	927,128
Net loss	$(13,634,333)	$(6,716,176)

Net loss per share:
Basic	$(0.65)	$(0.32)
Diluted	$(0.65)	$(0.32)

Weighted average common shares outstanding:
Basic	20,953,397	20,854,777
Diluted	20,953,397	20,854,777

See accompanying notes to consolidated financial statements.

ONE STOP SYSTEMS, INC. (OSS)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	For the Year Ended December 31,
	2024	2023
Net loss	$(13,634,333)	$(6,716,176)
Other comprehensive (loss) income:
Net unrealized loss on short-term investments	(1,220)	(9,162)
Currency translation adjustment	(533,834)	173,987
Total other comprehensive (loss) income	(535,055)	164,825
Comprehensive loss	$(14,169,388)	$(6,551,351)

See accompanying notes to consolidated financial statements.

ONE STOP SYSTEMS, INC. (OSS)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Year Ended December 31, 2024

	Common Stock			Accumulated Other	Accumulated	Total
	Shares	Amount	Additional Paid-in-Capital	Comprehensive income	(Deficit) Earnings	Stockholders' Equity
Balance, January 1, 2024	20,661,341	$2,066	$47,323,673	$675,310	$(8,418,727)	$39,582,322
Stock-based compensation	-	-	1,988,125	-	-	1,988,125
Exercise of stock options, RSUs and warrants	487,469	49	237,700	-	-	237,747
Taxes paid on net issuance of employee stock options	-	-	(466,762)	-	-	(466,762)
Currency translation adjustment	-	-	-	(533,834)	-	(533,834)
Net unrealized loss on short-term investments	-	-	-	(1,220)	-	(1,220)
Net loss	-	-	-	-	(13,634,333)	(13,634,333)
Balance, December 31, 2024	21,148,810	$2,115	$49,082,737	$140,254	$(22,053,061)	$27,172,045

ONE STOP SYSTEMS, INC. (OSS)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Year Ended December 31, 2023

	Common Stock			Accumulated Other	Accumulated	Total
	Shares	Amount	Additional Paid-in-Capital	Comprehensive income	(Deficit) Earnings	Stockholders' Equity
Balance, January 1, 2023	20,084,528	$2,008	$45,513,807	$510,485	$(1,702,551)	$44,323,749
Stock-based compensation	-	-	2,345,358	-	-	2,345,358
Exercise of stock options, RSUs and warrants	576,813	58	62,364	-	-	62,422
Taxes paid on net issuance of employee stock options	-	-	(597,856)	-	-	(597,856)
Currency translation adjustment	-	-	-	173,987	-	173,987
Net unrealized gain on short-term investments	-	-	-	(9,162)	-	(9,162)
Net loss	-	-	-	-	(6,716,176)	(6,716,176)
Balance, December 31, 2023	20,661,341	$2,066	$47,323,673	$675,310	$(8,418,727)	$39,582,322

See accompanying notes to consolidated financial statements.

ONE STOP SYSTEMS, INC. (OSS)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(13,634,333)	$(6,716,176)
Adjustments to reconcile net loss to net cash used in operating activities:
Deferred income taxes	28,082	(95,496)
Loss on disposal of property and equipment	354	-
Provision for bad debt	85,447	4,160
Impairment of goodwill	-	5,630,788
Warranty reserves	(79,962)	11,846
Amortization of intangibles	-	42,154
Depreciation	1,041,837	1,035,362
Amortization of right-of-use assets	377,206	1,241,445
Inventory reserves	7,348,390	962,458
Stock-based compensation expense	1,988,125	2,345,358
Employee retention credit	-	(1,716,727)
Changes in operating assets and liabilities:
Accounts receivable	(190,339)	3,095,701
Inventories	658,303	(1,636,153)
Prepaid expenses and other current assets	(238,554)	(100,848)
Accounts payable	926,231	(3,408,487)
Accrued expenses and other liabilities	1,928,436	83,789
Operating lease liabilities	(347,321)	(1,218,853)
Net cash used in operating activities	(108,098)	(439,679)

Cash flows from investing activities:
Redemption of short-term investment grade securities	4,553,535	2,342,552
Purchases of property and equipment, including capitalization of labor costs for test equipment and ERP	(362,748)	(821,753)
Net cash provided by investing activities	4,190,787	1,520,799

Cash flows from financing activities:
Proceeds from exercise of stock options and warrants	237,749	62,422
Payment of payroll taxes on net issuance of employee stock options	(466,762)	(597,856)
Repayments on notes payable	(954,939)	(1,352,637)
Employee retention credit benefit	-	1,716,727
Net cash used in financing activities	(1,183,952)	(171,344)

Net change in cash and cash equivalents	2,898,737	909,776
Effect of exchange rates on cash	(153,592)	26,977
Cash and cash equivalents, beginning of period	4,048,948	3,112,196
Cash and cash equivalents, end of period	$6,794,093	$4,048,948

See accompanying notes to consolidated financial statements.

ONE STOP SYSTEMS, INC. (OSS)

CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

	For the Year Ended December 31,
	2024	2023
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$85,031	$113,155
Cash paid during the period for income taxes	$468,208	$558,334

Supplemental disclosure of non-cash flow transactions:
Reclassification of inventories to property and equipment	$12,106	$95,803

See accompanying notes to consolidated financial statements.

ONE STOP SYSTEMS, INC. (OSS)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2024 and 2023

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

The Company's results of operations for the year ended December 31, 2023 were negatively impacted by the loss of business from a legacy media and entertainment. In the second quarter of 2023, the Company completed and fulfilled substantially all of its orders associated with this customer and does not anticipate significant business from this customer in the future. This resulted from an acceleration in such customer’s investment in cloud technology and a drive towards less intelligent compute capability at the edge to reduce the costs of their componentry. This is particularly true of their virtual products, which do not require the same level of ruggedization, as this system is not typically operated in harsh environments and for which software is being developed to provide a real-time cloud solution.

With the Company's shifted focus on the development and sale of edge computing solutions, we have significantly increased our efforts to penetrate the military and defense sectors in particular. With the hiring of Michael Knowles and Robert Kalebaugh, each of whom has extensive experience in contracting in the defense industry, as our new president and chief executive officer and vice president of sales, respectively, we have further increased our emphasis and focus on the pursuit of revenue opportunities with major defense contractors and the military.

The negative impact on the global economy and capital markets resulting from geopolitical instability caused in part by the ongoing military conflict between Russia and Ukraine and Israel and Hamas, inflation and Federal Reserve and European Central Bank interest rate policy, and the weakness in the European and more specifically the German economy have contributed to economic uncertainty, which has negatively affected our operations. Component shortages and increased lead times from Taiwan, coupled with rising political tensions in Taiwan, resulted in supply chain delays and shortages that negatively impacted the Bressner business during the year to include the weakness of the European and German economy. The risk of a recession in the U.S. remains, and volatility and recessionary conditions in Europe, and in Germany in particular, are expected to remain a concern for the near term. Additionally, it is possible that U.S. policy changes and uncertainty about such changes, including changes and uncertainty as a result of the US presidential administration change, could increase market volatility and currency exchange rate fluctuations. As a result of the foregoing, there is continued economic uncertainty and volatility in the capital markets in the near term that could negatively affect our operations.

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

These global issues and concerns regarding general economic decline or recession are impacting our business as well as some of our customers, who are continuing to experience downturns or uncertainty in their own business operations and revenue, and as a result, these customers may need to decrease or delay their technology spending, request pricing concessions or payment extensions, or seek to renegotiate their contracts. During the year ended December 31, 2024, the Company experienced delays in orders due to certain customers’ funding or program delays. If such decreases in orders or postponements continue in the future, or we experience cancellations of orders, our operating results will be further impacted, and our revenues may decline in future periods.

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

As a result of these global issues, it has been difficult to accurately forecast our revenues or financial results, especially given the near and long-term impacts of the economic and geopolitical issues, inflation, and the potential for continued weakness in the German economy. In addition, while the potential impact and duration of these issues on the economy and our business may be difficult to assess or predict, these world events have resulted in, and may continue to result in, significant disruption of global financial markets, and may reduce our ability to access additional capital, which could negatively affect our liquidity in the future. Our results of operations could be materially below our forecasts as well, which could adversely affect our results of operations, disappoint analysts and investors, or cause our stock price to decline.

Management’s plans with respect to the above are to continue their efforts towards responding to the changing economic landscape and to continue to control costs, conserve cash, and strengthen margins through the introduction of new products and solutions focusing on AI compute capabilities for military and industrial applications.

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

Due to geopolitical conflicts, inflationary pressures, other macroeconomic factors, there has been uncertainty and disruption in the global economy, financial markets, and our ongoing operations. We are not aware of any specific event or circumstance that would require an update to our estimates or assumptions or a revision of the carrying value of our assets or liabilities that has not been properly reflected in the consolidated financial statements. These estimates and assumptions may change as new events occur and additional information is obtained. As a result, actual results could differ materially from these estimates and assumptions.

Concentration Risks

At times, deposits held with financial institutions may exceed the amount of insurance provided by the Federal Deposit Insurance Corporation (“FDIC”) and Securities Investor Protection Corporation (“SIPC”), of which both provide basic deposit coverage with limits up to $250,000 per owner. As of December 31, 2024, the Company had $2,815,399 of cash in our accounts that exceeded the insurance limits. The Company has not experienced any such losses in these accounts, and believes that the financial institutions at which such amounts are held are stable; however, no assurances can be provided. In Germany, the deposit insurance is €100,000 per bank, per customer. Bressner has funds on deposit in both Euro and U.S. dollar denominations of €2,215,188 ($2,292,831) with banks in excess of the insurance limits as of December 31, 2024.

In the year ended December 31, 2024, we did not have any customers which comprised greater than 10% of our consolidated revenue. In the year ended December 31, 2023, approximately 13%, representing one customer, of net sales came from customers which comprised greater than 10% of our consolidated revenue.

As of December 31, 2024 and 2023, approximately 35% and 22%, respectively, were attributed to three and one customer, each of whom accounted for more than 10% of our consolidated accounts receivable.

The Company made purchases from two suppliers which each represented greater than 10% of the Company’s vendor purchases in the year ended December 31, 2024. In the year ended December 31, 2023, the company made purchase from one supplier which represented greater than 10% of the Company's vendor purchases. Vendors which represented greater than 10% of the Company's vendor purchases represented a combined 37% of purchases in both the year ended December 31, 2024 and the year ended December 31, 2023.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on deposit and money market accounts. The Company considers all highly liquid temporary cash investments with an initial maturity of three months or less when acquired to be cash equivalents. Management believes that the carrying amounts of cash equivalents approximate their fair value because of the short maturity period.

Short-term Investments

Short-term investments consist predominantly of commercial paper, corporate debt securities, U.S. Treasury securities, and asset-backed securities. The Company classifies short-term investments based on the facts and circumstances surrounding the investments at the time of purchase and evaluates such classification as of each balance sheet date. On December 31, 2024, all short-term investments were classified as available-for-sale.

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

Accounts Receivable

Accounts receivables are presented at net realizable value. This value includes an appropriate allowance for credit losses to reflect any loss anticipated on the trade accounts receivable and unbilled receivables. Unbilled receivables include cost and gross profit earned in excess of billings. The allowance for credit losses is an estimate to cover the losses resulting from the inability of customers to make payments on their outstanding balances and unbilled receivables. In estimating the required allowance, management considers the overall collectability, customer creditworthiness, historical levels of credit losses and future expectations and aging of the accounts receivable, specific customer circumstances, current economic trends, and historical experience with collections. On December 31, 2024 and 2023, the allowance for credit losses is $132,807 and $50,032, respectively.

Measurement of Credit Losses on Financial Instruments

In June 2016, the FASB issued ASU 2016-13, which sets out the principles for the recognition of measurement of credit losses on financial instruments. This standard provides guidance on the impairment of financial instruments that is based on expected losses rather than probable or incurred losses. Under this new guidance, the Company recognizes, as an allowance, our estimate of expected credit losses based upon historical and current information, and reasonable and supportable forecasts of future events and circumstances, as well as estimates of prepayments. Under this model, we are required to estimate the lifetime expected credit loss on such instruments and record an allowance to offset the amortized cost basis of the financial asset, resulting in a net presentation of the amount expected to be collected on the financial asset.

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

The following table represents the changes in the allowance for credit losses associated with our trade receivables for the year ended December 31, 2024 and 2023:

	For the Year Ended December 31,
Allowance for Credit Losses	2024	2023
Balance on January 1,	$50,032	$45,354
Provision charged to expense	85,447	4,160
Receivables written-off	-	(2,943)
Recoveries of receivables previously written-off	-	3,155
Effects of change in exchange rates	(2,672)	306
	$132,807	$50,032

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

Goodwill

Goodwill represents the excess of the purchase price paid over the fair value of the net assets acquired in business combinations. Goodwill is not amortized but is tested for impairment at least annually and when we deem that a triggering event has occurred. The Company reviews goodwill for impairment annually on December 31st. The Company completed its annual assessments for goodwill impairment and determined that goodwill was not impaired as of December 31, 2023 or December 31, 2024, and no adjustments were required.

In June and September of 2023, the Company performed an interim impairment test of goodwill, as a result of the overall financial performance of OSS as compared to plan, the transition of and focus on our product strategy on edge computing and the defense industry, along with the deferment of certain orders. As a result of these interim evaluations, the Company recorded an adjustment of $2,700,000 in June 2023 and an additional impairment loss to goodwill of $2,930,788, which was charged to operating expenses in September 2023. Total goodwill impairment loss for the year ended December 31, 2023, was $5,630,788. No further impairments of goodwill were required in the year ended December 31, 2024.

Intangible Assets and Long-lived Assets

We evaluate our intangible and long-lived assets for impairment when events or circumstances arise that indicate our intangible and long-lived assets may be impaired. Indicators of impairment include, but are not limited to, a significant deterioration in overall economic conditions, a decline in our market capitalization, the loss of significant business, significant decreases in funding for our contracts, or other significant adverse changes in industry or market conditions. The Company has fully amortized recorded intangible assets and as such there is no impairment as of December 31, 2024.

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

The carrying value of financial instruments including cash and cash equivalents, accounts receivable, and accounts payable and accrued expenses, and other liabilities approximate fair value due to the short-term nature of these instruments. The carrying amounts of the Company’s short-term investments, notes payable, and Bressner’s existing lines of credit and notes payable approximate their fair values at the stated interest rates and are reflective of the prevailing market rates.

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

Customer agreements include one vendor managed inventory program, which was discontinued in 2023. The Company recognizes revenue under this arrangement when all of the following criteria are met: (i) the goods have been identified separately as belonging to the customer; (ii) the goods are ready for physical shipment to the customer; (iii) the Company does not have the ability to direct the goods to another customer; and (iv) the arrangement was requested by the customer and that the customer has sufficiently explained a substantial business purpose for the arrangement. Management also considers whether the customer's custodial risks are insured and whether modifications to the Company's normal billing and credit terms were required.

The Company recorded revenue from product sales that are held in vendor managed inventory under this agreement of $0 and $4,858,660 for the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024 and 2023, $0 of products sold through those dates were held by the Company in the vendor management program.

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

The Company’s operating segment revenues, disaggregated by primary geographic market, which is determined based on a customer’s geographic location, for the years ended December 31, 2024 and 2023, are as follows:

	For the Year Ended December 31, 2024			For the Year Ended December 31, 2023
Entity:	Domestic	International	Total	Domestic	International	Total
Customized computers and flash arrays	22,806,167	1,752,642	24,558,809	21,221,868	7,588,020	28,809,888
Value-added integrator	81,268	30,054,282	30,135,550	-	32,086,909	32,086,909
	22,887,434	31,806,924	54,694,358	21,221,868	39,674,930	60,896,797

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

The Company is an agent if the Company's performance obligation is to arrange for the delivery of the specified good or service by another party. An entity that is an agent does not control the specified good or service provided by another party before that good or service is transferred to the customer. During the years ended December 31, 2024 and 2023, the Company recorded net agent consideration as revenue of $412,411 and $0, respectively.

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

The Company offers customers extended warranties beyond the standard one-year warranty on the product. The extended warranties are considered service-type warranties and would be considered as a separate performance obligation under ASC 606. The Company is the primary obligor and revenue is recognized on a gross basis ratably over the term of the extended warranty. The customer can purchase extended warranties from one to five years, in the bronze, silver or gold categories. This entails hardware repair or replacement, shipping methods on how the warranties will be returned/delivered, response times and hours of operations to receive support. The value of warranties sold for years ended December 31, 2024 and 2023, were $82,597 and $108,265, respectively.

The revenue that was recognized for the warranties sold for the years ended December 31, 2024 and 2023, were $158,313 and $189,171, respectively. The Company does have recourse with some of its suppliers that offer more than a one-year guarantee on parts, but this is not standard. For the few that offer greater than a year warranty, the Company may be able to recover the cost of the part from the manufacturer for the failed part. The amounts of these costs vary in a wide range, but are not material, due to the infrequency of failure.

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

Derivative Financial Instruments

We may employ derivatives to manage certain currency market risks through the use of foreign exchange forward contracts. We do not use derivatives for trading or speculative purposes. Our derivatives are designated as a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (cash flow hedge). We may hedge a portion of the exchange risk involved in anticipation of highly probable foreign currency-denominated transactions. In anticipation of these transactions, may we enter into foreign exchange contracts to provide currency at a fixed rate. As of December 31, 2024 and 2023, Bressner had no foreign exchange contract outstanding.

Unrealized gains on derivatives designated as cash flow hedges are recorded at fair value as assets, and unrealized losses on derivatives designated as cash flow hedges are recorded at fair value as liabilities. For derivative instruments designated as cash flow hedges, the effective portion is reported as a component of accumulated Other Comprehensive Income (OCI) until reclassified into interest expense in the same period the hedged transaction affects earnings. The gain or loss on the ineffective portion is recognized as “Other (expense) income, net” in the consolidated statements of operations in each period.

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

Advertising Costs

Advertising costs are expensed as incurred and included in marketing and selling expense in the accompanying consolidated statements of operations. Advertising costs for the years ended December 31, 2024 and 2023, were $617,221 and $547,132, respectively.

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

On March 11, 2021, Congress passed, and the President signed into law, the American Rescue Plan Act, 2021 (the “ARP”), which includes certain business tax provisions. At this point, we do not believe that these changes will have a material impact on our income tax provision for 2024. We will continue to evaluate the impact of new legislation on our financial position, results of operations, and cash flows.

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

Due to economic uncertainty, inflation, increases in interest rates, capital markets disruption, which has been significantly impacted by geopolitical instability due to the ongoing military conflict between Russia and Ukraine, and supply chain issues, our business, financial condition and results of operations could be materially adversely affected by any negative impact from these events. We are not aware of any specific event or circumstance that would require an update to our estimates or assumptions or a revision of the carrying value of our assets or liabilities as of December 31, 2024. These estimates and assumptions may change as new events occur and additional information is obtained. As a result, actual results could differ materially from these estimates and assumptions.

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

Recently Issued Accounting Pronouncements

On December 14, 2023, the FASB issued ASU 2023-09, Improvement to Income Tax Disclosure (Topic 740) which establishes new income tax disclosure requirements in addition to modifying and eliminating certain existing requirements. Under the new guidance, entities must consistently categorize and provide greater disaggregation of information in the rate reconciliation. The Company must also further disaggregate income taxes paid. The objective of these disclosure requirements is for an entity, particularly an entity operating in multiple jurisdictions, to disclose sufficient information to enable users of financial statements to understand the nature and magnitude of factors contributing to the difference between the effective tax rate and the statutory tax rate. The standard is intended to benefit investors by providing more detailed income tax disclosures that would be useful in making capital allocation decisions. This guidance applies to annual period beginning after December 15, 2024.

On November 27, 2023, the FASB issued ASU 2023-07 "Segment Reporting (Topic 280): Improvements to reportable segment disclosures." This amendment enhanced disclosures about significant segment expenses.” In addition, the amendments enhance interim disclosure requirements, clarify circumstances in which an entity can disclose multiple segment measures of profit or loss, provide new segment disclosure requirements for entities with a single reportable segment, and contain other disclosure requirements. Additionally, the amendments require the disclosure of the title and position of the chief operating decision maker (CODM) and an explanation of the segment profit or loss measures used to evaluate segment performance. We updated our segment disclosures to comply with the requirements. See "Note 17: Segment and Geographic Information." The adoption of the standard did not have an impact on our financial position, results of operations, or liquidity.

NOTE 3 - SHORT-TERM INVESTMENTS

The Company’s short-term investments by significant investment category as of December 31, 2024, were as follows:

Description	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses (Gains)	Accrued Interest	Estimated Fair Value
Level 1: (1)
Cash alternatives	$814,717	$-	$-	$-	$814,717
Certificates of deposit	2,349,000	-	(4,572)	48,776	2,402,348
	$3,163,717	$-	$(4,572)	$48,776	$3,217,065

The Company’s short-term investments by significant investment category as of December 31, 2023, were as follows:

Description	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Accrued Interest	Estimated Fair Value
Level 1: (1)
Cash alternatives	$76,709	$-	$-	$-	$76,709
Certificates of deposit	7,585,000	5,793	-	104,318	7,695,111
	$7,661,709	$5,793	$-	$104,318	$7,771,820

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

NOTE 4 – ACCOUNTS RECEIVABLE

Accounts receivable, net consisted of the following:

	December 31,	December 31,
	2024	2023
Accounts receivable	$8,310,178	$8,368,279
Less: allowance for credit losses	(132,807)	(50,032)
	$8,177,371	$8,318,247

The provision for credit losses related to accounts receivable was $85,447 and $4,160 for the years ended December 31, 2024 and 2023, respectively.

NOTE 5 – INVENTORIES

Inventories, net consisted of the following on December 31:

	December 31,	December 31,
	2024	2023
Raw materials	$11,038,609	$12,975,235
Sub-assemblies	887,440	454,181
Work-in-process	543,207	344,685
Finished goods	8,406,258	9,824,987
	20,875,513	23,599,088
Less: allowances for obsolete and slow-moving inventories	(7,699,357)	(1,904,340)
	$13,176,156	$21,694,748

In addition to the above allowance, the Company has accrued $1,102,995 to provision for certain inventory receipts on non-cancellable purchase order commitments which are expected to be received in 2025.

NOTE 6 – PROPERTY AND EQUIPMENT

Property and equipment, net consisted of the following on December 31:

	December 31,	December 31,
	2024	2023
Computers and computer equipment	$1,226,941	$1,146,490
Furniture and office equipment	527,663	503,180
Manufacturing equipment and engineering tools	2,745,557	2,738,520
ERP Financial System	3,214,109	3,081,805
Leasehold improvements	1,045,483	1,045,483
Vehicles	45,026	37,746
	8,804,779	8,553,224
Less: accumulated depreciation and amortization	(7,135,754)	(6,183,000)
	$1,669,026	$2,370,224

During the years ended December 31, 2024 and 2023, the Company incurred $1,041,837 and $1,035,362 of depreciation expense related to property and equipment, respectively.

NOTE 7 – LONG LIVED INTANGIBLE ASSETS

There was no balance outstanding for long-lived intangible assets as of December 31, 2024 and 2023. Amortization expense recognized during the years ended December 31, 2024 and 2023, was $0 and $42,154 , respectively.

NOTE 8 – ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consist of the following on December 31:

	December 31,	December 31,
	2024	2023
Accrued compensation and related liabilities	$1,008,278	$1,023,902
Deferred revenue	$218,499	299,514
Customer deposits	$26,607	27,447
Warranty reserve	$501,726	607,809
Trade and other taxes	$495,105	392,336
Other accrued expenses	$2,556,461	851,511
	$4,806,675	$3,202,519

The table below presents the deferred revenue, warranties and deposit balances along with the significant activity affecting balances during the years ended December 31, 2024 and 2023:

	December 31,	December 31,
Deferred revenue	2024	2023
Beginning balance	$299,514	$378,952
Deferral of revenue during the period	162,798	311,086
Recognition of unearned revenue from beginning of period	(222,638)	(329,550)
Recognition of unearned revenue from additions	(21,175)	(60,974)
Ending balance	$218,499	$299,514

	December 31,	December 31,
Customer deposits	2024	2023
Beginning balance	$27,447	$461,696
Additions during the period	13,852,530	5,585,056
Deposits recognized from beginning of period	(15,491)	(46,120)
Deposits recognized from additions	(13,837,879)	(5,973,185)
Ending balance	$26,607	$27,447

As of December 31, 2024, the Company had approximately $167,220 of remaining performance obligations under fully funded contracts for customer funded development. The Company currently expects to recognize the remaining performance obligations as revenue in fiscal 2025. Customer funded development is revenue from customers for which the Company's performance obligations are satisfied over time and for which the customer receives benefits as the Company performs. Products revenue performance obligations are typically satisfied at a point in time, predominately upon shipment.

NOTE 9 – DEBT

Bank Lines of Credit

In April 2022, the Company obtained a domestic revolving line of credit of $2,000,000 at Torrey Pines Bank. To access this line of credit, the Company must maintain a minimum cash balance of $2,500,000 with the bank and maintain a maximum debt to tangible net worth of ratio of 1.00. The line of credit is also collateralized by the assets of the Company. No balance was outstanding on December 31, 2024 or December 31, 2023.

Bressner has three revolving lines of credit with German institutions, including Uni Credit Bank AG, Commerzbank AG, and VR Bank, with total availability of up to €2,700,000 (US $2,794,635) as of December 31, 2024. Borrowings under the lines of credit bear interest at a variable rate of Euribor plus a stated rate. The rates as of December 31, 2024, for the lines of credit ranged from 6.27% to 7.47%, with the balances remaining open indefinitely or until occurrence of a defined change of control event. There were no outstanding lines of credit balances as of December 31, 2024 or December 31, 2023.

Foreign Debt Obligations

Bressner had two term loans outstanding as of December 31, 2024, with an aggregate balance outstanding of €1,000,000 (US$1,035,050) as follows:

•
On June 18, 2021, Bressner converted €500,000 of its line of credit from UniCredit Bank into a note payable. The note was originally due December 17, 2021, and subsequently extended through June 17, 2022. On June 17, 2022, this note was further extended through December 19, 2022, with accrued interest having been paid current as of the revised maturity date. On December 19, 2022, this note was extended through June 19, 2023. However, on June 19, 2023, this note was further extended through December 19, 2023, and the interest rate was increased to 5.80%, with accrued interest having been paid current as of June 19, 2023. On December 29, 2023, this note was further extended through June 19, 2024, with accrued interest having been paid current as of December 19, 2023. On June 19, 2024, this note was further extended through December 19, 2024, with accrued interest having been paid current as of June 19, 2024, and the interest rate was reduced to 5.55%. The note was extended again to June 20, 2025 at an interest rate of 4.40%, with accrued interest having been paid current as of December 19, 2024. The balance outstanding on the note as of December 31, 2024 and 2023, was €500,000 (US$517,525), and €500,000 (US$551,949), respectively.

•
On April 9, 2021, Bressner converted €500,000 of its line of credit from Commerzbank AG into a note payable. The note was due on September 30, 2021, with a payment of principal and interest due upon maturity. This loan was paid in full on September 30, 2021, with proceeds from a new note with similar terms. This new note had an original maturity date of June 30, 2022; however, this note was further extended through March 31, 2023, with accrued interest having been paid current as of the revised maturity date. On March 30, 2023, this note was further extended through September 29, 2023, and the interest rate was increased to 4.60%, with accrued interest having been paid current as of March 30, 2023. On September 29, 2023, this note was further extended through March 28, 2024, and the interest rate was increased to 5.75%, with accrued interest having been paid current as of September 29, 2023. On March 28, 2024, this note was further extended through September 30, 2024, and the interest rate was reduced to 5.50%, with accrued interest having been paid current as of March 28, 2024. On September 30, 2024, the note was extended to March 31, 2025 at a rate of 4.75%, with the accrued interest having been paid through September 30, 2024. The balance outstanding on the note as of December 31, 2024 and 2023, was €500,000 (US$517,525), and €500,000 (US$551,949), respectively.

•
On June 30, 2022, Bressner borrowed €1,500,000 (US$1,468,173) from Commerzbank AG, which bore interest at 2.55%, was due in June 2024, and was repayable in twenty-four monthly installments, with payments beginning July 31, 2022. This loan was collateralized by accounts receivable attributable to a specific customer. This loan was paid in full in July 2024 and was not extended or renewed. The balance outstanding as of December 31, 2024, and December 31, 2023, was €0 (US$0) and €382,327 (US$422,050), respectively.

Additionally, on February 16, 2022, Bressner converted €500,000 of its line of credit from UniCredit Bank into a note payable. On August 16, 2022, this note was extended through February 16, 2023, with accrued interest having been paid current as of the original maturity date. On February 16, 2023, this note was further extended through August 16, 2023, and on August 16, 2023, this note was further extended through February 16, 2024, and the interest rate was increased to 5.63%, with accrued interest having been paid current as of August 16, 2023. The note was repaid in full during the quarter ended March 31, 2024, and the outstanding balance as of December 31, 2024 and 2023, was €0 (US$0) and €500,000 (US$551,948), respectively.

A summary of outstanding debt obligations as of December 31, 2024, are as follows:

Loan Description	Current Interest Rate	Maturity Date	Balance (Euro)	Balance ($)	Current Portion	Long-term Portion
Foreign:
Commerzbank AG	4.75%	March-25	500,000	517,525	517,525	-
Uni Credit Bank AG	4.40%	June-25	500,000	517,525	517,525	-
			€1,000,000	$1,035,050	$1,035,050	$-

NOTE 10 – STOCKHOLDERS’ EQUITY

The Company’s amended and restated certificate of incorporation, filed with the Delaware Secretary of State on December 14, 2017, authorizes the Company to issue 10,000,000 shares of preferred stock and 50,000,000 shares of common stock.

Common Stock

The voting, dividend, and liquidation rights of the holders of the common stock are subject to rights of preferred stockholders, if any, as designated by the board of directors. Common stockholders have voting rights at all meetings of stockholders and are entitled to one vote for each share held subject to certain limitations otherwise required by law. Dividends may be declared and paid on the common stock as and when determined by the board of directors subject to any preferential dividend or other rights of preferred stockholders. The Company does not anticipate declaring any dividends in the foreseeable future. Upon the dissolution or liquidation of the Company, common stockholders are entitled to receive all assets of the Company, subject to any preferential or other rights of preferred stockholders.

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

S-8 Registration Statement

On August 18, 2023, the Company filed a Registration Statement on Form S-8 for the purpose of registering an aggregate of 835,715 shares of its common stock, consisting of (i) 400,000 shares of common stock issuable upon the exercise of non-qualified stock options granted to Michael Knowles, the Company’s President and Chief Executive Officer, on June 5, 2023; (ii) 400,000 shares issuable upon vesting and settlement of RSUs granted to Mr. Knowles on June 5, 2023; and (iii) 35,715 shares issuable upon vesting and settlement of RSUs granted to Robert Kalebaugh, the Company’s recently-appointed Vice President of Sales, on July 17, 2023.

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

On May 15, 2024, the Company’s stockholders approved the Company’s proposal to increase the number of shares authorized for issuance under the 2017 Plan from 3,000,000 shares to 5,000,000 shares of common stock of the Company pursuant to the terms and conditions of the 2017 Plan. As of December 31, 2024, the Company had 1,518,288 shares of common stock remaining for issuance under the 2017 Plan.

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

A summary of stock option activity under the plans during the years ended December 31, 2024 and 2023, are as follows:

	Stock Options Outstanding
	Number of Underlying Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding on January 1, 2023	970,680	$2.07	5.61	$988,197
Granted	400,000	$2.95	-	$-
Forfeited / Canceled	(8,250)	$2.49	-	$-
Exercised	(38,670)	$0.63	-	$-
Outstanding on December 31, 2023	1,323,760	$2.37	4.06	$169,802
Granted	-	$-	-	$-
Forfeited / Canceled	(99,784)	$1.56	-	$181,779
Exercised	(83,426)	$1.76	-	$132,627
Outstanding on December 31, 2024	1,140,550	$2.49	3.85	$1,019,680
Exercisable on December 31, 2024	890,550	$2.36	2.56	$919,680
Vested and expected to vest on December 31, 2024	890,550	$2.36	2.56	$919,680

The following table summarizes information about common stock options outstanding as of December 31, 2024:

		Stock Options Outstanding			Stock Options Exercisable
Plan	Exercise Price Range	Number of Shares Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number of Shares Exercisable	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
2015	$1.08-$1.95	197,059	2.04	$1.75	197,059	2.04	$1.75
2017	$2.14-$4.09	543,491	1.13	$2.42	543,491	1.13	$2.42
Incentive options issued outside of Plans	2.95	400,000	8.43	$2.95	150,000	8.43	$2.95
		1,140,550			890,550

The following table presents details of the assumptions used to calculate the weighted-average grant date fair value of common stock options granted by the Company. There were no options granted during the year ended December 31, 2024.

	For the Year Ended December 31,
	2024	2023
Expected term (in years)	-	6.16
Expected volatility	0.00%	72.73%
Risk-free interest rate	0.00%	3.79%
Weighted average grant date fair value per share	$-	$2.95
Grant date fair value of options vested	$1,107,251	$927,447
Intrinsic value of options exercised	$132,627	$48,361

As of December 31, 2024, the amount of unearned stock-based compensation estimated to be expensed through 2027 related to unvested common stock options is $483,062, net of estimated forfeitures. The weighted-average period over which the unearned stock-based compensation is expected to be recognized is 1.34 years.

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

Exercise of Stock Options

During the year ended December 31, 2024, the Company issued 83,426 shares of common stock upon exercise of outstanding stock options for proceeds of 146,850 in cash.

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

The Company’s restricted stock unit activity for the years ended December 31, 2024 and 2023, was as follows:

	Restricted Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value
Unvested on January 1, 2023	907,507	$4.05
Granted	925,243	$2.80
Vested	(647,943)	$3.94
Canceled	(91,318)	$4.30
Unvested on December 31, 2023	1,093,489	$3.04
Granted	654,700	$1.81
Vested	(495,510)	$3.16
Canceled	(124,252)	$1.99
Unvested on December 31, 2024	1,128,427	$3.04

As of December 31, 2024, there was $1,976,882 of unrecognized compensation cost related to unvested restricted stock units which is expected to be recognized over a weighted average period of 1.10 years.

Stock-based compensation expense for the years ended December 31, 2024 and 2023, was comprised of the following:

	For the Year Ended December 31,
Stock-based compensation classified as:	2024	2023
General and administrative	$1,296,977	$1,452,774
Production	141,040	305,763
Marketing and selling	334,795	322,854
Research and development	215,314	263,967
	$1,988,125	$2,345,358

Warrants

The following table summarizes the Company’s warrant activity during the years ended December 31, 2024 and 2023:

	Number of Warrants	Weighted Average Exercise Price
Warrants outstanding on December 31, 2022	451,112	$5.37
Warrants granted	-	$-
Warrants expired	(380,000)	$6.00
Warrants exercised	(28,090)	$1.78
Warrants outstanding on December 31, 2023	43,022	$2.15
Warrants expired	(9,302)	$2.15
Warrants exercised	(33,720)	$2.15
Warrants outstanding on December 31, 2024	-	$-

NOTE 11 – EMPLOYEE BENEFIT PLAN

The Company has a 401(k) retirement plan. Under the terms of the plan, eligible employees may defer up to 20% of their pre-tax earnings, subject to the Internal Revenue Service annual contribution limit. Additionally, the plan allows for discretionary matching contributions by the Company. Typically, the matching contributions are 100% of the employee's contribution up to a maximum of 5% of the employee’s annual compensation. During the years ended December 31, 2024 and 2023, the Company contributed $371,052 and $177,399, respectively to the 401(k) Plan. As of August 2023, the Company temporary suspended contributions to the plan through the end of the year and reinstated contributions beginning in January 2024.

Bressner has an occupational retirement provision for their employees in Germany, which supplements the statutory pension insurance. Currently, this program allows employees to contribute at a maximum 564 Euros per month with the employer match of up to 50% to the employees’ insurance retirement fund. During the years ended December 31, 2024 and 2023, the Company contributed $108,094 and $102,654, respectively.

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

Total non-cancellable open purchase orders as of December 31, 2024, were approximately $2,822,062 and are expected to be delivered in 2025.

N0TE 13 - LEASES

Leases

The Company leases its offices, manufacturing, and warehouse facility in San Diego County under a non-cancellable operating lease. Our corporate headquarters are in a leased space comprising of approximately 29,342 square feet in Escondido, California under leases that were modified and extended in September 2023 and expires in August 2030. The Company also leases a 3,208 square foot facility in Salt Lake City, Utah expiring in June 2025, that houses our Ion software development team. Additionally, we lease a 1,632 square foot facility located in Anaheim, California, with the lease expiring in June 2025. Both the Utah and Anaheim leases expired in June 2023 and were renewed for two-year periods on similar terms. The Bressner leases space comprising of 11,836 square feet on a month-to-month basis. For the years ended December 31, 2024 and 2023, rent expense was $788,629 and $676,204, respectively.

In addition to leases for physical facilities the Company also leases certain office equipment and vehicles. For the years ended December 31, 2024 and 2023, lease expenses, excluding office leases, was $90,144 and $99,224, respectively.

Other information related to leases as of the year ended December 31, 2024 and 2023 are as follows:

	For the Year Ended December 31,
	2024	2023
Operating lease expense	$788,629	$676,204
Total lease expense	$788,629	$676,204

Cash paid for amounts included in the measurement of operating lease liabilities:
Operating cash flows from operating leases	$608,803	$551,344

Right-of-use assets obtained in exchange for new operating lease liabilities	$-	$1,590,568
Operating lease obligation for new operating leases	$-	$1,446,865

Weighted-average remaining lease term - operating leases	65.9 months	73 months
Weighted-average discount rate - operating leases	13.6%	13.6%

The following table presents maturity of the Company's operating lease liabilities as of December 31, 2024:

Year	Operating Leases
2025	480,727
2026	419,889
2027	414,882
2028	419,922
2029	436,719
Thereafter	298,808
Total lease payments	2,470,947
Less: Amount representing interest	(671,326)
Present value of lease payment	1,799,621
Less: current portion of operating lease obligation	(285,937)
Operating lease obligation, net of current portion	$1,513,684

NOTE 14 – RELATED PARTY TRANSACTIONS

The Company has appointed certain stockholders to the Board of Directors. Director fees paid by the Company, including stock-based compensation, for the years ended December 31, 2024 and 2023, totaled $572,033 and $444,403, respectively, and are included in general and administrative expenses in the accompanying consolidated statements of operations.

NOTE 15 – INCOME TAXES

For the years ended December 31, 2024 and 2023, pre-tax (loss) income was attributed to the following jurisdictions:

	For the Year Ended December 31,
	2024	2023
Domestic operations	$(15,165,728)	$(9,194,652)
Foreign operations	2,257,896	3,405,604
(Loss) income before taxes	$(12,907,831)	$(5,789,048)

The components of the tax provision for income taxes are as follows:

	For the Year Ended December 31,
	2024	2023
Current:
Federal	$-	$24,641
State	2,560	23,153
International	695,860	974,830
	698,420	1,022,624
Deferred:
Federal	-	(95,496)
State	-	-
International	28,082	-
	28,082	(95,496)
Total provision for income taxes	$726,502	$927,128

Taxes on income vary from the statutory federal income tax rate applied to earnings before tax on income as follows:

	For the Year Ended December 31,
	2024	2023
Provision at federal statutory rates (21% applied to earnings before income taxes)	$(2,710,645)	$(1,215,486)
State income taxes, net of federal benefit	(857,297)	(252,544)
Other permanent items	87,165	(60,372)
Stock based compensation	(2,757)	85,990
Goodwill impairment	-	704,987
Research and development credits	(205,533)	800,550
Change in reserve for uncertain tax positions	66,950	(338,894)
Change in valuation allowance	4,182,133	984,921
Other	166,486	217,976
	$726,502	$927,128

Deferred income tax assets and liabilities arising from differences accounting for financial statement purposes and tax purposes, less valuation reserves at year end are as follows:

	For the Year Ended December 31,
	2024	2023
Deferred tax assets:
Reserves	$557,566	$59,564
Deferred compensation	128,748	139,805
Stock compensation	347,616	295,392
Deferred revenue	66,170	87,770
Inventories	2,257,220	617,929
Credits and loss carryforward	4,822,030	3,102,512
Capitalized research and experimental expenditures	1,588,187	1,206,082
Lease liabilities	480,317	528,698
Total deferred tax assets before valuation allowance	10,247,854	6,037,752
Deferred tax liabilities:
Property and equipment	(217,404)	(373,645)
Other	(555,424)	(305,036)
ROU assets	(405,910)	(464,187)
Total deferred tax liabilities	(1,178,738)	(1,142,868)
Net deferred tax assets before valuation allowance	9,069,116	4,894,884
Valuation allowance	(9,121,690)	(4,939,557)
Net deferred tax liabilities	$(52,574)	$(44,673)

The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those differences become deductible. Management considers the scheduled reversals of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. As of the year ended December 31, 2024, Management believes that it is not more likely than not that the Company will realize the benefits of the net deferred tax assets and has recorded a valuation allowance against its US deferred tax assets.

The Company files income tax returns in the U.S. federal jurisdiction, Arizona, Arkansas, California, Florida, Idaho, Massachusetts, Texas, Utah, and Germany and has open tax statutes for U.S. federal taxes for the years ended December 31, 2021 through 2024. For California, the open tax statutes are for years December 31, 2020 through 2024, and for Germany, the open years include December 31, 2022 through 2024.

The Company had Federal net operating loss ("NOL") carryforwards as of December 31, 2024, of approximately $9,116,000. The Company may use these NOL carryforwards indefinitely to offset 80% of Federal taxable income in future years. In addition, the Company has state NOL carryforwards of $11,888,000. State NOLs will carryforward through at least 2041 and may be used to offset future state taxable income.

As of December 31, 2024 and 2023, the Company had $1,695,000 and $1,505,000 respectively, of federal tax credit carryforwards which begin to expire in 2026 and state credit carryforwards of $1,045,000 and $1,002,000, respectively, which carryforward indefinitely. The Company completed an analysis of historical R&D credits and recorded an adjustment to reduce the carryforwards during 2024.

As of December 31, 2024, unrecognized tax benefits associated with uncertain tax positions was $888,916, of which $20,200 is included in other accrued expenses and other liabilities, while $830,937 is included as a direct reduction on the net deferred tax assets on the accompanying consolidated balance sheets. If recognized, this would affect the Company’s effective tax rate.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Unrecognized tax benefits balance on December 31, 2022	1,218,396
Gross increases for tax positions of the prior year	55,431
Gross decrease for tax positions of the current year	(505,258)
Gross increases for tax positions of the current year	50,711
Unrecognized tax benefits balance on December 31, 2023	819,280
Gross decrease for tax positions of the current year	-
Gross increases for tax positions of the current year	69,635
Unrecognized tax benefits balance on December 31, 2024	$888,916

NOTE 16 –NET LOSS PER SHARE

Basic and diluted net loss per share was calculated as follows for the years ended December 31, 2024 and 2023:

	For the Year Ended December 31,
	2024	2023
Basic and diluted net (loss) income per share:
Numerator:
Net loss	$(13,634,333)	$(6,716,176)
Denominator:
Weighted average common shares outstanding - basic	20,953,397	20,854,777
Effect of dilutive securities	-	-
Weighted average common shares outstanding - diluted	20,953,397	20,854,777
Net loss per common share:
Basic	$(0.65)	$(0.32)
Diluted	$(0.65)	$(0.32)

NOTE 17 – SEGMENT AND GEOGRAPHIC INFORMATION

The Company operates in two reportable segments: OSS and Bressner. OSS designs, manufactures, and markets specialized enterprise class high-performance compute, high speed switch fabrics, and storage hardware and software to target edge applications. Bressner operates as a system integrator with standard and custom all-in-one hardware systems and components for many kinds of industrial environments. The Company evaluates financial performance on a Company-wide basis.

Segment Information

The accounting policies of the segments are the same as those described in the summary of significant accounting policies of the Company. Intersegment sales are generally recorded at cost plus a specified fee or at a negotiated fixed price. Intersegment sales are eliminated in consolidation and segment results are presented net of eliminations.

The Company's chief operating decision maker is our Chief Executive Officer. The CODM evaluates performance for both reportable segments based on segment gross profit and segment operating profit. The CODM uses these measures to assess actual and forecasted segment performance and to make decisions regarding the allocation of capital and personnel.

Segment detail for the years ended December 31, 2024 and 2023, is as follows:

	For the Twelve Months Ended December 31, 2024			For the Twelve Months Ended December 31, 2023
	OSS	Bressner	Total	OSS	Bressner	Total
Revenues	$24,558,809	$30,135,550	$54,694,358	$28,809,888	$32,086,910	$60,896,797
Cost of revenues	(23,935,886)	(23,040,166)	(46,976,051)	(18,544,902)	(24,397,274)	(42,942,175)
Gross profit	622,923	7,095,384	7,718,307	10,264,986	7,689,636	17,954,622
Gross margin %	2.5%	23.5%	14.1%	35.6%	24.0%	29.5%

Research & development	(3,466,077)	(631,152)	(4,097,229)	(3,813,460)	(517,564)	(4,331,024)
Other segment operating expenses	(12,820,332)	(4,157,559)	(16,977,892)	(17,928,561)	(3,618,190)	(21,546,751)
(Loss) income from operations	$(15,663,486)	$2,306,672	$(13,356,813)	$(11,477,034)	$3,553,882	$(7,923,153)

	For the Twelve Months Ended December 31, 2024			For the Twelve Months Ended December 31, 2023
	OSS	Bressner	Total	OSS	Bressner	Total
Interest income	$477,745	$-	$477,745	$544,958		$544,958
Interest expense	(4,027)	(70,089)	(74,116)	1,612	(119,386)	(117,774)
Depreciation and amortization of intangibles	(927,282)	(114,555)	(1,041,837)	(1,017,038)	(60,478)	(1,077,516)
Other significant non-cash items:	-	-	-	-	-	-
Inventory reserves	(7,088,114)	(260,276)	(7,348,390)	(1,068,280)	105,823	(962,458)
Goodwill impairment	-	-	-	(5,630,788)	-	(5,630,788)
Stock based compensation expense	(1,856,417)	(131,709)	(1,988,125)	(2,207,344)	(138,014)	(2,345,358)
Total assets	20,552,197	16,381,785	36,933,982	32,560,602	15,705,050	48,265,652
Capital expenditures	(228,258)	(134,491)	(362,748)	(636,066)	(185,687)	(821,753)

Revenue from customers with non-U.S. billing addresses represented approximately 58% and 65% of the Company’s revenue for the years ended December 31, 2024 and 2023, respectively.

As of December 31, 2024, substantially all the Company’s long-lived assets were located in the United States of America, with the exception of long-lived assets of $345,898 located in Germany.

NOTE 18 – SUBSEQUENT EVENTS

The Company’s management has evaluated subsequent events after the consolidated balance sheet dated as of December 31, 2024, through the date of filing of this Annual Report. Based upon the evaluation, management has determined that, other than as disclosed in the accompanying notes, no subsequent events have occurred that would require recognition in the accompanying consolidated financial statements or disclosure in the notes thereto.

Exhibit Index

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1	Agreement and Plan of Merger and Reorganization, dated August 22, 2018, with Concept Development Inc.	8-K	001-38371	2.1	September 6, 2018

2.2	Share Purchase Agreement, dated October 31, 2018, with Bressner Technology GmbH.	8-K	001-38371	2.1	November 6, 2018

3.1	Bylaws, as amended (currently in effect).	8-K	001-38371	3.2	February 6, 2018

3.2	Amended and Restated Certificate of Incorporation (currently in effect).	8-K/A	001-38371	3.1	March 21, 2018

3.3	Certificate of Amendment to the Amended and Restated Bylaws of the Company, dated April 7, 2023.	8-K	001-38371	3.1	April 7, 2023

4.1	Description of Capital Stock	10-K	001-38371	4.1	March 24, 2022

10.1+	One Stop Systems, Inc. 2000 Stock Option Plan and related form agreements.	S-1	333-222121	10.2	December 18, 2017

10.2+	One Stop Systems, Inc. 2011 Stock Option Plan and related form agreements.	S-1	333-222121	10.3	December 18, 2017

10.3+	One Stop Systems, Inc. 2015 Stock Option Plan and related form agreements.	S-1	333-222121	10.4	December 18, 2017

10.4+	One Stop Systems, Inc. 2017 Stock Equity Incentive Plan and related form agreements.	S-1	333-222121	10.5	December 18, 2017

10.5+	Form of Indemnification Agreement between One Stop Systems, Inc. and each its directors and executive officers.	S-1/A	333-222121	10.1	January 16, 2018

10.7	Lease Agreement dated October 21, 2004, as amended.	S-1/A	333-222121	10.9	January 16, 2018

10.8+	Amendment No. 1 to the 2017 Stock Equity Incentive Plan.	8-K	001-38371	10.2	June 25, 2020

10.9+	Employment Agreement between One Stop Systems, Inc., and David Raun, dated June 24, 2020.	8-K	001-38371	10.1	June 25, 2020

10.10+	Amendment No. 2 to the 2017 Stock Equity Incentive Plan.	10-Q	001-38371	10.7	August 12, 2021

10.11+	Amended and Restated Employment Agreement between One Stop Systems, Inc. and David Raun, dated April 3, 2023.	8-K	001-38371	10.1	April 7, 2023

81

10.12+	Executive Employment Agreement between One Stop Systems, Inc. and Michael Knowles, executed May 16, 2023.	8-K	001-38371	10.1	May 22, 2023

10.13+	Executive Employment Agreement between One Stop Systems, Inc. and John Morrison, executed June 1, 2023.	8-K	001-38371	10.1	June 7, 2023

10.14+	Executive Employment Agreement between One Stop Systems, Inc. and Jim Ison, executed June 4, 2023.	8-K	001-38371	10.1	June 7, 2023

10.15	Eleventh Amendment to Lease Agreement, dated September 1, 2023.					X

10.16	Executive Employment Agreement between One Stop Systems, Inc. and Daniel Gabel, executed November 4, 2024.	8-K	001-38371	10.1	November 6, 2024

19.1	One Stop Systems, Inc. Insider Trading Policy					X

21.1	Company Organizational Structure	10-K	001-38371	21.1	March 23, 2023

23.1	Haskell & White Consent					X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					*

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					*

97.1+	One Stop Systems, Inc. Compensation Recovery Policy					X

101 INS	Inline XBRL Instance Document with Embedded Linkbase Documents					**

101 SCH	Inline XBRL Taxonomy Extension Schema Document					**

82

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101 attachments)	**

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

ONE STOP SYSTEMS, INC.
Date: March 19, 2025	By:	/s/ Michael Knowles
Michael Knowles
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Michael Knowles	President and Chief Executive Officer (Principal Executive Officer) and Director	March 19, 2025
Michael Knowles
/s/ Daniel Gabel	Chief Financial Officer (Principal Accounting and Financial Officer)	March 19, 2025
Daniel Gabel

/s/ Kenneth Potashner	Chairman	March 19, 2025
Kenneth Potashner

/s/ Mike Dumont	Director	March 19, 2025
Mike Dumont

/s/ Mitchell Herbets	Director	March 19, 2025
Mitchell Herbets

/s/ Joseph Manko, Jr.	Director	March 19, 2025
Joseph Manko, Jr.

/s/ Gioia Messinger	Director	March 19, 2025
Gioia Messinger

/s/ Greg Matz	Director	March 19, 2025
Greg Matz

84