Form 10-Q
period 2025-03-31
ONE STOP SYSTEMS, INC.
filed 2025-05-07
CIK 1394056

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of May 2, 2025, the registrant had 21,589,229 shares of common stock (par value $0.0001) outstanding.

Table of Contents

PART_1_FINANCIAL_INFORMATION

FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q (“Quarterly Report”), contains forward-looking statements that involve substantial risks and uncertainties. The forward-looking statements are contained principally in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” All statements, other than statements of historical facts, contained in this Quarterly Report, including statements regarding our strategy, future operations, future financial position, projected costs, prospects, plans and objectives of management, are forward-looking statements. Words such as, but not limited to, “anticipate,” “aim,” “believe,” “contemplate,” “continue,” “could,” “design,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “seek,” “should,” “suggest,” “strategy,” “target,” “will,” “would,” and similar expressions or phrases, or the negative of those expressions or phrases, are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.

These forward-looking statements include, among other things, statements about:

•
our ability to adjust to economic uncertainty and capital markets disruption, which has been significantly impacted by geopolitical instability, and could harm our financial condition and results of operations;
•
our ability to remediate issues with volatile or recessionary conditions in the United States or abroad which could adversely affect our business and/or our access to capital markets in a material manner;

•
adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults, or non-performance by financial institutions or transactional counterparties, could adversely affect our current and projected business operations and our financial condition and results of operations;
•
our ability to file Annual and Quarterly Reports on a timely basis;
•
our ability to raise additional capital to fund our operations if and as needed;
•
our ability to achieve and sustain profitability;
•
our estimates regarding our future performance including, without limitation, any estimates of potential future revenues;
•
estimates regarding market size;
•
our estimates regarding expenses, revenues, financial performance, and capital requirements, including the length of time our capital resources will sustain our operations;
•
our dependence on third parties for the manufacture of our products;
•
our ability to expand our organization to accommodate potential growth; and
•
our ability to retain and attract key personnel

Although we believe that we have a reasonable basis for each forward-looking statement contained in this Quarterly Report, we caution you that these statements are based on our projections of the future that are subject to known and unknown risks and uncertainties and other factors that may cause our actual results, level of activity, performance or achievements expressed or implied by these forward-looking statements, to differ. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. All forward-looking statements are qualified in their entirety by this cautionary statement. Forward-looking statements should be regarded solely as our current plans, estimates and beliefs. You should read this Quarterly Report and the documents that we have filed as exhibits to this Quarterly Report and incorporated by reference herein completely and with the understanding that our actual results may be materially different from the plans, intentions and expectations disclosed in the forward-looking statements we make. Moreover, we operate in a very competitive and rapidly changing environment and new risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. The forward-looking statements contained in this Quarterly Report are made as of the date of this Quarterly Report, and we do not assume any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by applicable law.

Unless the context requires otherwise, references in this Quarterly Report to “OSS,” “Company,” “we,” “us” and “our” refer to One Stop Systems, Inc. and its subsidiaries.

One Stop Systems, the One Stop Systems logo, and other trademarks or service marks of One Stop Systems appearing in this Quarterly Report are the property of One Stop Systems, Inc. This Quarterly Report also includes trademarks, trade names and service marks that are the property of other organizations. Solely for convenience, trademarks and trade names referred to in this Annual Report appear without the ® and ™ symbols, but those references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights, or that the applicable owner will not assert its rights, to these trademarks and trade names.

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

This Quarterly Report should be read in conjunction with our audited financial statements for the year ended December 31, 2024, included in our Annual Report on Form 10-K, filed with the SEC on March 19, 2025.

The results of operations for the three month period ended March 31, 2025, are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2025.

ONE STOP SYSTEMS, INC. (OSS)

CONSOLIDATED BALANCE SHEETS

	Unaudited	Audited
	March 31,	December 31,
	2025	2024
ASSETS
Current assets
Cash and cash equivalents	$6,498,468	$6,794,093
Short-term investments (Note 3)	2,620,169	3,217,065
Accounts receivable, net (Note 4)	7,245,983	8,177,371
Inventories, net (Note 5)	15,099,479	13,176,156
Prepaid expenses and other current assets	1,178,620	836,364
Total current assets	32,642,719	32,201,048
Property and equipment, net	1,472,160	1,669,026
Operating lease right-of use assets	1,463,099	1,536,094
Deposits and other	38,093	38,093
Goodwill	1,489,722	1,489,722
Total Assets	$37,105,793	$36,933,982

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$4,475,684	$2,068,017
Accrued expenses and other liabilities (Note 6)	3,730,499	4,806,675
Current portion of operating lease obligation (Note 9)	272,865	285,937
Current portion of notes payable (Note 7)	1,079,484	1,035,050
Total current liabilities	9,558,532	8,195,679
Deferred tax liability, net	45,572	52,574
Operating lease obligation, net of current portion (Note 9)	1,451,728	1,513,684
Total liabilities	11,055,832	9,761,937
Commitments and contingencies (Note 9)
Stockholders’ equity
Common stock, $0.0001 par value; 50,000,000 shares authorized; 21,582,196 and 21,148,810 shares issued and outstanding	2,158	2,115
Additional paid-in capital	49,824,911	49,082,737
Accumulated other comprehensive income	293,587	140,254
Accumulated deficit	(24,070,695)	(22,053,061)
Total stockholders’ equity	26,049,961	27,172,045
Total Liabilities and Stockholders' Equity	$37,105,793	$36,933,982

See accompanying notes to unaudited consolidated financial statements.

ONE STOP SYSTEMS, INC. (OSS)

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31,
	2025	2024
Revenue:
Product	$11,848,713	$12,287,046
Customer funded development	410,375	364,740
	12,259,088	12,651,786
Cost of revenue:
Product	7,912,314	8,818,756
Customer funded development	349,782	109,737
	8,262,096	8,928,493
Gross profit	3,996,992	3,723,293
Operating expenses:
General and administrative	2,366,369	2,094,317
Marketing and selling	2,218,190	1,920,113
Research and development	1,357,293	970,877
Total operating expenses	5,941,852	4,985,307
Loss from operations	(1,944,860)	(1,262,014)
Other (expense) income, net:
Interest income	72,511	141,725
Interest expense	(14,186)	(35,342)
Other (expense) income, net	(21,633)	7,278
Total other income, net	36,692	113,661
Loss before income taxes	(1,908,168)	(1,148,353)
Provision for income taxes	109,466	191,269
Net loss	$(2,017,634)	$(1,339,622)

Net loss per share:
Basic	$(0.09)	$(0.06)
Diluted	$(0.09)	$(0.06)

Weighted average common shares outstanding:
Basic	21,384,599	20,709,234
Diluted	21,384,599	20,709,234

See accompanying notes to unaudited consolidated financial statements.

ONE STOP SYSTEMS, INC. (OSS)

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	For the Three Months Ended March 31,
	2025	2024
Net loss	$(2,017,634)	$(1,339,622)
Other comprehensive income (loss):
Net unrealized income (loss) on short-term investments	393	(5,208)
Currency translation adjustment	152,940	(156,287)
Total other comprehensive income (loss)	153,333	(161,495)
Comprehensive loss	$(1,864,301)	$(1,501,117)

See accompanying notes to unaudited consolidated financial statements.

ONE STOP SYSTEMS, INC. (OSS)

UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Three Months Ended March 31, 2025

	Common Stock			Accumulated Other	Accumulated	Total
	Shares	Amount	Additional Paid-in-Capital	Comprehensive income	(Deficit) Earnings	Stockholders' Equity
Balance, January 1, 2025	21,148,810	2,115	49,082,737	140,254	(22,053,062)	27,172,045
Stock-based compensation	-	-	612,561	-	-	612,561
Exercise of stock options, RSUs and warrants	433,386	43	373,267	-	-	373,310
Taxes paid on net issuance of employee stock options	-	-	(243,654)	-	-	(243,654)
Currency translation adjustment	-	-	-	152,940	-	152,940
Net unrealized gain on short-term investments	-	-	-	393	-	393
Net loss	-	-	-	-	(2,017,634)	(2,017,634)
Balance, March 31, 2025	21,582,196	$2,158	$49,824,911	$293,587	$(24,070,695)	$26,049,961

See accompanying notes to unaudited consolidated financial statements.

ONE STOP SYSTEMS, INC. (OSS)

UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Three Months Ended March 31, 2024

	Common Stock			Accumulated Other	Accumulated	Total
	Shares	Amount	Additional Paid-in-Capital	Comprehensive income	(Deficit) Earnings	Stockholders' Equity
Balance, January 1, 2024	20,661,341	2,066	47,323,673	675,310	(8,418,727)	39,582,322
Stock-based compensation	-	-	408,740	-	-	408,740
Exercise of stock options, RSUs and warrants	211,729	21	127,329	-	-	127,350
Taxes paid on net issuance of employee stock options	-	-	(246,376)	-	-	(246,376)
Currency translation adjustment	-	-	-	(156,287)	-	(156,287)
Net unrealized loss on short-term investments	-	-	-	(5,208)	-	(5,208)
Net loss	-	-	-	-	(1,339,622)	(1,339,622)
Balance, March 31, 2024	20,873,070	$2,087	$47,613,366	$513,815	$(9,758,349)	$38,370,919

See accompanying notes to unaudited consolidated financial statements.

ONE STOP SYSTEMS, INC. (OSS)

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(2,017,634)	$(1,339,622)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Deferred income taxes	1,737	(188,674)
Loss on disposal of property and equipment	-	354
Provision for bad debt	(100)	-
Warranty reserves	-	(15,000)
Depreciation	223,847	289,547
Amortization of right-of-use assets	76,825	100,138
Inventory reserves	(146,200)	94,063
Stock-based compensation expense	612,561	408,740
Changes in operating assets and liabilities:
Accounts receivable	1,068,100	842,057
Inventories	(1,418,185)	(66,013)
Prepaid expenses and other current assets	(332,400)	(224,116)
Accounts payable	2,336,310	1,486,003
Accrued expenses and other liabilities	(1,461,601)	700,041
Operating lease liabilities	(78,857)	(44,141)
Net cash (used in) provided by operating activities	(1,135,596)	2,043,378

Cash flows from investing activities:
Redemption of short-term investment grade securities	597,288	1,811,364
Purchases of property and equipment, including capitalization of labor costs for test equipment and ERP	(12,793)	(167,168)
Net cash provided by investing activities	584,495	1,644,196

Cash flows from financing activities:
Proceeds from exercise of stock options and warrants	373,310	127,350
Payment of payroll taxes on net issuance of employee stock options	(243,654)	(246,376)
Repayments on notes payable	-	(680,948)
Net cash provided by (used in) financing activities	129,656	(799,974)

Net change in cash and cash equivalents	(421,445)	2,887,600
Effect of exchange rates on cash	125,820	(32,446)
Cash and cash equivalents, beginning of period	6,794,093	4,048,948
Cash and cash equivalents, end of period	$6,498,468	$6,904,102

See accompanying notes to unaudited consolidated financial statements.

ONE STOP SYSTEMS, INC. (OSS)

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

	For the Three Months Ended March 31,
	2025	2024
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$13,103	$35,342
Cash paid during the period for income taxes	$130,330	$74,223

Supplemental disclosure of non-cash flow transactions:
Reclassification of inventories to property and equipment	$-	$25,797

See accompanying notes to unaudited consolidated financial statements.

ONE STOP SYSTEMS, INC. (OSS)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2025 and 2024

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

In 2023 and 2024, the Company increased its focus on the development and sale of edge computing solutions and increased efforts to penetrate the military and defense sectors in particular. A re-profiling of the board of directors and the executive team enabled further emphasis and focus on the pursuit of revenue opportunities with major defense contractors and the military.

Impacts resulting in part from tariffs and the threat of tariffs, ongoing military conflicts in Europe and Middle East, Federal Reserve and European Central Bank interest rate policy, inflation and the risk of inflation, and uncertainty about the timing and substance of U.S. government budgets and policy actions have contributed to economic uncertainty and capital markets volatility in the near term that have and could continue to negatively affect our operations. Weakness in the European and more specifically the German economy negatively affected our Bressner segment in 2024. Economic uncertainty, volatility, and the risk of recessionary conditions in Europe and North America remain elevated.

Tariffs and the threat of tariffs sanctioned by the United States have contributed to uncertainty and supply chain disruptions that could impact our operations. The Company's OSS segment conducts final assembly and test of products at our facility in California. However, we source components and subassemblies from both within and outside of the United States. While we attempt to pass on the cost of tariffs to our customers, our ability to do so is dependent upon the many factors, including the predictability of tariff rates and market conditions for the Company's products. Management is closely monitoring and managing impacts and potential impacts to our business from ongoing trade policy developments.

In recent years, we experienced increased supplier pricing, long lead-times, unavailability or limited supplies of certain products, protracted delivery dates, changes in minimum order quantities to secure products, and/or shortages of certain parts and supplies that are necessary components for the products and services we offer to our customers. While these supply chain pressures have eased in recent quarters, recent geopolitical and trade policy developments and uncertainty have increased the risk of continued or increased impacts to our supply chain in the near-term.

These global issues and concerns regarding general economic uncertainty or recession may impact our business as well as some of our customers, who may experience downturns or uncertainty in their own business operations and revenue. As a result, these customers may need to decrease or delay their technology spending, request pricing concessions or payment extensions, or seek to renegotiate their contracts.

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

As a result of these global issues, it has been difficult to accurately forecast our revenues or financial results, especially given the near and long-term impacts of the economic and geopolitical issues, inflation, the impact of tariffs, and uncertainty regarding the economic outlook. In addition, while the potential impact and duration of these issues on the economy and our business may be difficult to assess or predict, these world events have resulted in, and may continue to result in, significant disruption of global financial markets, and may reduce our ability to access additional capital, which could negatively affect our liquidity in the future. Our results of operations could be materially below our forecasts as well, which could adversely affect our results of operations, disappoint analysts and investors, or cause our stock price to decline.

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

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

There have been no changes to our accounting policies disclosed in our audited consolidated financial statements and the related notes for the year ended December 31, 2024.

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

Recent Accounting Pronouncements

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

On November 27, 2023, the FASB issued ASU 2023-07 "Segment Reporting (Topic 280): Improvements to reportable segment disclosures." This amendment enhanced disclosures about significant segment expenses.” In addition, the amendments enhance interim disclosure requirements, clarify circumstances in which an entity can disclose multiple segment measures of profit or loss, provide new segment disclosure requirements for entities with a single reportable segment, and contain other disclosure requirements. Additionally, the amendments require the disclosure of the title and position of the chief operating decision maker (CODM) and an explanation of the segment profit or loss measures used to evaluate segment performance. Our segment disclosures comply with the requirements. See "Note 11: Segment and Geographic Information."

On November 4, 2024, the FASB issued ASU 2024-03 "Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses" which requires disaggregated disclosure of certain income statement expenses. This amendment introduces enhanced guidance regarding presentation of certain income statement expense items and requires disclosure of certain types of expenses in the footnotes to the financial statements. This guidance applies to annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027.

NOTE 3 - SHORT-TERM INVESTMENTS

The Company’s short-term investments by significant investment category as of March 31, 2025, were as follows:

Description	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Accrued Interest	Estimated Fair Value
Level 1: (1)
Cash alternatives	$268,288	$-	$-	$-	$268,288
Certificates of deposit	2,329,000	4,965	-	17,916	2,351,881
	$2,597,288	$4,965	$-	$17,916	$2,620,169

(1)
Level 1 fair value estimates are based on quoted prices in active markets for identical assets or liabilities.

The Company’s short-term investments by significant investment category as of December 31, 2024, were as follows:

Description	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Accrued Interest	Estimated Fair Value
Level 1: (1)
Cash alternatives	$814,717	$-	$-	$-	$814,717
Certificates of deposit	2,349,000	4,572	-	48,776	2,402,348
	$3,163,717	$4,572	$-	$48,776	$3,217,065

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

NOTE 4 -ACCOUNTS RECEIVABLE

Accounts receivable, net consisted of the following for the periods indicated:

	March 31,	December 31,
	2025	2024
Accounts receivable	$7,381,000	$8,310,178
Less: allowance for credit losses	(135,017)	(132,807)
	$7,245,983	$8,177,371

Provision for bad debt expense related to accounts receivable was $100 and $0 for the three month periods ended March 31, 2025 and 2024, respectively.

The following tables represent the changes in the allowance for credit losses associated with our trade receivables for the three month periods ended March 31, 2025 and 2024.

	For the Three Months Ended March 31,
Allowance for Credit Losses	2025	2024
Balance on January 1,	$(132,807)	$(50,032)
Provision charged to expense	-	-
Receivables written-off	100	-
Recoveries of receivables previously written-off	-	-
Effects of change in exchange rates	(2,310)	228
	$(135,017)	$(49,804)

NOTE 5 – INVENTORIES

Inventories, net consisted of the following for the periods indicated:

	March 31,	December 31,
	2025	2024
Raw materials	$10,889,366	$11,038,609
Sub-assemblies	982,244	887,440
Work-in-process	604,155	543,207
Finished goods	10,130,735	8,406,258
	22,606,500	20,875,514
Less: allowances for obsolete and slow-moving inventories	(7,507,021)	(7,699,357)
	$15,099,479	$13,176,156

NOTE 6 – ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consisted of the following for the periods indicated:

	March 31,	December 31,
	2025	2024
Accrued compensation and related liabilities	$1,264,786	$1,008,278
Deferred revenue	60,334	218,499
Customer deposits	342,010	26,607
Warranty reserve	518,328	501,726
Trade and other taxes	318,894	495,105
Other accrued expenses	1,226,147	2,556,461
	$3,730,499	$4,806,675

The table below presents the deferred revenue, warranties and deposit balances along with the significant activity affecting balances during the three month periods ended March 31, 2025 and 2024:

	March 31,	March 31,
Deferred revenue	2025	2024
Beginning balance	$218,499	$299,514
Deferral of revenue during the period	4,440	30,976
Recognition of unearned revenue from beginning of period	(162,482)	(41,026)
Recognition of unearned revenue from additions	(123)	-
Ending balance	$60,334	$289,464

	March 31,	March 31,
Customer deposits	2025	2024
Beginning balance	$26,607	$27,447
Additions during the period	493,849	294,736
Deposits recognized from beginning of period	-	(3,375)
Deposits recognized from additions	(178,446)	(1,271)
Ending balance	$342,010	$317,537

As of March 31, 2025, the Company had approximately $497,585 of remaining performance obligations under fully funded contracts for customer funded development. The Company currently expects to recognize the remaining performance obligations as revenue in fiscal 2025. Customer funded development is revenue from customers for which the Company's performance obligations are satisfied over time and for which the customer receives benefits as the Company performs.

Revenue from customers with non-U.S. billing addresses represented approximately 63% and 59% of the Company’s revenue during the three month periods ended March 31, 2025 and 2024 respectively.

As of March 31, 2025, substantially all the Company’s long-lived assets are in the United States of America, except for assets of $335,551 located in Germany.

NOTE 7 – DEBT

Bank Lines of Credit

In April 2022, the Company obtained a domestic revolving line of credit of $2,000,000 at Torrey Pines Bank. To access this line of credit, the Company must maintain a minimum cash balance of $2,500,000 with the bank and maintain a maximum debt to tangible net worth of ratio of 1.00. The line of credit is also collateralized by the assets of the Company. No balance was outstanding on March 31, 2025 or December 31, 2024.

Bressner has three revolving lines of credit with German institutions, including Uni Credit Bank AG, Commerzbank AG, and VR Bank, with total availability of up to €2,700,000 (US $2,914,607) as of March 31, 2025. Borrowings under the lines of credit bear interest at a variable rate of Euribor plus a stated rate. The rates as of March 31, 2025, for the lines of credit ranged from 6.27% to 7.47%, with the balances remaining open indefinitely or until occurrence of a defined change of control event. There were no outstanding lines of credit balances as of March 31, 2025 or December 31, 2024.

Foreign Debt Obligations

Bressner had two term loans outstanding as of March 31, 2025, with an aggregate balance outstanding of €1,000,000 (US$1,079,484) as follows:

•
On June 18, 2021, Bressner converted €500,000 of its line of credit from UniCredit Bank into a note payable. The note was originally due December 17, 2021, and subsequently extended through June 17, 2022. On June 17, 2022, this note was further extended through December 19, 2022, with accrued interest having been paid current as of the revised maturity date. On December 19, 2022, this note was extended through June 19, 2023. However, on June 19, 2023, this note was further extended through December 19, 2023, and the interest rate was increased to 5.80%, with accrued interest having been paid current as of June 19, 2023. On December 29, 2023, this note was further extended through June 19, 2024, with accrued interest having been paid current as of December 19, 2023. On June 19, 2024, this note was further extended through December 19, 2024, with accrued interest having been paid current as of June 19, 2024, and the interest rate was reduced to 5.55%. The note was extended again to June 20, 2025 at an interest rate of 4.40%, with accrued interest having been paid current as of December 19, 2024. The balance outstanding on the note as of March 31, 2025 and December 31, 2024, was €500,000 (US$539,742) and €500,000 (US$517,525), respectively.

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

On March 28, 2024, this note was further extended through September 30, 2024, and the interest rate was reduced to 5.50%, with accrued interest having been paid current as of March 28, 2024. On September 30, 2024, this note was further extended through March 31, 2025, and the interest rate was reduced to 4.75%, with accrued interest having been paid current as of September 29, 2024. On March 31, 2025, the note was further extended through September 30, 2025, and the interest rate was reduced to 3.9%, with accrued interest having been paid current as of March 31, 2025. The balance outstanding on the note as of March 31, 2025 and December 31, 2024, was €500,000 (US$539,742) and €500,000 (US$517,525), respectively.

A summary of outstanding debt obligations as of March 31, 2025, was as follows:

Loan Description	Current Interest Rate	Maturity Date	Balance (Euro)	Balance ($)	Current Portion
Foreign:
Commerzbank AG	3.90%	September-25	500,000	539,742	539,742
Uni Credit Bank AG	4.40%	June-25	500,000	539,742	539,742
			€1,000,000	$1,079,484	$1,079,484

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

Stock Options

A summary of stock option activity under the Company’s current equity incentive plans during the three month period ended March 31, 2025, was as follows:

	Stock Options Outstanding
	Number of Underlying Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding on January 1, 2025	1,140,550	$2.49	3.85	$1,019,680
Granted	-	$-	-	$-
Forfeited / Canceled	-	$-	-	$-
Exercised	(174,862)	$2.13	-	$33,748
Outstanding on March 31, 2025	965,688	$2.55	4.21	$153,045
Exercisable as of March 31, 2025	715,688	$2.42	2.82	$153,045

As of March 31, 2025, there was $434,103 of unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted average period of 1.22 years.

There were no options granted during the three month periods ended March 31, 2025 and 2024. The following table presents the grant date fair value of options vested and the intrinsic value of options exercised:

	For the Three Months Ended March 31,
	2025	2024
Grant date fair value of options vested	$931,460	$852,061
Intrinsic value of options exercised	$233,850	$123,658

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

The Company’s RSU activity for the three months ended March 31, 2025, was as follows:

	Restricted Stock Units
	Number of Underlying Shares	Weighted Average Grant Date Fair Value
Unvested on January 1, 2025	1,128,427	$3.04
Granted	548,539	$4.06
Vested	(336,633)	$2.48
Canceled	(684)	$2.76
Unvested on March 31, 2025	1,339,649	$3.19

As of March 31, 2025, there was $3,810,744 of unrecognized compensation cost related to unvested RSUs, which is expected to be recognized over a weighted average period of 1.33 years.

Stock-based compensation expense for the three month periods ended March 31, 2025 and 2024, was comprised of the following:

	For the Three Months Ended March 31,
Stock-based compensation classified as:	2025	2024
General and administrative	$442,402	$219,134
Production	21,421	58,053
Marketing and selling	39,445	23,786
Product and programs	52,325	51,357
Research and development	56,968	56,410
	$612,561	$408,740

Warrants

The Company did not have any outstanding warrants as of March 31, 2025 or December 31, 2024.

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

In the opinion of management, after consultation with legal counsel, the ultimate disposition of any such matters as of March 31, 2025, are not expected to have a materially adverse effect on the consolidated financial position or results of operations of the Company.

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

Other information related to leases as of the three month periods ended March 31, 2025 and 2024 was as follows:

	For the Three Months Ended March 31,
	2025	2024
Operating lease expense	$204,889	$174,415
Total lease expense	$204,889	$174,415

Cash paid for amounts included in the measurement of operating lease liabilities:
Operating cash flows from operating leases	$129,562	$111,784

Weighted-average remaining lease term - operating leases	63.6 months	70.4 months
Weighted-average discount rate - operating leases	13.60%	13.60%

The following table presents the maturity of the Company’s operating lease liabilities as of March 31, 2025:

Year	Operating Leases
Remaining 2025	$352,677
2026	420,824
2027	415,210
2028	419,922
2029	436,719
Thereafter	298,808
Total lease payments	2,344,161
Less: Amount representing interest	(619,568)
Present value of lease payment	1,724,593
Less: current portion of operating lease obligation	(272,865)
Operating lease obligation, net of current portion	$1,451,728

Purchase Commitments

In the normal course of business, the Company may enter into purchase commitments for inventory components to be delivered based upon non-cancellable, pre-established, delivery schedules that are over a period that may exceed one year. Total non-cancellable purchase orders as of March 31, 2025, were $1,174,506.

Customer Concentration

During the three month periods ended March 31, 2025 and 2024, the Company had one customer, in each period, that accounted for approximately 17.2% and 16% of revenue, respectively. No other customers represented greater than 10% of our consolidated quarterly revenue in these periods.

As of March 31, 2025 and December 31, 2024, the Company had one and two customers, respectively, that accounted for (in the aggregate) approximately 16% and 35%, respectively, of trade accounts receivables for which each of such customer’s balances represented greater than 10% of our consolidated trade accounts receivable balance.

During the three month period ended March 31, 2025, the Company had approximately 37% of purchases from two vendors/suppliers for which each represents greater than 10% of our consolidated purchases. During the three month period ended March 31, 2024, the Company had one vendor that accounted for approximately 34% of purchases.

NOTE 10 – NET LOSS PER SHARE

Basic and diluted net loss per share were calculated as follows for the three month period ended March 31, 2025 and 2024:

	For the Three Months Ended March 31,
	2025	2024
Basic and diluted net loss per share:
Numerator:
Net loss	$(2,017,634)	$(1,339,622)
Denominator:
Weighted average common shares outstanding - basic	21,384,599	20,709,234
Effect of dilutive securities	-	-
Weighted average common shares outstanding - diluted	21,384,599	20,709,234
Net loss per common share:
Basic	$(0.09)	$(0.06)
Diluted	$(0.09)	$(0.06)

NOTE 11 – SEGMENT AND GEOGRAPHIC INFORMATION

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

The Company's chief operating decision maker (CODM) is our Chief Executive Officer. The CODM evaluates performance for both reportable segments based on segment gross profit and segment operating profit. The CODM uses these measures to assess actual and forecasted segment performance and to make decisions regarding the allocation of capital and personnel.

Segment detail for the three months ended March 31, 2025 and 2024, is as follows:

	For the Three Months Ended March 31, 2025			For the Three Months Ended March 31, 2024
	OSS	Bressner	Total	OSS	Bressner	Total
Revenues	$5,206,810	$7,052,277	$12,259,088	$5,533,872	$7,117,914	$12,651,786
Cost of revenues	(2,837,600)	(5,424,495)	(8,262,096)	(3,641,095)	(5,287,397)	(8,928,493)
Gross profit	2,369,210	1,627,782	3,996,992	1,892,777	1,830,515	3,723,293
Gross margin %	45.5%	23.1%	32.6%	34.2%	25.7%	29.4%

Research & development	(1,205,142)	(152,150)	(1,357,293)	(824,556)	(146,320)	(970,877)
Other segment operating expenses	(3,515,259)	(1,069,300)	(4,584,559)	(3,022,713)	(991,716)	(4,014,430)
Total operating expenses	(4,720,401)	(1,221,450)	(5,941,852)	(3,847,270)	(1,138,036)	(4,985,307)
(Loss) income from operations	$(2,351,191)	$406,332	$(1,944,860)	$(1,954,493)	$692,479	$(1,262,014)

	For the Three Months Ended March 31, 2025			For the Three Months Ended March 31, 2024
	OSS	Bressner	Total	OSS	Bressner	Total
Interest income	$73,066	$(555)	$72,511	$141,725	$-	$141,725
Interest expense	-	(14,186)	(14,186)	(2,329)	(33,013)	(35,342)
Depreciation	(194,780)	(29,067)	(223,847)	(257,669)	(31,878)	(289,547)
Stock based compensation expense	(578,405)	(34,156)	(612,561)	(381,042)	(27,698)	(408,740)
Capital expenditures	(6,441)	(6,352)	(12,793)	(69,136)	(98,032)	(167,168)

	March 31, 2025			December 31, 2024
	OSS	Bressner	Total	OSS	Bressner	Total
Total assets	19,481,026	17,624,767	37,105,793	20,552,197	16,381,785	36,933,982

NOTE 12 – SUBSEQUENT EVENTS

The Company’s management has evaluated subsequent events after the consolidated balance sheet dated as of March 31, 2025, through the date of filing of this Quarterly Report. Based upon the evaluation, management has determined that no subsequent events have occurred that would require recognition in the accompanying consolidated financial statements or disclosure in the notes thereto.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The terms “we,” “us,” “our,” “OSS” or the “Company” refer collectively to One Stop Systems, Inc.. and its wholly-owned subsidiaries, unless otherwise stated. You should read the following discussion and analysis of our financial condition and operating results together with our financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q (this "Quarterly Report"). This discussion and analysis contain forward-looking statements based upon current beliefs, plans and expectations that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” or in other parts of this Quarterly Report. In evaluating our business, you should carefully consider the information set forth under the heading “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on March 19, 2025. Readers are cautioned not to place undue reliance on these forward-looking statements.

Overview

The Company designs, manufactures, and markets specialized enterprise class high-performance compute, high speed switch fabrics and storage hardware and software, which are designed to target edge applications for artificial intelligence ("AI")/machine learning "ML", sensor processing, sensor fusion and autonomy. Edge computing is a form of computing that is done on platform or on site, connected with the data source or the user, rather than in the cloud, minimizing the need for data to be processed remotely. This growing trend increases computing performance and security, as the data does not have to travel to distant datacenter locations. Edge computing is most recognizable in applications such as sensor processing, sensor fusion, autonomy, and AI/ML. To meet the demands at the edge we offer specialized products and system solutions that consist of computers, switch fabrics and storage products that incorporate the latest state-of-the art components with embedded proprietary software. Such products and systems allow us to offer high-end solutions to be integrated into edge platforms in our target markets.

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

We believe that we are uniquely positioned as a specialized provider to address the needs of this market, providing custom servers, data acquisition platforms, compute accelerators, solid-state storage arrays, system input/output ("I/O") expansion systems, as well as edge optimized industrial and panel PCs, tablets, and handheld compute devices. Our systems also offer industry leading capabilities that occupy less physical space and require less power consumption. We deliver this high-end technology to our customers through the sale of equipment and embedded software.

Recent Developments

Management and Board Changes

On April 12, 2025, Ms. Gioia Messinger notified the board of directors of her resignation from and decision to not stand for re-election for the board of directors, effective as of the date of the Annual Meeting on May 14, 2025. Ms. Messinger was appointed to the board of directors in July 2020. Her decision to resign from the board of directors was not related to any disagreement with the Company on any matter relating to its operations, policies, or practices.

On April 16, 2025, Mr. Joe Manko submitted a letter to the board of directors, resigning from the board of directors, effective April 16, 2025. In the resignation letter, Mr. Manko cited certain disagreements with the Company's governance practices and the composition and leadership of the board.

Second Amended and Restated Bylaws

On March 13, 2025, the board of directors adopted the Second Amended and Restated Bylaws of the Company (the “Amended and Restated Bylaws”). The Amended and Restated Bylaws (i) consolidate the amendments to the first amended and restated bylaws (the “Previous Bylaws”) dated April 7, 2023 and August 9, 2024; and (ii) the first sentence of Section 2.8 was amended and restated to read:

“Unless otherwise provided by law, the certificate of incorporation or these bylaws, the holders of the majority of the voting power of the capital stock issued and outstanding and entitled to vote, present in person, or by remote communication, if applicable, or represented by proxy, shall constitute a quorum for the transaction of business at all meetings of the stockholders”

Components of Results of Operations

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

Cost of revenue

Cost of revenue primarily consists of costs of materials, costs paid to third-party contract manufacturers (which may include the costs of components), and personnel costs associated with manufacturing and support operations. Personnel costs consist of wages, bonuses, benefits, and stock-based compensation expenses. Cost of revenue also includes freight, allocated overhead costs and inventory write-offs and changes to our inventory and warranty reserves. Allocated overhead costs consist of certain facilities and utility costs. We expect cost of revenue to increase in absolute dollars as product revenue increases.

Operating expenses

Our operating expenses consist of general and administrative, sales and marketing, and research and development expenses. Salaries and personnel-related costs, benefits, and stock-based compensation expense are the most significant components of each category of operating expenses. Operating expenses also include allocated overhead costs for facilities and utility costs.

General and Administrative

General and administrative expense consists primarily of employee compensation and related expenses for administrative functions including finance, legal, human resources, and fees for third-party professional services, as well as certain overhead expenses which are allocated to general and administrative expense. We expect our general and administrative expense to increase in absolute dollars as we continue to invest in growing the business.

Marketing and Selling

Marketing and Selling expense consists primarily of employee compensation and related expenses for marketing and sales functions, sales commissions, marketing programs, travel, and entertainment expenses, as well as certain overhead expenses which are allocated to marketing and selling expense. Marketing programs consist of advertising, tradeshows, events, corporate communications, and brand-building activities. We expect marketing and selling expenses to increase in absolute dollars as we expand our sales force, increase marketing resources, and further develop sales channels.

Research and Development

Research and development expense consists primarily of employee compensation and related expenses for research and development functions, certain prototype expenses, depreciation associated with assets acquired for research and development, third-party engineering and contractor support costs, as well as certain overhead expenses which are allocated to research and development expense. We expect our research and development expenses to increase in absolute dollars as we continue to invest in new and existing products.

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

Results of Operations

The following tables set forth our results of operations for the three month period ended March 31, 2025 and 2024, presented in dollars and as a percentage of revenue, respectively.

	For the Three Months Ended March 31,
	2025	2024
Revenue:
Product	$11,848,713	$12,287,046
Customer funded development	410,375	364,740
	12,259,088	12,651,786
Cost of revenue:
Product	7,912,314	8,818,756
Customer funded development	349,782	109,737
	8,262,096	8,928,493
Gross profit	3,996,992	3,723,293
Operating expenses:
General and administrative	2,366,369	2,094,317
Marketing and selling	2,218,190	1,920,113
Research and development	1,357,293	970,877
Total operating expenses	5,941,852	4,985,307
Loss from operations	(1,944,860)	(1,262,014)
Other (expense) income, net:
Interest income	72,511	141,725
Interest expense	(14,186)	(35,342)
Other (expense) income, net	(21,633)	7,278
Total other income, net	36,692	113,661
Loss before income taxes	(1,908,168)	(1,148,353)
Provision for income taxes	109,466	191,269
Net loss	$(2,017,634)	$(1,339,622)

	For the Three Months Ended March 31,
	2025	2024
Revenue:
Product	96.7%	97.1%
Customer funded development	3.3%	2.9%
	100.0%	100.0%
Cost of revenue:
Product	64.5%	69.7%
Customer funded development	2.9%	0.9%
	67.4%	70.6%
Gross profit	32.6%	29.4%
Operating expenses:
General and administrative	19.3%	16.6%
Marketing and selling	18.1%	15.2%
Research and development	11.1%	7.7%
Total operating expenses	48.5%	39.4%
Loss from operations	-15.9%	-10.0%
Other income (expense), net:
Interest income	0.6%	1.1%
Interest expense	-0.1%	-0.3%
Other (expense) income, net	-0.2%	0.1%
Total other income, net	0.3%	0.9%
Loss before income taxes	-15.6%	-9.1%
Provision for income taxes	0.9%	1.5%
Net loss	-16.5%	-10.6%

Comparison of the Three Month Periods Ended March 31, 2025 and 2024:

Revenue, cost of revenue and gross profit:

	For the Three Months Ended March 31, 2025				For the Three Months Ended March 31, 2024
Entity:	Revenue	Cost of Revenue	Gross (loss) profit	Gross Margin %	Revenue	Cost of Revenue	Gross Profit	Gross Margin %
OSS	$5,206,810	$(2,837,600)	$2,369,210	45.5%	$5,533,872	$(3,641,095)	$1,892,777	34.2%
Bressner	7,052,277	(5,424,495)	1,627,782	23.1%	7,117,914	(5,287,397)	1,830,515	25.7%
	$12,259,088	$(8,262,096)	$3,996,992	32.6%	$12,651,786	$(8,928,493)	$3,723,293	29.4%

Revenue

For the three months ended March 31, 2025, our total revenue decreased $392,698, or 3.1%, as compared to the same period in 2024. OSS saw a decrease in revenue of $327,062, or 5.9%, as compared to the same period in 2024. The primary contributor to this decrease was lower volume of shipments to a commercial aerospace customer, partially offset by higher volume of shipments to a defense customer. Bressner experienced a decrease of $65,637, or 0.9%, as compared to the same period in 2024.

Cost of revenue and gross profit

Cost of revenue decreased by $666,397, or 7.5%, for the three months ended March 31, 2025, as compared to the same period in 2024. OSS saw an decrease in cost of revenue of $803,495, or 22.1%, as compared to the same period in 2024. This decrease in cost of revenue was mainly due to a more profitable mix of products shipped in the quarter. Bressner’s cost of revenue increased $137,098, or 2.6%, as compared to the same period in 2024, due to a less profitable mix of products shipped in the quarter.

The overall gross margin percentage was 32.6% for the three months ended March 31, 2025. OSS’ gross margin percentage for the three months ended March 31, 2025, was 45.5%, an increase of 11.3% as compared to the prior year period in 2024 of 34.2%. The increase was primarily due to higher volume of certain higher margin data storage units and componentry shipped in the quarter. OSS gross margins also benefited from a $211,830 reduction in OSS segment inventory reserves, due primarily to the usage of certain previously-reserved inventory items to satisfy a new customer order received in the quarter. Bressner contributed gross margin at a rate of 23.1%, as compared to the same period in 2024 of 25.7%, a decrease of 2.6 percentage points, due to product mix.

Operating expenses

General and administrative expense

General and administrative expense increased $272,052, or 13%, for the three months ended March 31, 2025, as compared to the same period in 2024. OSS experienced an increase of $211,994, or 12.5%. The increase in general and administrative expense is primarily attributable to increased stock compensation expense due to a higher grant date fair value of employee restricted stock units recognized as expense in the period. Bressner had an increase of $60,058, or 15.1%, as a result of higher salary and personnel costs. Overall, total general and administrative expense increased as a percentage of revenue to 19.3% for the three months ended March 31, 2025, as compared to 16.6% during the same period in 2024.

Marketing and selling expense

Marketing and selling expense increased $298,077, or 15.5%, for the three months ended March 31, 2025, as compared to the same period in 2024. OSS had an increase of $280,552, or 21.2%, due to an increase in personnel costs resulting from additions in headcount made during the course of 2024. Bressner had an increase of $17,525, or 3%. Overall, total marketing and selling expense increased as a percentage of revenue to 18.1% during the three months ended March 31, 2025, as compared to 15.2% during the same period in 2024.

Research and development expense

Research and development expense increased $386,416, or 39.8%, for the three months ended March 31, 2025, as compared to the same period in 2024. OSS saw an increase of $380,586, or 46.2%. The increase was driven by higher engineering labor to support new product development. Bressner experienced an increase of $5,830, or 4%, due to additional personnel and overhead costs. Overall, total research and development expense as a percentage of revenue increased to 11.1% during the three months ended March 31, 2025, as compared to 7.7% during the same period in 2024.

Interest income

Interest income decreased $69,214 for the three months ended March 31, 2025, as compared to the same period in 2024. The decrease is primarily attributable to lower investment balances due to the company's usage of cash for operations and debt repayment.

Interest expense

Interest expense decreased $21,156 for the three months ended March 31, 2025, as compared to the same period in 2024 due to declining borrowing balances as a result of the repayment of debt.

Other income (expense), net

Other income (expense), for the three months ended March 31, 2025, resulted in net other expense of $21,633 as compared to net other income of $7,278, in the same period in 2024, for a net decrease in other income of $28,911 attributable to changes in foreign currency gain and losses.

Provision for income taxes

We have recorded an income tax provision of $109,466 and $191,269 for the three months ended March 31, 2025 and 2024, respectively. The effective tax rate for the three months ended March 31, 2025 and 2024 differed from the statutory rate mainly due to permanent non-deductible goodwill amortization for Bressner, change in valuation allowance, deductions related to expenses of OSS stock options, research and development credits, and changes in reserves for uncertain tax positions, as well as projecting foreign and state tax liabilities for the year. The tax provision is predominately attributable to profit on operations in Germany.

Liquidity and Capital Resources

Historically, our primary sources of liquidity have been provided by public and private offerings of our securities and revenues generated from our business operations. As of March 31, 2025, we had total cash and cash equivalents of $6,498,468, with short-term investments of $2,620,169, and total net working capital of $23,084,187. Cash and cash equivalents held by Bressner totaled US$3,230,526 on March 31, 2025. Bressner’s debt covenants limit the use of those funds by its parent company.

During the three month period ended March 31, 2025, we had a loss from operations of $1,944,860, with net cash used in operating activities of $1,135,596. During the year ended December 31, 2024, we had a loss from operations of $13,356,813, with net cash used in operating activities of $108,098.

Our sources of liquidity and cash flows are used to fund ongoing operations, to fund research and development projects for new products and technologies, and to provide ongoing support services for our customers. Over the next year, we anticipate that we will use our liquidity and cash flows from our operations to fund our business. In addition, as part of our business strategy, we occasionally evaluate potential acquisitions of businesses, products, and technologies. Accordingly, a portion of our available cash may be used at any time for the acquisition of complementary products or businesses. Such potential transactions may require substantial capital resources, which may require us to seek additional debt or equity financing. We cannot assure that we will be able to successfully identify suitable acquisition candidates, complete acquisitions, successfully integrate acquired businesses into our current operations, or expand into new markets. Furthermore, we cannot provide assurances that additional financing will be available to us at any required time and on commercially reasonable terms, if at all.

As of March 31, 2025, there is an elevated level of uncertainty regarding the economic outlook. We intend to continue to monitor the effects of trade and tariff policy, inflation, global supply chain disruptions, and economic conditions, and, if appropriate, we may alter our plans to address such concerns as they may arise.

Management’s plans are to focus on acquiring new customer orders, to further grow and expand our business in both commercial and military markets, and to respond to the changing economic landscape by continuing to control hiring and operating costs, conserve cash and focus on growth and margin expansion. Management is committed to conserving cash and securing debt and/or equity financing, as required, for liquidity to meet our near-term cash requirements.

In April 2022, the Company obtained a domestic revolving line of credit of $2,000,000 at Torrey Pines Bank. To access this line of credit, the Company must maintain a minimum cash balance of $2,500,000 with the bank and maintain a maximum debt to tangible net worth of ratio of 1.00. The line of credit is also collateralized by the assets of the Company. No balance was outstanding on March 31, 2025 or December 31, 2024.

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

The following table summarizes our cash flows for the three month periods ended March 31, 2025 and 2024:

	For the Three Months Ended March 31,
Cash flows:	2025	2024
Net cash (used in) provided by operating activities	$(1,135,596)	$2,043,378
Net cash provided by investing activities	$584,495	$1,644,196
Net cash provided by (used in) financing activities	$129,656	$(799,974)

Operating Activities

During the three month period ended March 31, 2025, we used $1,135,596 in cash from operating activities, compared to cash generated from operating activities of $2,043,378 in the same period in 2024.

Net cash used in operating activities during the three month period ended March 31, 2025 was the result of three components: (i) net loss $2,017,634 in the current period; (ii) net favorable adjustments in the current period for non-cash items of $768,670, which were comprised of $914,970 of favorable non-cash items, offset by $146,300 of negative non-cash items that did not affect operating cash flow; and (iii) cash provided by changes in working capital items of $113,368. Cash provided by net changes in working capital was $113,368 for the three months ended March 31, 2025, compared to cash provided by net changes in working capital of $2,693,831 in the same period of 2024. The change in cash provided by working capital from the prior year period was primarily due to the timing of inventory material receipts to support customer orders expected to be fulfilled within the year, the timing of payments to suppliers for material received in the prior year, and the timing of cash disbursements related to accrued expenses for a contract loss and for supplier material received on non-cancellable purchase orders. In the three month period ended March 31, 2025, the cash provided by changes in working capital was primarily due to a reduction in accounts receivable due to receipt of customer payments for products shipped in Q4 2024 and an increase in accounts payable driven by receipt of materials in the quarter, partially offset by cash usage from changes in inventories, prepaid expenses and other current assets, accrued expenses and other liabilities, and operating lease liabilities.

Our ability to generate cash from operations in future periods will depend in large part on our profitability, the rate and timing of collections of our accounts receivable, our inventory turns and our ability to manage other areas of working capital, including accounts payable and accrued expenses.

Investing Activities

During the three month period ended March 31, 2025, the Company generated cash of $584,495 from investing activities, as compared to $1,644,196 provided by investing activities during the prior year period in 2024, a net reduction of $1,059,701. This change is attributable to a decrease in the number of short-term investments redeemed in the current period as compared to the prior period, partially offset by lower capital expenditures.

Financing Activities

During the three month period ended March 31, 2025, the Company generated $129,656 in cash from the exercise of options, net of payments of payroll taxes on the net issuance of employee stock. During the same period in 2024, the Company used $927,324 in cash for debt payments on Bressner borrowings and payment of tax on the net exercise of vested RSUs, while generating $129,656 from the exercise of options, net of associated payroll tax payments, for a net cash provided by financing activities of $799,974.

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

We are experiencing delays in funding for customer projects, delays in delivery schedules based upon customer requirements and an extended sales cycle. Additionally, certain of our customers are experiencing downturns or uncertainty in their own business operations and revenue. During the three month period ended March 31, 2025, the Company experienced delays and postponements of committed purchases and orders due to certain customers’ funding or program delays. Such delays could negatively impact the Company’s results of operations for the year ending December 31, 2025. If such delays in orders continue in the future, our operating results will be further impacted, and our revenues may decline in future periods.

With the Company's shifted focus to the development and sale of edge computing, we have significantly increased our efforts to penetrate the military and defense sectors in particular, which typically have protracted sales cycles, significant contracting requirements, and multi-year deliverables. Our pipeline reflects the procurement habits and timing of the military and defense sector.

Impacts resulting in part from tariffs and the threat of tariffs, ongoing military conflicts in Europe and Middle East, Federal Reserve and European Central Bank interest rate policy, inflation and the risk of inflation, and uncertainty about the timing and substance of U.S. government budgets and policy actions have contributed to economic uncertainty and capital markets volatility in the near term that could negatively affect our operations. Weakness in the European and more specifically the German economy negatively affected our Bressner segment in 2024. Economic uncertainty, volatility, and the risk of recessionary conditions in Europe and North America remain elevated.

Inflation

We have recently experienced some and, continue to feel, the effects due to inflation in both the U.S. and Europe. Although the Company attempts to pass on increases in raw material, labor, energy and fuel-related costs to our customers, the Company’s ability to do so is dependent upon the rate and magnitude of any increase, competitive pressures and market conditions for the Company’s products. There have been in the past, and may be in the future, periods of time during which increases in these costs cannot be fully recovered. These increasing costs are being aggressively managed by the Company and actions are being taken to minimize the impact to the Company. Inflation affects the Company’s manufacturing costs, distribution costs and operating expenses.

Tariffs

Tariffs and the threat of tariffs, including both United States sanctioned tariffs and the potential for retaliatory tariffs, have contributed to uncertainty and supply chain disruptions that could impact our operations. The Company's OSS segment conducts final assembly and test of products at our facility in California. However, we source components and subassemblies from both within and outside of the United States. While we attempt to pass on the cost of tariffs to our customers, our ability to do so is dependent upon the many factors, including the predictability of tariff rates and market conditions for the Company's products. Management is closely monitoring and managing impacts and potential impacts to our business from ongoing trade policy developments.

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

Our accounting policies and estimates that are most critical to the presentation of our results of operations and financial condition, and which require the greatest use of judgments and estimates by management, are designated as our critical accounting policies. See further discussion of our critical accounting policies under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ended December 31, 2024.

Interest rate risk

Our exposure to interest rate risk is primarily associated with borrowing on revolving lines of credit denominated in both U.S. dollars and Euros. We are exposed to the impact of interest rate changes primarily through our borrowing activities for our variable rate borrowings.

Concentration of credit risk

At times, deposits held with financial institutions may exceed the amount of insurance provided by the Federal Deposit Insurance Corporation (“FDIC”) and Securities Investor Protection Corporation (“SIPC”), both of which provide basic deposit coverage with limits up to $250,000 per owner. As of March 31, 2025, the Company had $2,767,942 of cash in our accounts that exceeded the insurance limits. The Company has not experienced any losses in these accounts and believes that the financial institutions at which such amounts are held are stable; however, no assurances can be provided. In Germany, the deposit insurance is €100,000 per bank, per customer. Bressner has funds on deposit in both Euro and U.S. dollar denominations of €2,638,560 (US$2,848,326) with banks in excess of the insurance limits.

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

	For the Three Months Ended March 31,
	2025	2024
Net loss	$(2,017,634)	$(1,339,622)
Depreciation	223,847	289,547
Amortization of right-of-use assets net of change in lease liability	(2,032)	55,997
Stock-based compensation expense	612,561	408,740
Interest expense	14,186	35,342
Interest income	(72,511)	(141,725)
Provision for income taxes	109,466	191,269
Adjusted EBITDA	$(1,132,116)	$(500,452)

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

The following table reconciles non-GAAP net loss and basic and diluted earnings per share:

	For the Three Months Ended March 31,
	2025	2024
Net loss	$(2,017,634)	$(1,339,622)
Stock-based compensation expense	612,561	408,740
Non-GAAP net loss	$(1,405,073)	$(930,882)
Non-GAAP net loss per share:
Basic	$(0.07)	$(0.04)
Diluted	$(0.07)	$(0.04)
Weighted average common shares outstanding:
Basic	21,384,599	20,709,234
Diluted	21,384,599	20,709,234

Free Cash Flow

Free cash flow, a non-GAAP measure for reporting cash flow, is defined as cash provided by or used in operating activities, less capital expenditures for property and equipment. We believe free cash flow provides investors with an important perspective on cash available for investments and acquisitions after making capital investments required to support ongoing business operations and long-term value creation. We believe that trends in our free cash flow can be valuable indicators of our operating performance and liquidity.

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

Investors should not infer from our presentation of this non-GAAP financial measure that these expenditures reflect all of our obligations which require cash. The following table reconciles cash provided by or used in operating activities, the most directly comparable GAAP financial measure, to free cash flow:

	For the Three Months Ended March 31,
Cash flow:	2025	2024
Net cash (used in) provided by operating activities	$(1,135,596)	$2,043,378
Capital expenditures	(12,793)	(167,168)
Free cash flow	$(1,148,389)	$1,876,210

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

Limitation on Effectiveness of Controls

The design of any control system is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals. The inherent limitations in any control system include the realities that judgments related to decision-making can be faulty and that reduced effectiveness in controls can occur because of simple errors or mistakes. Due to the inherent limitations in a cost-effective control system, misstatements due to error may occur and may not be detected.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2025, which were identified in connection with management's evaluation required by paragraph (d) Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

For a description of any material pending legal proceedings, please see Note 9, Commitments and Contingencies, to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report.

Item 1A. Risk Factors.

Please carefully consider the information set forth in this Quarterly Report and the risk factors discussed in Part I, Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2024, which could materially affect our business, financial condition, or future results. In evaluating our business, you should carefully consider the risk factors discussed in our Annual Report on Form 10-K, as updated by our subsequent filings under the Exchange Act. The occurrence of any of the risks discussed in such filings, or other events that we do not currently anticipate or that we currently deem immaterial, could harm our business, prospects, financial condition and results of operations. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment.

There have not been any material changes to the risk factors disclosed in our Form 10-K for the year ended December 31, 2024, as filed with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

(a) None.

(b) None.

(c) Rule 10b5-1 Trading Plans

During the three months ended March 31, 2025, none of our directors or officers entered into, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” that were intended to satisfy the affirmative defense conditions of Rule 10b5-1, in each case as defined in Item 408 of Regulation S-K.

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

One Stop Systems, Inc.

Date: May 7, 2025	By:	/s/ Michael Knowles
Michael Knowles
President and Chief Executive Officer (Principal Executive Officer)

Date: May 7, 2025	By:	/s/ Daniel Gabel
Daniel Gabel
Chief Financial Officer (Principal Financial and Accounting Officer)