Form 10-Q
period 2025-06-30
ONE STOP SYSTEMS, INC.
filed 2025-08-07
CIK 1394056

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of July 31, 2025, the registrant had 21,924,818 shares of common stock (par value $0.0001) outstanding.

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

The results of operations for the three month and six month periods ended June 30, 2025, are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2025.

ONE STOP SYSTEMS, INC. (OSS)

CONSOLIDATED BALANCE SHEETS

	Unaudited	Audited
	June 30,	December 31,
	2025	2024
ASSETS
Current assets
Cash and cash equivalents	$8,458,920	$6,794,093
Short-term investments (Note 3)	1,030,416	3,217,065
Accounts receivable, net (Note 4)	7,112,660	8,177,371
Inventories, net (Note 5)	14,599,319	13,176,156
Prepaid expenses and other current assets	1,217,555	836,364
Total current assets	32,418,870	32,201,048
Property and equipment, net	1,443,088	1,669,026
Operating lease right-of use assets	3,986,046	1,536,094
Deposits and other	38,092	38,093
Goodwill	1,489,722	1,489,722
Total Assets	$39,375,818	$36,933,982

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$4,097,309	$2,068,017
Accrued expenses and other liabilities (Note 6)	3,516,054	4,806,675
Current portion of operating lease obligation (Note 9)	457,302	285,937
Current portion of notes payable (Note 7)	1,177,064	1,035,050
Total current liabilities	9,247,729	8,195,679
Deferred tax liability, net	77,562	52,574
Operating lease obligation, net of current portion (Note 9)	3,846,257	1,513,684
Total liabilities	13,171,548	9,761,937
Commitments and contingencies (Note 9)
Stockholders’ equity
Common stock, $0.0001 par value; 50,000,000 shares authorized; 21,920,779 and 21,148,810 shares issued and outstanding	2,192	2,115
Additional paid-in capital	50,908,298	49,082,737
Accumulated other comprehensive income	1,385,205	140,254
Accumulated deficit	(26,091,425)	(22,053,061)
Total stockholders’ equity	26,204,271	27,172,045
Total Liabilities and Stockholders' Equity	$39,375,818	$36,933,982

See accompanying notes to unaudited consolidated financial statements.

ONE STOP SYSTEMS, INC. (OSS)

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Revenue:
Product	$13,723,583	$11,753,124	$25,572,295	$24,040,170
Customer funded development	385,002	1,448,206	795,377	1,812,946
	14,108,585	13,201,330	26,367,672	25,853,116
Cost of revenue:
Product	9,445,428	8,703,324	17,357,742	17,522,080
Customer funded development	250,879	1,164,743	600,661	1,274,480
	9,696,307	9,868,067	17,958,403	18,796,560
Gross profit	4,412,278	3,333,263	8,409,269	7,056,556
Operating expenses:
General and administrative	2,386,201	2,407,398	4,752,571	4,501,715
Marketing and selling	2,325,130	2,255,128	4,543,319	4,175,241
Research and development	1,524,900	925,602	2,882,192	1,896,479
Total operating expenses	6,236,231	5,588,128	12,178,082	10,573,435
Loss from operations	(1,823,953)	(2,254,865)	(3,768,813)	(3,516,879)
Other (expense) income, net:
Interest income	50,296	118,619	122,807	260,344
Interest expense	(13,690)	(19,103)	(27,876)	(54,445)
Other (expense) income, net	(9,195)	21,831	(30,828)	29,109
Total other income, net	27,411	121,347	64,103	235,008
Loss before income taxes	(1,796,542)	(2,133,518)	(3,704,710)	(3,281,871)
Provision for income taxes	224,188	211,027	333,654	402,296
Net loss	$(2,020,730)	$(2,344,545)	$(4,038,364)	$(3,684,167)

Net loss per share:
Basic	$(0.09)	$(0.11)	$(0.19)	$(0.18)
Diluted	$(0.09)	$(0.11)	$(0.19)	$(0.18)

Weighted average common shares outstanding:
Basic	21,687,808	20,931,798	21,534,925	20,820,516
Diluted	21,687,808	20,931,798	21,534,925	20,820,516

See accompanying notes to unaudited consolidated financial statements.

ONE STOP SYSTEMS, INC. (OSS)

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Net loss	$(2,020,730)	$(2,344,545)	$(4,038,364)	$(3,684,167)
Other comprehensive income (loss):
Net unrealized loss on short-term investments	(2,740)	(2,203)	(2,346)	(7,410)
Currency translation adjustment	1,094,358	(24,537)	1,247,298	(180,824)
Total other comprehensive income (loss)	1,091,618	(26,740)	1,244,952	(188,234)
Comprehensive loss	$(929,112)	$(2,371,285)	$(2,793,412)	$(3,872,401)

See accompanying notes to unaudited consolidated financial statements.

ONE STOP SYSTEMS, INC. (OSS)

UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Three and Six Month Periods Ended June 30, 2025

	Common Stock			Accumulated Other	Accumulated	Total
	Shares	Amount	Additional Paid-in-Capital	Comprehensive income	(Deficit) Earnings	Stockholders' Equity
Balance, January 1, 2025	21,148,810	$2,115	$49,082,737	$140,254	$(22,053,061)	$27,172,045
Stock-based compensation	-	-	612,561	-	-	612,561
Exercise of stock options, RSUs and warrants	433,386	43	373,267	-	-	373,310
Taxes paid on net issuance of employee stock options	-	-	(243,654)	-	-	(243,654)
Currency translation adjustment	-	-	-	152,940	-	152,940
Net unrealized gain on short-term investments	-	-	-	393	-	393
Net loss	-	-	-	-	(2,017,634)	(2,017,634)
Balance, March 31, 2025	21,582,196	2,158	49,824,911	293,587	(24,070,695)	26,049,961
Stock-based compensation	-	-	515,774	-	-	515,774
Exercise of stock options, RSUs and warrants	338,583	34	627,436	-	-	627,470
Taxes paid on net issuance of employee stock options	-	-	(59,823)	-	-	(59,823)
Currency translation adjustment	-	-	-	1,094,358	-	1,094,358
Net unrealized loss on short-term investments	-	-	-	(2,740)	-	(2,740)
Net loss	-	-	-	-	(2,020,730)	(2,020,730)
Balance, June 30, 2025	21,920,779	$2,192	$50,908,298	$1,385,205	$(26,091,425)	$26,204,271

See accompanying notes to unaudited consolidated financial statements.

ONE STOP SYSTEMS, INC. (OSS)

UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Three and Six Month Periods Ended June 30, 2024

	Common Stock			Accumulated Other	Accumulated	Total
	Shares	Amount	Additional Paid-in-Capital	Comprehensive income	(Deficit) Earnings	Stockholders' Equity
Balance, January 1, 2024	20,661,341	$2,066	$47,323,673	$675,310	$(8,418,727)	$39,582,322
Stock-based compensation	-	-	408,740	-	-	408,740
Exercise of stock options, RSUs and warrants	211,729	21	127,329	-	-	127,350
Taxes paid on net issuance of employee stock options	-	-	(246,376)	-	-	(246,376)
Currency translation adjustment	-	-	-	(156,287)	-	(156,287)
Net unrealized loss on short-term investments	-	-	-	(5,208)	-	(5,208)
Net loss	-	-	-	-	(1,339,622)	(1,339,622)
Balance, March 31, 2024	20,873,070	2,087	47,613,366	513,815	(9,758,349)	38,370,919
Stock-based compensation	-	-	557,198	-	-	557,198
Exercise of stock options, RSUs and warrants	124,313	12	91,986	-	-	91,998
Taxes paid on net issuance of employee stock options	-	-	(102,920)	-	-	(102,920)
Currency translation adjustment	-	-	-	(24,537)	-	(24,537)
Net unrealized loss on short-term investments	-	-	-	(2,203)	-	(2,203)
Net loss	-	-	-	-	(2,344,545)	(2,344,545)
Balance, June 30, 2024	20,997,383	$2,099	$48,159,630	$487,075	$(12,102,894)	$36,545,909

See accompanying notes to unaudited consolidated financial statements.

ONE STOP SYSTEMS, INC. (OSS)

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(4,038,364)	$(3,684,167)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Deferred income taxes	(295,894)	(187,845)
Loss on disposal of property and equipment	-	354
Provision for bad debt	4,531	-
Warranty reserves	-	(30,000)
Depreciation	451,009	563,278
Amortization of right-of-use assets	184,962	206,771
Inventory reserves	(378,466)	744,845
Stock-based compensation expense	1,128,335	965,938
Changes in operating assets and liabilities:
Accounts receivable	1,524,472	(220,525)
Inventories	24,257	541,323
Prepaid expenses and other current assets	(7,245)	(867,319)
Accounts payable	1,847,345	1,683,944
Accrued expenses and other liabilities	(1,814,124)	1,673,804
Operating lease liabilities	(135,118)	(163,659)
Net cash (used in) provided by operating activities	(1,504,300)	1,226,742

Cash flows from investing activities:
Redemption of short-term investment grade securities	2,184,302	2,745,180
Purchases of property and equipment, including capitalization of labor costs for test equipment and ERP	(173,329)	(204,094)
Net cash provided by investing activities	2,010,973	2,541,086

Cash flows from financing activities:
Proceeds from exercise of stock options and warrants	1,000,780	219,348
Payment of payroll taxes on net issuance of employee stock options	(303,477)	(349,296)
Repayments on notes payable	-	(884,892)
Net cash provided by (used in) financing activities	697,303	(1,014,840)

Net change in cash and cash equivalents	1,203,976	2,752,988
Effect of exchange rates on cash	460,851	(50,165)
Cash and cash equivalents, beginning of period	6,794,093	4,048,948
Cash and cash equivalents, end of period	$8,458,920	$6,751,771

See accompanying notes to unaudited consolidated financial statements.

ONE STOP SYSTEMS, INC. (OSS)

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

	For the Six Months Ended June 30,
	2025	2024
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$26,793	$52,911
Cash paid during the period for income taxes	$278,754	$221,353

Supplemental disclosure of non-cash flow transactions:
Reclassification of inventories to property and equipment	$18,406	$-
Capitalization of right-of-use assets and operating lease liability	$2,438,697

See accompanying notes to unaudited consolidated financial statements.

ONE STOP SYSTEMS, INC. (OSS)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Six Month Periods Ended June 30, 2025 and 2024

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

Impacts resulting in part from tariffs and the threat of tariffs, ongoing military conflicts in Europe and Middle East, Federal Reserve and European Central Bank interest rate policy, inflation and the risk of inflation, and uncertainty about the timing and substance of U.S. government budgets and policy actions have contributed to economic uncertainty and capital markets volatility in the near term that have and could continue to negatively affect our operations. Weakness in the European and more specifically the German economy negatively affected our Bressner segment in 2024. Economic conditions have improved in 2025, but uncertainty, volatility, and the risk of recessionary conditions in Europe and North America remain elevated.

Tariffs and the threat of tariffs sanctioned by the United States have contributed to uncertainty and supply chain disruptions that could impact our operations. The Company's OSS segment conducts final assembly and test of products at our facility in California. However, we source components and subassemblies from both within and outside of the United States. While we attempt to pass on the cost of tariffs to our customers, our ability to do so is dependent upon many factors, including the predictability of tariff rates and market conditions for the Company's products. Management is closely monitoring and managing impacts and potential impacts to our business from ongoing trade policy developments.

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

NOTE 3 - SHORT-TERM INVESTMENTS

The Company’s short-term investments by significant investment category as of June 30, 2025, were as follows:

Description	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Accrued Interest	Estimated Fair Value
Level 1: (1)
Cash alternatives	$32,722	$-	$-	$-	$32,722
Certificates of deposit	990,000	2,226	-	5,468	997,694
	$1,022,722	$2,226	$-	$5,468	$1,030,416

(1)
Level 1 fair value estimates are based on quoted prices in active markets for identical assets or liabilities.

The Company’s short-term investments by significant investment category as of December 31, 2024, were as follows:

Description	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Accrued Interest	Estimated Fair Value
Level 1: (1)
Cash alternatives	$814,717	$-	$-	$-	$814,717
Certificates of deposit	2,349,000	4,572	-	48,776	2,402,348
	$3,163,717	$4,572	$-	$48,776	$3,217,065

(1)
Level 1 fair value estimates are based on quoted prices in active markets for identical assets or liabilities.

Cash alternatives represent cash balances in savings accounts and U.S. Treasury Bills that are temporarily on-hand that are immediately available for investments in accordance with the Company’s investment policy.

The Company typically invests in low risk securities and its investment policy limits the amount of credit exposure to any one issuer. The policy requires investments in fixed income instruments denominated and payable in U.S. dollars only and requires investments to have an investment grade credit rating, with a primary objective of minimizing the potential risk of principal loss.

NOTE 4 -ACCOUNTS RECEIVABLE

Accounts receivable, net consisted of the following for the periods indicated:

	June 30,	December 31,
	2025	2024
Accounts receivable	$7,257,734	$8,310,178
Less: allowance for credit losses	(145,074)	(132,807)
	$7,112,660	$8,177,371

Provision for bad debt expense related to accounts receivable was $4,879 and $0 for the three month periods ended June 30, 2025 and 2024, respectively, and $4,879 and $0 for the six month period ended June 30, 2025 and 2024, respectively.

The following tables represent the changes in the allowance for credit losses associated with our trade receivables for the six month periods ended June 30, 2025 and 2024.

	For the Six Months Ended June 30,
Allowance for Credit Losses	2025	2024
Balance on January 1,	$(132,807)	$(50,032)
Provision charged to expense	(4,879)	-
Receivables written-off	100	-
Effects of change in exchange rates	(7,488)	333
	$(145,074)	$(49,699)

NOTE 5 – INVENTORIES

Inventories, net consisted of the following for the periods indicated:

	June 30,	December 31,
	2025	2024
Raw materials	$10,307,419	$11,038,609
Sub-assemblies	1,019,401	887,440
Work-in-process	404,354	543,207
Finished goods	10,401,479	8,406,258
	22,132,653	20,875,514
Less: allowances for obsolete and slow-moving inventories	(7,533,334)	(7,699,357)
	$14,599,319	$13,176,156

NOTE 6 – ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consisted of the following for the periods indicated:

	June 30,	December 31,
	2025	2024
Accrued compensation and related liabilities	$1,270,051	$1,008,278
Deferred revenue	152,254	218,499
Customer deposits	-	26,607
Warranty reserve	554,786	501,726
Trade and other taxes	765,203	495,105
Other accrued expenses	773,760	2,556,461
	$3,516,054	$4,806,675

The table below presents the deferred revenue, warranties and deposit balances along with the significant activity affecting balances during the six month periods ended June 30, 2025 and 2024:

	June 30,	June 30,
Deferred revenue	2025	2024
Beginning balance	$218,499	$299,514
Deferral of revenue during the period	1,309,550	52,405
Recognition of unearned revenue from beginning of period	(173,768)	(98,816)
Recognition of unearned revenue from additions	(1,202,027)	(1,881)
Ending balance	$152,254	$251,222

	June 30,	June 30,
Customer deposits	2025	2024
Beginning balance	$(26,607)	$27,447
Additions during the period	(768,856)	3,275,864
Deposits recognized from beginning of period	-	(1,756,282)
Deposits recognized from additions	795,463	(280,552)
Ending balance	$-	$1,266,477

As of June 30, 2025, the Company had approximately $4,171,013 of remaining performance obligations under fully funded contracts for which the Company's performance obligations are satisfied over time and for which the customer receives benefits as the Company performs. These performance obligations are expected to be satisfied within 2025.

Revenue from customers with non-U.S. billing addresses represented approximately 63% and 63% of the Company’s revenue during the three month periods ended June 30, 2025 and 2024, respectively, and 63% and 61% for the six month periods ended June 30, 2025 and 2024, respectively.

As of June 30, 2025, substantially all the Company’s long-lived assets are in the United States of America, except for assets of $452,380 located in Germany.

NOTE 7 – DEBT

Bank Lines of Credit

In April 2022, the Company obtained a domestic revolving line of credit of $2,000,000 at Torrey Pines Bank. To access this line of credit, the Company must maintain a minimum cash balance of $2,500,000 with the bank and maintain a maximum debt to tangible net worth of ratio of 1.00. The line of credit is also collateralized by the assets of the Company. No balance was outstanding on June 30, 2025 or December 31, 2024.

Bressner has three revolving lines of credit with German institutions, including Uni Credit Bank AG, Commerzbank AG, and VR Bank, with total availability of up to €2,700,000 (US $3,178,073) as of June 30, 2025. Borrowings under the lines of credit bear interest at a variable rate of Euribor plus a stated rate. The rates as of June 30, 2025, for the lines of credit ranged from 3.75% to 6.55%, with the balances remaining open indefinitely or until occurrence of a defined change of control event. There were no outstanding lines of credit balances as of June 30, 2025 or December 31, 2024.

Foreign Debt Obligations

Bressner had two term loans outstanding as of June 30, 2025, with an aggregate balance outstanding of €1,000,000 (US$1,177,064) as follows:

•
On December 31, 2024, Bressner han an outstanding note payable with UniCredit Bank for €500,000 with a maturity date of June 20, 2025 at an interest rate of 4.40%. On June 19, 2025, the note was further extended to December 22, 2025 at an interest rate of 3.75%, with accrued interest having been paid as current. The balance outstanding on the note as of June 30, 2025 and December 31, 2024, was €500,000 (US$588,532) and €500,000 (US$517,525), respectively.

•
On December 31, 2025, Bressner had an outstanding note payable with Commerzbank AG for €500,000 with a maturity date of March 31, 2025 at an interest rate of 4.75%. On March 31, 2025, the note was extended through September 30, 2025, and the interest rate was reduced to 3.9%, with accrued interest having been paid current as of March 31, 2025. The balance outstanding on the note as of June 30, 2025 and December 31, 2024, was €500,000 (US$588,532) and €500,000 (US$517,525), respectively.

A summary of outstanding debt obligations as of June 30, 2025, was as follows:

Loan Description	Current Interest Rate	Maturity Date	Balance (Euro)	Balance ($)	Current Portion
Foreign:
Commerzbank AG	3.90%	September-25	500,000	588,532	588,532
Uni Credit Bank AG	3.75%	December-25	500,000	588,532	588,532
			€1,000,000	$1,177,064	$1,177,064

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

Stock Options

A summary of stock option activity under the Company’s current equity incentive plans during the six month period ended June 30, 2025, was as follows:

	Stock Options Outstanding
	Number of Underlying Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding on January 1, 2025	1,140,550	$2.49	3.85	$1,019,680
Granted	-	$-	-	-
Forfeited / Canceled	(23,000)	$3.09	-	15,880
Exercised	(481,259)	$2.08	-	$707,690
Outstanding on June 30, 2025	636,291	$2.78	5.86	$508,820
Exercisable as of June 30, 2025	436,291	$2.70	4.91	$388,820

As of June 30, 2025, there was $384,133 of unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted average period of 1.20 years.

There were no options granted during the six month periods ended June 30, 2025 and 2024. The following table presents the grant date fair value of options vested and the intrinsic value of options exercised:

	For the Six Months Ended June 30,
	2025	2024
Grant date fair value of options vested	$688,212	$1,043,083
Intrinsic value of options exercised	$479,040	$132,058

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

The Company’s RSU activity for the six months ended June 30, 2025, was as follows:

	Restricted Stock Units
	Number of Underlying Shares	Weighted Average Grant Date Fair Value
Unvested on January 1, 2025	1,128,427	$3.04
Granted	653,539	$3.83
Vested	(388,442)	$2.54
Canceled	(7,764)	$3.25
Unvested on June 30, 2025	1,385,760	$3.16

As of June 30, 2025, there was $3,619,751 of unrecognized compensation cost related to unvested RSUs, which is expected to be recognized over a weighted average period of 1.19 years.

Stock-based compensation expense for the three and six month periods ended June 30, 2025 and 2024, was comprised of the following:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Stock-based compensation classified as:	2025	2024	2025	2024
General and administrative	$355,751	$367,592	$798,153	$586,726
Production	21,906	58,053	43,327	116,106
Marketing and selling	41,414	23,786	80,859	47,572
Product and programs	47,898	51,357	100,223	102,714
Research and development	48,805	56,410	105,773	112,820
	$515,774	$557,198	$1,128,335	$965,938

Warrants

The Company did not have any outstanding warrants as of June 30, 2025 or December 31, 2024.

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

In the opinion of management, after consultation with legal counsel, the ultimate disposition of any such matters as of June 30, 2025, are not expected to have a materially adverse effect on the consolidated financial position or results of operations of the Company.

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

Leases

The Company leases its offices, manufacturing, and warehouse facility in San Diego County under a non-cancellable operating lease. Our corporate headquarters are in a leased space comprising of approximately 29,342 square feet in Escondido, California under a lease that was last modified and extended in September 2023 and expires in August 2030. The Company also leases a 3,208 square foot facility in Salt Lake City, Utah, under a lease expiring in June 2025, that houses our Ion software development team. The Company extended the lease in Salt Lake City for an additional 12 months, with the lease commencing in July 2025 and expiring in June 2026, and the leased space was reduced from 3,208 square feet to 925 square feet. Additionally, we lease a 1,632 square foot facility located in Anaheim, California, with the lease expiring in July 2025. Bressner leases space in Germany comprising of 11,836 square feet on a month-to-month basis. In June 2024, Bressner leased an additional 2,500 square feet of office space in Germany on a month-to-month basis with payments of approximately $5,950 per month, beginning in October 2024.

In May 2025, Bressner entered into a lease agreement for approximately 15,629 square feet of office and warehouse space in Germany, with an initial lease term ending on June 30, 2030. The lease has an option to renew for additional five-year term that the Company is reasonably certain to exercise. Bressner expects to occupy the new facility in the second half of 2025, at which time the month to month lease for the other facility will be discontinued.

Other information related to leases as of the three and six month periods ended June 30, 2025 and 2024 was as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Operating lease expense	$278,673	$201,487	$483,563	$375,902
Total lease expense	$278,673	$201,487	$483,563	$375,902

Cash paid for amounts included in the measurement of operating lease liabilities:
Operating cash flows from operating leases	$130,756	$174,014	$260,318	$348,429

Weighted-average remaining lease term - operating leases			97.1 months	69.5 months
Weighted-average discount rate - operating leases			9.04%	13.60%

The following table presents the maturity of the Company’s operating lease liabilities as of June 30, 2025:

Year	Operating Leases
Remaining 2025	$398,105
2026	769,530
2027	762,487
2028	766,426
2029	783,223
Thereafter	2,204,577
Total lease payments	5,684,348
Less: Amount representing interest	(1,380,789)
Present value of lease payment	4,303,559
Less: current portion of operating lease obligation	(457,302)
Operating lease obligation, net of current portion	$3,846,257

Purchase Commitments

In the normal course of business, the Company may enter into purchase commitments for inventory components to be delivered based upon non-cancellable, pre-established, delivery schedules that are over a period that may exceed one year. Total non-cancellable purchase orders as of June 30, 2025 were $1,583,476.

Customer Concentration

During the three month periods ended June 30, 2025 and 2024, the Company had one and two customers, respectively, that accounted for (in the aggregate) approximately 12% and 27% of revenue, respectively. During the six month period ended June 30, 2025, the Company did not have any customers that accounted for 10% or more of total revenue. In the six month period ended June 30, 2024, the Company had one customer that accounted for approximately 11% of revenue. No other customers represented greater than 10% of our consolidated revenue in that period.

As of June 30, 2025 and December 31, 2024, the Company had one and two customers, respectively, that accounted for (in the aggregate) approximately 10% and 35%, respectively, of trade accounts receivables for which each of such customer’s balances represented 10% or greater of our consolidated trade accounts receivable balance.

During the three month periods ended June 30, 2025 and 2024, the Company had approximately 40% and 52%, respectively, of aggregate purchases from three and two vendors/suppliers, respectively, for which each represents greater than 10% of our consolidated purchases. During the six month periods ended June 30, 2025 and 2024, the Company had approximately 31% and 41%, respectively, of aggregate purchases from two vendors/suppliers in each period for which each represents greater than 10% of our consolidated purchases.

NOTE 10 – NET LOSS PER SHARE

Basic and diluted net loss per share were calculated as follows for the three and six month periods ended June 30, 2025 and 2024:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Basic and diluted net loss per share:
Numerator:
Net loss	$(2,020,730)	$(2,344,545)	$(4,038,364)	$(3,684,167)
Denominator:
Weighted average common shares outstanding - basic	21,687,808	20,931,798	21,534,925	20,820,516
Effect of dilutive securities	-	-	-	-
Weighted average common shares outstanding - diluted	21,687,808	20,931,798	21,534,925	20,820,516
Net loss per common share:
Basic	$(0.09)	$(0.11)	$(0.19)	$(0.18)
Diluted	$(0.09)	$(0.11)	$(0.19)	$(0.18)

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

Segment details for the three and six month periods ended June 30, 2025 and 2024, are as follows:

	For the Three Months Ended June 30, 2025			For the Three Months Ended June 30, 2024
	OSS	Bressner	Total	OSS	Bressner	Total
Revenues	$5,760,711	$8,347,874	$14,108,585	$5,522,034	$7,679,296	$13,201,330
Cost of revenues	(3,378,840)	(6,317,467)	(9,696,307)	(4,145,968)	(5,722,099)	(9,868,067)
Gross profit	2,381,871	2,030,407	4,412,278	1,376,065	1,957,197	3,333,263
Gross margin %	41.3%	24.3%	31.3%	24.9%	25.5%	25.2%

General and administrative	(1,907,425)	(478,776)	(2,386,201)	(2,009,289)	(398,109)	(2,407,398)
Marketing and selling	(1,658,753)	(666,377)	(2,325,130)	(1,626,586)	(628,542)	(2,255,128)
Research & development	(1,362,070)	(162,830)	(1,524,900)	(770,541)	(155,060)	(925,602)
Total operating expenses	(4,928,248)	(1,307,983)	(6,236,231)	(4,406,417)	(1,181,711)	(5,588,128)

(Loss) income from operations	$(2,546,377)	$722,424	$(1,823,953)	$(3,030,351)	$775,486	$(2,254,865)

	For the Six Months Ended June 30, 2025			For the Six Months Ended June 30, 2024
	OSS	Bressner	Total	OSS	Bressner	Total
Revenues	$10,967,521	$15,400,151	$26,367,672	$11,055,906	$14,797,210	$25,853,116
Cost of revenues	(6,216,441)	(11,741,962)	(17,958,403)	(7,787,064)	(11,009,496)	(18,796,560)
Gross profit	4,751,080	3,658,189	8,409,269	3,268,842	3,787,714	7,056,556
Gross margin %	43.3%	23.8%	31.9%	29.6%	25.6%	27.3%

General and administrative	(3,815,809)	(936,762)	(4,752,571)	(3,705,678)	(796,036)	(4,501,715)
Marketing and selling	(3,265,629)	(1,277,690)	(4,543,319)	(2,952,910)	(1,222,331)	(4,175,241)
Research & development	(2,567,212)	(314,980)	(2,882,192)	(1,595,098)	(301,381)	(1,896,479)
Total operating expenses	(9,648,650)	(2,529,432)	(12,178,082)	(8,253,686)	(2,319,749)	(10,573,435)

(Loss) income from operations	$(4,897,570)	$1,128,757	$(3,768,813)	$(4,984,844)	$1,467,965	$(3,516,879)

	For the Three Months Ended June 30, 2025			For the Three Months Ended June 30, 2024
	OSS	Bressner	Total	OSS	Bressner	Total
Interest income	$50,296	$-	$50,296	$118,619	$-	$118,619
Interest expense	-	(13,690)	(13,690)	(1,535)	(17,568)	(19,103)
Depreciation	(195,657)	(31,505)	(227,162)	(194,384)	(23,026)	(217,410)
Stock based compensation expense	(483,350)	(32,424)	(515,774)	(529,499)	(27,698)	(557,198)
Capital expenditures	(49,756)	(110,780)	(160,536)	(22,723)	(14,203)	(36,926)

	For the Six Months Ended June 30, 2025			For the Six Months Ended June 30, 2024
	OSS	Bressner	Total	OSS	Bressner	Total
Interest income	$123,362	$(555)	$122,807	$260,344	$-	$260,344
Interest expense	-	(27,876)	(27,876)	(3,864)	(50,581)	(54,445)
Depreciation	(390,437)	(60,572)	(451,009)	(508,374)	(54,904)	(563,278)
Stock based compensation expense	(1,061,755)	(66,580)	(1,128,335)	(910,541)	(55,397)	(965,938)
Capital expenditures	(56,197)	(117,132)	(173,329)	(91,859)	(112,235)	(204,094)

	June 30, 2025			December 31, 2024
	OSS	Bressner	Total	OSS	Bressner	Total
Total assets	$17,323,911	$22,051,907	$39,375,818	$20,552,197	$16,381,785	$36,933,982

NOTE 12 – SUBSEQUENT EVENTS

The Company's management has evaluated subsequent events after the consolidated balance sheet dated as of June 30, 2025, through the date of filing of this Quarterly Report. Based upon the evaluation, management has determined that, other than as disclosed herein, no subsequent events have occurred that would require recognition in the accompanying consolidated financial statements or disclosure in the notes thereto.

Enactment of the "One Beautiful Bill Act" (OBBBA)

On July 4, 2025, the President signed into law the reconciliation tax bill, commonly referred to as the "One Big Beautiful Bill Act" (OBBBA), which constitutes the enactment date under U.S. GAAP. Key corporate tax provisions of the OBBA include the restoration of 100% bonus depreciation, the introduction of new Section 174A permitting expensing of domestic research and experimental (R&E) expenditures, modifications to Section 163(j) interest expense limitations, updates to the rules governing global intangible low-taxed income (GILTI) and foreign-derived intangible income (FDII), amendments to energy credit provisions, and the expansion of Section 162(m) aggregation requirements.

Under U.S. GAAP, the effects of changes in tax laws are recognized in the period in which the new law is enacted. Accordingly, the impact of the OBBBA will be reflected in the Company's financial statement for the third quarter of 2025. The Company is currently assessing the impact of the OBBBA and, based on preliminary analysis, does not expect the new legislation to have a material effect on its financial statements.

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

Overview

The Company designs, manufactures, and markets specialized enterprise class high-performance compute, high speed switch fabrics and storage hardware and software, which are designed to target edge applications for artificial intelligence ("AI") / machine learning "ML", sensor processing, sensor fusion and autonomy. Edge computing is a form of computing that is done on platform or on site, connected with the data source or the user, rather than in the cloud, minimizing the need for data to be processed remotely. This growing trend increases computing performance and security, as the data does not have to travel to distant datacenter locations. Edge computing is most recognizable in applications such as sensor processing, sensor fusion, autonomy, and AI/ML. To meet the demands at the edge we offer specialized products and system solutions that consist of computers, switch fabrics and storage products that incorporate the latest state-of-the art components with embedded proprietary software. Such products and systems allow us to offer high-end solutions to be integrated into edge platforms in our target markets.

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

We believe that we are uniquely positioned as a specialized provider to address the needs of this market, providing custom servers, data acquisition platforms, compute accelerators, solid-state storage arrays, system input/output expansion systems, as well as edge optimized industrial and panel PCs, tablets, and handheld compute devices. Our systems also offer industry leading capabilities that occupy less physical space and require less power consumption. We deliver this high-end technology to our customers through the sale of equipment and embedded software.

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

On May 7, 2025, Mr. Ken Potashner notified the board of directors of his intent to not stand for re-election to the board of directors. He continued to serve until the end of his term at the Annual Meeting on May 14, 2025. Mr. Potashner's decision to not stand for re-election was not the result of any disagreement with the Company on any matter relating to the Company's operations, policies, or practices.

At the Annual Meeting on May 14, 2025, the Company's stockholders re-elected Mitch Herbets, Mike Dumont, Greg Matz, and Mike Knowles to serve on the board of directors. Additionally, at the Annual Meeting, Mr. David Basset was elected as the newest member to the board of directors.

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

“Unless otherwise provided by law, the certificate of incorporation or these bylaws, the holders of the majority of the voting power of the capital stock issued and outstanding and entitled to vote, present in person, or by remote communication, if applicable, or represented by proxy, shall constitute a quorum for the transaction of business at all meetings of the stockholders”

A copy of the Amended and Restated Bylaws is filed as Exhibit 3.1, which is incorporated by reference.

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

Results of Operations

The following tables set forth our results of operations for the three and six month periods ended June 30, 2025 and 2024, presented in dollars and as a percentage of revenue, respectively.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Revenue:
Product	$13,723,583	$11,753,124	$25,572,295	$24,040,170
Customer funded development	$385,002	1,448,206	795,377	1,812,946
	14,108,585	13,201,330	26,367,672	25,853,116
Cost of revenue:
Product	9,445,428	8,703,324	17,357,742	17,522,080
Customer funded development	250,879	1,164,743	600,661	1,274,480
	9,696,307	9,868,067	17,958,403	18,796,560
Gross profit	4,412,278	3,333,263	8,409,269	7,056,556
Operating expenses:
General and administrative	2,386,201	2,407,398	4,752,571	4,501,715
Marketing and selling	2,325,130	2,255,128	4,543,319	4,175,241
Research and development	1,524,900	925,602	2,882,192	1,896,479
Total operating expenses	6,236,231	5,588,128	12,178,082	10,573,435
Loss from operations	(1,823,953)	(2,254,865)	(3,768,813)	(3,516,879)
Other (expense) income, net:
Interest income	50,296	118,619	122,807	260,344
Interest expense	(13,690)	(19,103)	(27,876)	(54,445)
Other (expense) income, net	(9,195)	21,831	(30,828)	29,109
Total other income, net	27,411	121,347	64,103	235,008
Loss before income taxes	(1,796,542)	(2,133,518)	(3,704,710)	(3,281,871)
Provision for income taxes	224,188	211,027	333,654	402,296
Net loss	$(2,020,730)	$(2,344,545)	$(4,038,364)	$(3,684,167)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Revenue:
Product	97.3%	89.0%	97.0%	93.0%
Customer funded development	2.7%	11.0%	3.0%	7.0%
	100.0%	100.0%	100.0%	100.0%
Cost of revenue:
Product	66.9%	65.9%	65.8%	67.8%
Customer funded development	1.8%	8.8%	2.3%	4.9%
	68.7%	74.8%	68.1%	72.7%
Gross profit	31.3%	25.2%	31.9%	27.3%
Operating expenses:
General and administrative	16.9%	18.2%	18.0%	17.4%
Marketing and selling	16.5%	17.1%	17.2%	16.1%
Research and development	10.8%	7.0%	10.9%	7.3%
Total operating expenses	44.2%	42.3%	46.2%	40.9%
Loss from operations	-12.9%	-17.1%	-14.3%	-13.6%
Other income (expense), net:
Interest income	0.4%	0.9%	0.5%	1.0%
Interest expense	-0.1%	-0.1%	-0.1%	-0.2%
Other (expense) income, net	-0.1%	0.2%	-0.1%	0.1%
Total other income, net	0.2%	0.9%	0.2%	0.9%
Loss before income taxes	-12.7%	-16.2%	-14.1%	-12.7%
Provision for income taxes	1.6%	1.6%	1.3%	1.6%
Net loss	-14.3%	-17.8%	-15.3%	-14.3%

Comparison of the Three and Six Month Periods Ended June 30, 2025 and 2024:

Revenue, cost of revenue and gross profit:

	For the Three Months Ended June 30, 2025				For the Three Months Ended June 30, 2024
Entity:	Revenue	Cost of Revenue	Gross (loss) profit	Gross Margin %	Revenue	Cost of Revenue	Gross Profit	Gross Margin %
OSS	$5,760,711	$(3,378,840)	$2,381,871	41.3%	$5,522,034	$(4,145,968)	$1,376,065	24.9%
Bressner	8,347,874	(6,317,467)	2,030,407	24.3%	7,679,296	(5,722,099)	1,957,197	25.5%
	$14,108,585	$(9,696,307)	$4,412,278	31.3%	$13,201,329	$(9,868,067)	$3,333,263	25.2%

	For the Six Months Ended June 30, 2025				For the Six Months Ended June 30, 2024
Entity:	Revenue	Cost of Revenue	Gross Profit	Gross Margin %	Revenue	Cost of Revenue	Gross Profit	Gross Margin %
OSS	$10,967,521	$(6,216,441)	$4,751,080	43.3%	$11,055,906	$(7,787,064)	$3,268,842	29.6%
Bressner	15,400,151	(11,741,962)	3,658,189	23.8%	14,797,210	(11,009,496)	3,787,714	25.6%
	$26,367,672	$(17,958,403)	$8,409,269	31.9%	$25,853,116	$(18,796,560)	$7,056,556	27.3%

Revenue

For the three months ended June 30, 2025, our total revenue increased $907,255, or 6.9%, as compared to the same period in 2024. The OSS segment saw an increase in revenue of $238,677, or 4.3%, as compared to the same period in 2024. The primary contributors to this increase were higher revenues related to the development and production of custom server products for a defense customer, higher shipments of data storage products to a US government customer, and the initiation of shipments of server products to a medical devices customer, partially offset by lower volume of shipments to a commercial aerospace customer. Bressner experienced an increase of $668,578, or 8.7%, as compared to the same period in 2024, due to higher book-and-ship revenue in the quarter, as well as the impact of foreign exchange rates.

For the six months ended June 30, 2025, our total revenue increased $514,556, or 2%, as compared to the same period in 2024. The OSS segment saw a decrease in revenue of $88,385, or 0.8%. This decrease was primarily driven by lower volume of revenue to a commercial aerospace customer, partially offset by higher volume of revenue to a defense customer and a medical devices customer. Bressner experienced an increase in revenue of $602,941, or 4.1%, as compared to the same period in 2024, due to higher book-and-ship revenue in the period, as well as the impact of foreign exchange rates.

Cost of revenue and gross profit

Cost of revenue decreased by $171,760, or 1.7%, for the three months ended June 30, 2025, as compared to the same period in 2024. The OSS segment saw a decrease in cost of revenue of $767,128, or 18.5%, as compared to the same period in 2024. This decrease in cost of revenue was due to the non-recurrence of a $428,270 inventory charge recognized in the prior year quarter, as well as a more profitable mix of products shipped in the quarter. Bressner’s cost of revenue increased $595,368, or 10.4%, as compared to the same period in 2024, due primarily to higher revenue volume and the impact of foreign exchange rates.

The overall gross margin percentage was 31.3% for the three months ended June 30, 2025, an increase of 6.1 percentage points as compared to the prior year period in 2024 of 25.2%. OSS segment gross margin percentage for the three months ended June 30, 2025, was 41.3%, an increase of 16.4 percentage points as compared to the prior year period in 2024 of 24.9%. This increase was due to the non-recurrence of an inventory charge recognized in the prior year quarter, as well as a more profitable mix of products shipped in the quarter. Bressner contributed gross margin at a rate of 24.3%, as compared to the same period in 2024 of 25.5%, a decrease of 1.2 percentage points, due primarily to product mix.

Cost of revenue decreased $838,157, or 4.5%, for the six months ended June 30, 2025, as compared to the same period in 2024. The OSS segment saw a decrease in cost of revenue of $1,570,623, or 20.2%, as compared to the same period in 2024. This decrease in cost of revenue was mainly due to a more profitable mix of products shipped in the period, as well as the non-recurrence of $566,608 of inventory charges recognized in the prior year period. Bressner's cost of revenue increased $732,466, or 6.7%, as compared to the same period in 2024 due to higher revenue volume, a less profitable mix of products shipped in the quarter, and the impact of foreign exchange rates.

The overall gross margin percentage was 31.9% for the six months ended June 30, 2025, an increase of 4.6 percentage points as compared to the prior year period in 2024 of 27.3%. OSS segment gross margin percentage for the six months ended June 30, 2025, was 43.3%, an increase of 13.7 percentage points, as compared to the prior year period in 2024 of 29.6%. This increase was primarily due to a more profitable mix of products shipped in the period, as well as the non-recurrence of an inventory charge recognized in the prior year period. Bressner contributed gross margin at a rate of 23.8%, as compared to the same period in 2024 of 25.6%, a decrease of 1.8 percentage points, due primarily to product mix.

Operating expenses

General and administrative expense

General and administrative expense decreased $21,197, or 0.9%, for the three months ended June 30, 2025, as compared to the same period in 2024. The OSS segment experienced a decrease of $101,864, or 5.1%. This decrease in general and administrative expense is primarily attributable to a reduction in corporate general expenses, including board compensation. Bressner had an increase of $80,667, or 20.3%, as a result of higher salary and personnel costs, higher insurance costs, higher lease costs due to overlapping lease periods during the transition to a new facility, and the impact of foreign exchange rates. Overall, total general and administrative expense decreased as a percentage of revenue to 16.9% for the three months ended June 30, 2025, as compared to 18.2% during the same period in 2024.

General and administrative expense increased $250,856, or 5.6%, for the six months ended June 30, 2025, as compared to the same period in 2025. OSS segment general and administrative expense increased $110,130, or 3%, due primarily to increased stock compensation expense due to a higher grant date fair value of employee restricted stock units recognized as expense in the period, partially offset by a reduction in general corporate expenses. Bressner segment general and administrative expense increased $140,726, or 17.7%, primarily due to higher salary and personnel costs and higher lease cost due to overlapping lease periods during the transition to a new facility, as well as the impact of foreign exchange rates. Overall, total general and administrative expense increased as a percentage of revenue to 18% for the six months ended June 30, 2025, as compared to 17.4% during the same period in 2024.

Marketing and selling expense

Marketing and selling expense increased $70,002, or 3.1%, for the three months ended June 30, 2025, as compared to the same period in 2024. OSS had an increase of $32,167, or 2%, due to an increase in personnel costs. Bressner had an increase of $37,835, or 6%, due primarily to higher personnel costs and the impact of foreign exchange rates. Overall, total marketing and selling expense decreased as a percentage of revenue to 16.5% during the three months ended June 30, 2025, as compared to 17.1% during the same period in 2024.

Marketing and selling expense increased $368,078, or 8.8%, for the six months ended June 30, 2025, as compared to the same period in 2024. OSS segment marketing and selling expense increased $312,719, or 10.6%, due to an increase in personnel costs resulting from additions in headcount made during the course of 2024. Bressner segment marketing and selling expense increased $55,359, or 4.5%, due primarily to higher personnel costs and the impact of foreign exchange rates. Overall, total marketing and selling expense increased as a percentage of revenue to 17.2% for the six months ended June 30, 2025, as compared to 16.1% during the same period in 2024.

Research and development expense

Research and development expense increased $599,298, or 64.7%, for the three months ended June 30, 2025, as compared to the same period in 2024. OSS segment research and development expense increased $591,528, or 76.8%, due to higher engineering costs to support targeted investments in new product development. Bressner segment research and development expense increased $7,770, or 5%. Overall, total research and development expense as a percentage of revenue increased to 10.8% for the three months ended June 30, 2025, as compared to 7% during the same period in 2024.

Research and development expense increased $985,713, or 52%, for the six months ended June 30, 2025, as compared to the same period in 2024. OSS segment research and development expense increased $972,114, or 60.9%, due to higher engineering costs to support targeted investments in new product development. Bressner segment research and development expense increased $13,599, or 4.5%. Overall, total research and development expense as a percentage of revenue increased to 10.9% for the three months ended June 30, 2025, as compared to 7.3% during the same period in 2024.

Interest income

Interest income decreased $68,323 for the three months ended June 30, 2025, as compared to the same period in 2024. The decrease is primarily attributable to lower investment balances due to the company's usage of cash for operations and debt repayment.

Interest income decreased $137,537 for the six months ended June 30, 2025, as compared to the same period in 2024. The decrease is primarily attributable to lower investment balances due to the company's usage of cash for operations and debt repayment.

Interest expense

Interest expense decreased $5,413 for the three months ended June 30, 2025, as compared to the same period in 2024. The decrease is attributable to declining borrowing balances due to the repayment of debt, as well as lower interest rates on outstanding notes payable.

Interest expense decreased $26,569 for the six months ended June 30, 2025, as compared to the same period in 2024. The decrease is attributable to declining borrowing balances due to the repayment of debt, as well as lower interest rates on outstanding notes payable.

Other income (expense), net

Other income (expense), for the three months ended June 30, 2025, resulted in net other expense of $9,195, as compared to net other income of $21,831 in the same period in 2024, for a net decrease in other income of $31,026, attributable primarily to changes in foreign currency gain and losses.

Other income (expense), for the six months ended June 30, 2025, resulted in net other expenses of $30,828, as compared to net other income of $29,109 in the same period in 2024, for a a net decrease in other income of $59,937, attributable primarily to changes in foreign currency gain and losses.

Provision for income taxes

We have recorded an income tax provision of $224,188 and $211,027 for the three months ended June 30, 2025 and 2024, respectively, and $333,654 and $402,296 for the six months ended June 30, 2025 and 2024, respectively. The effective tax rate for the six months ended June 30, 2025 and 2024 differed from the statutory rate mainly due to permanent non-deductible goodwill amortization for Bressner, change in valuation allowance, deductions related to expenses of OSS stock options, research and development credits, and changes in reserves for uncertain tax positions, as well as projecting foreign and state tax liabilities for the year. The tax provision is predominately attributable to profit on operations in Germany.

Liquidity and Capital Resources

Historically, our primary sources of liquidity have been provided by public and private offerings of our securities and revenues generated from our business operations. As of June 30, 2025, we had total cash and cash equivalents of $8,458,920, with short-term investments of $1,030,416, and total net working capital of $23,171,142. Cash and cash equivalents held by Bressner totaled $4,354,279 on June 30, 2025. Bressner’s debt covenants limit the use of those funds by its parent company.

During the six month period ended June 30, 2025, we had a loss from operations of $3,768,813, with net cash used in operating activities of $1,504,300.

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

As of June 30, 2025, there remains an elevated level of uncertainty regarding the economic outlook. We intend to continue to monitor the effects of trade and tariff policy, inflation, global supply chain disruptions, and economic conditions, and, if appropriate, we may alter our plans to address such concerns as they may arise.

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

In April 2022, the Company obtained a domestic revolving line of credit of $2,000,000 at Torrey Pines Bank. To access this line of credit, the Company must maintain a minimum cash balance of $2,500,000 with the bank and maintain a maximum debt to tangible net worth of ratio of 1.00. The line of credit is also collateralized by the assets of the Company. No balance was outstanding on June 30, 2025 or December 31, 2024.

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

The following table summarizes our cash flows for the six month periods ended June 30, 2025 and 2024:

	For the Six Months Ended June 30,
Cash flows:	2025	2024
Net cash (used in) provided by operating activities	$(1,504,300)	$1,226,742
Net cash provided by investing activities	$2,010,973	$2,541,086
Net cash provided by (used in) financing activities	$697,303	$(1,014,840)

Operating Activities

During the six month period ended June 30, 2025, we used $1,504,300 in cash from operating activities, compared to cash generated from operating activities of $1,226,742 in the same period in 2024.

Net cash used in operating activities during the six month period ended June 30, 2025 was the result of three components: (i) net loss of $4,038,364; (ii) net adjustments to net loss for non-cash items of $1,094,477, of which the largest component was stock based compensation expense of $1,128,335; and (iii) cash provided by net changes in operating assets and liabilities of $1,439,587.

Cash provided by net changes in operating assets and liabilities for the six month period ended June 30, 2025 was $1,439,587, compared to $2,647,568 for the same period in 2024. The change in cash provided by net changes in working capital from the prior year period was primarily due to cash disbursements in 2025 related to accrued expenses for a contract loss and for accrued losses related to supplier material received on non-cancellable purchase orders.

In the six month period ended June 30, 2025, the total cash provided by changes in operating assets and liabilities of $1,439,587 was primarily due to an increase in accounts payable driven by timing of material receipts and payments and a decrease in accounts receivable due primarily to collections of customer payments for products shipped in Q4 2024, partially offset by cash usage from changes in accrued expenses due to cash disbursements related to a contract loss and supplier material received on non-cancellable purchase orders.

Our ability to generate cash from operations in future periods will depend in large part on our profitability, the rate and timing of collections of our accounts receivable, our inventory turns, and our ability to manage other areas of working capital, including accounts payable and accrued expenses.

Investing Activities

During the six month period ended June 30, 2025, the Company generated cash of $2,010,973 from investing activities, as compared to $2,541,086 provided by investing activities during the prior year period in 2024, a net reduction of $530,113. This change is attributable to a decrease in the number of short-term investments redeemed in the current year period as compared to the prior year period, partially offset by lower capital expenditures.

Financing Activities

During the six month period ended June 30, 2025, the Company generated $697,303 in cash from the exercise of options, net of payments of payroll taxes on the net issuance of employee stock. During the same period in 2024, cash used in financing activities was $1,014,840, which was driven by a usage of $884,892 for the repayment of debt and a usage of $349,296 for payment of tax on the net exercise of vested RSUs and employee stock options, partially offset by $219,348 of cash generated from the exercise of options.

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

We are experiencing delays in funding for customer projects, delays in delivery schedules based upon customer requirements, and an extended sales cycle. Such delays could negatively impact the Company’s results of operations for the year ending December 31, 2025. If such delays in orders continue in the future, our operating results will be further impacted, and our revenues may decline in future periods.

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

Inflation

We have recently experienced some and, continue to feel, the effects due to inflation in both the U.S. and Europe. Although the Company attempts to pass on increases in raw material, labor, energy and fuel-related costs to our customers, the Company’s ability to do so is dependent upon the rate and magnitude of any increase, competitive pressures, and market conditions for the Company’s products. There have been in the past, and may be in the future, periods of time during which increases in these costs cannot be fully recovered. These increasing costs are being aggressively managed by the Company and actions are being taken to minimize the impact to the Company. Inflation affects the Company’s manufacturing costs, distribution costs and operating expenses.

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

Concentration of credit risk

At times, deposits held with financial institutions may exceed the amount of insurance provided by the Federal Deposit Insurance Corporation (“FDIC”) and Securities Investor Protection Corporation (“SIPC”), both of which provide basic deposit coverage with limits up to $250,000 per owner. As of June 30, 2025, the Company had $2,782,190 in cash in our accounts that exceeded the insurance limits. The Company has not experienced any losses in these accounts and believes that the financial institutions at which such amounts are held are stable; however, no assurances can be provided as to such. In Germany, the deposit insurance is €100,000 per bank, per customer. Bressner has funds on deposit in both Euro and U.S. dollar denominations of €3,328,868 (US$3,918,290) with banks in excess of the insurance limits.

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Net loss	$(2,020,730)	$(2,344,545)	$(4,038,364)	$(3,684,167)
Depreciation	227,162	273,731	451,009	563,278
Amortization of right-of-use assets net of change in lease liability & ROU asset	51,876	(12,885)	49,844	43,112
Stock-based compensation expense	515,774	557,198	1,128,335	965,938
Interest expense	13,690	19,103	27,876	54,445
Interest income	(50,296)	(118,619)	(122,807)	(260,344)
Provision for income taxes	224,188	211,027	333,654	402,296
Adjusted EBITDA	$(1,038,336)	$(1,414,990)	$(2,170,453)	$(1,915,442)

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

The following table reconciles non-GAAP net loss and basic and diluted earnings per share:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Net loss	$(2,020,730)	$(2,344,545)	$(4,038,364)	$(3,684,167)
Stock-based compensation expense	515,774	557,198	1,128,335	965,938
Non-GAAP net loss	$(1,504,956)	$(1,787,347)	$(2,910,029)	$(2,718,229)
Non-GAAP net loss per share:
Basic	$(0.07)	$(0.09)	$(0.14)	$(0.13)
Diluted	$(0.07)	$(0.09)	$(0.14)	$(0.13)
Weighted average common shares outstanding:
Basic	21,687,808	20,931,798	21,534,925	20,820,516
Diluted	21,687,808	20,931,798	21,534,925	20,820,516

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

Investors should not infer from our presentation of this non-GAAP financial measure that these expenditures reflect all of our obligations which require cash. The following table reconciles cash provided by or used in operating activities, the most directly comparable GAAP financial measure, to free cash flow:

	For the Six Months Ended June 30,
Cash flow:	2025	2024
Net cash (used in) provided by operating activities	$(1,504,300)	$1,226,742
Capital expenditures	(173,329)	(204,094)
Free cash flow	$(1,677,629)	$1,022,648

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2025, which were identified in connection with management's evaluation required by paragraph (d) Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

(a) None.

(b) None.

(c) Rule 10b5-1 Trading Plans

During the six months ended June 30, 2025, none of our directors or officers entered into, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” that were intended to satisfy the affirmative defense conditions of Rule 10b5-1, in each case as defined in Item 408 of Regulation S-K.

Item 6. Exhibits.

Exhibit Index

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation (currently in effect).	8-K	001-38371	3.1	March 15, 2025

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					*

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					*

101 INS	Inline XBRL Instance Document with Embedded Linkbase Documents					**

101 SCH	Inline XBRL Taxonomy Extension Schema Document					**

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101 attachments)					**

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

One Stop Systems, Inc.

Date: August 7, 2025	By:	/s/ Michael Knowles
Michael Knowles
President and Chief Executive Officer (Principal Executive Officer)

Date: August 7, 2025	By:	/s/ Daniel Gabel
Daniel Gabel
Chief Financial Officer (Principal Financial and Accounting Officer)