Form 10-Q
period 2025-09-30
ONE STOP SYSTEMS, INC.
filed 2025-11-05
CIK 1394056

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of October 31, 2025, the registrant had 24,515,491 shares of common stock (par value $0.0001) outstanding.

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
•
cybersecurity incidents or data breaches that could disrupt operations or compromise proprietary information;
•
changes in current legislation, regulations and economic conditions regarding federal governmental tariffs, the implementation of federal government budget cuts, a prolonged government shutdown and the potential that any of the foregoing disrupts our operations, and delays contract awards, funding under new or existing contracts and overall uncertainty regarding defense budgets and government spending;
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

One Stop Systems, the One Stop Systems logo, and other trademarks or service marks of One Stop Systems appearing in this Quarterly Report are the property of One Stop Systems, Inc. This Quarterly Report also includes trademarks, trade names and service marks that are the property of other organizations. Solely for convenience, trademarks and trade names referred to in this Quarterly Report appear without the ® and ™ symbols, but those references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights, or that the applicable owner will not assert its rights, to these trademarks and trade names.

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

The results of operations for the three month and nine month periods ended September 30, 2025, are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2025.

ONE STOP SYSTEMS, INC. (OSS)

CONSOLIDATED BALANCE SHEETS

	Unaudited	Audited
	September 30,	December 31,
	2025	2024
ASSETS
Current assets
Cash and cash equivalents	$6,508,020	$6,794,093
Short-term investments (Note 3)	-	3,217,065
Accounts receivable, net (Note 4)	12,024,553	8,177,371
Inventories, net (Note 5)	15,326,919	13,176,156
Prepaid expenses and other current assets	2,138,861	836,364
Total current assets	35,998,353	32,201,048
Property and equipment, net	1,519,045	1,669,026
Operating lease right-of use assets	4,012,747	1,536,094
Deposits and other	38,093	38,093
Goodwill	1,489,722	1,489,722
Total Assets	$43,057,960	$36,933,982

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$6,033,999	$2,068,017
Accrued expenses and other liabilities (Note 6)	4,145,292	4,806,675
Current portion of operating lease obligation (Note 9)	513,093	285,937
Borrowing on bank lines of credit (Note 7)	1,000,000	-
Current portion of notes payable (Note 7)	1,173,116	1,035,050
Total current liabilities	12,865,500	8,195,679
Deferred tax liability, net	39,781	52,574
Operating lease obligation, net of current portion (Note 9)	3,812,931	1,513,684
Total liabilities	16,718,212	9,761,937
Commitments and contingencies (Note 9)
Stockholders’ equity
Common stock, $0.0001 par value; 50,000,000 shares authorized; 22,008,583 and 21,148,810 shares issued and outstanding	2,201	2,115
Additional paid-in capital	51,168,618	49,082,737
Accumulated other comprehensive income	996,867	140,254
Accumulated deficit	(25,827,938)	(22,053,061)
Total stockholders’ equity	26,339,748	27,172,045
Total Liabilities and Stockholders' Equity	$43,057,960	$36,933,982

See accompanying notes to unaudited consolidated financial statements.

ONE STOP SYSTEMS, INC. (OSS)

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue:
Product	$18,460,660	$12,682,241	$44,032,955	$36,722,411
Customer funded development	295,539	1,018,856	1,090,916	2,831,802
	18,756,199	13,701,097	45,123,871	39,554,213
Cost of revenue:
Product	11,967,908	14,601,408	29,325,649	32,123,488
Customer funded development	95,919	817,427	696,580	2,091,907
	12,063,827	15,418,835	30,022,229	34,215,395
Gross profit (loss)	6,692,372	(1,717,738)	15,101,642	5,338,818
Operating expenses:
General and administrative	2,344,776	2,057,092	7,097,346	6,558,807
Marketing and selling	2,328,973	2,008,824	6,872,293	6,184,065
Research and development	1,448,521	950,373	4,330,713	2,846,852
Total operating expenses	6,122,270	5,016,289	18,300,352	15,589,724
Income (loss) from operations	570,102	(6,734,027)	(3,198,710)	(10,250,906)
Other (expense) income, net:
Interest income	36,433	116,596	159,240	376,940
Interest expense	(15,065)	(16,465)	(42,941)	(70,910)
Other (expense) income, net	(61,102)	(14,402)	(91,930)	14,707
Total other (expense) income, net	(39,734)	85,729	24,369	320,737
Income (loss) before income taxes	530,368	(6,648,298)	(3,174,341)	(9,930,169)
Provision for income taxes	266,881	167,086	600,535	569,382
Net income (loss)	$263,487	$(6,815,384)	$(3,774,876)	$(10,499,551)

Net income (loss) per share:
Basic	$0.01	$(0.32)	$(0.17)	$(0.50)
Diluted	$0.01	$(0.32)	$(0.17)	$(0.50)

Weighted average common shares outstanding:
Basic	21,952,963	21,049,270	21,675,802	20,897,324
Diluted	22,840,761	21,049,270	21,675,802	20,897,324

See accompanying notes to unaudited consolidated financial statements.

ONE STOP SYSTEMS, INC. (OSS)

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Net income (loss)	$263,487	$(6,815,384)	$(3,774,876)	$(10,499,551)
Other comprehensive income (loss):
Net unrealized (loss) gain on short-term investments	(2,226)	7,855	(4,572)	445
Currency translation adjustment	(386,112)	482,779	861,185	301,955
Total other comprehensive (loss) income	(388,338)	490,634	856,613	302,400
Comprehensive loss	$(124,851)	$(6,324,750)	$(2,918,263)	$(10,197,151)

See accompanying notes to unaudited consolidated financial statements.

ONE STOP SYSTEMS, INC. (OSS)

UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Three and Nine Month Periods Ended September 30, 2025

	Common Stock			Accumulated Other	Accumulated	Total
	Shares	Amount	Additional Paid-in-Capital	Comprehensive income	(Deficit) Earnings	Stockholders' Equity
Balance, January 1, 2025	21,148,810	$2,115	$49,082,737	$140,254	$(22,053,061)	$27,172,045
Stock-based compensation	-	-	1,128,335	-	-	1,128,335
Exercise of stock options, RSUs and warrants	771,969	77	1,000,703	-	-	1,000,780
Taxes paid on net issuance of employee stock options	-	-	(303,477)	-	-	(303,477)
Currency translation adjustment	-	-	-	1,247,298	-	1,247,298
Net unrealized loss on short-term investments	-	-	-	(2,346)	-	(2,346)
Net loss	-	-	-	-	(4,038,364)	(4,038,364)
Balance, June 30, 2025	21,920,779	2,192	50,908,298	1,385,205	(26,091,425)	26,204,271
Stock-based compensation	-	-	444,621	-	-	444,621
Exercise of stock options, RSUs and warrants	87,804	9	22,199	-	-	22,208
Taxes paid on net issuance of employee stock options	-	-	(206,500)	-	-	(206,500)
Currency translation adjustment	-	-	-	(386,112)	-	(386,112)
Net unrealized loss on short-term investments	-	-	-	(2,226)	-	(2,226)
Net income	-	-	-	-	263,487	263,487
Balance, September 30, 2025	22,008,583	$2,201	$51,168,618	$996,867	$(25,827,938)	$26,339,748

See accompanying notes to unaudited consolidated financial statements.

ONE STOP SYSTEMS, INC. (OSS)

UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Three and Nine Month Periods Ended September 30, 2024

	Common Stock			Accumulated Other	Accumulated	Total
	Shares	Amount	Additional Paid-in-Capital	Comprehensive income	(Deficit) Earnings	Stockholders' Equity
Balance, January 1, 2024	20,661,341	$2,066	$47,323,673	$675,310	$(8,418,727)	$39,582,322
Stock-based compensation	-	-	965,938	-	-	965,938
Exercise of stock options, RSUs and warrants	336,042	33	219,315	-	-	219,348
Taxes paid on net issuance of employee stock options	-	-	(349,296)	-	-	(349,296)
Currency translation adjustment	-	-	-	(180,824)	-	(180,824)
Net unrealized loss on short-term investments	-	-	-	(7,410)	-	(7,410)
Net loss	-	-	-	-	(3,684,167)	(3,684,167)
Balance, June 30, 2024	20,997,383	2,099	48,159,630	487,076	(12,102,894)	36,545,911
Stock-based compensation	-	-	458,011	-	-	458,011
Exercise of stock options, RSUs and warrants	117,151	12	18,388	-	-	18,400
Taxes paid on net issuance of employee stock options	-	-	(73,268)	-	-	(73,268)
Currency translation adjustment	-	-	-	482,779	-	482,779
Net unrealized gain on short-term investments	-	-	-	7,855	-	7,855
Net loss	-	-	-	-	(6,815,384)	(6,815,384)
Balance, September 30, 2024	21,114,534	$2,111	$48,562,761	$977,710	$(18,918,278)	$30,624,303

See accompanying notes to unaudited consolidated financial statements.

ONE STOP SYSTEMS, INC. (OSS)

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(3,774,876)	$(10,499,551)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Deferred income taxes	(534,594)	(551,567)
Loss on disposal of property and equipment	-	354
Provision for bad debt	48,375	40,000
Warranty reserves	30,000	(45,000)
Depreciation	676,777	815,420
Amortization of right-of-use assets	154,509	312,396
Inventory reserves	(553,702)	7,351,278
Stock-based compensation expense	1,572,956	1,423,949
Changes in operating assets and liabilities:
Accounts receivable	(3,334,841)	(1,003,287)
Inventories	(543,527)	(888,972)
Prepaid expenses and other current assets	(697,773)	(348,364)
Accounts payable	3,689,669	2,823,183
Accrued expenses and other liabilities	(1,551,215)	2,993,729
Operating lease liabilities	(107,373)	(280,023)
Net cash (used in) provided by operating activities	(4,925,615)	2,143,545

Cash flows from investing activities:
Redemption of short-term investment grade securities	3,212,492	4,592,052
Purchases of property and equipment, including capitalization of labor costs for test equipment and ERP	(467,879)	(298,789)
Net cash provided by investing activities	2,744,613	4,293,263

Cash flows from financing activities:
Proceeds from exercise of stock options and warrants	1,022,988	237,748
Payment of payroll taxes on net issuance of employee stock options	(509,977)	(422,564)
Proceeds (repayments) from bank lines of credit	1,000,000	(959,373)
Net cash provided by (used in) financing activities	1,513,011	(1,144,189)

Net change in cash and cash equivalents	(667,991)	5,292,619
Effect of exchange rates on cash	381,918	61,041
Cash and cash equivalents, beginning of period	6,794,093	4,048,948
Cash and cash equivalents, end of period	$6,508,020	$9,402,608

See accompanying notes to unaudited consolidated financial statements.

ONE STOP SYSTEMS, INC. (OSS)

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

	For the Nine Months Ended September 30,
	2025	2024
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$39,023	$69,376
Cash paid during the period for income taxes	$458,833	$353,876

Supplemental disclosure of non-cash flow transactions:
Reclassification of inventories to property and equipment	$18,406	$12,106
Capitalization of right-of-use assets and operating lease liabilities	$2,495,918	$-

See accompanying notes to unaudited consolidated financial statements.

ONE STOP SYSTEMS, INC. (OSS)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Nine Month Periods Ended September 30, 2025 and 2024

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

Impacts resulting in part from tariffs and the threat of tariffs, ongoing military conflicts in Europe and Middle East, Federal Reserve and European Central Bank interest rate policy, inflation and the risk of inflation, and uncertainty about the timing and substance of U.S. government budgets and policy actions have contributed to economic uncertainty and capital markets volatility in the near term that have and could continue to negatively affect our operations. Weakness in the European and more specifically the German economy negatively affected our Bressner segment in 2024. Economic conditions have improved in 2025, but uncertainty, volatility, and the risk of recessionary conditions in Europe and North America remain. As of September 30, 2025, the U.S. Federal Government had entered a shutdown following expiration of the continuing resolution. Prolonged shutdowns could delay awards or funding for U.S. defense programs that involve our products or customers.

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

In recent years, we have experienced increased supplier pricing, long lead-times, unavailability or limited supplies of certain products, protracted delivery dates, changes in minimum order quantities to secure products, and/or shortages of certain parts and supplies that are necessary components for the products and services we offer to our customers. While these supply chain pressures have eased in recent quarters, recent geopolitical and trade policy developments and uncertainty have increased the risk of continued or increased impacts to our supply chain in the near-term.

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

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

There have been no changes to our accounting policies disclosed in our audited consolidated financial statements and the related notes for the period ended September 30, 2025.

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

Recent Accounting Pronouncements

On December 14, 2023, the FASB issued ASU 2023-09, Improvement to Income Tax Disclosure (Topic 740) which establishes new income tax disclosure requirements in addition to modifying and eliminating certain existing requirements. Under the new guidance, entities must consistently categorize and provide greater disaggregation of information in the rate reconciliation. The Company must also further disaggregate income taxes paid. The objective of these disclosure requirements is for an entity, particularly an entity operating in multiple jurisdictions, to disclose sufficient information to enable users of financial statements to understand the nature and magnitude of factors contributing to the difference between the effective tax rate and the statutory tax rate. The standard is intended to benefit investors by providing more detailed income tax disclosures that would be useful in making capital allocation decisions. This guidance applies to annual periods beginning after December 15, 2024. The Company does not expect adoption to have any material impact to our results of operations or consolidated financial statements.

On November 4, 2024, the FASB issued ASU 2024-03 "Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses" which requires disaggregated disclosure of certain income statement expenses. This amendment introduces enhanced guidance regarding presentation of certain income statement expense items and requires disclosure of certain types of expenses in the footnotes to the financial statements. This guidance applies to annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. The Company does not expect adoption to have any material impact to our results of operations or consolidated financial statements.

NOTE 3 - SHORT-TERM INVESTMENTS

The Company’s short-term investments by significant investment category as of September 30, 2025, were as follows:

Description	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Accrued Interest	Estimated Fair Value
Level 1: (1)
Cash alternatives	$-	$-	$-	$-	$-
Certificates of deposit	-	-	-	-	-
	$-	$-	$-	$-	$-

(1)
Level 1 fair value estimates are based on quoted prices in active markets for identical assets or liabilities.

The Company’s short-term investments by significant investment category as of December 31, 2024, were as follows:

Description	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Accrued Interest	Estimated Fair Value
Level 1: (1)
Cash alternatives	$814,717	$-	$-	$-	$814,717
Certificates of deposit	2,349,000	4,572	-	48,776	2,402,348
	$3,163,717	$4,572	$-	$48,776	$3,217,065

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

NOTE 4 -ACCOUNTS RECEIVABLE

Accounts receivable, net consisted of the following for the periods indicated:

	September 30,	December 31,
	2025	2024
Accounts receivable	$10,840,823	$8,310,178
Unbilled receivables	1,374,445	-
Accounts receivable	12,215,268	8,310,178
Less: allowance for credit losses	(190,715)	(132,807)
	$12,024,553	$8,177,371

Unbilled receivables include amounts associated with percentage of completion and milestone billing accounting, which includes cost and gross profit earned in excess of billing, not currently billable due to contractual provisions.

Provision for credit losses related to accounts receivable was $43,496 and $40,000 for the three month periods ended September 30, 2025 and 2024, respectively, and $48,375 and $40,000 for the nine month periods ended September 30, 2025 and 2024, respectively.

The following tables represent the changes in the allowance for credit losses associated with our trade receivables for the nine month periods ended September 30, 2025 and 2024.

	For the Nine Months Ended September 30,
Allowance for Credit Losses	2025	2024
Balance on January 1,	$(132,807)	$(50,032)
Provision charged to expense	(48,375)	(40,000)
Receivables written-off	100	-
Effects of change in exchange rates	(9,633)	(103)
	$(190,715)	$(90,135)

NOTE 5 – INVENTORIES

Inventories, net consisted of the following for the periods indicated:

	September 30,	December 31,
	2025	2024
Raw materials	$10,136,685	$11,038,609
Sub-assemblies	966,054	887,440
Work-in-process	663,330	543,207
Finished goods	10,830,899	8,406,258
	22,596,968	20,875,513
Less: allowances for obsolete and slow-moving inventories	(7,270,049)	(7,699,357)
	$15,326,919	$13,176,156

NOTE 6 – ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consisted of the following for the periods indicated:

	September 30,	December 31,
	2025	2024
Accrued compensation and related liabilities	$1,699,921	$1,008,278
Deferred revenue	123,041	218,499
Customer deposits	80,274	26,607
Warranty reserve	583,311	501,726
Trade and other taxes	872,201	495,105
Other accrued expenses	786,544	2,556,461
	$4,145,292	$4,806,675

The tables below present the deferred revenue and deposit balances along with the significant activity affecting balances during the nine month periods ended September 30, 2025 and 2024:

	September 30,	September 30,
Deferred revenue	2025	2024
Beginning balance	$218,499	$299,514
Deferral of revenue during the period	5,047,814	74,863
Recognition of unearned revenue from beginning of period	(185,716)	(199,843)
Recognition of unearned revenue from additions	(4,957,556)	(12,881)
Ending balance	$123,041	$161,653

	September 30,	September 30,
Customer deposits	2025	2024
Beginning balance	$26,607	$27,447
Additions during the period	916,186	11,427,311
Deposits recognized from beginning of period	(552)	(10,155)
Deposits recognized from additions	(861,967)	(10,226,072)
Ending balance	$80,274	$1,218,531

As of September 30, 2025, the Company had approximately $1,579,324 of remaining performance obligations under fully funded contracts for which the Company's performance obligations are satisfied over time and for which the customer receives benefits as the Company performs. These performance obligations are expected to be satisfied within 2025.

Revenue from customers with non-U.S. billing addresses represented approximately 53% and 55% of the Company’s revenue during the three month periods ended September 30, 2025 and 2024, respectively, and 59% and 59% for the nine month periods ended September 30, 2025 and 2024, respectively.

As of September 30, 2025, substantially all the Company’s long-lived assets are in the United States of America, except for assets of $668,746 located in Germany.

NOTE 7 – DEBT

Bank Lines of Credit

In April 2022, the Company obtained a domestic revolving line of credit of $2,000,000 at Torrey Pines Bank. To access this line of credit, the Company must maintain a minimum cash balance of $2,500,000 with the bank and maintain a maximum debt to tangible net worth of ratio of 1.00. The line of credit is also collateralized by the assets of the Company. Borrowings under the line of credit bear interest at a rate equal to the prime rate. The rate as of September 30, 2025 was 7.25%. The balance outstanding on the line of credit was $1,000,000 and $0 on September 30, 2025 and December 31, 2024 respectively.

Bressner has three revolving lines of credit with German institutions, including Uni Credit Bank AG, Commerzbank AG, and VR Bank, with total availability of up to €2,700,000 (US $3,167,413) as of September 30, 2025. Borrowings under the lines of credit bear interest at a variable rate of Euribor plus a stated rate. The rates as of September 30, 2025, for the lines of credit ranged from 3.75% to 6.55%, with the balances remaining open indefinitely or until occurrence of a defined change of control event. Bressner did not have any outstanding lines of credit balances as of September 30, 2025 or December 31, 2024.

Foreign Debt Obligations

Bressner had two term loans outstanding as of September 30, 2025, with an aggregate balance outstanding of €1,000,000 (US $1,173,116) as follows:

•
On December 31, 2024, Bressner had an outstanding note payable with UniCredit Bank for €500,000 with a maturity date of June 20, 2025 at an interest rate of 4.40%. On June 19, 2025, the note was extended to December 22, 2025 at an interest rate of 3.75%, with accrued interest having been paid as current. The balance outstanding on the note as of September 30, 2025 and December 31, 2024, was €500,000 (US $586,558) and €500,000 (US $517,525), respectively.

•
On December 31, 2024, Bressner had an outstanding note payable with Commerzbank AG for €500,000 with a maturity date of March 31, 2025 at an interest rate of 4.75%. On March 31, 2025, the note was extended through September 30, 2025, and the interest rate was reduced to 3.9%, with accrued interest having been paid current as of March 31, 2025. On September 30, 2025, the note was further extended through March 31, 2026 and the interest rate was further reduced to 3.5%, with accrued interest having been paid as current. The balance outstanding on the note as of September 30, 2025 and December 31, 2024, was €500,000 (US $586,558) and €500,000 (US$517,525), respectively.

A summary of outstanding debt obligations as of September 30, 2025, was as follows:

Loan Description	Current Interest Rate	Maturity Date	Balance (Euro)	Balance ($)	Current Portion
Domestic:
Torrey Pines Bank	7.25%			1,000,000	1,000,000
Total Domestic				$1,000,000	$1,000,000

Foreign:
Commerzbank AG	3.50%	March-26	500,000	586,558	586,558
Uni Credit Bank AG	3.75%	December-25	500,000	586,558	586,558
Total Foreign			€1,000,000	$1,173,116	$1,173,116

Total Outstanding Debt Obligations				$2,173,116	$2,173,116

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

Stock Options

A summary of stock option activity under the Company’s current equity incentive plans during the nine month period ended September 30, 2025, was as follows:

	Stock Options Outstanding
	Number of Underlying Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding on January 1, 2025	1,140,550	$2.49	3.85	$1,019,680
Granted	-	$-	-	-
Forfeited / Canceled	(26,000)	$2.96	-	62,340
Exercised	(493,011)	$2.08	-	$1,619,560
Outstanding on September 30, 2025	621,539	$2.80	5.73	$1,591,895
Exercisable as of September 30, 2025	421,539	$2.73	4.81	$1,109,895

As of September 30, 2025, there was $334,358 of unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted average period of 0.84 years.

There were no options granted during the nine month periods ended September 30, 2025 and 2024. The following table presents the grant date fair value of options vested and the intrinsic value of options exercised:

	For the Nine Months Ended September 30,
	2025	2024
Grant date fair value of options vested	$675,895	$1,033,327
Intrinsic value of options exercised	$528,143	$132,083

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

The Company’s RSU activity for the nine months ended September 30, 2025, was as follows:

	Restricted Stock Units
	Number of Underlying Shares	Weighted Average Grant Date Fair Value
Unvested on January 1, 2025	1,128,427	$3.04
Granted	653,539	$3.83
Vested	(511,919)	$2.52
Canceled	(142,350)	$2.54
Unvested on September 30, 2025	1,127,697	$3.31

As of September 30, 2025, there was $2,987,924 of unrecognized compensation cost related to unvested RSUs, which is expected to be recognized over a weighted average period of 0.98 years.

Stock-based compensation expense for the three and nine month periods ended September 30, 2025 and 2024, was comprised of the following:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Stock-based compensation classified as:	2025	2024	2025	2024
General and administrative	$283,559	$304,917	$1,081,712	$891,643
Production	22,420	12,654	65,747	128,760
Marketing and selling	40,742	37,322	121,601	84,894
Product and programs	48,778	57,521	149,001	160,235
Research and development	49,122	45,597	154,895	158,417
	$444,621	$458,011	$1,572,956	$1,423,949

Warrants

The Company did not have any outstanding warrants as of September 30, 2025 or December 31, 2024.

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

In the opinion of management, after consultation with legal counsel, the ultimate disposition of any such matters as of September 30, 2025, are not expected to have a materially adverse effect on the consolidated financial position or results of operations of the Company.

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

Leases

The Company leases its offices, manufacturing, and warehouse facility in San Diego County under a non-cancellable operating lease. Our corporate headquarters are in a leased space comprising of approximately 29,342 square feet in Escondido, California under a lease that was last modified and extended in September 2023 and expires in August 2030. The Company also leases a facility in Salt Lake City, Utah that houses our Ion software development team. This lease expired on June 30, 2025, and the Company extended the lease for an additional 12 months, with the lease commencing in July 2025 and expiring in June 2026. In the lease extension, the leased space was reduced from 3,208 square feet to 925 square feet. Additionally, we lease a 1,632 square foot facility located in Anaheim, California. This lease expired in July 31, 2025 and the company extended the lease through January 31, 2026.

Bressner leases space in Germany comprising of 11,836 square feet on a month-to-month basis. In June 2024, Bressner leased an additional 2,500 square feet of office space in Germany on a month-to-month basis with payments of approximately $5,950 per month, beginning in October 2024. In May 2025, Bressner entered into a lease agreement for approximately 15,629 square feet of office and warehouse space in Germany, with an initial lease term ending on June 30, 2030. The lease has an option to renew for additional five-year term that the Company is reasonably certain to exercise. Bressner is transitioning operations into the new facility; when such transition is complete, the month to month lease for the other facility will be discontinued.

Other information related to leases as of the three and nine month periods ended September 30, 2025 and 2024 was as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Operating lease expense	$312,521	$206,462	$796,084	$582,364
Total lease expense	$312,521	$206,462	$796,084	$582,364

Cash paid for amounts included in the measurement of operating lease liabilities:
Operating cash flows from operating leases	$228,900	$170,777	$489,218	$519,206

Weighted-average remaining lease term - operating leases			92.8 months	67.8 months
Weighted-average discount rate - operating leases			9.06%	13.6%

The following table presents the maturity of the Company’s operating lease liabilities as of September 30, 2025:

Year	Operating Leases
Remaining 2025	$228,874
2026	847,295
2027	820,433
2028	802,462
2029	789,660
Thereafter	2,239,983
Total lease payments	5,728,707
Less: Amount representing interest	(1,402,683)
Present value of lease payment	4,326,024
Less: current portion of operating lease obligation	(513,093)
Operating lease obligation, net of current portion	$3,812,931

Purchase Commitments

In the normal course of business, the Company may enter into purchase commitments for inventory components to be delivered based upon non-cancellable, pre-established, delivery schedules that are over a period that may exceed one year. Total non-cancellable purchase orders as of September 30, 2025 were $3,110,328.

Customer Concentration

During the three month periods ended September 30, 2025 and 2024, the Company had two and one customers, respectively, that accounted for (in the aggregate) approximately 37.2% and 13.6% of revenue, respectively. During the nine month periods ended September 30, 2025 and 2024, the Company had two and one customers, respectively, that accounted for, in the aggregate, approximately 24.9% and 10% of revenue, respectively. No other customers represented greater than 10% of our consolidated revenue in these periods.

As of September 30, 2025 and December 31, 2024, the Company had two customers, in each period, that accounted for (in the aggregate) approximately 35%, in each period, of trade accounts receivables for which each of such customer’s balances represented 10% or greater of our consolidated trade accounts receivable balance.

During the three month periods ended September 30, 2025 and 2024, the Company had approximately 23% and 37%, respectively, of aggregate purchases from one and two vendors/suppliers, respectively, for which each represents greater than 10% of our consolidated purchases. During the nine month periods ended September 30, 2025 and 2024, the Company had approximately 21% and 36%, respectively, of aggregate purchases from one and two vendors/suppliers, respectively, for which each represents greater than 10% of our consolidated purchases.

NOTE 10 – NET LOSS PER SHARE

Basic and diluted net loss per share were calculated as follows for the three and nine month periods ended September 30, 2025 and 2024:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Basic and diluted net income (loss) per share:
Numerator:
Net income (loss)	$263,487	$(6,815,384)	$(3,774,876)	$(10,499,551)
Denominator:
Weighted average common shares outstanding - basic	21,952,963	21,049,270	21,675,802	20,897,324
Effect of dilutive securities	887,798	-	-	-
Weighted average common shares outstanding - diluted	22,840,761	21,049,270	21,675,802	20,897,324
Net loss per common share:
Basic	$0.01	$(0.32)	$(0.17)	$(0.50)
Diluted	$0.01	$(0.32)	$(0.17)	$(0.50)

NOTE 11 – SEGMENT AND GEOGRAPHIC INFORMATION

The Company operates in two reportable segments: OSS and Bressner. OSS designs, manufactures, and markets specialized enterprise class high-performance compute, high speed switch fabrics, and storage hardware and software to target edge applications. Bressner operates as a system integrator with standard and custom all-in-one hardware systems and components for many kinds of industrial environments. The Chief Operating Decision Maker (CODM) evaluates financial performance on a Company-wide basis.

Segment Information

The accounting policies of the segments are the same as those described in the summary of significant accounting policies of the Company. Intersegment sales are generally recorded at cost plus a specified fee or at a negotiated fixed price. Intersegment sales are eliminated in consolidation and segment results are presented net of eliminations.

The Company's CODM is our Chief Executive Officer. The CODM evaluates performance for both reportable segments based on segment gross profit and segment operating profit. The CODM uses these measures to assess actual and forecasted segment performance and to make decisions regarding the allocation of capital and personnel.

Segment details for the three and nine month periods ended September 30, 2025 and 2024, are as follows:

	For the Three Months Ended September 30, 2025			For the Three Months Ended September 30, 2024
	OSS	Bressner	Total	OSS	Bressner	Total
Revenues	$9,262,517	$9,493,682	$18,756,199	$6,460,290	$7,240,807	$13,701,097
Cost of revenues	(5,040,827)	(7,023,000)	(12,063,827)	(9,770,332)	(5,648,503)	(15,418,835)
Gross profit (loss)	4,221,690	2,470,682	6,692,372	(3,310,042)	1,592,304	(1,717,738)
Gross margin %	45.6%	26.0%	35.7%	-51.2%	22.0%	-12.5%

General and administrative	(1,728,012)	(616,764)	(2,344,776)	(1,624,043)	(433,049)	(2,057,092)
Marketing and selling	(1,632,506)	(696,467)	(2,328,973)	(1,444,433)	(564,391)	(2,008,824)
Research & development	(1,271,637)	(176,884)	(1,448,521)	(792,808)	(157,565)	(950,373)
Total operating expenses	(4,632,155)	(1,490,115)	(6,122,270)	(3,861,284)	(1,155,005)	(5,016,289)

(Loss) income from operations	$(410,465)	$980,567	$570,102	$(7,171,326)	$437,299	$(6,734,027)

	For the Nine Months Ended September 30, 2025			For the Nine Months Ended September 30, 2024
	OSS	Bressner	Total	OSS	Bressner	Total
Revenues	$20,230,038	$24,893,833	$45,123,871	$17,516,196	$22,038,017	$39,554,213
Cost of revenues	(11,257,267)	(18,764,962)	(30,022,229)	(17,557,397)	(16,657,998)	(34,215,395)
Gross profit (loss)	8,972,771	6,128,871	15,101,642	(41,201)	5,380,019	5,338,818
Gross margin %	44.4%	24.6%	33.5%	-0.2%	24.4%	13.5%

General and administrative	(5,543,820)	(1,553,526)	(7,097,346)	(5,329,722)	(1,229,085)	(6,558,807)
Marketing and selling	(4,898,135)	(1,974,158)	(6,872,293)	(4,397,342)	(1,786,723)	(6,184,065)
Research & development	(3,838,850)	(491,863)	(4,330,713)	(2,387,906)	(458,946)	(2,846,852)
Total operating expenses	(14,280,805)	(4,019,547)	(18,300,352)	(12,114,970)	(3,474,754)	(15,589,724)

(Loss) income from operations	$(5,308,034)	$2,109,324	$(3,198,710)	$(12,156,171)	$1,905,265	$(10,250,906)

	For the Three Months Ended September 30, 2025			For the Three Months Ended September 30, 2024
	OSS	Bressner	Total	OSS	Bressner	Total
Interest income	$36,433	$-	$36,433	$116,596	$-	$116,596
Interest expense	(2,424)	(12,641)	(15,065)	-	(16,465)	(16,465)
Depreciation	(192,841)	(32,927)	(225,768)	(221,954)	(30,188)	(252,142)
Stock based compensation expense	(411,687)	(32,934)	(444,621)	(419,729)	(38,281)	(458,011)
Capital expenditures	(52,433)	(242,117)	(294,550)	(81,302)	(13,393)	(94,695)

	For the Nine Months Ended September 30, 2025			For the Nine Months Ended September 30, 2024
	OSS	Bressner	Total	OSS	Bressner	Total
Interest income	$159,795	$(555)	$159,240	$376,940	$-	$376,940
Interest expense	(2,424)	(40,517)	(42,941)	(3,864)	(67,046)	(70,910)
Depreciation	(583,278)	(93,499)	(676,777)	(730,328)	(85,092)	(815,420)
Stock based compensation expense	(1,473,442)	(99,514)	(1,572,956)	(1,330,270)	(93,678)	(1,423,949)
Capital expenditures	(108,630)	(359,249)	(467,879)	(173,161)	(125,628)	(298,789)

	September 30, 2025			December 31, 2024
	OSS	Bressner	Total	OSS	Bressner	Total
Total assets	$18,183,262	$24,874,698	$43,057,960	$20,552,197	$16,381,785	$36,933,982

NOTE 12 – SUBSEQUENT EVENTS

The Company's management has evaluated subsequent events after the consolidated balance sheet dated as of September 30, 2025, through the date of filing of this Quarterly Report. Based upon the evaluation, management has determined that, other than as disclosed herein, no subsequent events have occurred that would require recognition in the accompanying consolidated financial statements or disclosure in the notes thereto.

Registered Direct Offering of Common Stock

On September 29, 2025, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with institutional investors (the “Investors”), pursuant to which the Company agreed to issue and sell to the Investors in a registered direct offering (the “Offering”) 2,500,000 shares of the Company’s Common Stock (the “Common Stock”), par value $0.0001 per share. The Common Stock was sold pursuant to a prospectus supplement, filed on October 1, 2025 to the Registration Statement on Form S-3, originally filed on August 18, 2023 with the SEC (File No. 333-274073), and declared effective by the SEC on August 25, 2023. The Company received aggregate gross proceeds from the Offering of $12,500,000 before deducting the placement agents’ fees and the Company’s Offering expenses. The Offering closed on October 1, 2025.

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

The global increase in load on cloud infrastructure and increase in AI applications are the primary factors driving the growth of the edge computing market. We market our products to manufacturers of automated equipment used for medical, industrial, and military applications. Our customer applications often require connection to a wide array of data sources and sensors, ultra-fast processing power, and the ability to quickly access and store large and ever-growing data sets at their physical location (rather than in the cloud). This equipment requires datacenter class performance optimized for deployment at the edge in challenging environments. Many of these edge applications have unique requirements, including special and compact form factors ruggedized for harsh conditions, which cannot be accommodated by traditional products designed for controlled air-conditioned datacenters.

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

Recent Developments

Registered Direct Offering of Common Stock

On September 29, 2025, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with institutional investors (the “Investors”), pursuant to which the Company agreed to issue and sell to the Investors in a registered direct offering (the “Offering”) 2,500,000 shares of the Company’s Common Stock (the “Common Stock”), par value $0.0001 per share. The Common Stock was sold pursuant to a prospectus supplement, filed on October 1, 2025 to the Registration Statement on Form S-3, originally filed on August 18, 2023 with the SEC (File No. 333-274073), and declared effective by the SEC on August 25, 2023. The Company received aggregate gross proceeds from the Offering of $12,500,000 before deducting the placement agents’ fees and the Company’s Offering expenses. The Offering closed on October 1, 2025.

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

Research and Development

Research and development expense consists primarily of employee compensation and related expenses for research and development functions, certain prototype expenses, depreciation associated with assets acquired for research and development, third-party engineering and contractor support costs, as well as certain overhead expenses which are allocated to research and development expense. We expect variability in our research and development expenses due to the timing of new product development and introductions.

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

Results of Operations

The following tables set forth our results of operations for the three and nine month periods ended September 30, 2025 and 2024, presented in dollars and as a percentage of revenue, respectively.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue:
Product	$18,460,660	$12,682,241	$44,032,955	$36,722,411
Customer funded development	295,539	1,018,856	1,090,916	2,831,802
	18,756,199	13,701,097	45,123,871	39,554,213
Cost of revenue:
Product	11,967,908	14,601,408	29,325,649	32,123,488
Customer funded development	95,919	817,427	696,580	2,091,907
	12,063,827	15,418,835	30,022,229	34,215,395
Gross profit (loss)	6,692,372	(1,717,738)	15,101,642	5,338,818
Operating expenses:
General and administrative	2,344,776	2,057,092	7,097,346	6,558,807
Marketing and selling	2,328,973	2,008,824	6,872,293	6,184,065
Research and development	1,448,521	950,373	4,330,713	2,846,852
Total operating expenses	6,122,270	5,016,289	18,300,352	15,589,724
Income (loss) from operations	570,102	(6,734,027)	(3,198,710)	(10,250,906)
Other (expense) income, net:
Interest income	36,433	116,596	159,240	376,940
Interest expense	(15,065)	(16,465)	(42,941)	(70,910)
Other (expense) income, net	(61,102)	(14,402)	(91,930)	14,707
Total other (expense) income, net	(39,734)	85,729	24,369	320,737
Income (loss) before income taxes	530,368	(6,648,298)	(3,174,341)	(9,930,169)
Provision for income taxes	266,881	167,086	600,535	569,382
Net income (loss)	$263,487	$(6,815,384)	$(3,774,876)	$(10,499,551)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue:
Product	98.4%	92.6%	97.6%	92.8%
Customer funded development	1.6%	7.4%	2.4%	7.2%
	100.0%	100.0%	100.0%	100.0%
Cost of revenue:
Product	63.8%	106.6%	65.0%	81.2%
Customer funded development	0.5%	6.0%	1.5%	5.3%
	64.3%	112.5%	66.5%	86.5%
Gross profit (loss)	35.7%	-12.5%	33.5%	13.5%
Operating expenses:
General and administrative	12.5%	15.0%	15.7%	16.6%
Marketing and selling	12.4%	14.7%	15.2%	15.6%
Research and development	7.7%	6.9%	9.6%	7.2%
Total operating expenses	32.6%	36.6%	40.6%	39.4%
Income (loss) from operations	3.0%	-49.1%	-7.1%	-25.9%
Other (expense) income, net:
Interest income	0.2%	0.9%	0.4%	1.0%
Interest expense	-0.1%	-0.1%	-0.1%	-0.2%
Other (expense) income, net	-0.3%	-0.1%	-0.2%	0.0%
Total other (expense) income, net	-0.2%	0.6%	0.1%	0.8%
Income (loss) before income taxes	2.8%	-48.5%	-7.0%	-25.1%
Provision for income taxes	1.4%	1.2%	1.3%	1.4%
Net income (loss)	1.4%	-49.7%	-8.4%	-26.5%

Comparison of the Three and Nine Month Periods Ended September 30, 2025 and 2024:

Revenue, cost of revenue and gross profit:

	For the Three Months Ended September 30, 2025				For the Three Months Ended September 30, 2024
Entity:	Revenue	Cost of Revenue	Gross Profit	Gross Margin %	Revenue	Cost of Revenue	Gross (Loss) Profit	Gross Margin %
OSS	$9,262,517	$(5,040,827)	$4,221,690	45.6%	$6,460,290	$(9,770,332)	$(3,310,042)	-51.2%
Bressner	9,493,682	(7,023,000)	2,470,682	26.0%	7,240,807	(5,648,503)	1,592,304	22.0%
	$18,756,199	$(12,063,826)	$6,692,372	35.7%	$13,701,097	$(15,418,835)	$(1,717,738)	-12.5%

	For the Nine Months Ended September 30, 2025				For the Nine Months Ended September 30, 2024
Entity:	Revenue	Cost of Revenue	Gross Profit	Gross Margin %	Revenue	Cost of Revenue	Gross (Loss) Profit	Gross Margin %
OSS	$20,230,038	$(11,257,267)	$8,972,771	44.4%	$17,516,196	$(17,557,397)	$(41,201)	-0.2%
Bressner	24,893,833	(18,764,962)	6,128,871	24.6%	22,038,017	(16,657,998)	5,380,018	24.4%
	$45,123,871	$(30,022,229)	$15,101,642	33.5%	$39,554,213	$(34,215,395)	$5,338,817	13.5%

Revenue

For the three months ended September 30, 2025, our total revenue increased $5,055,102, or 36.9%, as compared to the same period in 2024. The OSS segment saw an increase in revenue of $2,802,227, or 43.4%, as compared to the same period in 2024. The primary contributors to this increase were higher revenues related to the development and production of custom server products for a defense customer, higher shipments of data storage products to a defense prime customer, shipments of server products to a medical devices customer, and shipments of compute and server products for an autonomous maritime application to a customer in Asia. Bressner experienced an increase of $2,252,875, or 31.1%, as compared to the same period in 2024, due to higher demand across multiple industrial end markets, as well as the impact of foreign exchange rates.

For the nine months ended September 30, 2025, our total revenue increased $5,569,658, or 14.1%, as compared to the same period in 2024. The OSS segment saw an increase in revenue of $2,713,842, or 15.5%. This increase was primarily driven by higher revenues related to development and production of custom server products for a defense customer, higher shipments of data storage products to a defense prime customer and to a US government customer, and the initiation of shipments of server products to a medical devices customer. This increase was partially offset by lower volume of revenue to a commercial aerospace customer. Bressner experienced an increase in revenue of $2,855,816, or 13%, due to higher book-and-ship revenue in the period, higher demand across multiple industrial end markets, as well as the impact of foreign exchange rates.

Cost of revenue and gross profit

Cost of revenue decreased by $3,355,008, or 21.8%, for the three months ended September 30, 2025, as compared to the same period in 2024. The OSS segment saw a decrease in cost of revenue of $4,729,505, or 48.4%, as compared to the same period in 2024. This decrease in cost of revenue was due to the non-recurrence of a $6,099,259 inventory charge recognized in the prior year quarter and a more profitable mix of products shipped in the quarter, partially offset by higher revenue volume. Bressner’s cost of revenue increased $1,374,497, or 24.3%, as compared to the same period in 2024, due primarily to higher revenue volume and the impact of foreign exchange rates, partially offset by a more profitable mix of products shipped in the quarter.

The overall gross margin percentage was 35.7% for the three months ended September 30, 2025, compared to a gross margin percentage of -12.5% in the prior year period. OSS segment gross margin percentage for the three months ended September 30, 2025, was 45.6%, compared to a gross margin percentage of -51.2% in the prior year period. This increase was due to the non-recurrence of an inventory charge recognized in the prior year quarter, as well as a more profitable mix of products shipped in the quarter. Bressner contributed gross margin at a rate of 26%, as compared to the same period in 2024 of 22%, due primarily to product mix.

Cost of revenue decreased $4,193,166, or 12.3%, for the nine months ended September 30, 2025, as compared to the same period in 2024. The OSS segment saw a decrease in cost of revenue of $6,300,130, or 35.9%, as compared to the same period in 2024. This decrease in cost of revenue was mainly due to the non-recurrence of $6,665,867 of inventory charges recognized in the prior year period and a more profitable mix of products shipped in the period, partially offset by higher revenue volume. Bressner's cost of revenue increased $2,106,964, or 12.6%, as compared to the same period in 2024 due primarily to higher revenue volume and the impact of foreign exchange rates.

The overall gross margin percentage was 33.5% for the nine months ended September 30, 2025, compared to a gross margin percentage of 13.5% in the same period in 2024. OSS segment gross margin percentage for the nine months ended September 30, 2025, was 44.4%, compared to a gross margin percentage of -0.2% in the same period in 2024. This increase was primarily due to the non-recurrence of inventory charges recognized in the prior year period and a more profitable mix of products shipped in the period. Bressner contributed gross margin at a rate of 24.6%, as compared to the same period in 2024 of 24.4%, an increase of 0.2 percentage points, due primarily to product mix.

Operating expenses

General and administrative expense

General and administrative expense increased $287,684, or 14%, for the three months ended September 30, 2025, as compared to the same period in 2024. The OSS segment experienced an increase of $103,969, or 6.4%. This increase in general and administrative expense is primarily attributable to higher salary and personnel expenses due to annual escalation and the impact of severence expenses. Bressner had an increase of $183,715, or 42.4%, as a result of higher salary and personnel costs, higher insurance costs, higher lease costs due to overlapping lease periods during the transition to a new facility, and the impact of foreign exchange rates. Overall, total general and administrative expense decreased as a percentage of revenue to 12.5% for the three months ended September 30, 2025, as compared to 15% during the same period in 2024.

General and administrative expense increased $538,539, or 8.2%, for the nine months ended September 30, 2025, as compared to the same period in 2024. OSS segment general and administrative expense increased $214,098, or 4%, due primarily to higher salary and personnel expenses due to annual escalation and the impact of severence expenses and increased stock compensation expense due to a higher grant date fair value of employee restricted stock units recognized as expense in the period, partially offset by a reduction in general corporate expenses, including board compensation. Bressner segment general and administrative expense increased $324,441, or 26.4%, primarily due to higher salary and personnel costs and higher lease cost due to overlapping lease periods during the transition to a new facility, as well as the impact of foreign exchange rates. Overall, total general and administrative expense decreased as a percentage of revenue to 15.7% for the nine months ended September 30, 2025, as compared to 16.6% during the same period in 2024.

Marketing and selling expense

Marketing and selling expense increased $320,149, or 15.9%, for the three months ended September 30, 2025, as compared to the same period in 2024. OSS had an increase of $188,073, or 13%, due primarily to an increase in personnel costs. Bressner had an increase of $132,076, or 23.4%, due primarily to higher personnel costs and the impact of foreign exchange rates. Overall, total marketing and selling expense decreased as a percentage of revenue to 12.4% during the three months ended September 30, 2025, as compared to 14.7% during the same period in 2024.

Marketing and selling expense increased $688,228, or 11.1%, for the nine months ended September 30, 2025, as compared to the same period in 2024. OSS segment marketing and selling expense increased $500,794, or 11.4%, due to an increase in personnel costs resulting from additions in headcount made during the course of 2024. Bressner segment marketing and selling expense increased $187,434, or 10.5%, due primarily to higher personnel costs and the impact of foreign exchange rates. Overall, total marketing and selling expense decreased as a percentage of revenue to 15.2% for the nine months ended September 30, 2025, as compared to 15.6% during the same period in 2024.

Research and development expense

Research and development expense increased $498,148, or 52.4%, for the three months ended September 30, 2025, as compared to the same period in 2024. OSS segment research and development expense increased $478,829, or 60.4%, due to higher engineering costs to support targeted investments in new product development. Bressner segment research and development expense increased $19,319, or 12.3%, due primarily to the impact of foreign exchange rates. Overall, total research and development expense as a percentage of revenue increased to 7.7% for the three months ended September 30, 2025, as compared to 6.9% during the same period in 2024.

Research and development expense increased $1,483,861 or 52.1%, for the nine months ended September 30, 2025, as compared to the same period in 2024. OSS segment research and development expense increased $1,450,944, or 60.8%, due to higher engineering costs to support targeted investments in new product development. Bressner segment research and development expense increased $32,917, or 7.2%, due primarily to the impact of foreign exchange rates. Overall, total research and development expense as a percentage of revenue increased to 9.6% for the nine months ended September 30, 2025, as compared to 7.2% during the same period in 2024.

Interest income

Interest income decreased $80,163 for the three months ended September 30, 2025, as compared to the same period in 2024. The decrease is primarily attributable to lower investment balances due to the company's usage of cash for operations.

Interest income decreased $217,700 for the nine months ended September 30, 2025, as compared to the same period in 2024. The decrease is primarily attributable to lower investment balances due to the company's usage of cash for operations and debt repayment.

Interest expense

Interest expense decreased $1,400 for the three months ended September 30, 2025, as compared to the same period in 2024. The decrease is primarily attributable to as lower interest rates on outstanding notes payable.

Interest expense decreased $27,969 for the nine months ended September 30, 2025, as compared to the same period in 2024. The decrease is attributable to declining borrowing balances due to the repayment of debt, as well as lower interest rates on outstanding notes payable.

Other income (expense), net

Other income (expense), for the three months ended September 30, 2025, resulted in net other expense of $61,102, as compared to net other expense of $14,402 in the same period in 2024, for an increase in net other expense of $46,700, attributable primarily to changes in foreign currency gain and losses.

Other income (expense), for the nine months ended September 30, 2025, resulted in net other expenses of $91,930, as compared to net other income of $14,707 in the same period in 2024, for a a net decrease in other income of $106,637, attributable primarily to changes in foreign currency gain and losses.

Provision for income taxes

We have recorded an income tax provision of $266,881 and $167,086 for the three months ended September 30, 2025 and 2024, respectively, and $600,535 and $569,382 for the nine months ended September 30, 2025 and 2024, respectively. The effective tax rate for the nine months ended September 30, 2025 and 2024 differed from the statutory rate mainly due to permanent non-deductible goodwill amortization for Bressner, change in valuation allowance, deductions related to expenses of OSS stock options, research and development credits, and changes in reserves for uncertain tax positions, as well as projecting foreign and state tax liabilities for the year. The tax provision is predominately attributable to profit on operations in Germany.

Liquidity and Capital Resources

Historically, our primary sources of liquidity have been provided by public and private offerings of our securities and revenues generated from our business operations. As of September 30, 2025, we had total cash and cash equivalents of $6,508,020 and total net working capital of $23,132,853. Cash and cash equivalents held by Bressner totaled $3,765,771 on September 30, 2025. Bressner’s debt covenants limit the use of those funds by its parent company.

During the nine month period ended September 30, 2025, we had a loss from operations of $3,198,710, with net cash used in operating activities of $4,925,615.

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

As of September 30, 2025, there remains an elevated level of uncertainty regarding the economic outlook. We intend to continue to monitor the effects of trade and tariff policy, inflation, global supply chain disruptions, and economic conditions, and, if appropriate, we may alter our plans to address such concerns as they may arise. On September 30, 2025, the continuing resolution that funded U.S. government operations expired, and the federal government began shutdown procedures. A prolonged shutdown could delay the timing of new contract awards, funding on existing defense programs, and payments from U.S. government or prime contractor customers. Any such delays could temporarily increase our working capital requirements and reduce near-term liquidity. Management is monitoring the situation and evaluating potential mitigation measures, including managing expenditures and maintaining access to available borrowing capacity under our revolving credit facility.

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

In April 2022, the Company obtained a domestic revolving line of credit of $2,000,000 at Torrey Pines Bank. To access this line of credit, the Company must maintain a minimum cash balance of $2,500,000 with the bank and maintain a maximum debt to tangible net worth of ratio of 1.00. The line of credit is also collateralized by the assets of the Company. The balance outstanding on this line of credit was $1,000,000 and $0 on September 30, 2025 and December 31, 2024, respectively.

Additionally, in August 2023, we filed a new registration statement on Form S-3 (Registration No. 333-274073) with the SEC, which became effective on August 25, 2023 ("the Form S-3"), and allows us to offer and sell up to an aggregate of $100,000,000 of our common stock, preferred stock, debt securities, warrants to purchase our common stock, preferred stock or debt securities, subscription rights to purchase our common stock, preferred stock or debt securities and/or units consisting of some or all of these securities, in any combination, together or separately, in one or more offerings, in amounts, at prices and on the terms that we will determine at the time of the offering and which will be set forth in a prospectus supplement and any related free writing prospectus. In the event that we need additional financing, we may choose to consummate an offering of our securities under the Form S-3 in order to raise capital.

On September 29, 2025, the Company entered into a Securities Purchase Agreement with certain institutional investors, pursuant to which the Company agreed to issue and sell to the Investors in a registered direct offering 2,500,000 shares of the Company’s Common Stock, par value $0.0001 per share. The Common Stock was sold pursuant to a prospectus supplement, filed on October 1, 2025, supplementing the Registration Statement on Form S-3. The Company received aggregate gross proceeds from the Offering of $12,500,000 before deducting the placement agents’ fees and the Company’s Offering expenses. The Offering closed on October 1, 2025; as such, the proceeds of this offering are not reflected on the Company's consolidated balance sheets as of September 30, 2025.

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

If cash generated from operations is insufficient to satisfy our capital requirements, we may borrow from our revolving line of credit with our bank (subject to satisfaction of certain borrowing conditions), may have to sell additional equity or debt securities, or may obtain expanded credit facilities to fund our operating expenses, pay our obligations, diversify our geographical reach, and grow the Company. In the event such financing is needed in the future, there can be no assurance that such financing will be available to us, or, if available, that it will be in amounts and on terms acceptable to us. If we cannot raise additional funds when we need or want them, our operations and prospects could be negatively affected. However, if cash flows from operations become insufficient to continue operations at the current level, and if no additional financing were obtained, then management would consider restructuring the Company in a way to preserve its business while maintaining expenses within operating cash flows.

The following table summarizes our cash flows for the nine month periods ended September 30, 2025 and 2024:

	For the Nine Months Ended September 30,
Cash flows:	2025	2024
Net cash (used in) provided by operating activities	$(4,925,615)	$2,143,545
Net cash provided by investing activities	$2,744,613	$4,293,263
Net cash provided by (used in) financing activities	$1,513,011	$(1,144,189)

Operating Activities

During the nine month period ended September 30, 2025, we used $4,925,615 in cash from operating activities, compared to cash generated from operating activities of $2,143,545 in the same period in 2024.

Net cash used in operating activities during the nine month period ended September 30, 2025 was the result of three components: (i) net loss of $3,774,876; (ii) net adjustments to net loss for non-cash items of $1,394,321, of which the largest component was stock based compensation expense of $1,572,956; and (iii) cash used from net changes in operating assets and liabilities of $2,545,060.

Cash used from net changes in operating assets and liabilities for the nine month period ended September 30, 2025 was $2,545,060, compared to cash provided by net changes in operating assets and liabilities of $3,296,266 for the same period in 2024. The change in cash due to net changes in working capital was primarily due to an increase in accounts receivable associated with ramping revenue, as well as cash disbursements in 2025 related to accrued expenses for a contract loss and for accrued losses related to supplier material received on non-cancellable purchase orders.

Our ability to generate cash from operations in future periods will depend in large part on our profitability, the rate and timing of collections of our accounts receivable, our inventory turns, and our ability to manage other areas of working capital, including accounts payable and accrued expenses.

Investing Activities

During the nine month period ended September 30, 2025, the Company generated cash of $2,744,613 from investing activities, as compared to $4,293,263 provided by investing activities during the prior year period in 2024, a net reduction of $1,548,650. This change is attributable to a decrease in the number of short-term investments redeemed in the current year period as compared to the prior year period, as well as higher capital expenditures primarily associated with facility-related investments at Bressner.

Financing Activities

During the nine month period ended September 30, 2025, the Company generated $1,513,011 in cash from financing activities, compared to a usage of $1,144,189 of cash from financing activities in the same period of 2024. The change was due to proceeds from borrowings on bank lines of credit of $1,000,000 in the current year period, compared to repayments on bank lines of credit of $959,373 in the period year period. Additionally, proceeds from the exercise of employee stock options net of payment of tax on the net exercise of vested RSUs and employee stock options provided cash of $513,011 in the current year period, compared to a net usage of $184,816 in the prior year period.

Known Trends or Uncertainties

We have experienced delays in funding for customer projects, delays in delivery schedules based upon customer requirements, and an extended sales cycle. Such delays could negatively impact the Company’s results of operations for the year ending December 31, 2025. If such delays in orders continue in the future, our operating results will be further impacted, and our revenues may decline in future periods.

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

We have received notifications from certain of our suppliers of extended lead times for certain components used in our products. Extended lead times or other supply chain disruptions could lead to extended delivery cycles, impacting the timing of revenue and working capital. Management is closely monitoring developments within our supply chain.

Inflation

We have recently experienced and continue to experience effects due to inflation in both the U.S. and Europe. Although the Company attempts to pass on increases in raw material, labor, energy and fuel-related costs to our customers, the Company’s ability to do so is dependent upon the rate and magnitude of any increase, competitive pressures, and market conditions for the Company’s products. There have been in the past, and may be in the future, periods of time during which increases in these costs cannot be fully recovered. These increasing costs are being aggressively managed by the Company and actions are being taken to minimize the impact to the Company. Inflation affects the Company’s manufacturing costs, distribution costs and operating expenses.

U.S. Government Budget Environment

On September 30, 2025, the Continuing Resolution (CR) allowing government agencies and departments to operate expired without the passage of an extended CR or an Appropriations Act. As a result, the U.S. government began shutdown procedures, to include furlough of certain government employees. The duration of the shutdown is unknown at this time. Our business and results of operations may be impacted by disruptions to U.S. government operations, and these impacts may include delays in contract awards and new program starts. A prolonged shutdown could delay new awards, funding on existing defense-related projects involving U.S. government agencies and prime contractor customers. These delays may temporarily affect the timing of our revenue recognition, increase our working capital requirements, or reduce near-term liquidity. Management is monitoring the situation and evaluation potential mitigation measures, including managing expenditures and maintaining access to available borrowing capacity under our revolving credit facility.

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

Concentration of credit risk

At times, deposits held with financial institutions may exceed the amount of insurance provided by the Federal Deposit Insurance Corporation (“FDIC”) and Securities Investor Protection Corporation (“SIPC”), both of which provide basic deposit coverage with limits up to $250,000 per owner. As of September 30, 2025, the Company had $2,492,250 in cash in our accounts that exceeded the insurance limits. The Company has not experienced any losses in these accounts and believes that the financial institutions at which such amounts are held are stable; however, no assurances can be provided as to such. In Germany, the deposit insurance is €100,000 per bank, per customer. Bressner has funds on deposit in both Euro and U.S. dollar denominations of €2,733,842 (US$3,254,038) with banks in excess of the insurance limits.

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Net income (loss)	$263,487	$(6,815,384)	$(3,774,876)	$(10,499,551)
Depreciation	225,768	252,142	676,777	815,420
Amortization of right-of-use assets net of change in lease liability	(2,708)	(10,739)	47,136	32,373
Stock-based compensation expense	444,621	458,011	1,572,956	1,423,949
Interest expense	15,065	16,465	42,941	70,910
Interest income	(36,433)	(116,596)	(159,240)	(376,940)
Provision for income taxes	266,881	167,086	600,535	569,382
Adjusted EBITDA	$1,176,681	$(6,049,015)	$(993,771)	$(7,964,457)

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

The following table reconciles non-GAAP net loss and basic and diluted earnings per share:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Net income (loss)	$263,487	$(6,815,384)	$(3,774,876)	$(10,499,551)
Stock-based compensation expense	444,621	458,011	1,572,956	1,423,949
Non-GAAP net income (loss)	$708,108	$(6,357,373)	$(2,201,920)	$(9,075,602)
Non-GAAP net income (loss) per share:
Basic	$0.03	$(0.30)	$(0.10)	$(0.43)
Diluted	$0.03	$(0.30)	$(0.10)	$(0.43)
Weighted average common shares outstanding:
Basic	21,952,963	21,049,270	21,675,802	20,897,324
Diluted	22,840,761	21,049,270	21,675,802	20,897,324

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

Investors should not infer from our presentation of this non-GAAP financial measure that these expenditures reflect all of our obligations which require cash. The following table reconciles cash provided by or used in operating activities, the most directly comparable GAAP financial measure, to free cash flow:

	For the Nine Months Ended September 30,
Cash flow:	2025	2024
Net cash (used in) provided by operating activities	$(4,925,615)	$2,143,545
Capital expenditures	(467,879)	(298,789)
Free cash flow	$(5,393,494)	$1,844,756

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2025, which were identified in connection with management's evaluation required by paragraph (d) Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

(a) None.

(b) None.

(c) Rule 10b5-1 Trading Plans

During the nine months ended September 30, 2025, none of our directors or officers entered into, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” that were intended to satisfy the affirmative defense conditions of Rule 10b5-1, in each case as defined in Item 408 of Regulation S-K.

Item 6. Exhibits.

Exhibit Index

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation (currently in effect).	8-K	001-38371	3.1	March 15, 2025

10.1	Securities Purchase Agreement, dated September 29, 2025	8-K	001-38371	10.1	September 29, 2025

10.2	Lock-Up Agreement dated September 29, 2025	8-K	00138371	10.2	September 29, 2025

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					*

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					*

101 INS	Inline XBRL Instance Document with Embedded Linkbase Documents					**

101 SCH	Inline XBRL Taxonomy Extension Schema Document					**

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101 attachments)					**

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

One Stop Systems, Inc.

Date: November 5, 2025	By:	/s/ Michael Knowles
Michael Knowles
President and Chief Executive Officer (Principal Executive Officer)

Date: November 5, 2025	By:	/s/ Daniel Gabel
Daniel Gabel
Chief Financial Officer (Principal Financial and Accounting Officer)