Form 10-K
period 2025-12-31
ONE STOP SYSTEMS, INC.
filed 2026-03-18
CIK 1394056

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

As of June 30, 2025, the last day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $75,252,644, based on the closing price of the registrant’s common stock on The Nasdaq Capital Market of $3.55 per share on such date. This calculation does not reflect a determination that persons are affiliates for any other purpose.

As of March 5, 2026, the registrant had 24,737,191 shares of common stock (par value $0.0001) outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

Auditor Firm Id:	200	Auditor Name:	Haskell & White LLP	Auditor Location:	Irvine, California, U.S.A.

One Stop Systems, Inc.

FORM 10-K

For the Fiscal Year Ended December 31, 2025

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (“Annual Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact contained in this Annual Report, including statements regarding our future operating results, financial position and cash flows, our business strategy and plans and our objectives for future operations, are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. This Annual Report also contains estimates and other statistical data made by independent parties and by us relating to market size and growth and other data about our industry. This data involves a number of assumptions and limitations, and you are cautioned not to give undue weight to such estimates. In addition, projections, assumptions and estimates of our future performance and the future performance of the markets in which we operate are necessarily subject to a high degree of uncertainty and risk. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “would,” “could,” “should,” “expect,” “plan,” “anticipate,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions. The forward-looking statements in this Annual Report are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, operating results, business strategy, short-term and long-term business operations and objectives. These forward-looking statements speak only as of the date of this Annual Report and are subject to a number of risks, uncertainties and assumptions, including those described in Part I, Item 1A, “Risk Factors.” The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors and uncertainties may emerge from time to time, and it is not possible for management to predict all risk factors and uncertainties. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise.

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

On our internet website, http://www.onestopsystems.com, we post the following recent filings as soon as reasonably practicable after they are electronically filed with or furnished to the SEC: our annual reports on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. The information in or accessible through the SEC or our website are not incorporated into, and is not considered part of, this Annual Report. Further, our references to the URLs for these websites are intended to be inactive textual references only.

PART I

ITEM 1. BUSINESS.

Company History

One Stop Systems, Inc. (“we,” “our,” “OSS,” or the “Company”) was originally incorporated as a California corporation in 1999, after initially being formed as a California limited liability company in 1998. On December 14, 2017, the Company was reincorporated as a Delaware corporation in connection with its initial public offering. The Company designs, manufactures, and markets specialized rugged high-performance compute ("HPC"), high speed switch fabrics, and storage systems, which are designed to target edge applications for artificial intelligence ("AI") / machine learning ("ML"), sensor processing, sensor fusion, and autonomy. The Company markets its products to manufacturers of equipment and platforms used for autonomous vehicles, medical, industrial, aerospace, and defense applications, with special focus on platforms that move, such as planes, unmanned aerial vehicles (UAVs), trucks, ships, submarines, and mobile datacenters or command posts where sensor processing, sensor fusion, AI, and ML are integrated to support such applications. If an application needs sensor processing, AI, and/or autonomous capabilities, and it moves, OSS aims to deliver the highest performance solutions that are designed to survive these challenging environments.

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

On October 31, 2018, OSS GmbH acquired 100% of the outstanding stock of Bressner Technology GmbH, a limited liability company registered under the laws of Germany and located near Munich, Germany (“Bressner”). Bressner was an integrator and distributor of hardware systems and components.

On December 30, 2025, the Company signed and closed a definitive agreement to sell all Bressner through a sale of all shares of OSS GmbH. The consummation of this transaction represented a strategic shift and prioritization of the Company's core business developing and manufacturing deployable edge computing systems for mission critical applications.

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

Examples of these applications range from industrial autonomous trucks, to mining equipment and smart agricultural equipment, to military land, sea, and airborne weapon system platforms. Less mobile applications that utilize High Performance Compute ("HPC") and edge computing include items such as medical applications, mobile command centers, and certain datacenters.

Sensor fusion, autonomy and AI capabilities require that these demanding applications be connected to a wide array of data sources and sensors, and to have the ability to quickly access and store large and ever-growing data sets. They must be able to maintain ultra-fast processing power to act on data or process sensor inputs in real time at the edge location, which is independent of whether a high-speed network, like 5G or a tactical data link, connects the edge application back to the distant central data or command centers. Standard servers and storage systems available in the market do not address, and typically will not survive, the edge environment requirements. Although the network or data link, if it exists, may transfer data, or be used for updates, the latency is not acceptable for many of these applications where time is of the essence. This increases the need for enterprise class datacenter level performance using the latest generation of products from companies like NVIDIA, AMD, and Intel. In most of these edge applications, available space is limited and the number of inputs from sensors and other data sources are significant thus requiring high speed switch fabrics like the latest in PCI Express, for which OSS is a recognized expert in the market. In all cases, at the edge, there is a demanding operational environment that requires ruggedized solutions to deliver assured and continued operation, which must be balanced with size weight and power (“SWAP”) requirements. Solutions in this space must not only be light and fit into small volumes, but must also survive drops, g-forces, and vibration. Additionally, they must continue to operate at extreme temperatures and in dusty or wet conditions.

Many companies that enter this space tend to offer solutions based on older and lower performance technology, whereas we aim to advance our proprietary state-of-the-art technologies and utilize the latest generation of enterprise class products to help ensure superior performance. We aim to leverage our proven track-record of delivering first-to-market advanced technologies and technical strength, working with the latest high-speed networks like PCI Express, Ethernet, and NVIDIA’s NVLink®. This is in addition to our expertise with rugged servers, compute acceleration, and high-performance flash array storage systems. By combining our knowledge and execution for deploying these systems in challenging environments, we believe we bring the latest commercially available datacenter-level technology and products to this market.

Business Strategy

We continue to execute our strategic commitment to the rugged edge HPC market, and we believe that our engagement in the markets and with customers, supported by our portfolio of products and solutions, validates this approach. In this portfolio, we are witnessing some of our highest margins, repeat business, and expanding levels of interest. To this end, we have built a five year pipeline of target opportunities in excess of one billion dollars.

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

We continue to see and pursue opportunities in both the commercial/industrial and military/government segments. In our military business, we will leverage commerciality to maintain margins. Commerciality is the ability to use commercial market pricing in defense procurements. We believe a balanced portfolio of commercial and military customers can serve as a strategic benefit in execution of the business, strategy, and growth. We believe that both commercial and military markets are currently seeing an influx of autonomy and AI/ML applications that may be driving market growth and strengthening opportunities. We believe commercial adoption of AI/ML is dramatically moving to the edge across almost all business segments. We believe that military spend on autonomy and AI/ML represents one of the fastest areas of growth as the US and allied nations look to augment existing capabilities and field new sensors, platforms and weapon systems to maintain advantage over adversaries.

During 2025, we expanded our PCIe expansion portfolio with the launch of Ponto, a PCIe Gen 5 datacenter-focused expansion platform, and announced next-generation PCIe Gen 6.0 cable adapters and related expansion products to address emerging high-wattage AI accelerator requirements.

A key element of our business strategy is a product strategy based on technology leadership. We believe a first-to-market strategy is key to our ability to continue to win significant opportunities. As a result, we continue to develop new state-of-the-art products across a range of HPC demand, aiming to provide a unique value proposition for our customers in the targeted spaces. Current engagements for our products in the military space cover various autonomy, sensor fusion and AI/ML applications, including for aircraft, drones, ships, helicopters, and land vehicles, as the Pentagon prioritizes incorporating advanced technologies into their equipment. We have pursued these engagements throughout 2025 by incorporating an AI compute and storage product strategy that applies OSS expertise in three product levels that cover the needs of land, sea and air deployments.

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

At the mid-level, we have fielded our Short-depth Servers (“SDS”) in many commercial and government program wins due to its flexibility. The SDS provides integrated AI compute, data recording, and storage at a performance level approaching Rigel, suitable for wider market adoption. In 2025, the 3U SDS was adopted by two additional original equipment manufacturer ("OEM") customers in medical and government markets that accounted for two new program wins. These systems utilized our first-to-market advanced cold plate liquid cooling technologies that widen the environments in which the SDS can be deployed. Top commercial applications for the SDS include edge data analytics for applications in medical and autonomy. Top applications for government use include AI sensor fusion, simulation, capturing AI datasets through data recording, and serving high-speed data to crews with our Ion Accelerator™ data storage software in ships, submarines, and aircraft.

At the low end of performance, but with a higher level of ruggedization, we have shipped our Sensor Concentrator, Cernis™ and Donati™ to more government customers. These products create the most compact solution for autonomy, AI/ML, and visualization, such as 360-degree situational awareness. The Sensor Concentrator, Donati CPU/GPU compute and visualization systems are interconnected using the Cernis PCIe switch, creating an optimized data path that takes advantage of OSS low latency breakthroughs in PCIe interconnect, typically found in higher performance products like Torrey Break and SDS servers, while being highly rugged for use in wheeled and tracked land vehicles that require conduction cooling.

Our ability to drive the leading edge of technology is enhanced by our strong relationships with strategic component manufacturers, including NVIDIA (for GPUs, ARM processors and networking), NetList and Micron (for flash memory), Broadcom (for PCIe switch components), Microchip (for vehicle rated switch and functional safety processors), and Intel and AMD (for CPUs). In many cases, we have access to product roadmaps and other technical information relating to future technology. Access to this information allows us to begin our design process well before the future components we are designing even exist. We have also expanded our market relationships to embrace companies in the AI/ML software space. These efforts allow us to establish relationships that enable our ability to offer end-to-end solutions for customers while also creating opportunity for these software companies to standardize on our hardware platforms.

We anticipate that the steps we have taken in implementing our strategy and the fast-growing markets that we are pursuing will help to provide accelerated revenue and margin growth for the Company over the coming years.

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

We expect these applications to deploy increasingly faster computing systems at lower latencies to meet industry and competitive goals. Whereas the goal used to be for an edge compute platform to perform a single application, such as autonomous navigation, now this has been expanded to include in excess of ten or more AI applications running simultaneously. This expansion requires significantly more compute power and data storage, as well as lower latency, than traditional embedded computers can manage while operating in harsh, challenging, and space constrained environments.

Product Offerings

Our systems are built using the latest CPU, GPU, high speed switch fabrics, and flash storage technologies that draw upon years of expertise in designing and manufacturing custom, semi-custom, as well as standard systems for military and commercial customers. We have a history of being first-to-market with many solutions for emerging technologies. Our technological leadership includes linking different OSS product systems together.

We use leading edge, state-of-the art components from major technology providers to design purpose-built systems that solve customer problems in an efficient, cost-effective manner. We apply the component technology provided by Intel, AMD, NVIDIA, Micron, Broadcom, Microchip, and others to deliver solutions to provide true value to our customers.

Four technologies are fundamental to the edge computing space: edge servers, GPU compute accelerators, flash memory-based storage, and high-speed switch fabric for data acquisition I/O. These technologies enable systems to ingest, process and store data at significantly higher rates than traditional systems. By harnessing these components, customers can process data much more quickly and in a more secure manner and, as a result, turn raw data into advantage in action.

Rugged Edge Servers

While simple AI applications, such as facial recognition to open a door to a secure area, may run on a traditional low power embedded processor, the needs of edge computing applications require datacenter-class server performance brought to a mobile platform. The sheer amount and speed of sensor processing, sensor fusion and AI/ML processing for operating an autonomous vehicle or a mobile weapon system requires multiple high-speed digitizers, high-performance networking, the fastest flash storage devices, and server-class processors. We enable the power of the datacenter to be deployed at the edge without compromising performance by employing groundbreaking ruggedization and cooling technologies for edge servers operating from various vehicle AC and DC power sources in small spaces.

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

What Sets OSS Apart

We believe several factors differentiate OSS from other suppliers of high-performance edge computing solutions, including, without limitation, the following:

•
Ruggedized SwaP-C – We provide systems that can support datacenter performance at the rugged edge by implementing unique form factors optimizing space and weight, variable power inputs sources, and cost competitive solutions across a wide range of applications, including full mil-spec systems.
•
Lowest Latency – We have expertise in PCIe and NVLink® switch fabrics that deliver the lowest possible latency. This allows us to design reliable systems using this differentiating high-performance technology with a greater quantity of GPUs and flash storage devices than other suppliers.
•
Advanced Cooling – We provide systems that can withstand extreme environmental temperature ranges. We engineer cooling for extremely high power heat generation, including heat from GPUs and Field Programmable Gate Arrays (“FPGAs”), utilizing differentiated methods for conduction, convection, liquid, and immersion cooling.
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
•
Establish leadership in fast-growing edge computing markets

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

Our Opportunity

We believe the worldwide edge computing market is expected to grow rapidly. Within this market, we are positioned and focused on the AI/autonomous portion at the very edge.The products we develop to address this market include high performance compute, storage servers, and PCIe acceleration systems that can perform in the most challenging environments. If an application needs AI and/or autonomous capabilities, and it moves, OSS strives to deliver the highest performance solutions that will survive and enable these challenging applications.

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

Technology Drivers for OSS High-Performance Computing Business

We have developed expertise and core competencies in the three fundamental technology drivers within today’s high-performance edge computing market: high-speed serial interconnect technology, compute acceleration utilizing GPUs, and low latency flash storage. We believe that in combination, these three fundamental technologies, underpinned by PCI Express, are changing the economics of computing, bringing high-performance computing within the grasp of a wide range of new industries and commercial applications on the edge. Simultaneously, the emergence of massive amounts of data being generated by advanced sensors is pushing the requirement for innovative state-of-the-art technology. We are enabling this technology to be deployed at the edge by merging these fundamental technologies with our expertise in providing system level optimization to meet requirements for ruggedization and SWAP constraints. Our strategy is to be the disruptive leader in platforms for rugged edge applications, based on our unique ability to design high-quality, high-performance AI workflow compute/storage engines that can be deployed in harsh dynamic environments, which require unique system-level features for vibration, cooling, and power. Because our target platforms operate on land, in the air, and at sea, our compute systems must be compact, withstand harsh conditions and power disruptions, and deliver datacenter-class performance. We believe this is what we do well.

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

Switched Serial Interconnect

Switched serial interconnects are the data highways connecting many elements of today’s high-performance computing platforms. At ever increasing speeds, these pathways move data between a system’s processing units, storage, networking, and peripheral elements. For high-performance computing, the primary processing, storage, and peripheral interconnect is PCIe. PCIe Gen 6.0 has an ability to run up to 16 lanes in parallel, which allows up to 256 gigabytes (full duplex) per second bandwidth between system elements. In 2025, we launched next-generation PCIe Gen 6.0 products, including CopprLink™ cable adapters, designed to meet increasing performance demands in edge computing. We expect to further address target markets with PCIe Gen 6.0, Compute Express Link, and related technologies in 2026 and beyond.

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

NVIDIA, a key supplier of GPUs to the market, lists more than 500 such applications across a broad set of market spaces, along with focused teams on specific industries of high growth potential such as their NVIDIA Drive team for autonomous navigation. We believe the main markets serviced by NVIDIA GPUs include, without limitation:

•
Autonomous navigation;
•
Computational finance;
•
Climate, weather and ocean modeling;
•
Computational chemistry and biology;
•
Data science and analytics;
•
Deep learning and machine learning;
•
Federal defense and intelligence;
•
Genomics;
•
Manufacturing;
•
Media and entertainment;
•
Medical imaging;
•
Robotics;
•
Oil and gas; and
•
Safety and security.

While we believe NVIDIA is focused on the deployment of their GPUs in hyperscale datacenters and for consumer gaming purposes, we are focused on taking the datacenter class capability to the edge compute market, expanding the overall market significantly. Many of these applications also scale performance, based on the number of GPU components utilized. We have designed multi-GPU systems, including up to 16 GPUs in a single system. Current state-of-the art GPUs (NVIDIA B300) provide over 30 petaflops (FP4) of performance, with future products such as the NVIDIA Rubin, AMD MI400 series and Intel Gaudi series GPUs expected to dramatically increase overall processing capabilities in the years to come.

GPUs also pose significant system design challenges due to their high-power requirements. High-end GPUs can require 1000 watts of power or more, which generates a tremendous amount of heat. Sophisticated power distribution and cooling designs are required, especially for large-scale systems with multiple GPUs per chassis. OSS has significant expertise in addressing these challenges.

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

Today, flash memory modules with capacities up to 120 terabytes and PCIe Gen 6.0 interfaces are now available for engineering samples. PCIe Gen 6.0 devices are expected to be available for general availability purchase in 2026 with capacities up to 240 terabytes. Our flash storage arrays with up to two petabytes of capacity are available, enabling the scaling of high-speed storage to meet the full range of high-performance edge application requirements.

OSS aims to leverage the latest technology to build complete storage and data logging systems, including all the software to provide the highest density and performance in a compact form factor ideal for vehicles of all types. This, combined with our hot swappable canisters, has enabled autonomous truck and military aircraft applications.

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

High Speed System Interconnect Design

Our electrical engineers are experts in high-speed digital signaling design. They have continually designed at the leading edge of the state-of-the-art signaling speeds, even as semiconductor technology has driven up the clock rate of digital transmission. We have consistently been among a small handful of companies able to come to market first with the latest technology. In fact, we delivered the industry’s first PCIe over cable solutions for PCIe Gen 1.0, Gen 2.0, Gen 3.0, Gen 4.0, Gen 5.0, and Gen 6.0. The expertise required includes circuit design, PCB (printed circuit board) layout, and routing optimizations, all of which focus on achieving the highest levels of signal integrity. In our current systems, PCIe Gen 6.0 signals are propagated across multiple PCBs and connectors, as well as both copper and fiber optic cabling, while maintaining the ability to recognize digital signal transitions at 32 billion times per second.

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

Complex System Design

In addition to signal integrity design expertise, we have amassed expertise and intellectual property in high-performance system architecture design and software. This expertise allows us to develop extremely sophisticated systems with massive scaling, while also meeting customer demands for reliability, cost, and flexibility. To do so, we have developed deep knowledge for high-capacity input/output systems, operating system adjustments, and required configuration tuning. Because of this, our engineers are often called upon to co-design with OEM designers to create the perfect solution to fit the needs of their customers.

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

We have pioneered the ability to extend the PCIe bus beyond the confines of a single enclosure, opening the possibility of flexible system expansion options. We believe we are one of the leading designers and suppliers of PCIe host bus adapters that extend PCIe signals from the host motherboard across copper or optical cables to expansion enclosures, which provide application acceleration through scale. Our adapters provide both ends of the external cable connection. Our expertise in high-speed signal design in printed circuit boards, connectors, and cables is essential to successful expansion designs. We also hold expertise in incorporating clustering and rack scale expansion into our system designs, including 200/400/800 gigabit Ethernet, 200/400 gigabit InfiniBand, and emerging PCIe top-of-rack switch technology.

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

Second, unlike the standard datacenter server, our servers are designed to operate in both defense and commercial harsh edge environments where “dirty” power from generators, engines and batteries with large spikes are common. Mix in the environmental conditions in which our servers may operate autonomously, such as temperature variances in places from Death Valley to 50,000 feet altitude, with moisture ranging from salt fog to rain and extreme vibration and shock from washboard dirt roadways to a hard-landing propeller aircraft, and one can see that a higher level of management, monitoring and control than a server snug in a power and cooling conditioned datacenter is required. The U-BMC adds unique value to server-level systems in these environments, especially in autonomous operations where there are no service technicians for miles, by allowing the system to adapt to changing conditions automatically or by remote control without failing. The U-BMC has features to handle these environments, such as controlling sensors connected to the server, turning on heaters in extreme cold, changing the PCIe fabric to reroute data around failed components and connecting to the Controller Area Network ("CAN") bus in cars and autonomous trucks to monitor the vehicle conditions to be able to take action on information provided by the vehicle, such as ignition on/off. Many more U-BMC edge features unique to OSS and valuable to our customers were in development in 2025 and will continue to be added in 2026, such as instant cryptographic erasure of sensitive information, access to add-in card telemetry for modules supporting MCTP reporting standards, and throttling NVIDIA GPUs in real time based on power or temperature fluctuations to keep systems running in a reduced state rather than shutting down.

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

In 2022, we introduced the U-BMC, which is included in our Rigel edge supercomputer and PCIe Gen 5 4UPro products. In 2023 and 2024, we expanded the platforms that include the U-BMC to the PCIe Gen5 SDS rugged server. In 2025 we added the PCI3 Gen5 Torrey Break 2U SDS for commercial and military edge applications with more platforms to come. With U-BMC, we provide “single pane of glass” management of complex systems, even if the server is in a separate enclosure, and an open-source Redfish API for easy integration with industry-standard management tools. We expect to continue to expand and enhance our licensable software to create additional value, barriers to entry, and stickiness with our program wins.

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

Benefits of Technology and Core Capabilities to our Customers

Due to our core capabilities, we can provide our high-performance computing customers with platforms that are highly reliable and cost effective. Such performance allows our customers to solve larger problems faster, and save the cost and time of highly paid engineers, data scientists, and other human resources. We believe our technology enhances innovation by allowing more “what-if” analysis in a finite amount of time. Our price/performance leadership aims to enhance our customers’ competitiveness and lower capital expense and total cost of ownership. We work with our OEM customers to develop custom “perfect fit solutions” for their unique requirements when the anticipated return justifies the investment.

Our Products

Compute Servers

Within the server sector, we have secured a niche position building purpose-built specialty servers, which the major server suppliers do not supply, as they require custom tuning and special features that major OEMs cannot easily provide. Our compute servers are designed to provide the highest level of performance that can be deployed in harsh edge environments. Our expansion optimized short depth (“SDS”) and Torrey Break server product lines are optimized for supporting a high number of add-in cards such as GPUs, FPGAs, NVMe drives and sensor inputs. Servers in this product family have a number of slots that are compatible with the PCIe host bus interface cards that we have developed. These cards enable PCIe connection over cable between the host processor and downstream I/O devices. These servers have custom basic input/output systems (“BIOS”) to ensure they work seamlessly with expansion chassis and support a high number of downstream I/O devices. Our SDS and Torrey Break products also support rugged deployment in space constrained environments providing a maximum depth of 20 inches. We believe that our “Rigel Edge Super Computer” (“Rigel”) is the highest performing, most dense, AI-compute platform that is deployable in extreme environments, including on military aircraft. We expanded our PCIe 5.0 server configurations in 2025 and are positioned to upgrade those systems to PCIe 6.0 as the market makes PCI 6.0 processors, NVMe storage, and GPU accelerators available in the second half of 2026.

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

Through a strategic agreement with Western Digital, we acquired an exclusive software license for Ion Accelerator™ Storage Area Networking (“SAN”) source code and software development rights, and we hired their core engineering team in July 2017. Since acquiring this software asset, we have extended its capability to align with our edge computing strategy by adding Network Attached Storage (“NAS”), support for NVMe flash drives, NVMe over Fabric expansion capability, and several encryption methods required for government security applications. We have also implemented a proprietary Follow Me™ capability for removing a bulk pack of NVMe drives that can be easily transported to another system without rebuilding the data, operating much like a massive capacity USB stick. This provides our flash arrays with a high level of differentiation relating to storage management, latency, portability, and throughput. We provide standard flash array products and have the in-house hardware and software expertise to provide customized systems for demanding applications that are not suitable for standard offerings. For example, we provide products to a large military contractor for integration into military aircraft that requires us to design and manufacture a highly ruggedized mil-spec flash array. The resulting product provides high data density with low weight, a high degree of portability, and security for data protection. We believe our experience and capability in high speed, low-latency, digital signaling via PCIe gives us an edge in providing custom designs to OEMs, military programs, and other special purpose applications.

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
•
Design optimization for low cost;
•
Rapid design capability;
•
Rugged design to survive in harsh edge computing applications;
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

We have been a leader in PCIe acceleration through generations 1.0, 2.0, 3.0, 4.0 and 5.0. We delivered our initial PCIe Gen 5.0 products in 2022, well ahead of any of our direct competitors, and we announced our PCIe Gen 6.0 cable adapters in 2025 and will start shipping these products to customers throughout 2026. As PCIe evolves through generations 7.0 and beyond, we believe that we are uniquely positioned to continue our leadership role in this market. We currently offer what we believe to be the largest PCIe acceleration product line, with chassis and backplanes that offer expansion from one to 64 slots. Due to its greater data throughput, lower latency, and flexibility of design, we believe this is a growing market, and we intend to maintain our leadership role.

Customers

We work to deliver the highest performance scalable products and solutions that enable AI/ML, sensor fusion, and sensor processing for global defense and commercial markets. We serve a global clientele consisting of multinational companies, governmental agencies, military contractors, military services, and leading technology providers.

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

Marketing Communications

Our marketing communications department is responsible for positioning OSS as an expert, thought leader, and visionary in the edge compute market. We generate expert content to support our market leading products, while also building cost effective brand/product awareness in several ways. We use traditional and non-traditional marketing communications, as well as partnerships and word of mouth, to convey the uniqueness and compelling value of our products and services. The edge compute market applications we target include AI inference applications in autonomous vehicles, medical equipment, commercial aerospace, defense/government, agriculture, and mining. Among the many channels utilized are:

•
Trade Shows – OSS participates in several live and virtual tradeshows and events during the year to generate new relationships and foster existing relationships with customers and partners. These engagements allow us to showcase our standard and custom product expertise to our target customers. These trade shows include AUSA (US Army), Sea, Air and Space (Navy), Advanced Driver Assistance Systems (autonomous vehicle), AFCEA West (military), DSEI (international military), Supercomputing, NVIDIA GTC, and Embedded World. We evaluate ROI and costs of each show on an annual basis; accordingly, participation may change from year to year.
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
•
Social Media – OSS regularly uses Facebook, LinkedIn, and X to instantly alert the Company’s followers to new events, products, services, and customer stories.
•
Publications – We periodically publish white papers, customer success stories, and other demand generation technology articles in printed and electronic periodicals and newsletters, including, but not limited to, Autonomous Vehicle International, Military Embedded Systems, Edge Industry Review, Aerospace and Defense, and Auto News.

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

Customer in-house design resources

Many of our larger target OEM customers, such as Raytheon and Lockheed Martin, have in-house engineering design resources, which could be used as an alternative to engaging with us. This potential competition is mitigated by the technical specialization that we have, especially in high-end and large-scale PCI Express switch fabrics and PCI Express acceleration capabilities where the option to “buy” provides a better return to “make” in an internal make/buy decision. OEMs can invest their in-house resources on value-add capabilities within their specific vertical market and outsource these horizontal technology capabilities to us. We have also developed a trusted partner relationship with many of these OEMs and have established a market reputation for technical expertise and a responsive and cost-effective engagement model. We win when our customers realize that together we can produce better products faster, and more cost-effectively than they can by themselves. This has proven to be particularly evident when customers require state-of-the-art products that are constructed of commercially available parts but need to be deployed in harsh mobile environments. This has resulted in several program wins that demonstrate our flexibility and how we can work closely with large OEM and government customers.

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

Vertical High Performance Compute Vendors – Military/Aerospace

In certain vertical markets, there are competitors who focus primarily on the HPC military and aerospace markets. These vendors often provide complete solutions, including both hardware and software, and some specialization in terms of form factor and ruggedization. In these markets, we provide unique capability in terms of scaling of PCI Express components over cable (copper and fiber) that can address unique requirements of specific military or government programs. Many of these competitors use older technologies or low power processors and components in these more challenging environments. We are able to differentiate ourselves from such competitors due to the fact that we deploy the latest high-performance technology, which enables us to provide superior products to potential customers in this space. We believe we have also established good relationships with prime contractors and governmental agencies (Raytheon, Sierra Nevada, Lockheed, Boeing, NASA, GVSC, L3Harris, and others), which can be important influencers or decision makers on technology selection. Competitors in this space include companies such as Mercury, Crystal, Curtiss Wright, Kontron, Trenton, Core Systems and Systel. In the past, we have been able to offer the latest differentiated technology to the rugged edge, which is normally only deployed in commercial applications, well before our competitors.

Manufacturing and Operations

Currently, OSS is certified under AS9100, the international standard for aerospace, space, and defense manufacturing. This means we have demonstrated our ability to consistently provide products that meet both customer requirements and applicable government regulations or statutory requirements. AS9100 is the pinnacle of quality management systems recognized by government and aerospace companies world-wide. It also indicates that we have programs and processes in place to ensure a high level of customer satisfaction, as well as continuous improvement and risk mitigation programs that ensure we get better over time.

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
•
Engineering Project Builds – We support the product development process by building models and prototypes of products. Developed by our engineering group, these prototypes can be of standard or custom products. We build these products with the intent of shipping in volume later.

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

Markets, Seasonality, and Major Customers

Our products and services serve a global clientele consisting of multinational companies, governmental agencies, military contractors, and leading technology providers. We typically experience some level of seasonality, with lower deliveries in the first half of the year. We believe this is the result of varied government and commercial customer appropriation cycles and the timing of budgets.

In the year ended December 31, 2025, our top three customers comprised 22%, 22%, and 17% of revenue, respectively. No other customers exceeded 10% of revenue in 2025. In the year ended December 31, 2024, our top customer comprised 20% of revenue. No other customer exceeded 10% of revenue in 2024. Customer concentration figures represent continuing operations and exclude customer activity within discontinued operations.

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

Throughout 2024 and 2025, we experienced supply chain pressures, including protracted delivery dates for certain components, unavailability or limited supplies of certain products and components, increased product costs, and changes in minimum order quantities. Additionally, tariffs and changes in trade policy have impacted the costs of procuring certain components from non-US locations. We have worked with suppliers and customers to provide multiple options, including alternative sourcing of similar products.

In late 2025, a global shortage of certain memory products resulting from datacenter build-out demand led to significant increases in lead times, pricing volatility, and significant price increases. We have worked with our suppliers to secure availability of supply, including through the negotiation of long-term agreements. While we attempt to pass on component cost increases to our customers, our ability to do so is dependent upon many factors, including market conditions for the Company's products. Management is closely monitoring and managing impacts and potential impacts to our business from ongoing supply chain disruptions related to memory and other critical components. For more information, see the section titled, “Risk Factors” found in Part I, Item1A, of this Annual Report.

Human Capital Resources, Employees, and Personnel

We believe that our future success will depend, in part, on our ability to continue to attract, hire, and retain qualified personnel. To achieve this objective, we strive to provide competitive compensation, benefits, equity participation, and a success driven work environment.

As of December 31, 2025, we had approximately 57 employees, of which 56 were full-time employees and one was a part-time employee; all of our employees were domestic. Our employees include highly skilled engineers, technicians, assemblers, and support staff. We are proud of the low voluntary turnover rate of our personnel to date, as we endeavor to continue to challenge our team and encourage input and creative thinking by all. Our management team strives to provide transparency to our employees through regular meetings designed to update employees on current metric driven results and future expectations. None of our employees are covered by a collective bargaining agreement or represented by a labor union. We consider our relationship with our employees to be strong.

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
•
Supply chain disruptions, including those which may impact our ability to obtain critical parts at reasonable prices, could adversely affect our business, disrupt operations, and impact our profitability.
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

Our worldwide operations could be disrupted by earthquakes, telecommunications failures, power or water shortages, outages at cloud service providers, tsunamis, floods, hurricanes, typhoons, fires, extreme weather conditions, cyber-attacks, terrorist attacks, war or military conflicts (such as the ongoing military conflict between Russia and Ukraine and the more recent conflicts in the Middle East), medical epidemics or pandemics and other natural or man-made disasters, catastrophic events or climate change. The occurrence of any of these disruptions could harm our business and result in significant losses, a decline in revenue and an increase in our costs and expenses. Any of these business disruptions could require substantial expenditure and recovery time in order to fully resume operations.

Our corporate headquarters, and a portion of our research and development activities, are located in California, and and some of our suppliers are located in Europe and Asia, near major earthquake faults known for seismic activity. The manufacture of product components, the final assembly of our products and other critical operations are concentrated in certain geographic locations, including California. Geopolitical change or changes in government regulations and policies in the United States or abroad may result in changing regulatory requirements, economic sanctions (such as those recently imposed by the United States and other countries on Russia), trade policies, import duties (such as recent tariffs applied on many imports) and economic disruptions that could impact our operating strategies, product demand, access to global markets, hiring, and profitability. In particular, revisions to laws or regulations or their interpretation and enforcement could result in increased taxation, trade sanctions, the imposition of additional import duties or tariffs, restrictions and controls on imports or exports, or other retaliatory actions, which could have an adverse effect on our business plans.

For example, regulations to implement the Export Control Reform Act of 2018 could have an adverse effect on our business plans. Additionally, tariffs and the threat of tariffs, including both United States sanctioned tariffs and the potential for retaliatory tariffs, have contributed to uncertainty and supply chain disruptions that could impact our operations. We conduct final assembly and test of products at our facility in California. However, we source components and subassemblies from both within and outside of the United States. While we attempt to pass on the cost of tariffs to our customers, our ability to do so is dependent upon many factors, including the predictability of tariff rates and market conditions for the Company's products. Potential changes in trade policy and tariff rates could result in increased costs, decreased revenue, or other negative effects to our financial condition.

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

We are currently operating in a period of economic uncertainty and geopolitical instability. Our business, financial condition and results of operations could be materially adversely affected by any negative impact on the global economy and capital markets resulting from military conflicts or any other geopolitical tensions.

U.S. and global markets are experiencing volatility and disruption following the escalation of geopolitical tensions in multiple regions of the world. Recently, international relations between the U.S. and Russia, certain Middle Eastern nations as well as certain other countries, has been strained, and they may continue to deteriorate further. Although the length and impact of the ongoing military conflicts are highly unpredictable, the conflicts in Ukraine and the Middle East could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions. We are continuing to monitor the situation in Ukraine, the Middle East, and globally, and assessing its potential impact on our business.

Although our business has not been materially impacted by the ongoing military conflict between Russian and Ukraine, Israel and Hamas or other geopolitical instability to date, it is impossible to predict the extent to which our operations, or those of our suppliers and manufacturers, will be impacted in the short and long term, or the ways in which these conflicts may impact our business. The extent and duration of military actions, sanctions, and resulting market disruptions are impossible to predict, but could be substantial. Any such disruptions may also magnify the impact of other risks described in this Annual Report.

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

Actual events involving reduced or limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds, have in the past and may in the future lead to market-wide liquidity problems. For example, in March 2023, Silicon Valley Bank and Signature Bank were closed and taken over by the Federal Deposit Insurance Corporation ("FDIC") as receiver. Although we did not have any cash or cash equivalent balances on deposit with Silicon Valley Bank or Signature Bank, similar events in the future could negatively affect investor confidence, the availability of credit, and overall market liquidity. Disruptions in the financial markets could result in higher interest rates, more restrictive lending terms, tighter financial covenants, or reduced access to capital. If we are unable to obtain financing on acceptable terms, or if access to our cash or liquidity resources is restricted, our ability to fund operations, meet financial obligations, or execute our business strategy could be adversely affected. Any of these developments could have a material adverse effect on our liquidity, business operations, financial condition, and results of operations.

We may be adversely affected by the effects of inflation.

Inflation has the potential to adversely affect our liquidity, business, financial condition, and results of operations by increasing our overall cost structure, particularly if we are unable to achieve commensurate increases in the prices we charge our customers. Additionally, higher tariffs and the potential for higher tariffs may impact our product pricing or the cost of inputs to our production. The existence of inflation in the domestic and global economies may result in higher interest rates and capital costs, shipping costs, supply shortages, increased costs of labor, weakening exchange rates and other similar effects. As a result of inflation, we have experienced and may continue to experience, cost increases. If inflation increases for a prolonged period of time, or the rate of inflation in our markets were to increase, or if a global recession were to occur, our expenses could increase substantially. Although we may take measures to mitigate the impact of this inflation, if these measures are not effective, our business, financial condition, results of operations and liquidity could be materially adversely affected. Even if such measures are effective, there could be a difference between the timing of when these beneficial actions impact our results of operations and when the cost inflation is incurred.

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

Governmental policies and regulations may also impact the development of the market for our products. For example, regulations around the use of AI may negatively impact certain of our customers and may affect the adoption of AI in certain of our target markets. The European Union Parliament adopted the EU AI Act, which introduces regulations and restrictions around the use of AI technologies. Additionally, Colorado has passed a bill introducing certain regulations around the use of AI. These and other regulatory or legislative actions related to the development and deployment of AI technologies could impact our business and our growth prospects.

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

We use information technology and other computer resources to carry out important operational activities and to maintain our business records. As part of our normal business activities, we permit certain employees to perform some or all of their business activities remotely, we collect and store certain personal identifying and/or confidential information relating to our employees, customers, vendors and suppliers, and we maintain operational and financial information related to our business. Furthermore, we rely on products and services provided by third-party suppliers to operate certain critical business systems, including without limitation, cloud-based infrastructure, encryption and authentication technology, email, and other functions, which exposes us to supply-chain attacks or other business disruptions. Our systems are often deployed in environments supporting AI workloads and large-scale data processing. Unathorized access to such systems could expose sensitive operational or training data belonging to our customers.

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

We have implemented certain systems and processes intended to address ongoing and evolving cybersecurity risks, secure our information technology, applications and computer systems, and prevent unauthorized access to or loss of sensitive, confidential and personal data. Our security measures may not be sufficient for all possible situations and may be vulnerable to, among other things, fraud, hacking, employee error, system error, and faulty password management.

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

Our business may be impacted by evolving regulations and market developments relating to artificial intelligence.

Our products are frequently deployed in systems used for AI and machine learning applications, including defense, autonomy, and data analytics. The regulatory environment governing AI technologies is evolving rapidly in the United States and internationally. For example, the European Union has adopted the EU Artificial Intelligence

Act and other jurisdictions are considering legislation governing the development and deployment of AI systems. While we do not develop AI models, our products may be incorporated into AI-enabled platforms. Changes in regulatory frameworks, export restrictions, or customer requirements related to AI technologies could impact demand for our products or require modifications to our systems.

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

Our contracts with the U.S. government are conditioned upon the continuing availability of Congressional appropriations. Congress usually appropriates funds on a fiscal year basis, even though contract performance may extend over many years. Consequently, contracts are sometimes partially funded initially, and additional funds are committed only as Congress makes further appropriations over time. To the extent we incur costs in excess of funds obligated on a contract or in advance of a contract award or contract definitization, we are at risk of not being reimbursed for those costs unless and until additional funds are obligated under the contract or the contract is successfully awarded, definitized and funded, which could adversely affect our results of operations, financial condition and cash flows.

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

In the year ended December 31, 2025, an aggregate of 61% of our total revenues were attributable to our top three customers. In the year ended December 31, 2024, an aggregate of 40% of our total revenues were attributable to our top three customers. Customer concentration figures represent continuing operations and exclude customer activity within discontinued operations.

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

We rely on a limited number of suppliers to provide us with the necessary devices, parts, and systems to allow us to build, design and manufacture our products, and the failure to manage our relationships with these parties successfully, or disruptions to our suppliers’ businesses caused by supply chain constraints, inflation, human capital issues, and/or other factors, could adversely affect our ability to market and sell our products. Particularly, many of our products rely on high-performance processors, GPUs, and other specialized components used in AI workloads. Supply constraings affecting these components, particularly those produced by NVIDIA, AMD, or other semiconductor suppliers, could limit our ability to manufacture and deliver systems designed for AI applications.

In the years ended December 31, 2025 and 2024, suppliers for which purchases represent greater than 10% of our total parts purchases accounted for approximately 34% and 68%, respectively, of materials purchased. Vendor concentration figures represent continuing operations and exclude vendor purchases within discontinued operations.

Although we do believe we could locate additional suppliers to fulfill our needs in the event that our relationship with these or any of our other suppliers terminated or they are unable to fulfill our manufacturing needs, any significant change in our relationship with these suppliers could have a material adverse effect on our business, operating results, and financial condition unless and until we are able to find suitable replacements. We make substantially all of our purchases from our contract suppliers on a purchase order basis. Our suppliers are generally not required to supply our raw materials for any specific period or at any specific quantity or price.

Global pandemics or other disasters or public health concerns in regions of the world where we have operations or source material or sell products could result in the disruption of our business. These or any governmental developments or health concerns in countries in which we operate could result in social, economic, or labor instability. Any disruption resulting from these or similar events could cause significant delays in shipments of our products until we are able to resume normalized operations, and this could have a material negative impact on our results of operations and cash flows. Although the COVID 19 pandemic has subsided, we are continuing to experience unavailability of certain products and limited supplies, protracted delivery dates for componentry, increasing product costs, and changes in minimum order quantities to secure product.

Supply chain disruptions could adversely affect our business, disrupt operations, and impact our profitability.

We rely on a global network of suppliers for key components used in our products. These suppliers are subject to quality and performance issues, excess demand, raw materials shortages, and other factors which could impact their ability to supply us with critical components, or could lead to price inflation and extended lead times. Disruptions in availability of these components, increases in lead times, or price increases could negatively impact our ability to deliver products to our customers and could impact our profitability on the products we deliver. Supply chain disruptions could be caused by tariffs and trade policy, global macroeconomic conditions, the global demand for certain materials or components, or other economic, geopolitical, or market dynamics.

In late 2025, a global shortage of certain memory products resulting from datacenter build-out demand led to significant increases in lead times, pricing volatility, and significant price increases. We have worked with our suppliers to secure availability of supply, including through the negotiation of long-term agreements. While we attempt to pass on component cost increases to our customers, our ability to do so is dependent upon many factors, including market conditions for the Company's products.

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

We have agreed, and expect to continue to agree, to indemnify our channel partners and end-customers for certain intellectual property infringement claims regarding our products. As a result, in the case of infringement claims against these channel partners and end-customers, we could be required to indemnify them for losses resulting from such claims or to refund amounts they have paid to us. Our channel partners and other end-customers in the future may seek indemnification from us in connection with infringement claims brought against them regarding our products. These claims, regardless of their merits or outcome, would likely be time consuming and expensive to resolve, and could divert management’s time and attention from managing our business.

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

We sell our products in a number of international jurisdictions. Additionally, our supply chain includes a number of international vendors. Our international operations subject us to a variety of risks and challenges, including, without limitation, exposure to fluctuations in foreign currency exchange rates; inflationary pressures and the possibility of recession; increased management, travel, infrastructure and legal compliance costs associated with having international operations; reliance on channel partners; compliance with foreign laws and regulations, which are subject to change; compliance with U.S. laws and regulations for foreign operations; conflicts between U.S. laws and regulations and foreign laws and regulations; import and export licensing requirements; and reduced protection for intellectual property rights in some countries and practical difficulties of enforcing rights abroad. Inflation, volatility, recessionary risk, and regulatory and legal compliance risks in any of the countries that we operate or sell our products in could adversely affect our business and results of operations.

We are subject to governmental export and import controls that could impair our ability to compete in international markets due to licensing requirements and subject us to liability if we are not in compliance with applicable laws.

Our products are subject to export control and import laws and regulations, including the U.S. Export Administration Regulations, U.S. Customs regulations and various economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Controls. Exports of our products must be made in compliance with these laws and regulations. Certain of our high-performance computing systems may incorporate advanced processors or accelerators that are subject to U.S. export controls related to advanced computing technologies and AI. Changes in export regulations or restrictions on the shipment of such components could affect our ability to sell systems into certain markets. If we violate these laws and regulations, we and certain of our employees, could be subject to substantial civil or criminal penalties, including the possible loss of export or import privileges, fines, which may be imposed on us and responsible employees or managers and, in extreme cases, the incarceration of responsible employees or managers. In addition, if our channel partners, agents, or consultants fail to obtain appropriate import, export or re-export licenses or authorizations, we may also be adversely affected through reputational harm and penalties. Obtaining the necessary authorizations, including any required license, for a particular sale may be time-consuming, is not guaranteed and may result in the delay or loss of sales opportunities. Changes in our products or changes in applicable export or import laws and regulations may also create delays in the introduction and sale of our products in international markets, prevent our end-customers with international operations from deploying our products or, in some cases, prevent the export or import of our products to certain countries, governments or persons altogether. Any change in export or import laws and regulations, shift in the enforcement or scope of existing laws and regulations, or change in the countries, governments, persons or technologies targeted by such laws and regulations, could also result in decreased use of our products, or in our decreased ability to export or sell our products to existing or potential end-customers with international operations. Any decreased use of our products or limitation on our ability to export or sell our products would likely adversely affect our business, financial condition and operating results.

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

Our directors and principal stockholders own a percentage of our stock and will be able to influence matters subject to stockholder approval.

Our directors, executive officers and significant stockholders influence the Company and could delay or prevent a change in corporate control. Our directors, executive officers, and holders of more than 5% of our common stock, together with their affiliates, beneficially own, in the aggregate, approximately 12% of our outstanding common stock, based on the number of shares outstanding as of March 5, 2026. As a result, these stockholders, acting together, would have the ability to exert influence over the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, would have the ability to exert influence over the management and affairs of the Company. Accordingly, this concentration of ownership might adversely affect the market price of our common stock by:

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

The market price of shares of our common stock could decline as a result of substantial equity issuances and/or sales of our common stock, particularly sales by our directors, executive officers and significant stockholders, a large number of shares of our common stock becoming available for sale, or the perception in the market that holders of a large number of shares intend to sell their shares. As of March 5, 2026, we had 24,737,191 shares of our common stock outstanding. We may issue or sell a significant number of shares of our common stock or other securities to raise capital in the future or in connection with a strategic transaction, which would result in significant dilution to our current shareholders. Additionally, historically, a significant portion of the compensation that we pay to our executive officers, employees and directors has been in the form of equity awards. We believe that this structure incentivizes such individuals to both join and remain with the Company, and also serves to further the growth, development and financial success of the Company by providing a means by which such persons can personally benefit through the ownership of capital stock of the Company. However, the issuance of securities to our executive officers, employees and directors also results in dilution to our current shareholders, and substantial sales of such securities could cause the market price of our securities to decline and/or could depress the growth of the market price of our securities.

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

We will continue to be a “smaller reporting company” if, as of the last business day of our most recently completed second fiscal quarter, (i) our public float is less than $250 million, or (ii) our annual revenues for the most recently completed fiscal year are less than $100 million and we either have no public float or a public float of less than $700 million.

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

ITEM 1C. CYBERSECURITY.

Risks Related to Cybersecurity Incidents

We face significant risks related to cybersecurity threats, which could adversely affect our business, financial condition, and results of operations. Cybersecurity incidents, including unauthorized access, data breaches, and other malicious activities, could result in the loss or theft of sensitive information, disruption of our operations, and damage to our reputation. While we have implemented measures to protect our information systems, there can be no assurance that these measures will effectively prevent all cybersecurity incidents.

Specific risks include:

•
Data Breaches: A breach of our information systems could lead to unauthorized access to customer or employee data, resulting in reputational harm and legal liabilities.
•
Operational Disruption: Cybersecurity incidents could disrupt our operations, leading to delays in production, delivery, or fulfillment of customer orders.
•
Intellectual Property Theft: Unauthorized access to our proprietary information could result in intellectual property theft, which would impact our competitive position in the market.
•
Regulatory and Legal Compliance: Cybersecurity incidents may subject us to regulatory investigations, legal claims, and penalties, affecting our compliance with applicable laws and regulations.
•
Third-Party Relationships: Our reliance on third-party vendors and service providers exposes us to additional cybersecurity risks, and a security breach affecting these entities could impact our operations.

Our systems are often deployed in environments supporting AI workloads and large-scale data processing. Unauthorized access to such systems could expose sensitive operational or training data belonging to our customers.

Although cybersecurity incidents have not materially impacted our business strategy, results of operations, or financial condition to date, there can be no assurance that they will not do so in the future.

Risk Management and Strategy

Assessing, Identifying, and Managing Material Cyber Threats

We have implemented infrastructure, systems, policies, and procedures designed to proactively and reactively address cybersecurity incidents. These include processes for assessing, identifying, and managing material risks from cybersecurity threats. We consult with external parties, such as cybersecurity firms and risk management experts, on our risk management strategy. We engage outside vendors and utilize government services specializing in IT and cybersecurity that provide expertise, tools, and methodologies to identify and assess vulnerabilities and potential threats. Automated tools and AI-based user behavior analytics support our efforts to identify and manage cyber threats.

When a cyber incident is detected through our 24/7 monitoring software or employee notification, our IT and cybersecurity provider performs a detailed assessment, identifies the source of the problem, and resolves the issue as appropriate. If resolution cannot be achieved, the problem is escalated to our cybersecurity monitoring and detection software provider. Events that our IT and cybersecurity providers do not routinely resolve are brought to the Board's attention.

Critical business and operational data are backed up nightly and securely stored offsite to mitigate the risks of cybersecurity incidents or equipment failure. We provide cybersecurity awareness training to our employees, incident response personnel, and senior management.

Governance

Our management team, including our Vice President of Technology, is primarily responsible for assessing and managing our material risks from cybersecurity threats. Management supervises our internal cybersecurity and IT personnel and our retained external cybersecurity consultants and vendors. They oversee efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through briefings from internal or external security personnel, threat intelligence obtained from governmental, public, or private sources, and alerts and reports produced by security tools deployed in our IT environment.

Our Board of Directors, through its Audit & Risk Committee, provides oversight of management processes for identifying and mitigating risks, including cybersecurity risks, to help align our risk exposure with our strategic objectives. Management, including our Vice President of Technology and our Audit & Risk Committee members, regularly brief our Board on our cybersecurity and information security posture and cybersecurity incidents deemed to have a moderate or higher business impact.

As cyber threats evolve and become more sophisticated, the Board's involvement in cybersecurity governance ensures that we adequately focus resources to protect the Company's assets and reputation.

Key aspects of our cybersecurity governance include:

•
Governance and Strategy: Management, the Audit & Risk Committee, and the Board ensure that our cybersecurity strategy is aligned with our business strategy.
•
Risk Management and Oversight: Our Audit & Risk Committee and the Board actively oversee our cybersecurity risk management framework as part of enterprise risk management oversight, ensuring that material risks are identified, assessed, and mitigated.
•
Resource Allocation: The Board reviews and approves cybersecurity budgets and resource allocations to ensure adequate resources are available to implement and maintain effective cybersecurity measures. The Board evaluates and approves significant investments in cybersecurity technologies, training, and talent based on recommendations from management and our external vendors and consultants.
•
Compliance and Legal Obligations: Management and the Board oversee compliance with relevant cybersecurity regulations and legal requirements and ensure we have appropriate legal counsel to address cybersecurity-related issues, including incident notification requirements. Management has identified the need to further comply with government Cybersecurity Maturity Model Certification (CMMC) requirements that became effective on November 9, 2025, which will include formal external assessment of cybersecurity controls and policies used to manage Controlled Unclassified Information (CUI) within the Company. We anticipate increased demands from government and government prime contractor customers who entrust CUI to us during the normal course of business. The initial and ongoing cost of this compliance will be an additional budgeted IT expense in future years.

•
Education and Awareness: Management and the Board stay informed about cybersecurity trends, threats, and best practices through ongoing education and training. Management reviews Company employee training programs to ensure employees receive appropriate training and updates on evolving cyber trends. Certain Board members have received training to understand cybersecurity risks and their role in overseeing cybersecurity.
•
Reporting and Communication: The Board receives periodic updates from management, responsible staff, and the Audit & Risk Committee regarding the Company's cybersecurity posture, incidents, and risk management efforts. Management and the Board maintain a communication strategy for addressing cybersecurity disclosures with stakeholders, including customers, employees, and the public.
•
Performance Evaluation: The Board's annual evaluation of the Chief Executive Officer's performance includes assessing the effectiveness of cybersecurity policy implementation and ensuring that cybersecurity policies and practices are effective and aligned with organizational goals.
•
Cybersecurity Culture: The Board fosters a cybersecurity-aware culture throughout the organization, supporting management's efforts to integrate risk management, including cybersecurity, into the operating culture.

Ongoing Initiatives

Management and the Board are evaluating and intend to implement further cybersecurity-related measures throughout 2026 and beyond, including developing a more robust internal policy framework, incident response plan, crisis management planning, and third-party vendor assessments and contractual obligations. Despite these efforts, the rapidly evolving nature of cybersecurity threats requires ongoing vigilance, and there can be no assurance that our efforts will prevent all incidents.

ITEM 2. PROPERTIES.

The Company leases its offices, manufacturing, and warehouse facility in San Diego County under a non-cancelable operating lease that expires in August 2030. This approximately 29,342 square foot space in Escondido, California houses our headquarters. The Company also leases a facility in Salt Lake City, Utah that houses our Ion software development team. This lease expired on June 30, 2025, and the Company extended the lease for an additional 12 months, with the lease commencing in July 2025 and expiring in June 2026. In the lease extension, the leased space was reduced from 3,208 square feet to 925 square feet. Additionally, we leased a 1,632 square foot facility located in Anaheim, California. This lease expired on July 31, 2025, and the Company extended the lease through January 31, 2026. Upon expiration of the lease on January 31, 2026, the Company did not renew the lease and vacated the facility.

The Bressner business, which has been classified as discontinued operations and was sold on December 30, 2025, leased an 11,836 square foot space in Germany on a month-to-month basis. In June 2024, Bressner leased an additional 2,500 square feet of office space in Germany on a month-to-month basis with payments of approximately $5,950 per month, beginning in October 2024. In May 2025, Bressner entered into a lease agreement for approximately 15,629 square feet of office and warehouse space in Germany, with an initial lease term ending on June 30, 2030. The lease has an option to renew for an additional five-year term that the Company was reasonably certain to exercise. Upon transition of operations into the new facility in December 2025, the month-to-month lease on the other facility was discontinued. All lease commitments related to the Bressner business transferred to the buyer upon sale of the business on December 30, 2025 and are no longer an obligation of the Company.

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

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock, par value $0.0001, per share is publicly traded on The Nasdaq Capital Market under the symbol “OSS”. Below is our quarterly information with respect to the high and low closing sale prices for our common stock for such time periods.

	High	Low
First Quarter (through March 5, 2026)	$11.69	$6.44	*

* On March 5, 2026, the closing price was $8.48 per share.

	2025			2024
Year ended December 31, 2025 and 2024:	High	Low		High	Low
First Quarter	$4.39	$2.32		$4.58	$1.79
Second Quarter	$4.59	$1.93		$3.50	$2.00
Third Quarter	$6.86	$3.85		$3.09	$1.82
Fourth Quarter	$7.84	$4.34		$3.80	$2.20

Holders

As of March 5, 2026, there were 24,737,191 shares of our common stock outstanding held by approximately 5,800 holders of record of our common stock. This number was derived from our stockholder records and does not include beneficial holders of our common stock whose shares are held in “street name” with various dealers, clearing agencies, banks, brokers, and other fiduciaries.

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

Unregistered Sales of Equity Securities

During the year ended December 31, 2025, there were no unregistered sales of our securities that were not reported in a Current Report on Form 8-K or our Quarterly Reports on Form 10-Q.

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

We believe that we are uniquely positioned as a specialized provider to address the needs of this market, providing custom servers, data acquisition platforms, compute accelerators, solid-state storage arrays, and system I/O expansion systems. Our systems also offer industry leading capabilities that occupy less physical space and require less power consumption. We deliver this high-end technology to our customers through the sale of equipment and embedded software.

Recent Developments

Sale of Bressner Technology GmbH

On December 30, 2025, the Company signed and closed a Shares Purchsase Agreement (“SPA”) pursuant to which the Company sold 100% of the issued and outstanding limited liability company interests of OSS GmbH, the sole owner of Bressner GmbH, to Hiper Euro GmbH (“Buyer”). The consummation of this transaction represented a strategic shift and prioritization of the Company's core business developing and manufacturing deployable edge computing systems for mission critical applications. At closing, the Company recognized a gain of $6,707,021.This gain is net of transaction costs that were determined to be directly attributable to the sale transaction. The base purchase price and associated gain is subject to adjustment for (i) a comparison of actual closing net working capital to a target amount, (ii) closing cash relative to a minimum cash amount (iii) closing indebtedness and (iv) seller transaction expenses. The Buyer is required to deliver a closing statement within 90 days following the closing. Any disputes regarding the adjustment are subject to resolution by an independent accounting firm. Any amounts payable to the Buyer will be satisfied first from the escrow account, with any remaining escrow balance released to the Company following final determination of the adjustment. All operations, assets, and liabilities of the divested business - including the gain recognized on the sale - have been classified as discontinued operations.

Registered Direct Offering of Common Stock

On September 29, 2025, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with institutional investors (the “Investors”), pursuant to which the Company agreed to issue and sell to the Investors in a registered direct offering (the “Offering”) 2,500,000 shares of the Company’s Common Stock (the “Common Stock”), par value $0.0001 per share. The Common Stock was sold pursuant to a prospectus supplement, filed on October 1, 2025 to the Registration Statement on Form S-3, originally filed on August 18, 2023 with the SEC (File No. 333-274073), and declared effective by the SEC on August 25, 2023. Net proceeds of the offering were $11,565,146, which is comprised of gross proceeds of $12,500,000 less Offering expenses of $934,854. The Offering closed on October 1, 2025.

Management and Board Changes

During 2025, the composition of the Company's Board of Directors changed. On April 12, 2025, Ms. Gioia Messinger notified the board of directors of her resignation from and decision to not stand for re-election for the board of directors, effective as of the date of the Annual Meeting on May 14, 2025 ("2025 Annual Meeting"). Her decision to resign from the board of directors was not related to any disagreement with the Company on any matter relating to its operations, policies, or practices.

On April 16, 2025, Mr. Joe Manko submitted a letter to the board of directors, resigning from the board of directors, effective April 16, 2025. In the resignation letter, Mr. Manko cited certain disagreements with the Company's governance practices and the composition and leadership of the board.

On May 7, 2025, Mr. Ken Potashner notified the board of directors of his intent to not stand for re-election to the board of directors. He continued to serve until the end of his term at the 2025 Annual Meeting. Mr. Potashner's decision to not stand for re-election was not the result of any disagreement with the Company on any matter relating to the Company's operations, policies, or practices.

At the 2025 Annual Meeting, the Company's stockholders elected Mitch Herbets, Mike Dumont, Greg Matz, David Bassett, and Mike Knowles to serve on the board of directors.

Following these changes, the Board continues to focus on governance practices, strategic oversight, and alignment with stockholder interests.

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

On March 13, 2025, the board of directors adopted the Second Amended and Restated Bylaws of the Company (the "Amended and Restated Bylaws"). The Amended and Restate Bylaws (1) consolidate the amendments to the first amended and restate bylaws (the "Previous Bylaws") dated April 7, 2023 and August 9, 2024; and (ii) the first sentence of Section 2.8 was amended and restated to read:

"Unless otherwise provided by law, the certificate of incorporation or these bylaws, the holders of the majority of the voting power of the capital stock issued and outstanding and entitled to vote, present in person, or by remote communication, if applicable, or represented by proxy, shall constitute a quorum for the transaction of business at all meetings of the stockholders."

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

Provision for Income Taxes

Provision for income taxes consists of estimated income taxes due to the United States and foreign governments, as well as state tax authorities in jurisdictions in which we conduct business, along with the change in our deferred income tax assets and liabilities.

Income from discontinued operations

Income from discontinued operations consists of income from our Bressner Technologies subsidiary, which was sold on December 30, 2025. Income from discontinued operations also includes the gain recognized on the sale.

Results of Operations

The following tables set forth our results of operations for the years ended December 31, 2025 and 2024, respectively, presented in dollars and as a percentage of revenue.

	For the Year Ended December 31,
	2025	2024
Revenue:
Product	$30,498,162	$20,867,800
Customer funded development	1,717,338	3,691,009
	32,215,500	24,558,809
Cost of revenue:
Product	15,353,945	19,913,178
Customer funded development	879,072	4,022,707
	16,233,017	23,935,885
Gross profit	15,982,483	622,924
Operating expenses:
General and administrative	7,357,357	7,203,628
Marketing and selling	6,566,701	5,616,704
Research and development	5,437,537	3,466,077
Total operating expenses	19,361,595	16,286,409
Loss from operations	(3,379,112)	(15,663,485)
Other income (expense), net:
Interest income	278,788	477,745
Interest expense	(2,523)	(4,027)
Other income, net	16,309	24,040
Total other income, net	292,574	497,758
Loss from continuing operations before income taxes	(3,086,538)	(15,165,727)
Provision for income taxes	11,310	2,560
Loss from continuing operations	(3,097,848)	(15,168,287)
Income from discontinued operations, net of income taxes	8,185,542	1,533,954
Net income (loss)	$5,087,694	$(13,634,333)

	For the Year Ended December 31,
	2025	2024
Revenue:
Product	94.7%	85.0%
Customer funded development	5.3%	15.0%
	100.0%	100.0%
Cost of revenue:
Product	47.7%	81.1%
Customer funded development	2.7%	16.4%
	50.4%	97.5%
Gross profit	49.6%	2.5%
General and administrative	22.8%	29.3%
Marketing and selling	20.4%	22.9%
Research and development	16.9%	14.1%
Total operating expenses	60.1%	66.3%
Loss from operations	-10.5%	-63.8%
Other income (expense), net:
Interest income	0.9%	1.9%
Interest expense	0.0%	0.0%
Other income, net	0.1%	0.1%
Total other income, net	0.9%	2.0%
Loss from continuing operations before income taxes	-9.6%	-61.8%
Provision for income taxes	0.0%	0.0%
Loss from continuing operations	-9.6%	-61.8%
Income from discontinued operations, net of income taxes	25.4%	6.2%
Net income (loss)	15.8%	-55.5%

Comparison of the Years Ended December 31, 2025 and 2024 from Continuing Operations:

Revenue

For the year ended December 31, 2025, our revenue increased $7,656,691, or 31.2%, as compared to the same period in 2024. This increase is primarily attributable to: 1) higher sales to the US Navy and a defense prime customer of data storage products to support the P-8A Poseidon Reconnaissance Aircraft; 2) higher sales to a defense end customer of custom server products, PCIe accelerators, and expansion products for a classified mobile intelligence platform; and 3) higher sales to a medical imaging OEM of liquid-cooled server products to support a breast cancer screening application. These increases were partially offset by lower sales to commercial aerospace customers as compared to the prior year.

Gross Profit and Gross Margin

Gross profit increased $15,359,559 for the year ended December 31, 2025 as compared to the same period in 2024. Gross margin percentage was 49.6% for 2025, compared to 2.5% for 2024. The improvement in gross margin was driven by 1) a more favorable mix of products shipped within 2025 and favorable pricing on new contracts entered into during 2025; 2) the non-recurrence of $7,088,114 of inventory adjustments and allowances recognized in 2024; 3) the non-recurrence of a $1,222,085 contract loss provision recognized in 2024 related to a customer-funded development contract entered into in 2022; and 3) more favorable manufacturing absorption within 2025 due to both production headcount reductions and a higher volume of production revenue.

Operating expenses

General and administrative expense

General and administrative expense increased $153,729, or 2.1%, for the year ended December 31, 2025, as compared to the same period in 2024. This increase was primarily attributable to higher incentive compensation expense, partially offset by a reduction in board compensation associated with the reduction in the size of the board. General and administrative expense decreased as a percentage of revenue to 22.8% in 2025, as compared to 29.3% in 2024.

Marketing and selling expense

Marketing and selling expense increased $949,997, or 16.9%, for the year ended December 31, 2025, as compared to the same period in 2024. The increase was primarily attributable to higher incentive compensation expense, as well as higher salary and contract labor expenses. Marketing and selling expense decreased as a percentage of revenue to 20.4% in 2025, as compared to 22.9% in 2024.

Research and development expense

Research and development expense increased $1,971,460, or 56.9%, for the year ended December 31, 2025, as compared to the same period in 2024. The increase was primarily attributable to higher engineering labor costs to support targeted investments in new product development, including costs associated with the development of our PCIe Gen 6.0 offerings, the expansion and enhancement of our U-BMC offerings, and the development of other proprietary products. Research and development expense as a percentage of revenue increased to 16.9% for the year ended December 31, 2025, as compared to 14.1% for the same period in 2024.

Interest income

Interest income decreased $198,957 for the year ended December 31, 2025, as compared to the same period in 2024. The decrease is primarily attributable to lower investment balances throughout the year.

Interest expense

Interest expense decreased $1,504 for the year ended December 31, 2025, as compared to the same period in 2024. This was primarily due to interest expense related to taxes due in 2024 that did not recur in 2025, partially offset by interest expense incurred from borrowings on the domestic line of credit in 2025.

Other income (expense), net

Other income (expense), for the year ended December 31, 2025, resulted in net other income of $16,309, as compared to net other income of $24,040 in the same period in 2024, for a net decrease of $7,731. The decrease was primarily driven by lower credit card rebates associated with certain rewards programs.

Provision for income taxes

The tax provision for the year ended December 31, 2025 associated with continuing operations was $11,310, compared to $2,560 for the same period in the prior year. The effective tax rate for the years ended December 31, 2025 and 2024 differed from the statutory rate mainly due to changes in the valuation allowance, deductions related to expenses of OSS stock options, research and development credits, and changes in reserves for uncertain tax positions, as well as projecting federal and state tax liabilities.

Income from discontinued operations, net of income taxes

Income from discontinued operations, net of income taxes, was $8,185,542 for the year ended December 31, 2025, compared to $1,533,954 for the same period in 2024. The increase of $6,651,588 was primarily due to a $6,707,021 pre-tax gain on sale associated with the divestiture of the Bressner business.

Liquidity and capital resources

Historically, our primary sources of liquidity have been provided by public and private offerings of our securities and revenues generated from our business operations. In 2025, we also received cash from the sale of our Bressner subsidiary. As of December 31, 2025, we had total cash, cash equivalents, and restricted cash of $33,374,976 and total working capital $45,252,401.

During the year ended December 31, 2025, we had loss from operations related to continuing operations of $3,379,112, with cash used in continuing operating activities of $6,551,087.

During the year ended December 31, 2024, we had a loss from operations related to continuing operations of $15,663,485, with cash used in continuing operating activities of $2,596,232.

Our sources of liquidity and cash flows are used to fund ongoing operations, fund research and development projects for new products technologies, and provide ongoing support services for our customers. Over the next year, we anticipate that we will use our liquidity and cash flows from our operations to fund our business. In addition, as part of our business strategy, we are evaluating potential acquisitions of businesses, products and technologies or other strategic acquisitions. Accordingly, a portion of our available cash may be used at any time for the acquisition of complementary products or businesses. Such potential transactions may require substantial capital resources, which may require us to seek additional debt or equity financing. We cannot assure you that we will be able to successfully identify suitable acquisition candidates, complete acquisitions, successfully integrate acquired businesses into our current operations, or expand into new markets. Furthermore, we cannot provide assurances that additional financing will be available to us in any required time frame and on commercially reasonable terms, if at all.

As discussed elsewhere in this Annual Report, there are multiple risks that could result in economic uncertainty and volatility in the capital markets in the near term and could negatively affect our operations. We intend to continue to monitor the effects of inflation, global supply chain shortages, and general economic conditions, and, if appropriate, we may alter our plans to address such concerns as they may arise.

Management’s plans are to focus on acquiring new customer orders, to further grow and expand our business in both commercial and military markets, and to respond to the changing economic landscape by continuing to contlrol hiring and operating costs, conserve cash, and focus on growth and margin expansion. Management is committed to conserving cash and securing debt and/or equity financing, as required, for liquidity to meet our near-term cash requirements.

In April 2022, the Company obtained a domestic revolving line of credit of $2,000,000 at Torrey Pines Bank (the "Line of Credit"). To access the Line of Credit, the Company must maintain a minimum cash balance of $2,500,000 with the bank and maintain a maximum debt to tangible net worth of ratio of 1.00. The Line of Credit is also collateralized by the assets of the Company. The maturity and renewal date for the Line of Credit is September 11, 2026. No balance was outstanding on December 31, 2025 or 2024.

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

On September 29, 2025, the Company entered into a Securities Purchase Agreement with certain institutional investors, pursuant to which the Company agreed to issue and sell to the investors in a registered direct offering 2,500,000 shares of the Company's common stock, par value $0.0001 per share. The common stock was sold pursuant to a prospectus supplement, filed October 1, 2025, supplementing the Registration Statement on Form S-3. Net proceeds of the offering were $11,565,146, which is comprised of gross proceeds of $12,500,000 less Offering expenses of $934,854. The offering closed on October 1, 2025.

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

If cash generated from operations is insufficient to satisfy our capital requirements, we may borrow up to $2,000,000 from the Line of Credit (subject to satisfaction of certain borrowing conditions). Additionally, we may have to sell additional equity or debt securities, or may obtain expanded credit facilities to fund our operating expenses, pay our obligations, diversify our geographical reach, and grow the Company. In the event such financing is needed in the future, there can be no assurance that such financing will be available to us, or, if available, that it will be in amounts and on terms acceptable to us. If we cannot raise additional funds when we need or want them, our operations and prospects could be negatively affected. However, if cash flows from operations become insufficient to continue operations at the current level, and if no additional financing were obtained, then management would consider restructuring the Company in a way to preserve its business while maintaining expenses within operating cash flows.

The following table summarizes our cash flows for the years ended December 31, 2025 and 2024:

	For the Year Ended December 31,
Cash flows:	2025	2024
Net cash used in continuing operating activities	$(6,551,087)	$(2,596,232)
Net cash provided by continuing investing activities	$3,028,561	$4,325,278
Net cash provided by (used in) continuing financing activities	$11,933,200	$(229,013)
Net cash provided by discontinued operations	$17,866,932	$1,398,705

Cash from Continuing Operating Activities

During the year ended December 31, 2025, we used $6,551,087 in cash from continuing operating activities, compared to $2,596,232 in cash used in continuing operating activities in the year ended December 31, 2024.

Net cashed used in continuing operating activities for the year ended December 31, 2025 was the result of three components: i) net loss from continuing operations of $3,097,848, ii) net adjustments to net loss from continuing operations for non-cash items of $2,505,081, of which the largest components were stock based compensation expense of $1,820,705 and depreciation of $771,552, and iii) a net increase in working capital associated with continuing operations of $5,958,321.

Cash used from net changes in working capital associated with continuing operations for the year ended December 31, 2025 was $5,958,321, compared to cash provided by net changes in working capital associated with continuing operations of $2,489,623 in 2024. The change in cash from net changes in working capital was primarily due to an increase in accounts receivable associated with ramping revenue, as well as cash disbursements in 2025 related to accrued expenses for a contract loss and for accrued losses related to supplier material received on non-cancellable purchase orders.

Our ability to generate cash from operations in future periods will depend in large part on our profitability, the rate and timing of collections of our accounts receivable, our inventory turns, and our ability to manage other areas of working capital, including accounts payable and accrued expenses.

Cash from Continuing Investing Activities

During the year ended December 31, 2025, the Company generated cash of $3,028,561 from continuing investing activities, as compared to $4,325,278 provided by continuing investing activities during 2024, a net decrease of $1,296,717. This change is attributable to a decrease in the number of short-term investments redeemed in the current year as compared to the prior year and to cash expenditures related to patent filing costs, partially offset by lower capital expenditures for demonstration assets and test equipment.

Cash from Continuing Financing Activities

During the year ended December 31, 2025, the Company generated $11,933,200 of cash from continuing financing activities, as compared to a cash usage of $229,013 from continuing financing activities in 2024. This change was due to i) $11,565,146 of proceeds net of transaction costs from a registered direct offering of common stock completed on October 1, 2025, ii) higher proceeds from the exercise of stock options, due to a higher number of options exercised in 2025, partially offset by iii) higher payments of withholding taxes on stock-based awards.

Cash from Discontinued Operations

Cash provided by discontinued operations was $17,866,932 for the year ended December 31, 2025. This was driven by:

•
Cash provided by discontinued operating activities was $260,706 in 2025, compared to cash provided by discontinued operating activities of $2,488,134 in 2024. The change from 2024 was primarily driven by increases in inventory and accounts receivable in 2025, compared to decreases in 2024.
•
Cash provided by discontinued investing activities was $17,470,077 in 2025, compared to cash used in discontinued investing activities of $134,491 in 2024. The change from 2024 was primarily driven by cash proceeds from the divestiture of Bressner, partially offset by transaction costs paid in cash and higher capital expenditures.
•
Cash provided by discontinued financing activities was $136,149 in 2025, compared to cash used in discontinued financing activities of $954,939 in 2024. The change from 2024 was primarily driven by repayments of outstanding debt in 2024.

Contractual obligations and commitments

The following table sets forth our non-cancellable contractual obligations as of December 31, 2025:

Contractual Obligations:	Total	< 1 year	1-3 years	3-5 years	> 5 Years
Operating leases	$1,468,959	$219,097	$964,030	$285,832	$-
Non-cancellable purchase orders	3,168,828	1,799,327	-	1,369,501	-
Total	$4,637,787	$2,018,424	$964,030	$1,655,333	$-

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

Known trends or uncertainties

During fiscal year 2024, we experienced delays in funding for customer projects, delays in delivery schedules based upon customer requirements, and an extended sales cycle. If such delays recur in the future, our operating results could be impacted.

With our shifted focus to the development and sale of edge computing products, we have significantly increased our efforts to penetrate the military and defense sectors in particular. These sectors typically have protracted sales cycles, significant contracting requirements, and multi-year deliverables. Our pipeline is effected by the procurement habits and timing of the military and defense sector.

Tariffs and the threat of tariffs, ongoing military conflicts, macroeconomic conditions and policy, inflation and the risk of inflation, and uncertainty about the timing and substance of U.S. government budgets and policy actions have contributed to uncertainty and capital markets volatility overall, which could negatively impact our operations.

We have received notifications from certain of our suppliers of extended lead times for certain components used in our products. In late 2025, a global shortage of certain memory products resulting from datacenter build-out demand led to significant increases in lead times, pricing volatility, and significant price increases. We have worked with our suppliers to secure availability of supply, including through the negotiation of long-term agreements. While we attempt to pass on component cost increases to our customers, our ability to do so is dependent upon many factors, including market conditions for the Company's products.

Inflation

We have recently experienced and continue to experience effects from inflation. Although the Company attempts to pass on increases in raw material, labor, energy and fuel-related costs to our customers, the Company’s ability to do so is dependent upon the rate and magnitude of any increase, competitive pressures, and market conditions for the Company’s products. There have been in the past, and may be in the future, periods of time during which increases in these costs cannot be fully recovered. These increasing costs are being aggressively managed by the Company and actions are being taken to minimize the impact to the Company. Inflation affects the Company’s manufacturing costs, distribution costs, and operating expenses.

U.S. Government Budget Environment

In recent years, U.S. government appropriations have been affected by larger U.S. government budgetary issues and related legislation, and the U.S. government has been unable to complete its budget process before the end of its fiscal year, resulting in both governmental shutdowns and continuing resolutions providing only enough funds for U.S. government agencies to continue operating at prior-year levels. Our business and results of operations could be impacted by future disruptions to U.S. government operations, and these impacts could include delays in contract awards and new program starts. A prolonged shutdown could delay new awards and funding for defense-related projects involving U.S. government agencies and prime contractor customers. These delays could temporarily affect the timing of our revenue recognition, increase our working capital requirements, or reduce near-term liquidity.

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

The transaction price is determined based on the consideration to which the Company will be entitled in exchange for transferring goods or services to the customer adjusted for estimated variable consideration, if any. Variable consideration may include discounts, rights of return, refunds, and other similar obligations. The Company allocates the transaction price to each distinct product and service based on its relative standalone selling price. The standalone selling price for products and services primarily involves the cost to produce the deliverable plus the anticipated margin and is estimated based on the Company’s approved list price.

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

Interest rate risk

Our exposure to interest rate risk is primarily associated with borrowing on revolving lines of credit. We are exposed to the impact of interest rate changes primarily through our borrowing activities for our variable rate borrowings.

Concentration of credit risk

At times, deposits held with financial institutions may exceed the amount of insurance provided by the Federal Deposit Insurance Corporation (“FDIC”) and Securities Investor Protection Corporation (“SIPC”), of which both provide basic deposit coverage with limits up to $250,000 per owner. As of December 31, 2025, the Company had $33,124,976 of cash in our accounts that exceeded the insurance limits. The Company has not experienced any such losses in these accounts, and believes that the financial institutions at which such amounts are held are stable; however, no assurances can be provided.

We provide credit to our customers in the normal course of business. We perform ongoing credit evaluations of our customers’ financial condition and limit the amount of credit extended when deemed necessary.

Foreign currency risk

We operate primarily in the United States. Foreign sales of products and services are primarily denominated in U.S. dollars. We have also conducted business outside the United States, primarily through Bressner, our foreign subsidiary in Germany, which was sold on December 30, 2025 and is classified as discontinued operations. Bressner's business was largely transacted in non-U.S. dollar currencies, particularly the Euro, which is subject to fluctuations due to changes in foreign currency exchange rates. Accordingly, we have been subject to exposure from changes in the exchange rates of local currencies. Foreign currency transaction gains and losses associated with continuing operations are recorded in other income (expense), net in the consolidated statements of operations. Foreign currency transaction gains and losses associated with discontinued operations are recorded in income from discontinued operations, net of income taxes in the consolidated statements of operations.

The functional currency for the Bressner business was the Euro. Transactions denominated in currencies other than the functional currency are remeasured to the functional currency at the average exchange rate in effect during the period. At the end of each reporting period, monetary assets and liabilities are remeasured using exchange rates in effect at the balance sheet date. Non-monetary assets and liabilities are remeasured at historical exchange rates. Consequently, changes in the exchange rates of the currencies may impact the translation of the foreign subsidiaries’ statements of operations into U.S. dollars, which may in turn affect our consolidated statement of operations. The resulting foreign currency translation adjustments are recorded as a separate component of accumulated other comprehensive income (loss) in the consolidated balance sheets. With the divestiture of the Bressner business in 2025, cumulative currency translation adjustments associated with our Bressner business were released from accumulated other comprehensive income (loss) and recorded within income from discontinued operations, net of income taxes.

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

Adjusted EBITDA associated with our continuing operations for the years ended December 31, 2025 and 2024 was as follows:

	For the Year Ended December 31,
	2025	2024
Loss from continuing operations	$(3,097,848)	$(15,168,287)
Depreciation	771,552	927,282
Amortization of right-of-use assets net of change in lease liability	(11,438)	31,730
Stock-based compensation expense	1,820,705	1,856,417
Interest expense	2,523	4,027
Interest income	(278,788)	(477,745)
Provision for income taxes	11,310	2,560
Adjusted EBITDA	$(781,984)	$(12,824,016)

Adjusted EBITDA associated with discontinued operations, excluding the impact of the gain on sale net of transaction costs, for the years ended December 31, 2025 and 2024 was as follows:

	For the Year Ended December 31,
	2025	2024
Income from discontinued operations, net of income taxes	$8,185,542	$1,533,954
Gain on sale, net of transaction expenses	(6,707,021)	-
Depreciation	221,741	114,555
Amortization of right-of-use assets net of change in lease liability	54,873	(1,845)
Stock-based compensation expense	132,331	131,708
Interest expense	50,374	70,089
Interest income	-	-
Provision for income taxes	651,658	723,942
Adjusted EBITDA	$2,589,498	$2,572,403

Consolidated adjusted EBITDA from continuing and discontinued operations, excluding the impact of the gain of sale net of transaction costs, for the years ended December 31, 2025 and 2024 was as follows:

	For the Year Ended December 31,
	2025	2024
Net income (loss)	$5,087,694	$(13,634,333)
Gain on sale, net of transaction expenses	(6,707,021)	-
Depreciation	993,293	1,041,837
Amortization of right-of-use assets net of change in lease liability	43,435	29,885
Stock-based compensation expense	1,953,036	1,988,125
Interest expense	52,897	74,116
Interest income	(278,788)	(477,745)
Provision for income taxes	662,968	726,502
Adjusted EBITDA	$1,807,513	$(10,251,613)

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

The following table reconciles loss from continuing operations to adjusted EPS and diluted earnings per share:

	For the Year Ended December 31,
	2025	2024
Loss from continuing operations	$(3,097,848)	$(15,168,287)
Stock-based compensation expense	1,820,705	1,856,417
Non-GAAP net loss	$(1,277,143)	$(13,311,870)
Non-GAAP net loss per share:
Basic	$(0.06)	$(0.64)
Diluted	$(0.06)	$(0.64)
Weighted average common shares outstanding:
Basic	22,403,267	20,953,397
Diluted	22,403,267	20,953,397

The following table reconciles loss from discontinued operations, net of income taxes to adjusted EPS and diluted earnings per share, which excludes the impact of the gain on sale net of transaction costs:

	For the Year Ended December 31,
	2025	2024
Income from discontinued operations, net of income taxes	$8,185,542	$1,533,954
Gain on sale, net of transaction expenses	(6,707,021)	-
Stock-based compensation expense	132,331	131,708
Non-GAAP net income	$1,610,852	$1,665,662

Non-GAAP net income per share:
Basic	$0.07	$0.08
Diluted	$0.07	$0.08
Weighted average common shares outstanding:
Basic	22,403,267	20,953,397
Diluted	23,205,705	21,432,890

The following table reconciles consolidated net income (loss) to adjusted EPS and diluted earnings per share, which excludes the impact of the gain on sale net of transaction costs:

	For the Year Ended December 31,
	2025	2024
Net income (loss)	$5,087,694	$(13,634,333)
Gain on sale, net of transaction expenses	(6,707,021)	-
Stock-based compensation expense	1,953,036	1,988,125
Non-GAAP net income (loss)	$333,709	$(11,646,208)

Non-GAAP net income (loss) per share:
Basic	$0.01	$(0.56)
Diluted	$0.01	$(0.56)
Weighted average common shares outstanding:
Basic	22,403,267	20,953,397
Diluted	23,205,705	20,953,397

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

The following table reconciles net cash used in continuing operating activities to free cash flow:

	For the Year Ended December 31,
Cash flow:	2025	2024
Net cash used in continuing operating activities	$(6,551,087)	$(2,596,232)
Capital expenditures in continuing operations	(114,596)	(228,258)
Free cash flow from continuing operations	$(6,665,683)	$(2,824,490)

The following table reconciles net cash used in discontinued operating activities to free cash flow:

	For the Year Ended December 31,
Cash flow:	2025	2024
Net cash used in discontinued operating activities	$260,706	$2,488,134
Capital expenditures in discontinued operations	(647,299)	(134,491)
Free cash flow from discontinued operations	$(386,593)	$2,353,644

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

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal controls over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Internal control over financial reporting is a process designed under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements. Because of its inherent limitations, internal controls over financial reporting may not prevent or detect all misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. We have conducted an evaluation of the effectiveness of our internal control over financial reporting. Based on our evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2025.

Attestation Report of the Independent Registered Public Accounting Firm

This Annual Report does not include an attestation report of our independent registered public accounting firm due to an exemption established by the Exchange Act for “smaller reporting companies.”

Changes in Internal Control over Financial Reporting

There has been no material change in our internal controls over financial reporting during the year ended December 31, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION.

Rule 10b5-1 Trading Plans

During the three months ended December 31, 2025, none of our directors or officers entered into, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” that were intended to satisfy the affirmative defense conditions of Rule 10b5-1, in each case as defined in Item 408 of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Executive Officers and Directors

The following table sets forth the names, ages, and positions of our executive officers and directors as of March 5, 2026. There are no arrangements, agreements or understandings between non-management security holders and management under which non-management security holders may directly or indirectly participate in or influence the management of our affairs. There are no arrangements or understandings between any director and any other person pursuant to which any director or executive officer was or is to be selected as a director or executive officer, as applicable. To the Company’s knowledge, during the last ten years, none of the Company’s officers or directors have been subject to or involved in, as applicable, those types of legal proceedings that are required to be disclose pursuant to Item 4.01(f) of Regulation S-K.

Name	Age	Position
Executive Officers:
Mike Knowles	59	President, Chief Executive Officer and Director
Daniel Gabel	38	Chief Financial Officer, Treasurer and Secretary
Jim Ison	56	Chief Product Officer
Non-Employee Directors:
Mitchell Herbets (1) (2) (3)	68	Director
Greg Matz (1) (2) (3)	66	Director
Mike Dumont (1) (2) (3)	65	Director
Dave Bassett (1) (2) (3)	59	Director

(1)
Member of the Nominating and Corporate Governance Committee.
(2)
Member of the Compensation Committee.
(3)
Member of the Audit and Risk Committee.

Executive Officers

Mike Knowles has served as our president and chief executive officer since June 2023 and as a director on our board since September 2023. He has more than three decades of leadership experience in global aerospace and defense markets, having led successful business captures resulting in billion-dollar program and product portfolios. Prior to joining the Company, Mr. Knowles served as vice president and general manager of C5ISR Systems at Curtiss Wright Defense Solutions from October 2022 to June 2023. Prior to that, from May 2014 to October 2022, Mr. Knowles worked at Cubic Corporation (“Cubic”), where he served in various roles, culminating in his roles as a senior vice president of Cubic and president of Cubic’s Mission and Performance Solutions business, in which role he led a $700 million global business unit with 2,000 employees. While at Cubic, his C5ISR hardware, software and solutions portfolios included rugged networking/computing at the edge, secure and expeditionary communications, intelligence processing, assessment distribution from enterprise-to-edge, high frequency/low SWAP RF components for electronic warfare, space, and 5G applications; and live, virtual, and constructive (LVC) multi-domain training systems. Before Cubic, Mr. Knowles worked at Rockwell Collins from 2004 to 2014 and at Lockheed Martin from 1998 to 2003, both of which are well recognized defense contractors. Prior to that, Mr. Knowles served in the United States Navy for 20 years as a Naval Flight Officer and Aerospace Engineering Duty Officer, with 10 years active duty and 10 years in the Navy Reserves, where he retired as a Commander. He received a BS in Aerospace Engineering from the United States Naval Academy, an MS in Aerospace Engineering from the Naval Postgraduate School, was a graduate of the US Naval Test Pilot School, and received an MBA from George Mason University.

Daniel Gabel has served as our chief financial officer since November 2024. Mr. Gabel has over 15 years of accounting, financial, and strategic leadership within the defense industry. Most recently, Gabel served as the CFO of CAES' Defense System Division, a division of Honeywell that provides advanced electronic solutions to the U.S. aerospace and defense industry. Prior to this, Gabel spent over 10 years at RTX Corporation (Raytheon) across various finance and accounting roles, and within several different divisions, including serving as CFO from 2021 - 2023 of SEAKR Engineering, a Raytheon subsidiary. Gabel has a Master of Business Administration from Southern Methodist University and a Bachelor of Science in Business Administration from the University of Southern California.

Jim Ison has been with OSS since 2004, and currently serves as the chief product officer. Mr. Ison has nearly three decades of combined sales, product management and marketing management experience in leading-edge large-scale electronic systems using breakthrough technologies. His expertise covers government, communications and HPC markets with particular focus on AI applications in unique environments. Prior to joining OSS, Mr. Ison held senior sales and marketing positions for Ziatech and Rittal. During the 17 years he has served in a management role at OSS, he has led the technological evolution. Mr. Ison holds a bachelor's degree in Aeronautical Engineering from Cal Poly San Luis Obispo and an MBA from the University of Florida.

Board of Directors

Mitchell H. Herbets joined our board of directors in November 2023 where he has served as chairman since May 2025. Mr. Herbets currently serves as non-executive chairman of Thales Defense and Security, a global technology company that provides advanced technology equipment to the U.S. defense, federal and international technology markets. His other current chairman positions include: Safran Federal Systems, a provider of resilient positioning, navigation and timing (PNT) solutions, AI intelligence systems, and custom engineering services to federal agencies, defense organizations and contractors; Photonis Defense, a provider of advanced products in night and digital vision technologies to U.S. and allied governments, and iDirect Government, a provider of tactical satellite communications systems to U.S. Primes for the U.S. Department of Defense. Mr. Herbets previously served on the board of Wireless Telecom Group (WTT), a NYSE American-listed provider of infrastructure for cellular systems, LTE and 5G waveforms, and telecommunications test equipment company before it was acquired by Maury Microwave in 2023. He earlier served as president and CEO of Thales Communications (now Thales Defense and Security), a global leader in tactical radio technology. Prior to being appointed as president and CEO of Thales, he served in a number of senior executive positions at the company, including leadership roles in program management, engineering, and business development. Before Thales, he served four years in the U.S. Army with the final rank of captain. He holds a bachelor’s degree in electrical engineering from Lehigh University, where he currently serves as a member of the advisory council of Lehigh University’s Engineering College. He earned his MBA from George Washington University. Our board of directors believes Mr. Herbets’ significant experience as a senior executive in the defense technology industry, corporate governance experience, organizational leadership skills, and experience serving on the boards of public companies align with the desired skill sets identified by the nominating and governance committee making him well suited to serve as a member of our board of directors. In addition to serving as chairman, Mr. Herbets has played a key role as the chair of the compensation committee. His experience as a CEO has provided valuable insight, consultation, and peer review for the company CEO and CFO in the conduct of business, development of strategy and execution of overall growth strategy plans. He also has helped establish connections with influencers and business opportunities within the defense markets. Lastly, he has provided leadership mentoring for members of the executive staff. The CEO and executive management team look to take advantage of these same contributions going forward.

Greg Matz, CPA, joined our board of directors in July 2020, and is an experienced financial executive, having served in controller, Vice President, and CFO roles for over two decades. Now retired, Mr. Matz is currently serving as a member of the board of directors and audit committee chair for Dare Bioscience, Inc. (NASDAQ: DARE), a public clinical-stage biopharmaceutical company. From 2011 to 2016, he worked for The Cooper Companies, Inc. (NYSE: COO), holding roles as the Senior Vice President and Chief Financial Officer and Chief Risk Officer. From 2010 to 2011, Mr. Matz was the Chief Financial Officer for CooperVision, a business unit of The Cooper Companies, Inc. Prior to joining The Cooper Companies, Inc., he held key management roles in finance and marketing at Agilent Technologies and Hewlett Packard. He began his career at KPMG and is a CPA with an active certification. Mr. Matz graduated from the University of San Francisco with a B.S. in Business Administration and completed the University of Pennsylvania, The Wharton School’s Advanced Management Program. Mr. Matz is also a National Association of Corporate Directors (“NACD”) Board Leadership Fellow and has earned the NACD Directorship Certification credential. In addition, Mr. Matz has received a certification from NACD / Carnegie Mellon University in Cybersecurity Oversight. Our Board believes Mr. Matz’s experience as a chief financial officer and chief risk officer of a public company including his corporate experience and skills in financial functions, including planning, reporting, and audit, in risk management , in manging internal growth and acquisitions and in capital markets and corporate strategy qualifies him to serve as a member of our Board and to fill the important role of “audit committee financial expert.”

Michael Dumont joined our board of directors in September 2023 after having served on our board of advisors. He is a retired United States Navy three-star admiral and former senior executive in the U.S. Government with extensive experience in national security, aerospace and defense, risk management, and organizational leadership. During his career in government, Admiral Dumont served in senior leadership roles within the U.S. Department of

Defense, including as Principal Deputy Assistant Secretary of Defense for Special Operations and Low-Intensity Conflict, Deputy Commander of U.S. Northern Command, and Vice Commander of the North American Aerospace Defense Command. Earlier in his career, he served as a federal prosecutor specializing in white-collar and corporate matters. Admiral Dumont most recently served as a university president and currently advises companies developing artificial intelligence technologies for defense, national security, and public safety applications. He holds a B.A. from the University of Southern Maine, an M.S. from the National War College, and a J.D. from Suffolk University Law School. He is a member of the National Association of Corporate Directors and holds the NACD Directorship Certification. The Company believes Admiral Dumont’s extensive leadership experience in national security, and government policy, as well as his expertise in corporate governance, risk management, and emerging technologies, qualifies him to serve on the Company’s Board of Directors.

David Bassett joined our board in May 2025 and is a retired Army Lieutenant General with a distinguished 35-year military career. Lieutenant General Bassett’s career includes extensive leadership driving military modernization and managing large-scale acquisitions. From 2020-2023, he served as Director of the Defense Contract Management Agency (DCMA), where he led more than 11,000 civilian and military personnel who managed more than 250,000 contracts with total value in excess of $3.5 trillion. Prior to his role at DCMA, he served as Program Executive Officer for Command, Control, and Communications-Tactical (PEO C3T), where he led critical modernization priorities, including around development and acquisition of the Army’s tactical network. Prior to that, he served as Program Executive Officer for Ground Combat Systems (PEO GCS), where he led modernization efforts for the Army’s fleet of ground combat vehicles, including the Abrams, Bradley, and Stryker. His previous assignments include Deputy Program Executive Officer for Combat Support and Combat Service Support (PEO CS&CSS) and manager of the Joint Program Office, Joint Light Tactical Vehicles (JLTV). Lieutenant General Bassett serves as a Senior Counselor at The Cohen Group, a consulting firm, where he advises on business development, regulatory affairs, and capital raising activities. He holds a Bachelor of Science in Electrical Engineering and a Master’s degree in Computer Science from the University of Virginia and is a graduate of the Army Command and General Staff College at Fort Leavenworth, Kansas, as well as a distinguished graduate of the Industrial College of the Armed Forces. Our board of directors believes Mr. Bassett’s significant experience in relevant Army programs and acquisition strategies, leading military modernization efforts and managing complex programs and large-scale acquisitions, coupled with his organizational leadership, risk management skills, technology and defense market expertise make him well-suited to serve as a member of our board of directors.

Board Composition and Election of Directors

Director Independence

Our board of directors currently consists of five members. Our board of directors has determined that Mitchell Herbets, Greg Matz, Mike Dumont, and David Bassett are all independent directors in accordance with the listing requirements of The Nasdaq Capital Market. The Nasdaq independence definition includes a series of objective tests, including that the director is not, and has not been for at least three years, one of our employees, and that neither the director nor any of his or her family members have engaged in various types of business dealings with us. In addition, as required by Nasdaq rules, our board of directors has made a subjective determination as to each independent director that no relationships exist, which, in the opinion of our board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In making these determinations, our board of directors reviewed and discussed information provided by the directors and us with regard to each director’s business and personal activities and relationships as they may relate to us and our management.

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
•
at least annually, receive and review a report by the independent registered public accounting firm describing their internal quality- control procedures and any material issues raised by the most recent internal quality-control review, peer review or Public Company Accounting Oversight Board (PCAOB) review, of the independent auditing firm, or by any inquiry or investigation by governmental or professional authorities, within the preceding five years, respecting one or more independent audits carried out by the firm, and any steps taken to deal with any such issues; and (b) other required reports from the independent registered public accounting firm
•
at least annually, consider their independence, including whether their provision of permitted non-audit services is compatible with independence, and obtain and review a report describing all the relationships between them and the Company.

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

5.
Review and discuss earnings releases and related financial information as well as earnings guidance provided to analysts and rating agencies.

6.
Review with the independent auditors, the Company’s management, and financial and accounting personnel, the adequacy and effectiveness of the accounting and financial controls of the Company, and elicit any recommendations for the improvement of such internal control procedures or particular areas where new or more detailed controls or procedures are desirable.

7.
Review management’s annual internal control report which acknowledges management’s responsibility for establishing and maintaining an adequate internal control structure and procedures for financial reporting; and contains an assessment of the effectiveness of the internal control structure.

8.
Discuss with management and the independent auditor, at least semi-annually, policies and programs with respect to enterprise risks, including the risk management process, risk assessments, and significant areas of risk or exposure for the Company.

9.
Provide oversight and review of the company’s risk management policies, information systems and cybersecurity policies, and insider trading policies. Ensure at least annually, that the full board of directors is updated on the current status of the Company’s risk profile and mitigation efforts.

10.
Establish procedures for the Company’s confidential and anonymous receipt, retention and treatment of complaints regarding the Company’s accounting, internal controls and auditing matters, as well as for the confidential, anonymous submissions by Company employees of concerns regarding questionable accounting or auditing matters.

11.
Investigate any matter brought to its attention within the scope of its duties, including matters brought forth through the Whistleblower Hotline, with the power to retain outside counsel for this purpose if, in its judgment, that is appropriate.

12.
Obtain the advice and assistance, as appropriate, of independent counsel and other advisors as necessary to fulfill the responsibilities of the Audit & Risk Committee, and receive appropriate funding from the Company, as determined by the Audit Committee, for the payment of compensation to any such advisors.

13.
Conduct an annual performance evaluation of the Audit & Risk Committee and annually evaluate the adequacy of its charter.

14.
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

The Audit & Risk Committee will review and approve such related party transactions based on the Board approved, One Stop Systems, Inc. “Related Party Transaction Policy”

15.
Carry out such other duties and have such other authority as may be assigned or granted by the Board of Directors or as required to be carried out by applicable law and/or the rules and listing requirements of the NASDAQ Stock Market

The members of our audit and risk committee are Mr. Matz, Mr. Herbets, Mr. Dumont, and Mr. Bassett. Mr. Matz serves as chair of the committee. All members of our audit and risk committee meet the requirements for financial literacy under the applicable rules and regulations of the SEC and The Nasdaq Capital Market. Our board of directors has determined that Mr. Matz qualifies as an “audit committee financial expert” as defined by applicable SEC rules and has the requisite financial sophistication as defined under the applicable Nasdaq rules and regulations. Our board of directors has determined that Mr. Matz, Mr. Herbets, Mr. Dumont, and Mr. Bassett are independent under the applicable rules of the SEC and The Nasdaq Capital Market.

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

The members of our compensation committee are Mr. Herbets, Mr. Matz, Mr. Dumont, and Mr. Bassett. Mr. Herbets serves as the chair of the committee. Our board of directors has determined that Mr. Herbets, Mr. Matz, Mr. Dumont, and Mr. Bassett are all independent under the applicable rules and regulations of The Nasdaq Capital Market and all current members qualify as a “non-employee director” as defined in Rule 16b-3 promulgated under the Exchange Act. Our board of directors has determined that each of the members of our compensation committee is an “outside director,” as that term is defined in Section 162(m) of the U.S. Internal Revenue Code of 1986, as amended, or Section 162(m). We are currently in compliance with Nasdaq rules since all members of our compensation committee have been deemed independent by our board of directors. The compensation committee operates under a written charter, which the compensation committee will review and evaluate at least annually.

Nominating and Corporate Governance Committee

The nominating and corporate governance committee is responsible for assisting our board of directors in discharging the board of directors’ responsibilities regarding the identification of qualified candidates to become board members, the selection of nominees for election as directors at our annual meetings of stockholders (or special meetings of stockholders at which directors are to be elected), and the selection of candidates to fill any vacancies on our board of directors and any committees thereof. In addition, the nominating and corporate governance committee is responsible for overseeing our corporate governance policies, reporting and making recommendations to our board of directors concerning governance matters, and oversight of the evaluation of our board of directors.

The members of our nominating and corporate governance committee are Mr. Dumont, Mr. Herbets, Mr. Matz, and Mr. Bassett. Mr. Dumont serves as the chair of the committee. Our board of directors has determined that Mr. Dumont, Mr. Herbets, Mr. Matz, and Mr. Bassett are all independent under the applicable rules and regulations of The Nasdaq Capital Market relating to nominating and corporate governance committee independence. We are currently in compliance with Nasdaq rules due to the fact that all members of our nominating and corporate governance committee have been deemed independent by our board of directors. The nominating and corporate governance committee operates under a written charter, which the nominating and corporate governance committee will review and evaluate at least annually.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Exchange Act, directors, executive officers, and beneficial owners of 10% or more of our common stock, or reporting persons, are required to report to the SEC on a timely basis the initiation of their status as a reporting person and any changes with respect to their beneficial ownership of our common stock. Based solely on our review of copies of such forms that we have received, or written representations from reporting persons, we believe that during the fiscal year ended December 31, 2025, all executive officers, directors and greater than 10% stockholders complied with all applicable filing requirements.

ITEM 11. EXECUTIVE COMPENSATION.

This section discusses the material components of the executive compensation program for our executive officers who are named in the “Summary Compensation Table” below. In 2025, our “named executive officers” (“NEOs”) and their positions were as follows:

•
Mike Knowles, president and chief executive officer;
•
Daniel Gabel, chief financial officer, treasurer and secretary; and
•
Jim Ison, chief product officer;

This discussion may contain forward-looking statements that are based on our current plans, considerations, expectations, and determinations regarding future compensation programs. Actual compensation programs that we adopt in the future may differ materially from the currently planned programs summarized in this discussion.

Summary Compensation Table

The following table provides information regarding the total compensation for services rendered in all capacities that was earned by each individual who served (i) as our principal executive officer at any time during 2024, and (ii) our two most highly compensated executive officers other than our principal executive officer who were serving as executive officers as of December 31, 2025 or December 31, 2024, as applicable:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (1)	All Other Compensation ($) (2)	Total ($)
Mike Knowles	2025	$490,334	$-	$588,699	$23,597	$1,102,629
President and Chief Executive Officer	2024	$473,446	$50,000	$287,875	$54,122	$865,443

Dan Gabel (3)	2025	$315,000	$-	$289,413	$27,142	$631,555
Chief Financial Officer	2024	$36,346	$75,000	$95,200	$-	$206,546

Jim Ison	2025	$313,021	$-	$179,773	$36,754	$529,548
Chief Sales and Marketing Officer	2024	$303,191	$22,078	$97,017	$57,963	$480,249

John W. Morrison, Jr. (3)	2025	$-	$-	$-	$249,268	$249,268
Former Chief Financial Officer	2024	$319,729	$30,652	$156,147	$59,709	$566,237

(1)
Amounts reflect the full grant-date fair value of stock awards, consisting of restricted stock units, granted during the relevant fiscal year computed in accordance with ASC Topic 718, rather than the amounts paid to or realized by the named individual. We provide information regarding the assumptions used to calculate the value of all stock awards made to our officers in Note 10 to the audited consolidated financial statements for the year ended December 31, 2025, contained elsewhere in this Annual Report.
(2)
Represents payment of health insurance premiums and 401(k) contributions. For Mr. Morrison, this column also includes severance amounts paid.
(3)
Mr. Morrison stepped down as the Company's chief financial officer, and Mr. Gabel was appointed to serve in such role, in each case effective November 11, 2024.

Narrative Disclosure to Compensation Tables

Employment Agreements

Executive Employment Agreement with Mike Knowles

On May 16, 2023, the Company entered into an employment agreement with Michael Knowles, pursuant to which, effective June 5, 2023, Mr. Knowles began serving as chief executive officer and president of the Company. The initial term of Mr. Knowles’ employment agreement is three years from the effective date, after which it will automatically renew on an annual basis, subject to earlier termination in accordance with the terms of the agreement. During the year ended December 31, 2023, Mr. Knowles was entitled to a base salary of $460,000 per annum, subject to annual increases as determined by the compensation committee, and an annual bonus in the amount of 75% of his then annual base salary. In the year ended December 31, 2024, Mr. Knowles' base salary was increased to $478,000; and in the year ended December 31, 2025, Mr. Knowles' base salary was further increased to 494,730. The bonus is based on Mr. Knowles’ performance, as determined by the board of directors in its sole discretion, against fundamental corporate and/or individual objectives to be determined by the board of directors. Mr. Knowles is eligible to participate in our 2017 Equity Incentive Plan, as amended (the “2017 Plan”), subject to the discretion of the board of directors, if and when, the board of directors determines to make a grant to him.

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

Executive Employment Agreement with Dan Gabel

On November 4, 2024, the Company entered into an employment agreement with Daniel Gabel, pursuant to which, effective November 11, 2024, Mr. Gabel began serving as Chief Financial Officer of the Company. During the year ended December 31, 2025, Mr. Gabel was entitled to receive an annual base salary of $315,000 per annum (subject to annual review and adjustment); an annual bonus, with a target amount equivalent to forty percent of his then-current annual base salary, payable if certain applicable bonus criteria are met, subject to approval by the Company's board of directors; and eligibility to participate in a number of Company-sponsored benefits, including its medical, dental, and 401(k) plans, under the terms and conditions of the benefit plans that may be in effect from time to time. Mr. Gabel is eligible to participate in our 2017 Equity Incentive Plan, as amended (the “2017 Plan”), subject to the discretion of the board of directors, if and when, the board of directors determines to make a grant to him. The initial term of Mr. Gabel's employment agreement is one year from the effective date, after which it will automatically renew on an annual basis, subject to earlier termination in accordance with the terms of the agreement.

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

Under the terms of the employment agreement with Mr. Gabel, if we terminate his employment without cause or he resigns for good reason at any time other than within three months immediately preceding or twelve months immediately following the effective date of a change in control, he is entitled to the following payments and benefits: (i) his fully earned but unpaid base salary through the date of termination at the rate then in effect, plus all other amounts under any compensation plan or practice to which he is entitled; (ii) severance payments in an aggregate amount up to six months of Mr. Gabel’s then-current Base Salary, paid to Mr. Gabel on OSS’ regular paydays until the earlier of (a) the date that is six months following his termination or (b) the date as of which he commences employment with another employer, subject to standard payroll deductions and withholdings; (iii) a lump sum payment equal to Mr. Gabel’s then-current target bonus; and (iv) the continuation of Mr. Gabel’s group health continuation coverage under COBRA at OSS’ expense for a period of six months following the termination date, provided, however, that in the event Mr. Gabel becomes eligible for comparable group insurance coverage in connection with new employment, such COBRA premium payments by OSS shall terminate immediately. Mr. Gabel must provide a release and waiver to OSS as a condition of receiving the benefits set forth in this paragraph.

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

Executive Employment Agreement with John Morrison

During the year ended December 31, 2024, Mr. Morrison was entitled to a base salary of $323,074 per annum, subject to annual increases as determined by the compensation committee, and a target bonus in the amount of 40% of his then current annual base salary. The target bonus was based on Mr. Morrison’s performance, as determined by the board of directors in its sole discretion, against fundamental corporate and/or individual objectives to be determined by the board of directors. Mr. Morrison was eligible to participate in our 2017 Plan, subject to the discretion of the board of directors, if and when, the board of directors determines to make a grant to him.

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

Executive Employment Agreement with Jim Ison

During the year ended December 31, 2025, Mr. Ison was entitled to a base salary of $317,086 per annum, subject to annual increases as determined by the compensation committee, and a target annual bonus in the amount of 40% of his then current annual base salary. The target bonus is based on Mr. Ison’s performance, as determined by the board of directors in its sole discretion, against fundamental corporate and/or individual objectives to be determined by the board of directors. Mr. Ison is eligible to participate in our 2017 Plan, subject to the discretion of the board of directors if and when the board of directors determines to make a grant to him.

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

Annual Cash Bonus

Executive bonuses for 2025 and 2024 were determined at the discretion of our board of directors based on its assessment of our corporate performance. Typically, a substantial portion of the bonus earned in a given year is paid at the beginning of the subsequent year after the review of the annual financial statements. Based on this assessment, Mr. Knowles received a bonus of $50,000 in 2024, representing approximately 11% of his paid salary in that year. Mr. Ison received a bonus of $22,078 in 2024, representing approximately 7% of his paid salary in that year. Mr. Morrison received a bonus of $30,652 in 2024, representing approximately 10% of his paid salary in that year. In 2024, Mr. Gabel received $75,000 as a sign-on bonus in connection with his appointment as Chief Financial Officer of the company. No executive bonuses were paid out in 2025.

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

On February 7, 2025, Mr. Knowles received an RSU grant of 131,448 shares of common stock. The RSUs vest over a three year period beginning one year after the date of grant with equal semi-annual installments over a period of three years, subject to his continued employment with us on each vesting date. Additionally, on May 21, 2025, in connection with his service on our board of directors, Mr. Knowles received an RSU grant of 21,000 shares of common stock. These RSUs vest one year from the grant date.

On July 1, 2024, Mr. Knowles received an RSU grant of 131,450 shares of common stock. The RSUs vest over a three year period beginning one year after the date of grant with equal semi-annual installments over a period of three years, subject to his continued employment with us on each vesting date.

On February 7, 2025, Mr. Gabel received an RSU grant of 71,284 shares of common stock. The RSUs vest over a three year period beginning one year after the date of grant with equal semi-annual installments over a period of three years, subject to his continued employment with us on each vesting date.

On November 11, 2024, Mr. Gabel received an RSU grant of 40,000 shares of common stock. The RSUs vest over a three year period beginning one year after the date of grant with equal semi-annual installments over a period of three years, subject to his continued employment with us on each vesting date.

On February 7, 2025, Mr. Ison received an RSU grant of 44,279 shares of common stock. The RSUs vest over a three year period beginning one year after the date of grant with equal semi-annual installments over a period of three years, subject to his continued employment with us on each vesting date.

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

Other Elements of Compensation

Retirement Plans

We have a 401(k) retirement plan. Under the terms of the plan, eligible employees may defer up to 20% of their pre-tax earnings, subject to the Internal Revenue Service annual contribution limit. Additionally, the plan allows for discretionary matching contributions by us. In 2025 and 2024, the matching contribution was 100% of the employee’s contribution up to a maximum of 5% of the employee’s annual compensation.

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

		Option Awards					Stock Awards
Name	Grant Date	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity Incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option Exercise Price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares of units of stock that have not vested ($)	Equity Incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity Incentive plan awards: Market or payout value of unearned share, units or other right that have not vested ($)
Mike Knowles	5/21/2025	-	-	-	-	-	21,000	150,780	-	-
	2/7/2025	-	-	-	-	-	131,448	943,797	-	-
	7/1/2024	-	-	-	-	-	65,725	471,906	-	-
	6/5/2023	250,000	150,000	-	$2.95	6/5/2033	150,000	1,077,000
Jim Ison	2/7/2025	-	-	-	-	-	44,279	317,923
	7/1/2024	-	-	-	-	-	22,150	159,037	-	-
	3/16/2023	-	-	-	-	-	12,667	90,949	-	-
	4/18/2017	20,000	-	-	$1.95	4/18/2027	-	-	-	-
	4/2/2016	16,769	-	-	$1.08	4/2/2026	-	-	-	-
Daniel Gabel	2/7/2025	-	-	-	-	-	71,284	511,819	-
	11/11/2024	-	-	-	-	-	30,000	215,400	-

Directors Compensation

The following table sets forth information for the year ended December 31, 2025, regarding the compensation awarded to, earned by, or paid to our non-employee directors who served on our board of directors during 2025.

Name	Fees earned or paid in cash ($)	Stock awards ($)	RSU awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Mitch Herbets	50,733	-	55,020	-	-	-	105,753
Greg Matz	44,296	-	55,020	-	-	-	99,316
Mike Dumont	41,187	-	55,020	-	-	-	96,207
David Bassett (1)	19,311	-	55,020	-	-	-	74,331
Ken Potashner (2)	24,877	-	-	-	-	-	24,877
Gioia Messinger (2)	21,817	-	-	-	-	-	21,817
Joseph Manko, Jr. (3)	15,723	-	-	-	-	-	15,723

(1)
Mr. Bassett commenced his service on the board of directors and began receiving compensation on May 14, 2025.
(2)
Mr. Potashner and Ms. Messinger served on the board of directors until the annual meeting on May 14, 2025.
(3)
Mr. Manko served on the board of directors until his resignation, effective April 16, 2025.

During the year ended December 31, 2025, our non-executive directors were entitled to receive the following cash payments as compensation for serving on our board:

•
All non-executive board members are entitled to quarterly payments of $9,655
•
The chairman of our board is entitled to an additional quarterly cash payment of $3,219
•
The chair of each committee of our board is entitled to an additional quarterly cash payment of $1,609

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information regarding beneficial ownership of our common stock, as of March 5, 2026, by:

•
each person, or group of affiliated persons, known by us to be the beneficial owner of more than 5% of our common stock;
•
each of our named executive officers;
•
each of our directors; and,
•
all of our executive officers and directors as a group.

We have determined beneficial ownership in accordance with SEC rules. The information does not necessarily indicate beneficial ownership for any other purpose. Under these rules, the number of shares of common stock deemed outstanding includes shares issuable upon exercise of stock options or warrants held by the respective person or group that may be exercised or converted within 60 days after March 5, 2026. For purposes of calculating each person’s or group’s percentage ownership, stock options and warrants exercisable within 60 days after March 5, 2026, are included for that person or group but not for any other person or group.

Applicable percentage ownership is based on 24,737,191 shares of common stock outstanding on March 5, 2026.

Unless otherwise indicated and subject to applicable community property laws, to our knowledge, each stockholder named in the following table possesses sole voting and investment power over the shares listed. Unless otherwise noted below, the address of each person listed on the table is c/o One Stop Systems, Inc., 2235 Enterprise Street, #110, Escondido, CA 92029.

Name and Address of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned	Percent of Common Stock Beneficially Owned
5% or greater stockholders:
Steve Cooper (9)	1,923,572	7.8%
Named Executive Officer and Directors:
Michael Knowles (1)	493,747	2.0%
Jim Ison (2)	296,557	1.2%
Daniel Gabel (3)	22,747	*
Mike Dumont (4)	86,849	*
Greg Matz (5)	53,930	*
Mitchell Herbets (6)	21,000	*
David Bassett (7)	-	*
All executive officers and directors as a group (7 persons) (8)	974,830	3.9%

* Less than 1%.

(1)
Consists of i) 243,747 shares of common stock held by Mr. Knowles and ii) 250,000 shares of common stock that Mr. Knowles has the right to acquire from us within 60 days of March 5, 2026 pursuant to the exercise of stock options. Mr. Knowles is the chief executive officer of the Company.
(2)
Consists of i) 247,121 shares of common stock held by Mr. Ison, ii) 12,667 shares of common stock that Mr. Ison has a right to receive from us upon vesting of outstanding RSUs within 60 days of March 5, 2026, and iii) 36,769 shares of common stock that Mr. Ison has the right to acquire from us within 60 days of March 5, 2026 pursuant to the exercise of stock options. Mr. Ison is the chief product officer of the Company.
(3)
Consists of 22,747 shares of common stock held by Mr. Gabel. Mr. Gabel is the chief financial officer of the Company.
(4)
Consists of 86,849 shares of common stock held by Mr. Dumont. Mr. Dumont is a member of the board of directors.

(5)
Consists of 53,930 shares of common stock held by Mr. Matz. Mr. Matz is a member of the board of directors.
(6)
Consists of 21,000 shares of common stock held by Mr. Herbets. Mr. Herbets is the chairman of the board of directors.
(7)
Consists of no shares of common stock held by Mr. Bassett. Mr. Bassett is a member of the board of directors.
(8)
Consists of i) 675,394 shares of common stock held by our current named executive officers and directors, ii) 12,667 shares of common stock that our named executive officers and directors have a right to receive from us upon vesting of outstanding RSUs within 60 days of March 5, 2026, and iii) 286,769 shares of common stock that our named executive officers and directors have the right to acquire from us within 60 days of March 5, 2026 pursuant to the exercise of stock options.
(9)
Consists of 1,923,572 shares of common stock held by The Cooper Revocable Trust dated April 25, 2001, of which Mr. Steve Cooper serves as trustee. Mr. Cooper shares voting and investment power over these shares with his spouse, Mrs. Lori Cooper. The share information is based on information reported in a Form 4 filed with the SEC on January 24, 2024.

Equity Compensation Plan Information:

The following table provides information as of December 31, 2025, regarding our equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Issued Outside of the Plans	573,810	$2.95	-
2017 Stock Option Plan	930,902	$3.32	1,076,386
2015 Stock Option Plan	124,340	$1.93	-

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

We are not aware of any transactions or series of similar transactions, since January 1, 2024, to which we were a party or will be a party, in which:

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The audit and risk committee of our board of directors has selected Haskell & White LLP (“H&W”) as our independent registered public accounting firm for the fiscal year ended December 31, 2025. H&W audited our consolidated financial statements for the years ended December 31, 2025 and 2024.

Principal Accountant Fees and Services

The aggregate fees for professional services rendered to us by H&W, our independent registered public accounting firm which performed our audits for the years ended December 31, 2025 and 2024, and for other services were as follows:

	For the Year Ended December 31,
	2025	2024
Audit fees (1)	$281,350	$272,500
Audit-Related fees (2)	7,500	5,000
Tax fees	-	-
Other fees	-	-
Total fees	$288,850	$277,500

(1)
Includes fees for (i) audits of our consolidated financial statements for the fiscal years ended December 31, 2025 and 2024, and (ii) reviews of our interim period financial statements for fiscal year 2025 and 2024
(2)
Review of Form S-3 and Form S-8, and supplements thereto, including preparation of consents.

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

In situations where it is impractical to wait until the next regularly scheduled meeting, the chairman of the committee has been delegated authority to approve audit and non-audit services to be provided by our independent registered public accounting firm. Fees payable to our independent registered public accounting firm for any specific, individual service approved by the chair pursuant to the above-described delegation of authority may not exceed $25,000, and the chair is required to report any such approvals to the full committee at its next scheduled meeting. In addition, our audit and risk committee have pre-approved a list of acceptable services and fees payable to H&W in an aggregate amount of up to $18,500 per quarter for such services, including without limitation audit and allowable non-audit and tax consulting. This pre-approval is for small projects needing quick reaction and judged by our audit and risk committee not to raise any independence issues with H&W. Such projects and fees are required to be presented in detail at the next audit and risk committee meeting. Fees that were incurred in 2025 and 2024 were pre-approved by our audit and risk committee.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

One Stop Systems, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of One Stop Systems, Inc. (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively, the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Emphasis of a Matter - Discontinued Operations

As discussed in Note 18 to the consolidated financial statements, on December 30, 2025, the Company completed the sale of its wholly owned subsidiary, One Stop Systems, GmbH, which wholly owned Bressner Technology GmbH (“Bressner”). Management evaluated and determined that all of the criteria to report Bressner as discontinued operations were met. As a result, the financial results of Bressner have been presented as discontinued operations for all periods presented in the consolidated financial statements.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

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

Our assessment of management’s evaluation of the above referenced matter related to inventory reserve is significant to our audit because the amounts are material to the consolidated financial statements and the assessment process involves significant judgment.

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
•
We tested the underlying data used by the Company to determine their estimates for relevance and reliability, including testing of the historical sales data to ensure completeness and accuracy of the reserve.
•
We tested the mathematical accuracy of management’s calculations of the inventory reserve.
•
We performed a lower of cost or net realizable value analysis to ensure inventory valuation is in accordance with U.S. generally accepted accounting principles.

HASKELL & WHITE LLP

We have served as the Company’s auditor since 2017.

Irvine, California

March 18, 2026

ONE STOP SYSTEMS, INC. (OSS)

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2025	2024
ASSETS
Current assets
Cash and cash equivalents: held for continuing operations	$31,174,880	$4,043,000
Cash and cash equivalents: held for discontinued operations	-	2,751,092
Restricted cash	2,200,096	-
Short-term investments (Note 3)	-	3,217,065
Accounts receivable, net (Note 4)	11,549,718	4,188,839
Inventories, net (Note 5)	5,420,439	5,692,317
Prepaid expenses and other current assets	472,884	603,469
Other current assets of discontinued operations	-	11,705,265
Total current assets	50,818,017	32,201,048
Property and equipment, net (Note 6)	674,654	1,331,811
Operating lease right-of use assets	1,216,871	1,437,604
Deposits and other	38,093	38,093
Intangible assets, net (Note 7)	73,908	-
Non-current assets of discontinued operations	-	1,925,427
Total Assets	$52,821,543	$36,933,982

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$1,716,389	$955,099
Accrued expenses and other liabilities (Note 8)	3,630,130	3,473,935
Current portion of operating lease obligation (Note 13)	219,097	227,965
Current liabilities of discontinued operations	-	3,538,681
Total current liabilities	5,565,616	8,195,679
Operating lease obligation, net of current portion (Note 13)	1,249,862	1,473,166
Non-current liabilities of discontinued operations	-	93,092
Total liabilities	6,815,478	9,761,937
Commitments and contingencies (Note 12)	-	-
Stockholders’ equity
Common stock, $0.0001 par value; 50,000,000 shares authorized; 24,583,775 and 21,148,810 shares issued and outstanding at December 31, 2025 and 2024, respectively	2,458	2,115
Additional paid-in capital	62,968,973	49,082,737
Accumulated other comprehensive income	-	140,254
Accumulated deficit	(16,965,367)	(22,053,061)
Total stockholders’ equity	46,006,064	27,172,045
Total Liabilities and Stockholders' Equity	$52,821,543	$36,933,982

See accompanying notes to consolidated financial statements.

ONE STOP SYSTEMS, INC. (OSS)

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2025	2024
Revenue:
Product	$30,498,162	$20,867,800
Customer funded development	1,717,338	3,691,009
	32,215,500	24,558,809
Cost of revenue:
Product	15,353,945	19,913,178
Customer funded development	879,072	4,022,707
	16,233,017	23,935,885
Gross profit	15,982,483	622,924
Operating expenses:
General and administrative	7,357,357	7,203,628
Marketing and selling	6,566,701	5,616,704
Research and development	5,437,537	3,466,077
Total operating expenses	19,361,595	16,286,409
Loss from operations	(3,379,112)	(15,663,485)
Other income (expense), net:
Interest income	278,788	477,745
Interest expense	(2,523)	(4,027)
Other income, net	16,309	24,040
Total other income, net	292,574	497,758
Loss from continuing operations before income taxes	(3,086,538)	(15,165,727)
Provision for income taxes	11,310	2,560
Loss from continuing operations	(3,097,848)	(15,168,287)
Income from discontinued operations, net of income taxes	8,185,542	1,533,954
Net income (loss)	$5,087,694	$(13,634,333)

Per share basis:
Basic:
Continuing operations	$(0.14)	$(0.72)
Discontinued operations	$0.37	$0.07
Basic income (loss) per share	$0.23	$(0.65)

Diluted:
Continuing operations	$(0.14)	$(0.72)
Discontinued operations	$0.35	$0.07
Diluted income (loss) per share	$0.22	$(0.65)

Weighted average common shares outstanding:
Basic	22,403,267	20,953,397
Diluted	23,205,705	21,432,890

See accompanying notes to consolidated financial statements.

ONE STOP SYSTEMS, INC. (OSS)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	For the Year Ended December 31,
	2025	2024
Net income (loss)	$5,087,694	$(13,634,333)
Other comprehensive (loss):
Net unrealized loss on short-term investments	(4,572)	(1,220)
Currency translation adjustment	(135,682)	(533,834)
Total other comprehensive (loss)	(140,254)	(535,055)
Comprehensive income (loss)	$4,947,440	$(14,169,388)

See accompanying notes to consolidated financial statements.

ONE STOP SYSTEMS, INC. (OSS)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Year Ended December 31, 2025

	Common Stock			Accumulated Other	Accumulated	Total
	Shares	Amount	Additional Paid-in-Capital	Comprehensive income	(Deficit) Earnings	Stockholders' Equity
Balance, January 1, 2025	21,148,810	$2,115	$49,082,737	$140,254	$(22,053,061)	$27,172,045
Issuance of stock, proceeds net of issuance costs	2,500,000	250	11,565,146	-	-	11,565,396
Stock-based compensation	-	-	1,953,036	-	-	1,953,036
Exercise of stock options, RSUs and warrants	934,965	93	1,022,979	-	-	1,023,072
Taxes paid on net issuance of employee stock options	-	-	(654,925)	-	-	(654,925)
Currency translation adjustment	-	-	-	(135,682)	-	(135,682)
Net unrealized loss on short-term investments	-	-	-	(4,572)	-	(4,572)
Net income	-	-	-	-	5,087,694	5,087,694
Balance, December 31, 2025	24,583,775	$2,458	$62,968,973	$-	$(16,965,367)	$46,006,064

ONE STOP SYSTEMS, INC. (OSS)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Year Ended December 31, 2024

	Common Stock			Accumulated Other	Accumulated	Total
	Shares	Amount	Additional Paid-in-Capital	Comprehensive income	(Deficit) Earnings	Stockholders' Equity
Balance, January 1, 2024	20,661,341	$2,066	$47,323,673	$675,310	$(8,418,727)	$39,582,322
Stock-based compensation	-	-	1,988,125	-	-	1,988,125
Exercise of stock options, RSUs and warrants	487,469	49	237,700	-	-	237,747
Taxes paid on net issuance of employee stock options	-	-	(466,762)	-	-	(466,762)
Currency translation adjustment	-	-	-	(533,834)	-	(533,834)
Net unrealized loss on short-term investments	-	-	-	(1,220)	-	(1,220)
Net loss	-	-	-	-	(13,634,333)	(13,634,333)
Balance, December 31, 2024	21,148,810	$2,115	$49,082,737	$140,254	$(22,053,061)	$27,172,045

See accompanying notes to consolidated financial statements.

ONE STOP SYSTEMS, INC. (OSS)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2025	2024
Cash flows from continuing operating activities:
Loss from continuing operations	$(3,097,848)	$(15,168,287)
Adjustments to reconcile loss from continuing operations to net cash provided by (used in) continuing operating activities:
Depreciation	771,552	927,282
Loss on disposal of property and equipment	-	354
Provision for credit losses	(100)	40,000
Amortization of right-of-use assets	220,733	230,265
Stock-based compensation expense	1,820,705	1,856,417
Change in warranty reserves	95,000	(60,000)
Change in inventory reserves	(402,809)	7,088,114
Changes in operating assets and liabilities:
Accounts receivable, net	(7,360,779)	833,680
Inventories	674,687	211,794
Prepaid expenses and other current assets	137,457	(149,549)
Accounts payable	761,291	223,211
Accrued expenses and other current liabilities	61,195	1,569,022
Operating lease liabilities	(232,171)	(198,535)
Net cash used in continuing operating activities	(6,551,087)	(2,596,232)

Cash flows from continuing investing activities:
Purchases of property and equipment	(114,596)	(228,258)
Purchase of intangible assets	(73,908)	-
Proceeds from sale of marketable securities	3,217,065	4,553,535
Net cash provided by continuing investing activities	3,028,561	4,325,278

Cash flows from continuing financing activities:
Proceeds from issuance of common stock	12,500,000	-
Proceeds from exercise of stock options	1,022,979	237,749
Payment of withholding taxes on stock-based awards	(654,925)	(466,762)
Payment of stock issuance costs	(934,854)	-
Net cash provided by (used in) continuing financing activities	11,933,200	(229,013)

Net change in cash, cash equivalents, and restricted cash from continuing operations	8,410,674	1,500,032

Net cash flow from discontinued operating activities	260,706	2,488,134
Net cash flow from discontinued investing activities	17,470,077	(134,491)
Net cash flow from discontinued financing activities	136,149	(954,939)
Net change in cash, cash equivalents, and restricted cash from discontinued operations	17,866,932	1,398,705
Effect of exchange rate changes on cash	303,277	(153,592)
Net change in cash, cash equivalents, and restricted cash	26,580,883	2,745,145
Cash, cash equivalents, and restricted cash, beginning of period:	6,794,093	4,048,948
Cash, cash equivalents, and restricted cash, end of period	$33,374,976	$6,794,093

See accompanying notes to consolidated financial statements.

ONE STOP SYSTEMS, INC. (OSS)

CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

	For the Year Ended December 31,
	2025	2024
Cash and cash equivalents: held for continuing operations	$31,174,880	$4,043,000
Cash and cash equivalents: held for discontinued operations	-	2,751,092
Restricted cash	2,200,096	-
Cash, cash equivalents, and restricted cash	$33,374,976	$6,794,093

	For the Year Ended December 31,
	2025	2024
Supplemental disclosure of cash flow information (continuing operations):
Cash paid during the period for interest	$2,523	$2,492
Cash paid during the period for income taxes	$7,011	$6,880

Supplemental disclosure of non-cash flow transactions (continuing operations):
Reclassification of inventories to property and equipment	$18,406	$12,106
Capitalization of right-of-use assets and operating lease liabilities	$32,459	$-

Supplemental disclosure of cash flow information (discontinued operations):
Cash paid during the period for interest	$50,595	$82,539
Cash paid during the period for income taxes	$689,546	$551,454

Supplemental disclosure of non-cash flow transactions (discontinued operations):
Capitalization of right-of-use assets and operating lease liabilities	$2,486,982	$-

See accompanying notes to consolidated financial statements.

ONE STOP SYSTEMS, INC. (OSS)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2025 and 2024

NOTE 1 – THE COMPANY AND BASIS OF PRESENTATION

Nature of Operations

One Stop Systems, Inc. (“we,” “our,” “OSS,” or the “Company”) was originally incorporated as a California corporation in 1999, after initially being formed as a California limited liability company in 1998. On December 14, 2017, the Company was reincorporated as a Delaware corporation in connection with its initial public offering. The Company designs, manufactures, and markets specialized rugged high-performance compute ("HPC"), high speed switch fabrics, and storage systems, which are designed to target edge applications for artificial intelligence ("AI") / machine learning ("ML"), sensor processing, sensor fusion, and autonomy. The Company markets its products to manufacturers of equipment and platforms used for autonomous vehicles, medical, industrial, aerospace, and defense applications, with special focus on platforms that move, such as planes, unmanned aerial vehicles (UAVs), trucks, ships, submarines, and mobile datacenters or command posts where sensor processing, sensor fusion, AI, and ML are integrated to support such applications.

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

On October 31, 2018, OSS GmbH acquired 100% of the outstanding stock of Bressner Technology GmbH, a limited liability company registered under the laws of Germany and located near Munich, Germany (“Bressner”). Bressner is a integrator and distributor of hardware systems and components.

On December 30, 2025, the Company signed and closed a definitive agreement to sell all assets and operations of Bressner Technology GmbH through a sale of all shares of OSS GMbH. The consummation of this transaction represented a strategic shift and prioritization of the Company's core business developing and manufacturing deployable edge computing systems for mission critical applications.

The Company's results of operations for the year ended December 31, 2024 were negatively impacted by the loss of business from a legacy media and entertainment customer. In the second quarter of 2023, the Company completed and fulfilled substantially all of its orders associated with this customer and does not anticipate significant business from this customer in the future.

With the Company's shifted focus on the development and sale of proprietary and differentiated edge computing solutions, we have significantly increased our efforts to penetrate the military and defense sectors in particular. In the years ended December 31, 2025 and 2024, we further increased our emphasis and focus on the pursuit of revenue opportunities with major defense contractors and the military.

Basis of Presentation

The accompanying financial statements have been prepared on an accrual basis of accounting in accordance with United States Generally Accepted Accounting Principles (“U.S. GAAP”), as set forth in the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”).

Reclassifications

Certain prior year amounts have been reclassified to conform with the current year presentation. All operations, assets, and liabilities of the Bressner business, which was divested on December 30, 2025, have been classified as discontinued operations for the years ended December 31, 2025 and 2024.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of OSS, which include the acquisition of CDI. The accounts of OSS GmbH, which include the acquisition of Bressner, have been classified as discontinued operations. Intercompany balances and transactions have been eliminated in consolidation.

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

On an ongoing basis, our management evaluates these estimates and assumptions, including those related to determination of standalone selling prices of our products and services, allowance for credit losses and sales reserves, income tax valuations, stock-based compensation, goodwill, intangible assets, and inventory valuations and recoverability. We base our estimates on historical data and experience, as well as various other factors that our management believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities.

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

Concentration Risks

At times, deposits held with financial institutions may exceed the amount of insurance provided by the Federal Deposit Insurance Corporation (“FDIC”) and Securities Investor Protection Corporation (“SIPC”), of which both provide basic deposit coverage with limits up to $250,000 per owner. As of December 31, 2025, the Company had $33,124,976 of cash in our accounts that exceeded the insurance limits. The Company has not experienced any such losses in these accounts, and believes that the financial institutions at which such amounts are held are stable; however, no assurances can be provided.

In the year ended December 31, 2025, our top three customers comprised 22%, 22%, and 17% of revenue, respectively. No other customers exceeded 10% of revenue in 2025. In the year ended December 31, 2024, our top customer comprised 20% of revenue. No other customer exceeded 10% of revenue in 2024. Customer concentration figures represent continuing operations and exclude customer activity within discontinued operations.

As of December 31, 2025, three customers comprised 40%, 26%, and 11%, respectively, of our accounts receivable balance. No other customers exceeded 10% of our accounts receivable balance as of December 31, 2025. As of December 31, 2024, three customers comprised 22%, 20%, and 20%, respectively, of our accounts receivable balance. No other customer exceeded 10% of our accounts receivable balance as of December 31, 2024. Accounts receivable concentration figures represent balances from continuing operations and exclude balances within discontinued operations.

In the year ended December 31, 2025, the Company made purchases from two suppliers which represented 23% and 11%, respectively, of the Company's vendor purchases in the year. No other suppliers represented more than 10% of our vendor purchases in 2025. In the year ended December 31, 2024, the Company made purchases from three suppliers which represented 39%, 17%, and 13%, respectively, of the Company's vendor purchases in the year. No other suppliers represented more than 10% of our vendor purchases in 2024. Vendor concentration figures represent continuing operations and exclude vendor purchases within discontinued operations.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on deposit and money market accounts. The Company considers all highly liquid temporary cash investments with an initial maturity of three months or less when acquired to be cash equivalents. Management believes that the carrying amounts of cash equivalents approximate their fair value because of the short maturity period.

Restricted Cash

Restricted cash consists of cash and cash equivalents that are legally or contractually restricted as to withdrawal or use for general operating purposes. Restricted cash on the Company's balance sheet as of December 31, 2025 consists of a portion of the consideration received for the sale of Bressner that is held in an escrow account. Funds are held by an escrow agent, with release upon confirmation between the Company and the buyer of the final closing amount. The escrow deposit was based on an estimated closing amount, including estimated closing balances for Net Working Capital, Cash, and Indebtedness.

Short-term Investments

Short-term investments consist predominantly of commercial paper, corporate debt securities, U.S. Treasury securities, and asset-backed securities. The Company classifies short-term investments based on the facts and circumstances surrounding the investments at the time of purchase and evaluates such classification as of each balance sheet date. The Company did not have any short-term investment on December 31, 2025. On December 31, 2024, all short-term investments were classified as available-for-sale.

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

Accounts Receivable

Accounts receivables are presented at net realizable value. This value includes an appropriate allowance for credit losses to reflect any loss anticipated on the trade accounts receivable and unbilled receivables. Unbilled receivables include cost and gross profit earned in excess of billings. The allowance for credit losses is an estimate to cover the losses resulting from the inability of customers to make payments on their outstanding balances and unbilled receivables. In estimating the required allowance, management considers the overall collectability, customer creditworthiness, historical levels of credit losses and future expectations and aging of the accounts receivable, specific customer circumstances, current economic trends, and historical experience with collections. On December 31, 2025 and 2024, the allowance for credit losses arising from continuing operations was $78,918 and $79,018, respectively.

Measurement of Credit Losses on Financial Instruments

In June 2016, the FASB issued ASU 2016-13, which sets out the principles for the recognition and measurement of credit losses on financial instruments. This standard provides guidance on the impairment of financial instruments that is based on expected losses rather than probable or incurred losses. Under this guidance, the Company recognizes, as an allowance, our estimate of expected credit losses based upon historical and current information, and reasonable and supportable forecasts of future events and circumstances, as well as estimates of prepayments. Under this model, we are required to estimate the lifetime expected credit loss on such instruments and record an allowance to offset the amortized cost basis of the financial asset, resulting in a net presentation of the amount expected to be collected on the financial asset.

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

The following table represents the changes in the allowance for credit losses associated with our trade receivables for the year ended December 31, 2025 and 2024:

	For the Year Ended December 31,
Allowance for Credit Losses	2025	2024
Balance on January 1,	$79,018	$39,018
Provision charged to expense	-	40,000
Receivables written-off	(100)	-
	$78,918	$79,018

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

The Company does not have any leases classified as finance leases. The Company currently leases plant, office facilities and equipment under operating leases expiring through August 2030.

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

Goodwill

Goodwill represents the excess of the purchase price paid over the fair value of the net assets acquired in business combinations. Goodwill is not amortized but is tested for impairment at least annually and when we deem that a triggering event has occurred. The Company reviews goodwill for impairment annually on December 31st. and conducts interim impairment test of goodwill each quarter. With the sale of OSS GmbH and the Bressner subsidiary, the Company does not have any goodwill as of December 31, 2025. No impairments of goodwill were required in the years ended December 31, 2025 and 2024.

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

In the year ended December 31, 2025, the Company recognized intangible assets related to patents. As of December 31, 2025, the unamortized balance of intangible assets was $73,908. There is no impairment as of December 31, 2025. As of December 31, 2024, the Company had fully amortized recorded intangible assets and as such there was no impairment as of December 31, 2024.

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

The carrying value of financial instruments including cash and cash equivalents, accounts receivable, and accounts payable and accrued expenses, and other liabilities approximate fair value due to the short-term nature of these instruments. The carrying amounts of the Company’s short-term investments, notes payable, and lines of credit approximate their fair values at the stated interest rates and are reflective of the prevailing market rates.

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

Revenues on certain fixed-price contracts where we provide engineering services, prototypes and completed products are recognized over time as the Company progresses toward fulfilling its performance obligations. These services require that we perform significant, extensive, and complex design, development, modification or implementation of our customers’ systems. Performance will often extend over long periods of time, and our right to receive future payment depends on our future performance in accordance with the agreement. If changes occur in delivery, productivity or other factors used in developing the estimates of costs or revenues, we revise our cost and revenue estimates, which may result in increases or decreases in revenues and costs, and such revisions are reflected in earnings in the period in which the revision becomes known.

The Company's continuing operations comprise a single reportable segment, which provides edge computing products, including customized computers and flash arrays. The Company’s revenues, disaggregated by primary geographic market, which is determined based on a customer’s geographic location, for the years ended December 31, 2025 and 2024, are as follows:

	For the Year Ended December 31, 2025			For the Year Ended December 31, 2024
Entity:	Domestic	International	Total	Domestic	International	Total
Customized computers and flash arrays	30,011,641	2,203,859	32,215,500	22,806,167	1,752,642	24,558,809

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

The Company is an agent if the Company's performance obligation is to arrange for the delivery of the specified good or service by another party. An entity that is an agent does not control the specified good or service provided by another party before that good or service is transferred to the customer. During the years ended December 31, 2025 and 2024, the Company recorded net agent consideration as revenue of $0 and $412,411, respectively.

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

The Company offers customers extended warranties beyond the standard one-year warranty on the product. The extended warranties are considered service-type warranties and would be considered as a separate performance obligation under ASC 606. The Company is the primary obligor and revenue is recognized on a gross basis ratably over the term of the extended warranty. The customer can purchase extended warranties from one to five years, in the bronze, silver or gold categories. This entails hardware repair or replacement, shipping methods on how the warranties will be returned/delivered, response times and hours of operations to receive support. The value of warranties sold for years ended December 31, 2025 and 2024, were $93,382 and $82,597, respectively.

The revenue that was recognized for the warranties sold for the years ended December 31, 2025 and 2024, were $61,914 and $158,313, respectively. The Company does have recourse with some of its suppliers that offer more than a one-year guarantee on parts, but this is not standard. For the few that offer greater than a year warranty, the Company may be able to recover the cost of the part from the manufacturer for the failed part. The amounts of these costs vary in a wide range, but are not material, due to the infrequency of failure.

Shipping and Handling Costs

The Company's shipping and handling costs are included in cost of goods sold for all periods presented.

Foreign Currency

We operate primarily in the United States. Foreign sales of products and services are primarily denominated in U.S. dollars. We have also conducted business outside the United States, primarily through Bressner, our foreign subsidiary in Germany, which was sold on December 30, 2025 and is classified as discontinued operations. Bressner's business was largely transacted in non-U.S. dollar currencies, particularly the Euro, which is subject to fluctuations due to changes in foreign currency exchange rates. Accordingly, we are subject to exposure from changes in the exchange rates of local currencies. Foreign currency transaction gains and losses associated with continuing operations are recorded in other income (expense), net in the consolidated statements of operations. Foreign currency transaction gains and losses associated with discontinued operations are recorded in income from discontinued operations, net of income taxes in the consolidated statements of operations.

The functional currency for the Bressner business was the Euro. Transactions denominated in currencies other than the functional currency are remeasured to the functional currency at the average exchange rate in effect during the period. At the end of each reporting period, monetary assets and liabilities are remeasured using exchange rates in effect at the balance sheet date. Non-monetary assets and liabilities are remeasured at historical exchange rates. Consequently, changes in the exchange rates of the currencies may impact the translation of the foreign subsidiaries’ statements of operations into U.S. dollars, which may in turn affect our consolidated statement of operations. The resulting foreign currency translation adjustments are recorded as a separate component of accumulated other comprehensive income (loss) in the consolidated balance sheets. With the divestiture of the Bressner business in 2025, cumulative currency translation adjustments associated with our Bressner business were released from accumulated other comprehensive income (loss) and recorded within income from discontinued operations, net of income taxes.

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

Compensation cost for stock awards, which include restricted stock units (“RSUs”), is measured at the fair value on the grant date and recognized as expense over the related service period. The fair value of stock awards is based on the quoted price of our common stock on the grant date.

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

Advertising Costs

Advertising costs are expensed as incurred and included in marketing and selling expense in the accompanying consolidated statements of operations. Advertising costs within continuing operations for the years ended December 31, 2025 and 2024, were $46,702 and $25,922, respectively.

Research and Development Expenses

Research and development expenditures are expensed in the period incurred. Research and development expenses primarily consist of salaries, benefits and stock-based compensation, as well as consulting expenses and allocated facilities and other overhead costs. Research and development activities include the development of new technologies, features, and functionality in support of the Company’s products and customer needs.

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

The Company files income tax returns in the U.S. federal jurisdiction, California and various other state jurisdictions, and, for discontinued operations, Germany. The Company has elected to treat the tax effect of Global Intangible Low Tax Income (“GILTI”) as a current-period expense when occurred. The Company does not foresee material changes to its gross liability of uncertain tax positions within the next twelve months.

Interest Expense

Interest expense consists primarily of interest associated with the Company’s issued debt including the amortization of debt discounts. The Company recognizes the amortization of debt discounts and the amortization of interest costs using a straight-line method which approximates the effective interest method.

Discontinued Operations

On December 30, 2025, the Company divested its OSS GmbH subsidiary, the sole owner of Bressner Technology GmbH, meeting the requirements for reporting OSS GmbH and its operating entity, Bressner, as a discontinued operation. Accordingly, Bressner's results, including the gain on divestiture, are presented as discontinued operations in the consolidated statements of operations and excluded from continuing operations for all periods presented. Further, the assets and liabilities of Bressner have been reclassified as assets and liabilities of discontinued operations in the consolidated balance sheets as of December 31, 2025 and 2024. In the consolidated statements of cash flows, cash flows attributable to Bressner have been segregated and presented separately as net cash flow provided by discontinued operating activities, net cash flow used in discontinued investing activities, and net cash flow provided by discontinued financing activities for all periods presented. Unless otherwise noted, amounts and disclosures in these Notes to Consolidated Financial Statements pertain to the Company's continuing operations. See Note 18, Discontinued Operations, for further details on the transaction.

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

Recently Issued Accounting Pronouncements

Adopted

On December 14, 2023, the FASB issued ASU 2023-09, "Improvement to Income Tax Disclosure (Topic 740)" which establishes new income tax disclosure requirements in addition to modifying and eliminating certain existing requirements. Under the new guidance, entities must consistently categorize and provide greater disaggregation of information in the rate reconciliation. The Company must also further disaggregate income taxes paid. The objective of these disclosure requirements is for an entity, particularly an entity operating in multiple jurisdictions, to disclose sufficient information to enable users of financial statements to understand the nature and magnitude of factors contributing to the difference between the effective tax rate and the statutory tax rate. The standard is intended to benefit investors by providing more detailed income tax disclosures that would be useful in making capital allocation decisions. This guidance applies to annual periods beginning after December 15, 2024. Adoption of this guidance did not have any material impact to our results of operations or consolidated financial statements.

Issued

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

The Company did not have any short-term investments as of December 31, 2025.

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

NOTE 4 – ACCOUNTS RECEIVABLE

Accounts receivable, net consisted of the following on December 31, 2025 and 2024:

	December 31,	December 31,
	2025	2024
Accounts receivable	$11,628,636	$4,267,857
Less: allowance for credit losses	(78,918)	(79,018)
	$11,549,718	$4,188,839

The provision for credit losses related to accounts receivable was $0 and $40,000 for the years ended December 31, 2025 and 2024, respectively.

NOTE 5 – INVENTORIES

Inventories, net consisted of the following on December 31, 2025 and 2024:

	December 31,	December 31,
	2025	2024
Raw materials	$10,037,429	$11,038,609
Sub-assemblies	977,376	887,440
Work-in-process	95,134	543,207
Finished goods	1,152,939	468,310
	12,262,878	12,937,566
Less: allowances for obsolete and slow-moving inventories	(6,842,439)	(7,245,249)
	$5,420,439	$5,692,317

NOTE 6 – PROPERTY AND EQUIPMENT

Property and equipment, net consisted of the following December 31, 2025 and 2024:

	December 31,	December 31,
	2025	2024
Computers and computer equipment	$431,421	$417,285
Furniture and office equipment	549,580	529,564
Manufacturing equipment and engineering tools	2,719,158	2,740,000
ERP Financial System	3,217,147	3,215,217
Leasehold improvements	1,064,217	1,045,483
	7,981,523	7,947,549
Less: accumulated depreciation and amortization	(7,306,869)	(6,615,738)
	$674,654	$1,331,811

During the years ended December 31, 2025 and 2024, the Company incurred $771,552 and $927,282 of depreciation expense within continuing operations related to property and equipment, respectively.

NOTE 7 – LONG LIVED INTANGIBLE ASSETS

Intangible assets on the Company's balance sheet as of December 31, 2025 consist of patents for internally developed technology. In 2025, the Company capitalized costs of $73,908 related to patent applications and filing fees. Finite-lived intangible assets are amortized over their estimated useful lives using the straight-line method, which approximates the pattern in which the economic benefits are consumed. The estimated useful lives for the patents filed in 2025 is 10 years. No amortization expense related to long-lived intangible assets was recognized in the years ended December 31, 2025 or 2024.

The balance outstanding for long-lived intangible assets for the years ending December 31, 2025 and 2024 was $73,908 and $0, respectively.

NOTE 8 – ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consist of the following on December 31:

	December 31,	December 31,
	2025	2024
Accrued compensation and related liabilities	$2,234,445	$933,340
Deferred revenue	339,239	218,499
Customer deposits	83,448	26,607
Warranty reserve	210,000	115,000
Trade and other taxes	25,695	20,308
Other accrued expenses	737,303	2,160,181
	$3,630,130	$3,473,935

The tables below present the deferred revenue and deposit balances associated with continuing operations along with the significant activity affecting balances during the years ended December 31, 2025 and 2024:

	December 31,	December 31,
Deferred revenue	2025	2024
Beginning balance	$218,499	$299,514
Deferral of revenue during the period	6,893,041	162,798
Recognition of unearned revenue from beginning of period	(15,927)	(222,638)
Recognition of unearned revenue from additions	(6,756,374)	(21,175)
Ending balance	$339,239	$218,499

	December 31,	December 31,
Customer deposits	2025	2024
Beginning balance	$26,607	$27,447
Additions during the period	1,112,275	13,852,530
Deposits recognized from beginning of period	(9,752)	(10,155)
Deposits recognized from additions	(1,045,682)	(13,843,215)
Ending balance	$83,448	$26,607

As of December 31, 2025, the Company had approximately $970,678 of remaining performance obligations under fully funded contracts for customer funded development. The Company currently expects to recognize the remaining performance obligations as revenue in fiscal 2026. Customer funded development is revenue from customers for which the Company's performance obligations are satisfied over time and for which the customer receives benefits as the Company performs. Products revenue performance obligations are typically satisfied at a point in time, predominantly upon shipment.

NOTE 9 – DEBT

The Company did not have any outstanding debt obligations as of December 31, 2025.

As of December 31, 2024, the Company's Bressner subsidiary had outstanding debt obligations of $1,035,050 on two lines of credit. These obligations are included within discontinued operations on the Company's consolidated financial statements for the year ended December 31, 2024.

Upon completion of the sale of the Bressner business on December 30, 2025, the buyer assumed all debt obligations of Bressner.

Bank Lines of Credit

In April 2022, the Company obtained a domestic revolving line of credit of $2,000,000 at Torrey Pines Bank. To access this line of credit, the Company must maintain a minimum cash balance of $2,500,000 with the bank and maintain a maximum debt to tangible net worth of ratio of 1.00. The line of credit is also collateralized by the assets of the Company.

On September 16, 2025, the Company borrowed $500,000 on this line of credit, and on September 22, 2025, the Company borrowed an additional $500,000. Interest was accrued at a rate of 7.5% through September 17, 2025 and at a rate of 7.25% beginning on September 18, 2025. On October 1, 2025, the Company repaid all outstanding principal and accrued interest on the line of credit. The maximum balance outstanding on this line of credit during the years ended December 31, 2025 and December 31, 2024 was $1,000,000. Total interest paid related to borrowings on the Torrey Pines line of credit was $2,424.

No balance was outstanding on December 31, 2025 or December 31, 2024.

As of the date of divestiture, Bressner had three revolving lines of credit with German institutions, including Uni Credit Bank AG, Commerzbank AG, and VR Bank, with total availability of up to €3,200,000 (US $3,767,283) as of December 30, 2025. Borrowings under the lines of credit bear interest at a variable rate of Euribor plus a stated rate. The rates as of December 30, 2025, for the lines of credit ranged from 3.75% to 6.55%, with the balances remaining open indefinitely or until occurrence of a defined change of control event. Bressner had no outstanding lines of credit balances as of December 30, 2025 or December 31, 2024.

Foreign Debt Obligations

As of the divestiture date of December 30, 2025, Bressner had two term loans outstanding, with an aggregate balance outstanding of €1,000,000 (US$1,177,276) as follows:

•
As of December 31, 2023, Bressner had an outstanding note payable with UniCredit Bank for €500,000 with a maturity date of June 19, 2024 at an interest rate of 5.8%. On June 19, 2024, this note was extended through December 19, 2024, with accrued interest having been paid as current as of June 19, 2024 and the interest rate was reduced to 5.55%. The note was extended again to June 20, 2025 at an interest rate of 4.40%, with accrued interest having been paid current as of June 19, 2024. On June 19, 2025, the note was extended to December 22, 2025 at an interest rate of 3.75%, with accrued interest having been paid as current. On December 22, 2025, the note was further extended to March 23, 2026 at an interest rate of 3.8%, with accrued interest having been paid as current. The balance outstanding on the note as of the date of the divestiture on December 30, 2025 was €500,000 ($588,638). The balance outstanding on the note as of December 31, 2024 was €500,000 ($517,525).
•
As of December 31, 2023, Bressner had an outstanding note payable with Commerzbank AG for €500,000 with a maturity date of March 28, 2024 and an interest rate of 5.75%. On March 28, 2024, this note was extended through September 30, 2024, and the interest rate was reduced to 5.50%, with accrued interest having been paid current as of March 28, 2024. On September 30, 2024, the note was extended to March 31, 2025 at a rate of 4.75%, with the accrued interest having been paid through September 30, 2024. On March 31, 2025, the note was extended through September 30, 2025 and the interest rate was reduced to 3.9%, with accrued interest having been paid as current as of March 31, 2025. On September 30, 2025, the note was further extended through March 31, 2026 and the interest rate was further reduced to 3.5%, with accrued interest having been paid as current. The balance outstanding on the note as of the date of divestiture on December 30, 2025 was €500,000 ($588,638). The balance outstanding on the note as of December 31, 2024 was €500,000 ($517,525).

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

On October 1, 2025, the Company filed with the Securities and Exchange Commission a Prospectus Supplement to the Prospectus dated August 18, 2023. Pursuant to this Prospectus Supplement, the Company offered an aggregate 2,500,000 shares of Common Stock to certain institutional investors. The Offering closed on October 1, 2025. Net proceeds of the offering were $11,565,146, which was comprised of gross proceeds of $12,500,000 less issuance costs of $934,854.

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

On May 15, 2024, the Company’s stockholders approved the Company’s proposal to increase the number of shares authorized for issuance under the 2017 Plan from 3,000,000 shares to 5,000,000 shares of common stock of the Company pursuant to the terms and conditions of the 2017 Plan. As of December 31, 2025, the Company had 1,076,386 shares of common stock remaining for issuance under the 2017 Plan.

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

A summary of stock option activity under the plans during the years ended December 31, 2025 and 2024, are as follows:

	Stock Options Outstanding
	Number of Underlying Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding on January 1, 2024	1,323,760	$2.37	4.06	$169,802
Granted	-	$-	-	$-
Forfeited / Canceled	(99,784)	$1.56	-	$181,779
Exercised	(83,426)	$1.76	-	$132,627
Outstanding on December 31, 2024	1,140,550	$2.49	3.85	$1,019,680
Granted	-	$-	-	$-
Forfeited / Canceled	(26,000)	$2.96	-	$109,660
Exercised	(493,011)	$2.08	-	$2,516,840
Outstanding on December 31, 2025	621,539	$2.81	5.37	$2,758,596
Exercisable on December 31, 2025	471,539	$2.77	4.74	$2,124,096

The following table summarizes information about common stock options outstanding as of December 31, 2025:

		Stock Options Outstanding			Stock Options Exercisable
Plan	Exercise Price Range	Number of Shares Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number of Shares Exercisable	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
2015	$1.08-$3.63	124,340	1.08	$1.93	124,340	1.08	$1.93
2017	$2.14-$4.09	97,199	2.70	$3.32	97,199	2.70	$3.32
Incentive options issued outside of Plans	$2.95	400,000	7.43	$2.95	250,000	7.43	2,95
		621,539			471,539

The Company did not grant any common stock options in the years ended December 31, 2025 or 2024. The following table presents grant date fair value of options vested and intrinsic value of options exercised for the years ended December 31, 2025 and 2024:

	For the Year Ended December 31,
	2025	2024
Grant date fair value of options vested	$794,709	$1,107,251
Intrinsic value of options exercised	$2,516,840	$132,627

As of December 31, 2025, the amount of unearned stock-based compensation estimated to be expensed through 2027 related to unvested common stock options is $283,962, net of estimated forfeitures. The weighted-average period over which the unearned stock-based compensation expense related to common stock options is expected to be recognized is 0.72 years.

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

Exercise of Stock Options

During the year ended December 31, 2025, the Company issued 493,011 shares of common stock upon exercise of outstanding stock options for proceeds of $1,022,979 in cash.

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

The Company’s restricted stock unit activity for the years ended December 31, 2025 and 2024, was as follows:

	Restricted Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value
Unvested on January 1, 2024	1,093,489	$3.04
Granted	654,700	$1.81
Vested	(495,510)	$3.16
Canceled	(124,252)	$1.99
Unvested on December 31, 2024	1,128,427	$3.04
Granted	682,749	$3.97
Vested	(590,682)	$2.79
Canceled	(222,847)	$2.88
Unvested on December 31, 2025	997,647	$3.32

As of December 31, 2025, there was $2,498,495 of unrecognized compensation cost related to unvested restricted stock units which is expected to be recognized over a weighted average period of 0.89 years.

Stock-based compensation expense associated with continuing operations for the years ended December 31, 2025 and 2024, was comprised of the following:

	For the Year Ended December 31,
Stock-based compensation classified as:	2025	2024
General and administrative	$1,162,755	$1,165,269
Production	87,462	141,040
Marketing and selling	354,631	334,795
Research and development	215,857	215,314
	$1,820,705	$1,856,416

Stock based compensation expense associated with discontinued operations was $132,331 and $131,709 for the years ended December 31, 2025 and 2024, respectively.

Warrants

The Company did not have any warrants outstanding as of December 31, 2025 or 2024 and did not have any warrant activity in the year ended December 31, 2025. The following table summarizes the Company’s warrant activity during the year ended December 31, 2024.

	Number of Warrants	Weighted Average Exercise Price
Warrants outstanding on January 1, 2024	43,022	$2.15
Warrants granted	-	$-
Warrants expired	(9,302)	$2.15
Warrants exercised	(33,720)	$2.15
Warrants outstanding on December 31, 2024	-	$-

NOTE 11 – EMPLOYEE BENEFIT PLAN

The Company has a 401(k) retirement plan. Under the terms of the plan, eligible employees may defer up to 20% of their pre-tax earnings, subject to the Internal Revenue Service annual contribution limit. Additionally, the plan allows for discretionary matching contributions by the Company. Typically, the matching contributions are 100% of the employee's contribution up to a maximum of 5% of the employee’s annual compensation. During the years ended December 31, 2025 and 2024, the Company contributed $394,858 and $371,052, respectively, to the 401(k) Plan.

Bressner has an occupational retirement provision for their employees in Germany, which supplements the statutory pension insurance. Currently, this program allows employees to contribute at a maximum 564 Euros per month with the employer match of up to 50% to the employees’ insurance retirement fund. During the years ended December 31, 2025 and 2024, the Company contributed $109,414 and $108,094, respectively. The financial impact of these contributions is reflected within discontinued operations on the Company's consolidated financial statements for the years ended December 31, 2025 and 2024.

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

Purchase Commitments

In the normal course of business, the Company may enter into purchase commitments for inventory components to be delivered based upon non-cancellable, pre-established, delivery schedules that are over a period that may exceed one year. Total non-cancellable open purchase orders as of December 31, 2025, were approximately $3,168,828, of which $1,799,327 are expected to be delivered within one year.

N0TE 13 - LEASES

Leases

The Company leases its offices, manufacturing, and warehouse facility in San Diego County under a non-cancelable operating lease. Our corporate headquarters are in a leased space comprising approximately 29,342 square feet in Escondido, California under a lease that was last modified and extended in September 2023 and expires in August 2030. The Company also leases a facility in Salt Lake City, Utah that houses our Ion software development team. This lease expired on June 30, 2025, and the Company extended the lease for an additional 12 months, with the lease commencing in July 2025 and expiring in June 2026. In the lease extension, the leased space was reduced from 3,208 square feet to 925 square feet. Additionally, we leased a 1,632 square foot facility located in Anaheim, California. This lease expired on July 31, 2025, and the Company extended the lease through January 31, 2026. Upon expiration of the lease on January 31, 2026, the Company did not renew the lease and exited the facility. For the years ended December 31, 2025 and 2024, rent expense associated with continuing operations was $602,518 and $581,780, respectively.

In addition to leases for physical facilities the Company also leases certain office equipment. For the years ended December 31, 2025 and 2024, lease expenses associated with continuing operations, excluding office leases, was $0 and $3,794, respectively.

Other information related to leases associated with continuing operations as of the years ended December 31, 2025 and 2024 are as follows:

	For the Year Ended December 31,
	2025	2024
Operating lease expense	$602,518	$581,780
Total lease expense	$602,518	$581,780

Cash paid for amounts included in the measurement of operating lease liabilities:
Operating cash flows from operating leases	$440,993	$415,290

Weighted-average remaining lease term - operating leases	56.7 months	67.8 months
Weighted-average discount rate - operating leases	13.7%	13.7%

The following table presents maturity of the Company's operating lease liabilities as of December 31, 2025:

Year	Operating Leases
2026	398,893
2027	403,771
2028	419,922
2029	436,719
2030	298,808
Total lease payments	1,958,113
Less: Amount representing interest	(489,154)
Present value of lease payment	1,468,959
Less: current portion of operating lease obligation	(219,097)
Operating lease obligation, net of current portion	$1,249,862

NOTE 14 – RELATED PARTY TRANSACTIONS

The Company has appointed certain stockholders to the Board of Directors. Director fees paid by the Company, including stock-based compensation, for the years ended December 31, 2025 and 2024, totaled $438,023 and $572,033, respectively, and are included in general and administrative expenses in the accompanying consolidated statements of operations.

NOTE 15 – INCOME TAXES

For the years ended December 31, 2025 and 2024, pre-tax (loss) income was attributed to the following jurisdictions:

	For the Year Ended December 31,
	2025	2024
Domestic:
Continuing operations	$(3,086,538)	$(15,165,728)
Discontinued operations	6,544,749	-
	$3,458,211	$(15,165,728)
Foreign:
Continuing operations	$-	$-
Discontinued operations	2,292,451	2,257,896
	$2,292,451	$2,257,896

Income (loss) before taxes	$5,750,662	$(12,907,831)

The components of the tax provision for income taxes are as follows:

	For the Year Ended December 31,
	2025	2024
Current:
Federal	$-	$-
State	11,310	2,560
International	695,201	695,860
	706,511	698,420
Deferred:
Federal	-	-
State	-	-
International	(43,543)	28,082
	(43,543)	28,082
Total provision for income taxes	$662,968	$726,502

For the year ended December 31, 2025, the provisions for income tax allocated to continuing and discontinued operations were $11,310 and $651,658, respectively. For the year ended December 31, 2024, the provisions for income tax allocated to continuing and discontinued operations were $2,560 and $723,942, respectively.

Taxes on income vary from the statuatory federal income tax rate applied to earnings before tax on income as follows:

	For the Year Ended December 31, 2025
Provision at U.S. federal statuatory tax rate (21% applied to earnings before income taxes)	$1,207,639	21.0%
State and local income taxes, net of federal income tax effect (1)	(159,454)	-2.8%
Foreign tax effects:
Statuatory tax rate difference between Germany and United States	165,780	2.9%
Research and development tax credits:
Federal	(201,624)	-3.5%
State and local	(134,078)	-2.3%
Changes in valuation allowance:
Federal	951,711	16.5%
Nontaxable or nondeductible items:
Tax loss on sale of subsidiary	(1,474,457)	-25.6%
Stock based compensation	(99,381)	-1.7%
Other permanent items	24,882	0.4%
Change in Unrecognized tax benefits:
Federal	90,577	1.6%
State and local	40,384	0.7%
Other adjustments	250,991	4.4%
	$662,968	11.5%

	For the Year Ended December 31, 2024
Provision at U.S. federal statuatory tax rate (21% applied to earnings before income taxes)	$(2,710,645)	21.0%
State and local income taxes, net of federal income tax effect (1)	290,615	-2.3%
Foreign tax effects:
Statuatory tax rate difference between Germany and United States	166,818	-1.3%
Effect of changes in tax laws or rates enacted in the current period	1,078	0.0%
Research and development tax credits:
Federal	(189,489)	1.5%
State and local	(16,044)	0.1%
Changes in valuation allowance
Federal	3,034,221	-23.7%
Nontaxable or nondeductible items:
Stock based compensation	(2,757)	0.0%
Other permanent items	72,621	-0.5%
Change in Unrecognized tax benefits:
Federal	100,189	-0.8%
State and local	(13,024)	0.1%
Other adjustments	(7,081)	0.1%
	$726,502	-5.8%

(1) State tax in California made up the majority (greater than 50%) of the tax effect in this category.

Deferred income tax assets and liabilities arising from differences accounting for financial statement purposes and tax purposes, less valuation reserves at year end are as follows:

	For the Year Ended December 31,
	2025	2024
Deferred tax assets:
Reserves	$75,854	$557,566
Deferred compensation	137,570	128,748
Stock compensation	223,747	347,616
Deferred revenue	93,228	66,170
Inventories	1,931,181	2,257,220
Credits and loss carryforward	7,769,159	4,822,030
Capitalized research and experimental expenditures	113,659	1,588,187
Lease liabilities	385,668	480,317
Total deferred tax assets before valuation allowance	10,730,066	10,247,854
Deferred tax liabilities:
Property and equipment	(76,799)	(217,404)
Other	(496,028)	(555,424)
ROU assets	(319,483)	(405,910)
Total deferred tax liabilities	(892,310)	(1,178,738)
Net deferred tax assets before valuation allowance	9,837,755	9,069,116
Valuation allowance	(9,837,755)	(9,121,690)
Net deferred tax liabilities	$-	$(52,574)

The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those differences become deductible. Management considers the scheduled reversals of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. As of the year ending December 31, 2025, Management believes that it is not more likely than not that the Company will realize the benefits of the net deferred tax assets.

The Company files income tax returns in the U.S. federal jurisdiction, Arizona, Arkansas, California, Florida, Idaho, Massachusetts, Texas and Utah and plans to file a first year return in DC for 2025. The Company has sold its German subsidiary in 2025 and the gain on sale is reflected within the financials. The Company has open tax statutes for U.S. federal taxes for the years ended December 31, 2022 through 2025. For California, the open tax statues are for the years December 31, 2021 through 2025, and for Germany, the open years include December 31, 2023 through 2025.

The Company has federal net operating loss (“NOL”) carryforwards as of December 31, 2025, of approximately $21,619,000. The Company may use these NOL carryforwards indefinitely to offset 80% of Federal taxable income in future years. In addition, the Company has state NOL carryforwards of $12,795,000. State NOLs will carry forward through at least 2042 and may be used to offset future state taxable income.

As of December 31, 2025, the unrecognized tax benefits associated with uncertain tax positions was $1,030,612, of which $20,200 is included in other accrued expenses and liabilities, while $915,514 is included as a direct reduction on the net deferred tax assets on the accompanying consolidated balance sheets. If recognized, this would affect the Company’s effective tax rate.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Unrecognized tax benefits balance on December 31, 2023	819,280
Gross decrease for tax positions of the current year	-
Gross increases for tax positions of the current year	69,635
Unrecognized tax benefits balance on December 31, 2024	888,916
Gross decrease for tax positions of prior years	23,989
Gross increases for tax positions of the current year	117,707
Unrecognized tax benefits balance on December 31, 2025	$1,030,612

NOTE 16 –NET LOSS PER SHARE

Basic and diluted net loss per share was calculated as follows for the years ended December 31, 2025 and 2024:

	For the Year Ended December 31,
	2025	2024
Basic and diluted net income (loss) per share:
Numerator:
Loss from continuing operations	$(3,097,848)	$(15,168,287)
Income from discontinued operations	$8,185,542	$1,533,954
Net income (loss)	$5,087,694	$(13,634,333)

Denominator:
Weighted average common shares outstanding - basic	22,403,267	20,953,397
Effect of dilutive securities	802,437	479,493
Weighted average common shares outstanding - diluted	23,205,705	21,432,890
Net income (loss) per common share:
Basic:
Continuing operations	$(0.14)	$(0.72)
Discontinued operations	$0.37	$0.07
Basic income (loss) per share	$0.23	$(0.65)

Diluted:
Continuing operations	$(0.14)	$(0.72)
Discontinued operations	$0.35	$0.07
Diluted income (loss) per share	$0.22	$(0.65)

NOTE 17 – SEGMENT AND GEOGRAPHIC INFORMATION

The Company's continuing operations comprise a single reportable segment. Operating segments are identified based on the manner in which the Chief Operating Decision Maker ("CODM") evaluates financial performance and allocates resources.

The Company's Chief Executive Officer has been identified as the CODM. The CODM reviews financial information for purposes of assessing performance and making decisions regarding resource allocation. The CODM evaluates performance using gross profit and operating profit.

Although the Company generates revenue from multiple products and serves customers across various geographical regions, its products are designed and manufactured using similar processes and supported by centralized functions, including sales, marketing, finance, and human resources. Additionally, the Company's long-lived assets and capital expenditures related to continuing operations are deployed and managed on a consolidated basis.

The Company, through its single reportable segment, designs, manufactures, and markets specialized enterprise class high-performance compute, high speed switch fabrics, and storage hardware and software to target edge applications.

Segment detail for the years ended December 31, 2025 and 2024, is as follows:

	For the Twelve Months Ended December 31,
	2025	2024
Revenues	$32,215,500	$24,558,809
Cost of revenues	(16,233,017)	(23,935,885)
Gross profit	15,982,483	622,924
Gross margin %	49.6%	2.5%

General and administrative	(7,357,357)	(7,203,628)
Marketing and selling	(6,566,701)	(5,616,704)
Research and development	(5,437,537)	(3,466,077)
Total operating expenses	(19,361,595)	(16,286,409)
Loss from operations	$(3,379,112)	$(15,663,485)

	For the Twelve Months Ended December 31,
	2025	2024
Interest income	$278,788	$477,745
Interest expense	$(2,523)	$(4,027)
Depreciation	(771,552)	(927,282)
Stock based compensation expense	(1,820,705)	(1,856,417)
Capital expenditures	(114,596)	(228,258)

	As of December 31,
	2025	2024
Total assets	52,821,543	20,552,197

Revenue from customers with non-U.S. billing addresses represented approximately 6.8% and 7.1% of the Company’s revenue for the years ended December 31, 2025 and 2024, respectively.

As of December 31, 2025, substantially all the Company’s long-lived assets were located in the United States of America.

NOTE 18 – DISCONTINUED OPERATIONS

Divestiture

On December 30, 2025, the Company completed the strategic divestiture of its OSS GmbH subsidiary, the sole owner of Bressner Technology GmbH ("Bressner"), to Hiper Euro GmbH (the "Transaction"). These entities represented the entirety of our Bressner segment. The divestiture qualified for held-for-sale classification on December 30, 2025 and represented a strategic shift with a major effect on the Company's operations and financial results. Following the divestiture, the Company will not have any significant continuing involvement in the operations of Bressner. As a result, OSS GmbH met the criteria for reporting as a discontinued operation on the date of divestiture.

Under the terms of the transaction, OSS sold Bressner for a target value of $22,000,000 million subject to adjustment for final closing working capital balances. Based on estimated working capital balances on the date of the transaction, total purchase consideration received was $22,417,422.

Gain on Disposal

The Transaction resulted in a pre-tax gain of approximately $6,707,021, which is net of transaction expenses. The gain calculation is as follows:

Purchase consideration	$22,417,422
Less: net book value of assets disposed	(15,276,609)
Less: transaction costs	(1,490,893)
Plus: previously recognized foreign currency translation adjustments	1,057,101
Gain on disposal	$6,707,021

Financial Results of Discontinued Operations

Bressner's financial results are presented as income from discontinued operations, net of tax in the consolidated statements of operations. For the year ended December 31, 2025, these results include the period from the beginning of the year through the date of the Transaction. The following table presents the major components of Bressner's financial results for the periods presented.

	For the Year Ended December 31,
	2025	2024
Total Revenue	$33,451,660	$30,135,550
Total cost of revenue	25,476,106	23,040,166
Operating expenses	5,592,253	4,788,711
Other income (expense), net	(253,122)	(48,776)
Gain on disposal	6,707,021	-
Income from discontinued operations	8,837,200	2,257,896
Tax provision for discontinued operations	651,658	723,942
Income from discontinued operations, net of tax	$8,185,542	$1,533,954

Assets and Liabilities of Discontinued Operations

The following table represents the aggregate carrying amounts of assets and liabilities classes classified as discontinued operations in the consolidated balance sheets for the period presented.

December 31, 2024
Assets:
Cash and cash equivalents	$2,751,092
Accounts receivable	3,988,531
Inventory	7,483,840
Other current assets	232,895
Current assets of discontinued operations	14,456,358
Property and equipment, net	344,078
Goodwill	1,489,722
Other assets	91,627
Non-current assets of discontinued operations	1,925,427
Total assets of discontinued operations	16,381,785

Liabilities:
Accounts payable	1,112,919
Accrued and other current liabilities	2,425,762
Current liabilities of discontinued operations	3,538,681
Other non-current liabilities	93,092
Non-current liabilities of discontinued operations	93,092
Total liabilities of discontinued operations	$3,631,773

NOTE 19 – SUBSEQUENT EVENTS

The Company’s management has evaluated subsequent events after the consolidated balance sheet dated as of December 31, 2025, through the date of filing of this Annual Report. Based upon the evaluation, management has determined that, other than as disclosed in the accompanying notes, no subsequent events have occurred that would require recognition in the accompanying consolidated financial statements or disclosure in the notes thereto.

Exhibit Index

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1	Agreement and Plan of Merger and Reorganization, dated August 22, 2018, with Concept Development Inc.	8-K	001-38371	2.1	September 6, 2018

2.2	Share Purchase Agreement, dated October 31, 2018, with Bressner Technology GmbH.	8-K	001-38371	2.1	November 6, 2018

2.3	Shares Purchase Agreement dated December 30, 2025 with Hiper Euro GmbH					X

3.1	Second Amended and Restated Bylaws dated April 15, 2025					X

3.2	Amended and Restated Certificate of Incorporation (currently in effect).	8-K/A	001-38371	3.1	March 21, 2018

4.1	Description of Capital Stock	10-K	001-38371	4.1	March 24, 2022

10.1+	One Stop Systems, Inc. 2000 Stock Option Plan and related form agreements.	S-1	333-222121	10.2	December 18, 2017

10.2+	One Stop Systems, Inc. 2011 Stock Option Plan and related form agreements.	S-1	333-222121	10.3	December 18, 2017

10.3+	One Stop Systems, Inc. 2015 Stock Option Plan and related form agreements.	S-1	333-222121	10.4	December 18, 2017

10.4+	One Stop Systems, Inc. 2017 Stock Equity Incentive Plan and related form agreements.	S-1	333-222121	10.5	December 18, 2017

10.5+	Form of Indemnification Agreement between One Stop Systems, Inc. and each its directors and executive officers.	S-1/A	333-222121	10.1	January 16, 2018

10.7	Lease Agreement dated October 21, 2004, as amended.	S-1/A	333-222121	10.9	January 16, 2018

10.8+	Amendment No. 1 to the 2017 Stock Equity Incentive Plan.	8-K	001-38371	10.2	June 25, 2020

10.10+	Amendment No. 2 to the 2017 Stock Equity Incentive Plan.	10-Q	001-38371	10.7	August 12, 2021

10.12+	Executive Employment Agreement between One Stop Systems, Inc. and Michael Knowles, executed May 16, 2023.	8-K	001-38371	10.1	May 22, 2023

10.13+	Executive Employment Agreement between One Stop Systems, Inc. and John Morrison, executed June 1, 2023.	8-K	001-38371	10.1	June 7, 2023

81

10.14+	Executive Employment Agreement between One Stop Systems, Inc. and Jim Ison, executed June 4, 2023.	8-K	001-38371	10.1	June 7, 2023

10.15	Eleventh Amendment to Lease Agreement, dated September 1, 2023.					X

10.16	Executive Employment Agreement between One Stop Systems, Inc. and Daniel Gabel, executed November 4, 2024.	8-K	001-38371	10.1	November 6, 2024

10.17	Securities Purchase Agreement, dated September 29, 2025					X

10.18	Form of Lock-up Agreement					X

10.19	Placement Agency Agreement, dated September 29, 2025					X

19.1	One Stop Systems, Inc. Insider Trading Policy					X

21.1	Company Organizational Structure	10-K	001-38371	21.1	March 23, 2023

23.1	Haskell & White Consent					X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					*

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					*

97.1+	One Stop Systems, Inc. Compensation Recovery Policy					X

99.1	Unaudited Pro Forma Condensed Consolidated Financial Statements of One Stop Systems, Inc.	8-K	001-38371	99.1	January 6, 2026

82

101 INS	Inline XBRL Instance Document with Embedded Linkbase Documents	**

101 SCH	Inline XBRL Taxonomy Extension Schema Document	**

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101 attachments)	**

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

ONE STOP SYSTEMS, INC.
Date: March 18, 2026	By:	/s/ Michael Knowles
Michael Knowles
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Michael Knowles	President and Chief Executive Officer (Principal Executive Officer) and Director	March 18, 2026
Michael Knowles
/s/ Daniel Gabel	Chief Financial Officer (Principal Accounting and Financial Officer)	March 18, 2026
Daniel Gabel

/s/ Mitchell Herbets	Chairman	March 18, 2026
Mitchell Herbets

/s/ Mike Dumont	Director	March 18, 2026
Mike Dumont

/s/ Greg Matz	Director	March 18, 2026
Greg Matz

/s/ David Bassett	Director	March 18, 2026
David Bassett

84