Form 10-Q
period 2026-03-31
ONE STOP SYSTEMS, INC.
filed 2026-05-06
CIK 1394056

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ________________

Commission File Number: 001-38371

One Stop Systems, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	33-0885351
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2235 Enterprise Street #110

Escondido, California 92029

(Address of principal executive offices including Zip Code)

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

As of March 31, 2026, the registrant had 24,769,017 shares of common stock (par value $0.0001) outstanding.

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
•
changes in current legislation, regulations, trade policies and tariffs, federal budget levels and priorities and the potential that any of the foregoing disrupts our operations and delays contract awards;
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
•
our dependence on third parties for the supply and manufacture of our products;
•
our ability to expand our organization to accommodate potential growth; and
•
our ability to retain and attract key personnel.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

In our opinion, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly our financial position, results of operations, and cash flows for the interim periods presented. We have presented consolidated financial statements in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). Therefore, such consolidated financial statements do not include all disclosures required by accounting principles generally accepted in the United States of America. In preparing these unaudited consolidated financial statements, management has evaluated events and transactions for potential recognition or disclosure through the date the unaudited consolidated financial statements were issued by filing with the SEC.

This Quarterly Report should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2025, included in our Annual Report on Form 10-K, filed with the SEC on March 18, 2026.

The results of operations for the three month period ended March 31, 2026, are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2026.

ONE STOP SYSTEMS, INC. (OSS)

CONSOLIDATED BALANCE SHEETS

	Unaudited	Audited
	March 31,	December 31,
	2026	2025
ASSETS
Current assets
Cash and cash equivalents	$24,339,602	$31,174,880
Restricted cash	2,204,439	2,200,096
Short-term investments (Note 3)	10,033,654	-
Accounts receivable, net (Note 4)	5,313,769	11,549,718
Inventories, net (Note 5)	6,766,659	5,420,439
Prepaid expenses and other current assets	730,002	472,884
Total current assets	49,388,125	50,818,017
Property and equipment, net	505,504	674,654
Operating lease right-of-use assets	1,169,837	1,216,871
Deposits and other	35,073	38,093
Intangible assets, net (Note 7)	73,908	73,908
Total Assets	$51,172,447	$52,821,543

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$1,792,922	$1,716,389
Accrued expenses and other current liabilities (Note 6)	2,467,379	3,630,130
Current portion of operating lease liabilities (Note 10)	230,075	219,097
Current liabilities of discontinued operations	157,274	-
Total current liabilities	4,647,650	5,565,616
Operating lease liabilities, net of current portion (Note 10)	1,186,643	1,249,862
Total liabilities	5,834,293	6,815,478
Commitments and contingencies (Note 10)	-	-
Stockholders’ equity
Common stock, $0.0001 par value; 50,000,000 shares authorized; 24,769,017 and 24,583,775 shares issued and outstanding	2,477	2,458
Additional paid-in capital	62,841,899	62,968,973
Accumulated other comprehensive loss	(20,993)	-
Accumulated deficit	(17,485,229)	(16,965,367)
Total stockholders’ equity	45,338,154	46,006,064
Total Liabilities and Stockholders' Equity	$51,172,447	$52,821,543

See accompanying notes to unaudited consolidated financial statements.

ONE STOP SYSTEMS, INC. (OSS)

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31,
	2026	2025
Revenue:
Product	$7,064,248	$4,796,435
Customer funded development	1,005,362	410,375
	8,069,610	5,206,810
Cost of revenue:
Product	3,635,581	2,487,818
Customer funded development	266,470	349,782
	3,902,051	2,837,600
Gross profit	4,167,559	2,369,210
Operating expenses:
General and administrative	2,444,745	1,908,383
Marketing and selling	1,576,962	1,606,876
Research and development	817,039	1,205,142
Total operating expenses	4,838,746	4,720,401
Loss from operations	(671,187)	(2,351,191)
Other income (expense), net:
Interest income	296,138	73,066
Other income (expense), net	12,461	(1,267)
Total other income, net	308,599	71,798
Loss before income taxes	(362,588)	(2,279,393)
Provision for income taxes	-	-
Loss from continuing operations	(362,588)	(2,279,393)
(Loss) income from discontinued operations, net of income taxes	(157,274)	261,759
Net loss	(519,862)	(2,017,634)

Per share basis:
Basic:
Continuing operations	$(0.01)	$(0.11)
Discontinued operations	$(0.01)	$0.01
Basic loss per share	$(0.02)	$(0.09)

Diluted:
Continuing operations	$(0.01)	$(0.11)
Discontinued operations	$(0.01)	$0.01
Diluted loss per share	$(0.02)	$(0.09)

Weighted average common shares outstanding:
Basic	24,680,886	21,384,599
Diluted	24,680,886	22,000,265

See accompanying notes to unaudited consolidated financial statements.

ONE STOP SYSTEMS, INC. (OSS)

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	For the Three Months Ended March 31,
	2026	2025
Net loss	$(519,862)	$(2,017,634)
Other comprehensive (loss) income:
Net unrealized (loss) gain on short-term investments	(20,993)	393
Currency translation adjustment	-	152,940
Total other comprehensive (loss) income	(20,993)	153,333
Comprehensive loss	$(540,855)	$(1,864,301)

See accompanying notes to unaudited consolidated financial statements.

ONE STOP SYSTEMS, INC. (OSS)

UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Three Months Ended March 31, 2026

	Common Stock			Accumulated Other	Accumulated	Total
	Shares	Amount	Additional Paid-in-Capital	Comprehensive Loss	Deficit	Stockholders' Equity
Balance, January 1, 2026	24,583,775	$2,458	$62,968,973	$-	$(16,965,367)	$46,006,064
Stock-based compensation	-	-	655,128	-	-	655,128
Exercise of stock options, RSUs and warrants	185,242	19	47,946	-	-	47,965
Taxes paid on net issuance of employee stock options	-	-	(830,148)	-	-	(830,148)
Net unrealized loss on short-term investments	-	-	-	(20,993)	-	(20,993)
Net loss	-	-	-	-	(519,862)	(519,862)
Balance, March 31, 2026	24,769,017	$2,477	$62,841,899	$(20,993)	$(17,485,229)	$45,338,154

See accompanying notes to unaudited consolidated financial statements.

ONE STOP SYSTEMS, INC. (OSS)

UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Three Months Ended March 31, 2025

	Common Stock			Accumulated Other	Accumulated	Total
	Shares	Amount	Additional Paid-in-Capital	Comprehensive income	Deficit	Stockholders' Equity
Balance, January 1, 2025	21,148,810	$2,115	$49,082,737	$140,254	$(22,053,062)	$27,172,045
Stock-based compensation	-	-	612,561	-	-	612,561
Exercise of stock options, RSUs and warrants	433,386	43	373,267	-	-	373,310
Taxes paid on net issuance of employee stock options	-	-	(243,654)	-	-	(243,654)
Currency translation adjustment	-	-	-	152,940	-	152,940
Net unrealized loss on short-term investments	-	-	-	393	-	393
Net loss	-	-	-	-	(2,017,634)	(2,017,634)
Balance, March 31, 2025	21,582,196	$2,158	$49,824,911	$293,587	$(24,070,695)	$26,049,961

See accompanying notes to unaudited consolidated financial statements.

ONE STOP SYSTEMS, INC. (OSS)

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,
	2026	2025
Cash flows from continuing operating activities:
Loss from continuing operations	$(362,588)	$(2,279,393)
Adjustments to reconcile loss from continuing operations to net cash provided by (used in) continuing operating activities:
Depreciation	184,151	194,780
Provision for credit losses	-	(100)
Unrealized losses (gains) on short term investments	20,993	(4,572)
Amortization of right-of-use assets	47,035	61,610
Stock-based compensation expense	655,128	578,405
Change in warranty reserves	60,000	-
Change in inventory reserves	52,489	(146,200)
Change in security deposits	3,019	-
Changes in operating assets and liabilities:
Accounts receivable	6,235,950	(254,506)
Inventories	(1,398,709)	20,968
Prepaid expenses and other current assets	(257,099)	(157,367)
Accounts payable	76,533	1,435,311
Accrued expenses and other current liabilities	(1,222,752)	(890,479)
Operating lease liabilities	(52,242)	(63,642)
Net cash provided by (used in) continuing operating activities	4,041,908	(1,505,184)

Cash flows from continuing investing activities:
Purchases of property and equipment	(15,001)	(6,441)
(Purchase) sale of marketable securities	(10,075,640)	601,860
Net cash (used in) provided by continuing investing activities	(10,090,641)	595,419

Cash flows from continuing financing activities:
Proceeds from exercise of stock options	47,946	373,310
Payment of withholding taxes on stock-based awards	(830,148)	(243,654)
Net cash (used in) provided by continuing financing activities	(782,202)	129,656

Net change in cash, cash equivalents, and restricted cash from continuing operations	(6,830,935)	(780,109)

Net cash flow from discontinued operating activities	-	369,588
Net cash flow from discontinued investing activities	-	(10,924)
Net cash flow from discontinued financing activities	-	-
Net change in cash, cash equivalents, and restricted cash from discontinued operations	-	358,664
Effect of exchange rate changes on cash	-	125,820
Net change in cash, cash equivalents, and restricted cash	(6,830,935)	(295,625)
Cash, cash equivalents, and restricted cash, beginning of period:	33,374,976	6,794,093
Cash, cash equivalents, and restricted cash, end of period	$26,544,041	$6,498,468

See accompanying notes to unaudited consolidated financial statements.

ONE STOP SYSTEMS, INC. (OSS)

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

	For the Three Months Ended March 31,
	2026	2025
Supplemental disclosure of cash flow information (continuing operations):
Cash paid during the period for interest	$-	$-
Cash paid during the period for income taxes	$-	$-

Supplemental disclosure of cash flow information (discontinued operations):
Cash paid during the period for interest	$-	$13,103
Cash paid during the period for income taxes	$-	$130,330

See accompanying notes to unaudited consolidated financial statements.

ONE STOP SYSTEMS, INC. (OSS)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Month Periods Ended March 31, 2026 and 2025

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

During the year ended December 31, 2015, the Company formed a wholly owned subsidiary in Germany, One Stop Systems, GmbH (“OSS GmbH”). On October 31, 2018, OSS GmbH acquired 100% of the outstanding stock of Bressner Technology GmbH, a limited liability company registered under the laws of Germany and located near Munich, Germany (“Bressner”). On December 30, 2025, the Company entered into and completed a Shares Purchase Agreement with Hiper Euro GmbH, pursuant to which the Company sold 100% of the issued and outstanding equity interests of One Stop Systems, GmbH (“OSS GmbH”), the Company’s German subsidiary and the sole owner of Bressner. The transaction represents a strategic shift in the Company’s operations, as the Company exited its European distribution and integration business and is now focused on its core high-performance edge computing solutions.

Following the transaction, the Company has continued to focus on the development and sale of proprietary and differentiated edge computing solutions and has enhanced its efforts to penetrate the military and defense sectors.

Basis of Presentation

The accompanying consolidated financial statements have been prepared on an accrual basis of accounting in accordance with United States Generally Accepted Accounting Principles (“U.S. GAAP”), as set forth in the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”).

Reclassifications

Certain prior year amounts have been reclassified to conform with the current year presentation. All operations, assets, and liabilities of the Bressner business, which was divested on December 30, 2025, have been classified as discontinued operations in all periods presented. Unless otherwise noted, amounts and disclosures in these Notes to Unaudited Consolidated Financial Statements pertain to the Company's continuing operations. See Note 13, Discontinued Operations, for further details on Discontinued Operations.

Principles of Consolidation

The accompanying unaudited consolidated financial statements include the accounts of OSS and its wholly owned subsidiaries. The accounts of OSS GmbH, which include Bressner, have been classified as discontinued operations. Intercompany balances and transactions have been eliminated in consolidation.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

There have been no changes to our accounting policies disclosed in our audited consolidated financial statements and the related notes for the year ended December 31, 2025.

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

On an ongoing basis, our management evaluates these estimates and assumptions, including those related to determination of standalone selling prices of our products and services, allowance for credit losses and sales reserves, income tax valuations, stock-based compensation, intangible assets and inventory valuations and recoverability. We base our estimates on historical data and experience, as well as various other factors that our management believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities.

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

Issued

On November 4, 2024, the FASB issued ASU 2024-03 "Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses" which requires disaggregated disclosure of certain income statement expenses. This amendment introduces enhanced guidance regarding presentation of certain income statement expense items and requires disclosure of certain types of expenses in the notes to the financial statements. This guidance applies to annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. The Management does not expect adoption to have any material impact to our results of operations or consolidated financial statements.

NOTE 3 - SHORT-TERM INVESTMENTS

The Company’s short-term investments by significant investment category as of March 31, 2026, were as follows:

Description	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Accrued Interest	Estimated Fair Value
Level 1: (1)
Cash alternatives	$66,409	$-	$-	$-	$66,409
Certificates of deposit	9,934,645	-	(20,993)	53,593	9,967,245
	$10,001,054	$-	$(20,993)	$53,593	$10,033,654

(1)
Level 1 fair value estimates are based on quoted prices in active markets for identical assets or liabilities.

The Company did not have any short term investments as of December 31, 2025.

Cash alternatives represent cash balances in savings accounts and U.S. Treasury Bills that are held temporarily and are immediately available for use in accordance with the Company’s investment policy.

The Company typically invests in low risk securities and its investment policy limits the amount of credit exposure to any one issuer. The policy requires investments in fixed income instruments denominated and payable in U.S. dollars only and requires investments to have an investment grade credit rating, with a primary objective of minimizing the potential risk of principal loss.

NOTE 4 -ACCOUNTS RECEIVABLE

Accounts receivable, net consisted of the following as-of the dates indicated:

	March 31,	December 31,
	2026	2025
Accounts receivable	$5,392,687	$11,628,636
Less: allowance for credit losses	(78,918)	(78,918)
	$5,313,769	$11,549,718

Provision for credit losses related to accounts receivable was $0 and $100 for the three month periods ended March 31, 2026 and 2025, respectively.

The following tables represent the changes in the allowance for credit losses associated with our trade receivables for the three month periods ended March 31, 2026 and 2025:

	For the Three Months Ended March 31,
Allowance for Credit Losses	2026	2025
Balance on January 1,	$78,918	$79,018
Provision charged to expense	-	-
Receivables written-off	-	(100)
Recoveries of receivables previously written off	-	-
	$78,918	$78,918

NOTE 5 – INVENTORIES

Inventories, net consisted of the following as-of the dates indicated:

	March 31,	December 31,
	2026	2025
Raw materials	$10,863,993	$10,037,429
Sub-assemblies	1,189,791	977,376
Work-in-process	402,661	95,134
Finished goods	1,205,142	1,152,939
	13,661,587	12,262,878
Less: allowances for obsolete and slow-moving inventories	(6,894,928)	(6,842,439)
	$6,766,659	$5,420,439

NOTE 6 – ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consisted of the following as-of the dates indicated:

	March 31,	December 31,
	2026	2025
Accrued compensation and related liabilities	$1,223,837	$2,234,445
Deferred revenue	139,110	339,239
Customer deposits	11,555	83,448
Warranty reserve	270,000	210,000
Trade and other taxes	23,759	25,695
Other accrued expenses	799,118	737,303
	$2,467,379	$3,630,130

The tables below present the deferred revenue and deposit balances along with the significant activity affecting balances during the three month periods ended March 31, 2026 and 2025:

	March 31,	March 31,
Deferred revenue	2026	2025
Beginning balance	$339,239	$218,499
Deferral of revenue during the period	449,933	4,440
Recognition of unearned revenue from beginning of period	(295,822)	(162,277)
Recognition of unearned revenue from additions	(354,240)	(328)
Ending balance	$139,110	$60,334

	March 31,	March 31,
Customer deposits	2026	2025
Beginning balance	$83,448	$26,607
Additions during the period	239,102	415,772
Deposits recognized from beginning of period	(80,459)	-
Deposits recognized from additions	(230,536)	(100,369)
Ending balance	$11,555	$342,010

As of March 31, 2026, the Company had approximately $1,693,936 of remaining performance obligations under fully funded contracts for which the Company's performance obligations are satisfied over time and for which the customer receives benefits as the Company performs. These performance obligations are expected to be satisfied within 2026.

NOTE 7 - LONG LIVED INTANGIBLE ASSETS

Intangible assets on the Company's consolidated balance sheets as of March 31, 2026 and December 31, 2025 consist of patents pending for internally developed technology. In 2025, the Company capitalized costs of $73,908 related to patent applications and filing fees. Finite-lived intangible assets are amortized over their estimated useful lives using the straight-line method, which approximates the pattern in which the economic benefits are consumed. The estimated useful lives for the patents filed in 2025 are 10 years. No amortization expense related to long-lived intangible assets was recognized in the three months ended either March 31, 2026 or 2025.

The balance outstanding for long-lived intangible assets as of March 31, 2026 and December 31, 2025 was $73,908.

NOTE 8 – DEBT

The Company did not have any outstanding debt obligations as of March 31, 2026 or December 31, 2025.

Bank Lines of Credit

In April 2022, the Company obtained a domestic revolving line of credit of $2,000,000 at Torrey Pines Bank (the "Line of Credit"). To access the Line of Credit, the Company must maintain a minimum cash balance of $2,500,000 with the bank and maintain a maximum debt to tangible net worth of ratio of 1.00. The Line of Credit is also collateralized by the assets of the Company. The Line of Credit matures September 11, 2026 and is subject to renewal thereafter. No balance was outstanding on March 31, 2026 or December 31, 2025.

NOTE 9 – STOCKHOLDERS’ EQUITY

The Company’s amended and restated certificate of incorporation, filed with the Delaware Secretary of State on February 2, 2018, authorizes the Company to issue 10,000,000 shares of preferred stock and 50,000,000 shares of common stock.

2017 Equity Incentive Plan

On October 10, 2017, the Company’s board of directors approved and adopted the Company’s 2017 Equity Incentive Plan (as amended to date, the “2017 Plan”), subject to stockholder approval thereof. On December 18, 2017, the Company’s stockholders approved the 2017 Plan. The 2017 Plan allows for the grant of a variety of equity vehicles to provide flexibility in the grant and issuance of equity awards, including stock options, unrestricted stock grants, restricted stock units (“RSUs”), stock bonuses and performance-based awards. An aggregate of 1,500,000 shares of common stock were initially reserved for issuance under the 2017 Plan. The number of shares authorized for issuance under the 2017 Plan was increased to 3,000,000 shares on May 19, 2021 and further increased to 5,000,000 shares on May 15, 2024.

As of March 31, 2026, 670,255 shares remain available for future issuance under the 2017 Plan.

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

Stock Options

A summary of stock option activity under the Company’s current equity incentive plans during the three month period ended March 31, 2026, was as follows:

	Stock Options Outstanding
	Number of Underlying Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding on January 1, 2026	621,539	$2.81	5.37	$3,004,897
Granted	-	$-	-	-
Forfeited / Canceled	-	$-	-	-
Exercised	(15,313)	$3.05	-	$(69,174)
Outstanding on March 31, 2026	606,226	$2.81	5.23	$2,935,723
Exercisable as of March 31, 2026	456,226	$2.76	4.60	$2,242,723

As of March 31, 2026, there was $235,003 of unrecognized compensation expense related to unvested stock options, which is expected to be recognized over a weighted average period of 0.59 years.

There were no options granted during the three month periods ended March 31, 2026 and 2025. The following table presents the grant date fair value of options vested and the intrinsic value of options exercised:

	For the Three Months Ended March 31,
	2026	2025
Grant date fair value of options vested	$734,604	$931,460
Intrinsic value of options exercised	$106,890	$233,850

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

The Company’s RSU activity for the three months ended March 31, 2026, was as follows:

	Restricted Stock Units
	Number of Underlying Shares	Weighted Average Grant Date Fair Value
Unvested on January 1, 2026	997,647	$3.32
Granted	429,366	$9.66
Vested	(259,165)	$3.46
Canceled	(23,235)	$2.78
Unvested on March 31, 2026	1,144,613	$5.68

As of March 31, 2026, there was $5,872,202 of unrecognized compensation expense related to unvested RSUs, which is expected to be recognized over a weighted average period of 1.23 years.

Stock-based compensation expense associated with continuing operations for the three month periods ended March 31, 2026 and 2025, was comprised of the following:

	For the Three Months Ended March 31,
Stock-based compensation classified as:	2026	2025
General and administrative	$405,360	$408,246
Production	39,440	21,421
Marketing and selling	145,437	91,770
Research and development	64,891	56,968
	$655,128	$578,405

Stock-based compensation expense associated with discontinued operations for the three month periods ended March 31, 2026 and 2025 was $0 and $34,156, respectively.

Warrants

The Company did not have any outstanding warrants as of March 31, 2026 or December 31, 2025.

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

In the opinion of management, after consultation with legal counsel, the ultimate disposition of any such matters as of March 31, 2026, is not expected to have a materially adverse effect on the consolidated financial position or results of operations of the Company.

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

Leases

The Company leases its corporate headquarters, manufacturing, and warehouse facility in San Diego County, under a non-cancelable operating lease. The facility is approximately 29,342 square feet in Escondido, California with a lease that expires in August 2030. The Company also leases a 925 square foot facility in Salt Lake City, Utah which houses its Ion software development team. This lease expires in June 2026. Additionally, the Company leased a 1,632 square foot facility located in Anaheim, California. This lease expired on July 31, 2025, and the Company extended the lease through January 31, 2026. Upon expiration of the lease on January 31, 2026, the Company did not renew the lease and exited the facility.

Other information related to leases for the three month periods ended March 31, 2026 and 2025 was as follows:

	For the Three Months Ended March 31,
	2026	2025
Operating lease expense	$144,778	$153,974
Total lease expense	$144,778	$153,974

Cash paid for amounts included in the measurement of operating lease liabilities:
Operating cash flows from operating leases	$102,619	$113,068

Weighted-average remaining lease term - operating leases	53.9 months	65.3 months
Weighted-average discount rate - operating leases	13.66%	13.66%

The following table presents the maturity of the Company’s operating lease liabilities as of March 31, 2026:

Year	Operating Leases
Remaining 2026	$296,274
2027	403,771
2028	419,922
2029	436,719
2030	298,809
Total lease payments	1,855,495
Less: Amount representing interest	(438,777)
Present value of lease payments	1,416,718
Less: current portion of operating lease obligation	(230,075)
Operating lease obligation, net of current portion	$1,186,643

Purchase Commitments

In the normal course of business, the Company may enter into purchase commitments for inventory components to be delivered based upon non-cancellable, pre-established delivery schedules that are over a period that may exceed one year. Total non-cancellable purchase orders as of March 31, 2026 were $4,395,534.

Customer Concentration

During the three month periods ended March 31, 2026 and 2025, the Company had one customer, in each period, that accounted for approximately 51% and 41% of revenue, respectively. No other customers represented greater than 10% of our revenue in these periods.

As of March 31, 2026 and December 31, 2025, the Company had one and three customers, respectively, that accounted for (in the aggregate) approximately 61% and 77%, respectively, of trade accounts receivables for which each of such customer’s balances represented 10% or greater of our consolidated trade accounts receivable balance.

During the three month periods ended March 31, 2026 and 2025, the Company had approximately 37% and 50%, respectively, of aggregate purchases from three and two suppliers, respectively, for which each represents greater than 10% of our consolidated purchases.

NOTE 11 – NET LOSS PER SHARE

Basic and diluted net loss per share were calculated as follows for the three month periods ended March 31, 2026 and 2025:

	For the Three Months Ended March 31,
	2026	2025
Basic and diluted net income (loss) per share:
Numerator:
Loss from continuing operations	$(362,588)	$(2,279,393)
(Loss) income from discontinued operations	(157,274)	261,759
Net loss	$(519,862)	$(2,017,634)

Denominator:
Weighted average common shares outstanding - basic	24,680,886	21,384,599
Effect of dilutive securities	-	615,667
Weighted average common shares outstanding - diluted	24,680,886	22,000,265

Net loss per common share:
Basic:
Continuing operations	$(0.01)	$(0.11)
Discontinued operations	$(0.01)	$0.01
Basic (loss) per share	$(0.02)	$(0.09)

Diluted:
Continuing operations	$(0.01)	$(0.11)
Discontinued operations	$(0.01)	$0.01
Diluted (loss) per share	$(0.02)	$(0.09)

NOTE 12 – SEGMENT AND GEOGRAPHIC INFORMATION

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

Segment details for the Company's single reportable segment are the same as those for the Company's continuing operations, as reported in the consolidated financial statements.

Revenue from customers with non-U.S. billing addresses represented approximately 10% and 14% of the Company’s revenue during the three month periods ended March 31, 2026 and 2025, respectively.

As of March 31, 2026, substantially all the Company’s long-lived assets are in the United States of America.

NOTE 13 - DISCONTINUED OPERATIONS

Divestiture

On December 30, 2025, the Company entered into and completed a Shares Purchase Agreement (the “SPA”) with Hiper Euro GmbH (the “Buyer”), pursuant to which the Buyer acquired 100% of the issued and outstanding equity interests of One Stop Systems, GmbH (“OSS GmbH”), the Company’s German subsidiary and the sole owner of Bressner Technology GmbH (“Bressner”) (the “Transaction”). These entities represented the entirety of the Company’s former European distribution and integration operations. The Transaction represent a strategic shift in the Company’s operations, as the Company exited its European distribution and integration business and is now focused on its core high-performance edge computing solutions. As a result, OSS GmbH met the criteria for classification as discontinued operations as of the date of divestiture, and the historical results of OSS GmbH and Bressner have been classified as discontinued operations in the Company’s consolidated financial statements. The Company does not have any significant continuing involvement in the operations of OSS GmbH or Bressner following the divestiture.

Pursuant to the SPA, the Company sold OSS GmbH for a base purchase price of $22,000,000, subject to customary post-closing adjustments for net working capital, cash, indebtedness, and transaction expenses. At closing, the Company received total estimated purchase consideration of $22,417,422 based on preliminary working capital and other closing estimates. Post-closing adjustments for final working capital, cash, indebtedness, and transaction-related items resulted in a reduction to the purchase price of $157,274. As a result of these adjustments, total purchase consideration was $22,260,148. The adjustment to the purchase price was recorded during the three months ended March 31, 2026 as a reduction to the gain on sale and is reflected within discontinued operations in the consolidated statements of operations.

Financial Results of Discontinued Operations

For the period ended March 31, 2026, loss from discontinued operations, net of tax on the consolidated statements of operations is comprised of the post-transaction adjustments to the purchase consideration. For the period ended March 31, 2025, income from discontinued operations, net of tax on the consolidated statements of operations reflects Bressner's financial results for the period.

The following table presents the major components of Bressner's financial results for the periods presented:

	For the Three Months Ended March 31,
	2026	2025
Total revenue	-	$7,052,277
Total cost of revenue	-	5,424,495
Operating expenses	-	1,221,450
Other income (expense), net	-	(35,107)
Post-closing adjustments to gain on sale	(157,274)	-
Income from discontinued operations	(157,274)	371,225
Tax provision for discontinued operations	-	109,466
Income from discontinued operations, net of tax	(157,274)	$261,759

Assets and Liabilities of Discontinued Operations

The following table represents the aggregate carrying amounts of assets and liabilities classes classified as discontinued operations in the consolidated balance sheets for the periods presented:

	March 31,	December 31,
	2026	2025
Assets:
Total assets of discontinued operations	-	-

Liabilities:
Accrued and other current liabilities	157,274	-
	157,274

NOTE 14 – SUBSEQUENT EVENTS

The Company's management has evaluated subsequent events after the consolidated balance sheet dated as of March 31, 2026, through the date of filing of this Quarterly Report. Based upon the evaluation, management has determined that no subsequent events have occurred that would require recognition in the accompanying consolidated financial statements or disclosure in the notes thereto.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The terms “we,” “us,” “our,” “OSS” or the “Company” refer collectively to One Stop Systems, Inc. and its wholly-owned subsidiaries, unless otherwise stated. You should read the following discussion and analysis of our financial condition and operating results together with our financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q (this "Quarterly Report"). This discussion and analysis contain forward-looking statements based upon current beliefs, plans and expectations that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” or in other parts of this Quarterly Report. In evaluating our business, you should carefully consider the information set forth under the heading “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on March 18, 2026. Readers are cautioned not to place undue reliance on these forward-looking statements.

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

Components of Results of Operations

Revenue

The Company's revenues are recognized in accordance with ASC 606, Revenue from Contracts with Customers. Revenue is primarily generated from the sale of computer hardware and engineering services. The Company's performance obligations are satisfied over time as work is performed or at a point in time. Revenues on certain fixed-price contracts where we provide engineering services, prototypes, and completed products are recognized over time as the Company progresses toward fulfilling its performance obligations. The majority of the Company’s revenue is recognized at that point in time when products ship and control is deemed to be transferred to the customer. The Company determines revenue recognition through the following steps: (1) identification of the contract with a customer; (2) identification of the performance obligations in the contract; (3) determination of the transaction price; (4) allocation of the transaction price to the performance obligations in the contract; and (5) recognition of revenue when, or as, a performance obligation is satisfied.

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

General and Administrative

General and administrative expense consists primarily of employee compensation and related expenses for administrative functions including finance, legal, human resources, and fees for third-party professional services, as well as certain shared expenses which are allocated to general and administrative expense. We expect our general and administrative expense to increase in absolute dollars as we continue to invest in growing the business.

Marketing and Selling

Marketing and Selling expense consists primarily of employee compensation and related expenses for marketing and sales functions, sales commissions, marketing programs, travel, and entertainment expenses, as well as certain shared expenses which are allocated to marketing and selling expense. Marketing programs consist of advertising, tradeshows, events, corporate communications, and brand-building activities. We expect marketing and selling expenses to increase in absolute dollars as we expand our sales force, increase marketing resources, and further develop sales channels.

Research and Development

Research and development expense consists primarily of employee compensation and related expenses for research and development functions, certain prototype expenses, depreciation associated with assets acquired for research and development, third-party engineering and contractor support costs, as well as certain shared expenses which are allocated to research and development expense. We expect variability in our research and development expenses due to the timing of new product development and introductions.

Other Income (Expense), net

Other income consists of miscellaneous income and income received for activities outside of our core business. Other expense includes expenses for activities outside of our core business.

Provision for Income Taxes

Provision for income taxes consists of estimated income taxes due to the United States, as well as state tax authorities in jurisdictions in which we conduct business, along with the change in our deferred income tax assets and liabilities.

(Loss) income from discontinued operations

Income from discontinued operations consists of income from our Bressner Technologies subsidiary, which was sold on December 30, 2025. Income from discontinued operations also includes the gain recognized on the sale, as well as post-closing adjustments for net working capital, cash, and indebtedness.

Results of Operations

The following tables set forth our results of operations for the three month periods ended March 31, 2026 and 2025, presented in dollars and as a percentage of revenue, respectively.

	For the Three Months Ended March 31,
	2026	2025
Revenue:
Product	$7,064,248	$4,796,435
Customer funded development	1,005,362	410,375
	8,069,610	5,206,810
Cost of revenue:
Product	3,635,581	2,487,818
Customer funded development	266,470	349,782
	3,902,051	2,837,600
Gross profit	4,167,559	2,369,210
Operating expenses:
General and administrative	2,444,745	1,908,383
Marketing and selling	1,576,962	1,606,876
Research and development	817,039	1,205,142
Total operating expenses	4,838,746	4,720,401
Loss from operations	(671,187)	(2,351,191)
Other income (expense), net:
Interest income	296,138	73,066
Other income (expense), net	12,461	(1,267)
Total other income, net	308,599	71,798
Loss before income taxes	(362,588)	(2,279,393)
Provision for income taxes	-	-
Loss from continuing operations	(362,588)	(2,279,393)
(Loss) income from discontinued operations, net of income taxes	(157,274)	261,759
Net loss	(519,862)	(2,017,634)

	For the Three Months Ended March 31,
	2026	2025
Revenue:
Product	87.5%	92.1%
Customer funded development	12.5%	7.9%
	100.0%	100.0%
Cost of revenue:
Product	45.1%	47.8%
Customer funded development	3.3%	6.7%
	48.4%	54.5%
Gross profit	51.6%	45.5%
Operating expenses:
General and administrative	30.3%	36.7%
Marketing and selling	19.5%	30.9%
Research and development	10.1%	23.1%
Total operating expenses	60.0%	90.7%
Loss from operations	-8.3%	-45.2%
Other income (expense), net:
Interest income	3.7%	1.4%
Other income (expense), net	0.2%	0.0%
Total other income, net	3.8%	1.4%
Loss before income taxes	-4.5%	-43.8%
Provision for income taxes	0.0%	0.0%
Loss from continuing operations	-4.5%	-43.8%
(Loss) income from discontinued operations, net of income taxes	-1.9%	5.0%
Net loss	-6.4%	-38.7%

Comparison of the Three Month Periods Ended March 31, 2026 and 2025 from Continuing Operations:

Revenue

For the three months ended March 31, 2026, our total revenue increased $2,862,800, or 55%, as compared to the same period in 2025. This increase was driven by higher volume of production and development across multiple customers, including: 1) higher sales to a defense prime customer of data storage products to support the P-8A Poseidon reconnaissance aircraft; 2) higher sales to a medical imaging OEM of liquid-cooled server products to support a breast cancer screening application; and 3) sales to a defense prime customer related to the design, development, and delivery of prototype compute systems for an enhanced vision system for combat vehicles.

Gross Profit and Gross Margin

Gross profit increased $1,798,349, or 75.9%, for the three months ended March 31, 2026 as compared to the same period in 2025. Gross margin percentage was 51.6% for the three months ended March 31, 2026, as compared to 45.5% for the same period in 2025. The improvement in gross margin was primarily driven by: 1) engineering efficiencies realized on certain of our customer-funded development programs; and 2) more favorable manufacturing absorption due to higher production volume.

Operating expenses

General and administrative expense

General and administrative expense increased $536,362, or 28.1%, for the three months ended March 31, 2026, as compared to the same period in 2025. This increase was primarily attributable to higher employee incentive compensation expense and to higher fees paid for professional services. General and administrative expense decreased as a percentage of revenue to 30.3% for the three months ended March 31, 2026, as compared to 36.7% for the same period in 2025.

Marketing and selling expense

Marketing and selling expense decreased $29,914, or 1.9%, for the three months ended March 31, 2026, as compared to the same period in 2025. This decrease was primarily attributable to lower expenses related to demonstration materials. Marketing and selling expense decreased as a percentage of revenue to 19.5% for the three months ended March 31, 2026, as compared to 30.9% for the same period in 2025.

Research and development expense

Research and development expense decreased $388,103, or 32.2%, for the three months ended March 31, 2026, as compared to the same period in 2025. This decrease was primarily attributable to the deployment of engineering labor onto customer-funded development programs in 2026 and the non-recurrence of certain targeted investments in internal new product development, as well as engineering headcount reductions. Research and development expense decreased as a percentage of revenue to 10.1% for the three months ended March 31, 2026, as compared to 23.1% for the same period in 2025.

Interest income

Interest income increased $223,072 for the three months ended March 31, 2026, as compared to the same period in 2025. The increase is primarily attributable to higher investment and cash balances as a result of: 1) the sale of Bressner completed on December 30, 2025; 2) the proceeds from the registered direct offering of common stock completed on October 1, 2025; and 3) cash generated from operations in the three months ended March 31, 2026.

Other income (expense), net

Other income (expense), for the three months ended March 31, 2026, resulted in net other income of $12,461, as compared to net other expense of $1,267 in the same period in 2025, for an increase in net other income of $13,728. This increase was primarily attributable to changes in foreign currency gains and losses, as well as higher rebates.

(Loss) income from discontinued operations, net of income taxes

(Loss) income from discontinued operations, net of income taxes resulted in a loss of $157,274 in the three months ended March 31, 2026, compared to income of $261,759 for the same period in 2025. The loss in the current year period was due to post-transaction adjustments to the gain on sale of the Bressner business for final net working capital balances. Income in the prior year period resulted from the operations of the Bressner business, which was divested on December 30, 2025.

Liquidity and Capital Resources

Historically, our primary sources of liquidity have been provided by public and private offerings of our securities and revenues generated from our business operations. In December 2025, we also received cash from the sale of our Bressner subsidiary. As of March 31, 2026, we had total cash, cash equivalents, and restricted cash of $26,544,041; short-term investments of $10,033,654; and total working capital of $44,740,475.

During the three month period ended March 31, 2026, we had a loss from operations related to continuing operations of $671,187, with cash provided by continuing operating activities of $4,041,908.

During the three month period ended March 31, 2025, we had a loss from operations related to continuing operations of $2,351,191, with cash used in continuing operating activities of $1,505,184.

During the year ended December 31, 2025, we had a loss from operations related to continuing operations of $3,379,112, with cash used in continuing operating activities of $6,551,087.

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

In April 2022, the Company obtained a domestic revolving line of credit of $2,000,000 at Torrey Pines Bank (the "Line of Credit"). To access the Line of Credit, the Company must maintain a minimum cash balance of $2,500,000 with the bank and maintain a maximum debt to tangible net worth of ratio of 1.00. The Line of Credit is also collateralized by the assets of the Company. The Line of Credit matures on September 11, 2026 and is subject to renewal thereafter. No balance was outstanding on either March 31, 2026 or December 31, 2025.

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

The following table summarizes our cash flows for the three month periods ended March 31, 2026 and 2025:

	For the Three Months Ended March 31,
Cash flows:	2026	2025
Net cash provided by (used in) continuing operating activities	$4,041,908	$(1,505,184)
Net cash (used in) provided by continuing investing activities	$(10,090,641)	$595,419
Net cash (used in) provided by continuing financing activities	$(782,202)	$129,656
Net cash provided by discontinued operations	$-	$358,664

Cash from Continuing Operating Activities

During the three month period ended March 31, 2026, we generated $4,041,908 in cash from continuing operating activities, compared to cash used in continuing operating activities of $1,505,184 for the same period in 2025.

Net cash provided by continuing operating activities during the three month period ended March 31, 2026 was the result of three components: 1) net loss from continuing operations of $362,588; 2) net adjustments to net loss from continuing operations for non-cash items of $1,022,815, of which the largest components were stock-based compensation expense of $655,128 and depreciation expense of $184,151; and 3) a decrease in net operating assets associated with continuing operations of $3,381,681.

Cash provided from net changes in operating assets and liabilities for the three month period ended March 31, 2026 was $3,381,681, compared to cash provided by net changes in operating assets and liabilities of $90,285 in the same period of 2025. The change in cash from net changes in operating assets and liabilities was primarily driven by reductions in accounts receivable in the first three months of 2026 due to collections of billings from 2025.

Our ability to generate cash from operations in future periods will depend in large part on our profitability, the rate and timing of collections of our accounts receivable, our inventory turns, and our ability to manage other areas of working capital, including accounts payable and accrued expenses.

Cash from Continuing Investing Activities

During the three month period ended March 31, 2026, the Company used cash of $10,090,641 in continuing investing activities, as compared to $595,419 of cash provided by continuing investing activities during the same period in 2025. This change is primarily attributable to $10,075,640 of purchases of marketable securities during the three months ended March 31, 2026, as compared to $601,860 of sales of marketable securities in the same period in 2025.

Continuing Financing Activities

During the three month period ended March 31, 2026, the Company used $782,202 in cash from continuing financing activities, compared to $129,656 of cash generated from continuing financing activities for the same period in 2025. The change was due to higher payments of withholding taxes on stock-based awards, driven primarily by a higher share price on the vesting date for employee restricted stock units which vested in the period. Additionally, the Company received lower proceeds from the exercise of stock options in the three month period ended March 31, 2026 as compared to the same period in 2025, due to a lower number of options exercised in the period.

Known Trends or Uncertainties

With our shifted focus to the development and sale of edge computing products, we have significantly increased our efforts to penetrate the military and defense sectors in particular. These sectors typically have protracted sales cycles, significant contracting requirements, and multi-year deliverables. Our pipeline is generally affected by the procurement habits and timing of the military and defense sector.

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

Our accounting policies and estimates that are most critical to the presentation of our results of operations and financial condition, and which require the greatest use of judgments and estimates by management, are designated as our critical accounting policies. See further discussion of our critical accounting policies under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ended December 31, 2025.

Interest rate risk

Our exposure to interest rate risk is primarily associated with borrowing on revolving lines of credit denominated in U.S. dollars. We are exposed to the impact of interest rate changes primarily through our borrowing activities for our variable rate borrowings. We did not have any outstanding balances on our line of credit as of March 31, 2026 or December 31, 2025.

Concentration of credit risk

At times, deposits held with financial institutions may exceed the amount of insurance provided by the Federal Deposit Insurance Corporation (“FDIC”) and Securities Investor Protection Corporation (“SIPC”), both of which provide basic deposit coverage with limits up to $250,000 per owner. As of March 31, 2026, the Company had $5,018,562 in cash in our accounts that exceeded the insurance limits. The Company has not experienced any losses in these accounts and believes that the financial institutions at which such amounts are held are stable; however, no assurances can be provided as to such.

We provide credit to our customers in the normal course of business. We perform ongoing credit evaluations of our customers’ financial condition and limit the amount of credit extended when deemed necessary.

Foreign currency risk

We operate primarily in the United States. Foreign sales of products and services are primarily denominated in U.S. dollars. We have previously conducted business outside the United States, primarily through Bressner, our former foreign subsidiary in Germany, which was sold on December 30, 2025 and is classified as discontinued operations. Bressner's business was largely transacted in non-U.S. dollar currencies, particularly the Euro, which is subject to fluctuations due to changes in foreign currency exchange rates. Accordingly, we have been subject to exposure from changes in the exchange rates of local currencies. Foreign currency transaction gains and losses associated with continuing operations are recorded in other income (expense), net in the consolidated statements of operations. Foreign currency transaction gains and losses associated with discontinued operations are recorded in income from discontinued operations, net of income taxes in the consolidated statements of operations.

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

.

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

Adjusted EBITDA associated with our continuing operations for the three month periods ended March 31, 2026 and 2025 was as follows:

	For the Three Months Ended March 31,
	2026	2025
Loss from continuing operations	$(362,588)	$(2,279,393)
Depreciation	184,151	194,780
Amortization of right-of-use assets net of change in operating lease liability	(5,207)	(2,032)
Stock-based compensation expense	655,128	578,405
Interest income	(296,138)	(73,066)
Adjusted EBITDA	$175,346	$(1,581,306)

Adjusted EBITDA associated with discontinued operations for the three month periods ended March 31, 2026 and 2025 was as follows:

	For the Three Months Ended March 31,
	2026	2025
(Loss) income from discontinued operations, net of income taxes	$(157,274)	$261,759
Post-closing adjustments to gain on sale	157,274	-
Depreciation	-	29,068
Stock-based compensation expense	-	34,156
Interest expense	-	14,186
Interest income	-	555
Provision for income taxes	-	109,466
Adjusted EBITDA	$-	$449,190

Consolidated adjusted EBITDA from continuing and discontinued operations for the three month periods ended March 31, 2026 and 2025 was as follows:

	For the Three Months Ended March 31,
	2026	2025
Net income (loss)	$(519,862)	$(2,017,634)
Post-closing adjustments to gain on sale	157,274	-
Depreciation	184,151	223,847
Amortization of right-of-use assets net of change in operating lease liability	(5,207)	(2,032)
Stock-based compensation expense	655,128	612,561
Interest expense	-	14,186
Interest income	(296,138)	(72,511)
Provision for income taxes	-	109,466
Adjusted EBITDA	$175,346	$(1,132,116)

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

The following table reconciles loss from continuing operations to non-GAAP adjusted net income (loss) from continuing operations and basic and diluted earnings per share:

	For the Three Months Ended March 31,
	2026	2025
Loss from continuing operations	$(362,588)	$(2,279,393)
Stock-based compensation expense	655,128	578,405
Non-GAAP net income (loss) from continuing operations	$292,540	$(1,700,988)
Non-GAAP net income (loss) from continuing operations per share:
Basic	$0.01	$(0.08)
Diluted	$0.01	$(0.08)
Weighted average common shares outstanding:
Basic	24,680,886	21,384,599
Diluted	25,782,364	22,000,265

The following table reconciles income from discontinued operations to non-GAAP adjusted net income from discontinued operations and basic and diluted earnings per share:

	For the Three Months Ended March 31,
	2026	2025
(Loss) income from discontinued operations, net of income taxes	$(157,274)	$261,759
Post-closing adjustments to gain on sale	157,274	-
Stock-based compensation expense	-	34,156
Non-GAAP net income from discontinued operations	$-	$295,915

Non-GAAP net income from discontinued operations per share:
Basic	$-	$0.01
Diluted	$-	$0.01
Weighted average common shares outstanding:
Basic	24,680,886	21,384,599
Diluted	25,782,364	22,000,265

The following table reconciles net income to non-GAAP adjusted net income and basic and diluted earnings per share:

	For the Three Months Ended March 31,
	2026	2025
Net loss	$(519,862)	$(2,017,634)
Post-closing adjustments to gain on sale	157,274	-
Stock-based compensation expense	655,128	612,561
Non-GAAP net income (loss)	$292,540	$(1,405,073)

Non-GAAP net income (loss) per share:
Basic	$0.01	$(0.07)
Diluted	$0.01	$(0.06)
Weighted average common shares outstanding:
Basic	24,680,886	21,384,599
Diluted	25,782,364	22,000,265

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

The following table reconciles cash provided by or used in continuing operating activities to free cash flow:

	For the Three Months Ended March 31,
Cash flow:	2026	2025
Net cash provided by (used in) continuing operating activities	$4,041,908	$(1,505,184)
Capital expenditures in continuing operations	(15,001)	(6,441)
Free cash flow from continuing operations	$4,026,907	$(1,511,626)

The following table reconciles cash provided by discontinued operating activities to free cash flow:

	For the Three Months Ended March 31,
Cash flow:	2026	2025
Net cash used in discontinued operating activities	-	$358,664
Capital expenditures in discontinued operations	-	(6,352)
Free cash flow from discontinued operations	-	352,312

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2026, which were identified in connection with management's evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

For a description of any material pending legal proceedings, please see Note 10, Commitments and Contingencies, to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report.

Item 1A. Risk Factors.

Please carefully consider the information set forth in this Quarterly Report and the risk factors discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025, which could materially affect our business, financial condition, or future results. In evaluating our business, you should carefully consider the risk factors discussed in our Annual Report on Form 10-K, as updated by our subsequent filings under the Exchange Act. The occurrence of any of the risks discussed in such filings, or other events that we do not currently anticipate or that we currently deem immaterial, could harm our business, prospects, financial condition and results of operations. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment.

There have not been any material changes to the risk factors disclosed in our Form 10-K for the year ended December 31, 2025, as filed with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

(a) None.

(b) None.

(c) Rule 10b5-1 Trading Plans

During the three months ended March 31, 2026, none of our directors or officers entered into, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” that were intended to satisfy the affirmative defense conditions of Rule 10b5-1, in each case, as defined in Item 408 of Regulation S-K.

Item 6. Exhibits.

Exhibit Index

Exhibit Number	Exhibit Description	Incorporated by Reference Form Type	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation (currently in effect).	8-K	001-38371	3.1	March 15, 2025

10.1	Securities Purchase Agreement, dated September 29, 2025	8-K	001-38371	10.1	September 29, 2025

10.2	Lock-Up Agreement dated September 29, 2025	8-K	001-38371	10.2	September 29, 2025

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					*

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					*

101 INS	Inline XBRL Instance Document with Embedded Linkbase Documents					**

101 SCH	Inline XBRL Taxonomy Extension Schema Document					**

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101 attachments)					**

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

One Stop Systems, Inc.

Date: May 6, 2026	By:	/s/ Michael Knowles
Michael Knowles
President and Chief Executive Officer (Principal Executive Officer)

Date: May 6, 2026	By:	/s/ Daniel Gabel
Daniel Gabel
Chief Financial Officer (Principal Financial and Accounting Officer)