Form 10-Q
period 2026-06-30
ONE STOP SYSTEMS, INC.
filed 2026-08-05
CIK 1394056

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of June 30, 2026, the registrant had 24,940,130 shares of common stock (par value $0.0001) outstanding.

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

The results of operations for the three month and six month periods ended June 30, 2026, are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2026.

ONE STOP SYSTEMS, INC. (OSS)

CONSOLIDATED BALANCE SHEETS

	Unaudited	Audited
	June 30,	December 31,
	2026	2025
ASSETS
Current assets
Cash and cash equivalents	$17,279,139	$31,174,880
Restricted cash	-	2,200,096
Short-term investments (Note 3)	14,128,617	-
Accounts receivable, net (Note 4)	8,343,042	11,549,718
Inventories, net (Note 5)	13,864,197	5,420,439
Prepaid expenses and other current assets	557,124	472,884
Total current assets	54,172,119	50,818,017
Property and equipment, net	427,145	674,654
Operating lease right-of-use assets	1,125,198	1,216,871
Deposits and other	35,073	38,093
Intangible assets, net (Note 7)	80,195	73,908
Total assets	$55,839,730	$52,821,543

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$6,175,505	$1,716,389
Accrued expenses and other current liabilities (Note 6)	9,669,622	3,630,130
Current portion of operating lease liabilities (Note 10)	244,859	219,097
Total current liabilities	16,089,986	5,565,616
Operating lease liabilities, net of current portion (Note 10)	1,122,275	1,249,862
Total liabilities	17,212,261	6,815,478
Commitments and contingencies (Note 10)	-	-
Stockholders’ equity
Common stock, $0.0001 par value; 50,000,000 shares authorized; 24,940,130 and 24,583,775 shares issued and outstanding	2,494	2,458
Additional paid-in capital	63,476,602	62,968,973
Accumulated other comprehensive loss	(46,739)	-
Accumulated deficit	(24,804,888)	(16,965,367)
Total stockholders’ equity	38,627,469	46,006,064
Total liabilities and stockholders' equity	$55,839,730	$52,821,543

See accompanying notes to unaudited consolidated financial statements.

ONE STOP SYSTEMS, INC. (OSS)

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Revenue:
Product	$8,405,014	$5,375,709	$15,469,262	$10,172,145
Customer funded development	943,537	385,002	1,948,900	795,376
	9,348,551	5,760,711	17,418,162	10,967,521
Cost of revenue:
Product	4,994,499	3,127,961	8,630,081	5,615,780
Customer funded development	703,014	250,879	969,484	600,661
	5,697,513	3,378,840	9,599,565	6,216,441
Gross profit	3,651,038	2,381,871	7,818,597	4,751,080
Operating expenses:
General and administrative	2,453,864	1,907,425	4,898,609	3,815,809
Legal settlement	6,250,000	-	6,250,000	-
Marketing and selling	1,765,955	1,658,753	3,342,917	3,265,629
Research and development	853,100	1,362,070	1,670,139	2,567,212
Total operating expenses	11,322,919	4,928,248	16,161,665	9,648,650
Loss from operations	(7,671,881)	(2,546,377)	(8,343,068)	(4,897,570)
Other income (expense), net:
Interest income	314,690	50,296	610,828	123,362
Other income, net	37,532	21,930	49,993	20,663
Total other income, net	352,222	72,226	660,821	144,025
Loss before income taxes	(7,319,659)	(2,474,151)	(7,682,247)	(4,753,545)
Provision for income taxes	-	-	-	-
Loss from continuing operations	(7,319,659)	(2,474,151)	(7,682,247)	(4,753,545)
Income (loss) from discontinued operations, net of income taxes	-	453,421	(157,274)	715,181
Net loss	(7,319,659)	(2,020,730)	(7,839,521)	(4,038,364)

Per share basis:
Basic:
Continuing operations	$(0.29)	$(0.11)	$(0.31)	$(0.22)
Discontinued operations	$-	$0.02	$(0.01)	$0.03
Basic loss per share	$(0.29)	$(0.09)	$(0.32)	$(0.19)

Diluted:
Continuing operations	$(0.29)	$(0.11)	$(0.31)	$(0.22)
Discontinued operations	$-	$0.02	$(0.01)	$0.03
Diluted loss per share	$(0.29)	$(0.09)	$(0.32)	$(0.19)

Weighted average common shares outstanding:
Basic	24,841,334	21,687,808	24,761,553	21,534,925
Diluted	24,841,334	21,951,955	24,761,553	22,022,039

See accompanying notes to unaudited consolidated financial statements.

ONE STOP SYSTEMS, INC. (OSS)

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Net loss	$(7,319,659)	$(2,020,730)	$(7,839,521)	$(4,038,364)
Other comprehensive (loss) income:
Net unrealized loss on short-term investments	(25,746)	(2,740)	(46,739)	(2,346)
Currency translation adjustment	-	1,094,358	-	1,247,298
Total other comprehensive (loss) income	(25,746)	1,091,618	(46,739)	1,244,952
Comprehensive loss	$(7,345,405)	$(929,112)	$(7,886,260)	$(2,793,412)

See accompanying notes to unaudited consolidated financial statements.

ONE STOP SYSTEMS, INC. (OSS)

UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Three and Six Month Periods Ended June 30, 2026

	Common Stock			Accumulated Other	Accumulated Deficit	Total
	Shares	Amount	Additional Paid-in-Capital	Comprehensive Loss		Stockholders' Equity
Balance, January 1, 2026	24,583,775	$2,458	$62,968,973	$-	$(16,965,367)	$46,006,064
Stock-based compensation	-	-	655,128	-	-	655,128
Exercise of stock options, RSUs and warrants	185,242	19	47,946	-	-	47,965
Taxes paid on net issuance of employee stock options	-	-	(830,148)	-	-	(830,148)
Net unrealized loss on short-term investments	-	-	-	(20,993)	-	(20,993)
Net loss	-	-	-	-	(519,862)	(519,862)
Balance, March 31, 2026	24,769,017	$2,477	$62,841,899	$(20,993)	$(17,485,229)	$45,338,154
Stock-based compensation	-	-	861,213	-	-	861,213
Exercise of stock options and RSUs	171,113	17	140,222	-	-	140,239
Taxes paid on net issuance of employee stock options	-	-	(366,732)	-	-	(366,732)
Net unrealized loss on short-term investments	-	-	-	(25,746)	-	(25,746)
Net loss	-	-	-	-	(7,319,659)	(7,319,659)
Balance, June 30, 2026	24,940,130	$2,494	$63,476,602	$(46,739)	$(24,804,888)	$38,627,469

See accompanying notes to unaudited consolidated financial statements.

ONE STOP SYSTEMS, INC. (OSS)

UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Three and Six Month Periods Ended June 30, 2025

	Common Stock			Accumulated Other	Accumulated	Total
	Shares	Amount	Additional Paid-in-Capital	Comprehensive income	Deficit	Stockholders' Equity
Balance, January 1, 2025	21,148,810	$2,115	$49,082,737	$140,254	$(22,053,062)	$27,172,045
Stock-based compensation	-	-	612,561	-	-	612,561
Exercise of stock options, RSUs and warrants	433,386	43	373,267	-	-	373,310
Taxes paid on net issuance of employee stock options	-	-	(243,654)	-	-	(243,654)
Currency translation adjustment	-	-	-	152,940	-	152,940
Net unrealized gain on short-term investments	-	-	-	393	-	393
Net loss	-	-	-	-	(2,017,634)	(2,017,634)
Balance, March 31, 2025	21,582,196	$2,158	$49,824,911	$293,587	$(24,070,695)	$26,049,961
Stock-based compensation	-	-	515,774	-	-	515,774
Exercise of stock options, RSUs and warrants	338,583	34	627,436	-	-	627,470
Taxes paid on net issuance of employee stock options	-	-	(59,823)	-	-	(59,823)
Currency translation adjustment	-	-	-	1,094,358	-	1,094,358
Net unrealized loss on short-term investments	-	-	-	(2,740)	-	(2,740)
Net loss	-	-	-	-	(2,020,730)	(2,020,730)
Balance, June 30, 2025	21,920,779	$2,192	$50,908,298	$1,385,205	$(26,091,425)	$26,204,270

See accompanying notes to unaudited consolidated financial statements.

ONE STOP SYSTEMS, INC. (OSS)

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,
	2026	2025
Cash flows from continuing operating activities:
Loss from continuing operations	$(7,682,247)	$(4,753,545)
Adjustments to reconcile loss from continuing operations to net cash provided by (used in) continuing operating activities:
Depreciation	366,616	390,437
Provision for (recovery from) credit losses	30,000	(100)
Amortization of right-of-use assets	91,673	123,909
Stock-based compensation expense	1,516,341	1,061,755
Change in warranty reserves	40,000	-
Change in inventory reserves	(212,939)	(394,386)
Changes in operating assets and liabilities:
Accounts receivable	3,176,676	449,564
Inventories	(8,230,819)	588,495
Prepaid expenses and other current assets	(84,240)	1,556
Security deposits	3,019	-
Accounts payable	4,459,116	1,466,737
Accrued expenses and other current liabilities	5,999,492	(1,580,362)
Operating lease liabilities	(101,826)	(127,974)
Net cash used in continuing operating activities	(629,138)	(2,773,914)

Cash flows from continuing investing activities:
Purchases of property and equipment	(125,393)	(56,197)
(Purchase) sale of marketable securities	(14,175,356)	2,184,302
Net cash (used in) provided by continuing investing activities	(14,300,749)	2,128,105

Cash flows from continuing financing activities:
Proceeds from exercise of stock options	188,204	1,000,780
Payment of withholding taxes on stock-based awards	(1,196,880)	(303,477)
Net cash (used in) provided by continuing financing activities	(1,008,676)	697,303

Net change in cash, cash equivalents, and restricted cash from continuing operations	(15,938,563)	51,494

Net cash flow from discontinued operating activities	(157,274)	1,269,614
Net cash flow from discontinued investing activities	-	(117,132)
Net cash flow from discontinued financing activities	-	-
Net change in cash, cash equivalents, and restricted cash from discontinued operations	(157,274)	1,152,482
Effect of exchange rate changes on cash		460,851
Net change in cash, cash equivalents, and restricted cash	(16,095,837)	1,664,827
Cash, cash equivalents, and restricted cash, beginning of period:	33,374,976	6,794,093
Cash, cash equivalents, and restricted cash, end of period	$17,279,139	$8,458,920

See accompanying notes to unaudited consolidated financial statements.

ONE STOP SYSTEMS, INC. (OSS)

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

	For the Six Months Ended June 30,
	2026	2025
Supplemental disclosure of cash flow information (continuing operations):
Cash paid during the period for interest	$-	$-
Cash paid during the period for income taxes	$12,930	$8,400

Supplemental disclosure of cash flow information (discontinued operations):
Cash paid during the period for interest	$-	$26,793
Cash paid during the period for income taxes	$-	$270,354

See accompanying notes to unaudited consolidated financial statements.

ONE STOP SYSTEMS, INC. (OSS)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Six Month Periods Ended June 30, 2026 and 2025

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

NOTE 3 - SHORT-TERM INVESTMENTS

The Company’s short-term investments by significant investment category as of June 30, 2026, were as follows:

Description	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Accrued Interest	Estimated Fair Value
Level 1: (1)
Cash alternatives	$117,601	$-	$-	$-	$117,601
Certificates of deposit	13,370,883	-	(38,858)	$121,265	13,453,290
U.S. government securities	559,303	-	(1,577)	-	557,726
	$14,047,787	$-	$(40,435)	$121,265	$14,128,617

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

NOTE 4 -ACCOUNTS RECEIVABLE

Accounts receivable, net consisted of the following as-of the dates indicated:

	June 30,	December 31,
	2026	2025
Accounts receivable	$7,960,072	$11,628,636
Unbilled receivables	491,888	-
Accounts receivable	8,451,960	11,628,636
Less: allowance for credit losses	(108,918)	(78,918)
	$8,343,042	$11,549,718

Unbilled receivables include amounts associated with percentage of completion and milestone billing accounting, which includes cost and gross profit earned in excess of billing, not currently billable due to contractual provisions.

The following tables represent the changes in the allowance for credit losses associated with our trade receivables for the six month periods ended June 30, 2026 and 2025:

	For the Six Months Ended June 30,
Allowance for Credit Losses	2026	2025
Balance on January 1,	$78,918	$79,018
Provision charged to expense	30,000	-
Receivables written-off	-	(100)
	$108,918	$78,918

NOTE 5 – INVENTORIES

Inventories, net consisted of the following as-of the dates indicated:

	June 30,	December 31,
	2026	2025
Raw materials	$11,672,375	$10,037,429
Sub-assemblies	1,019,567	977,376
Work-in-process	776,427	95,134
Finished goods	7,025,328	1,152,939
	20,493,697	12,262,878
Less: allowances for obsolete and slow-moving inventories	(6,629,500)	(6,842,439)
	$13,864,197	$5,420,439

NOTE 6 – ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consisted of the following as-of the dates indicated:

	June 30,	December 31,
	2026	2025
Legal settlement	$6,250,000	$-
Accrued compensation and related liabilities	1,432,480	2,234,445
Deferred revenue	841,523	339,239
Customer deposits	124,062	83,448
Warranty reserve	250,000	210,000
Trade and other taxes	12,229	25,695
Other accrued expenses	759,328	737,303
	$9,669,622	$3,630,130

The tables below present the deferred revenue and deposit balances along with the significant activity affecting balances during the six month periods ended June 30, 2026 and 2025:

	June 30,	June 30,
Deferred revenue	2026	2025
Beginning balance	$339,239	$218,499
Deferral of revenue during the period	2,608,331	1,477,190
Recognition of unearned revenue from beginning of period	(720,710)	(173,193)
Recognition of unearned revenue from additions	(1,385,337)	(1,370,242)
Ending balance	$841,523	$152,254

	June 30,	June 30,
Customer deposits	2026	2025
Beginning balance	$83,448	$26,607
Additions during the period	546,504	768,856
Deposits recognized from beginning of period	(89,025)	-
Deposits recognized from additions	(416,865)	(795,463)
Ending balance	$124,062	$-

As of June 30, 2026, the Company had approximately $809,508 of remaining performance obligations under fully funded contracts for which the Company's performance obligations are satisfied over time and for which the customer receives benefits as the Company performs. These performance obligations are expected to be satisfied within 2026.

NOTE 7 - LONG LIVED INTANGIBLE ASSETS

Intangible assets on the Company's consolidated balance sheets as of June 30, 2026 and December 31, 2025 consist of patents pending for internally developed technology. In 2025, the Company capitalized costs of $73,908 related to patent applications and filing fees, and in the six month period ended June 30, 2026, the Company capitalized additional costs of $6,287 related to patent applications and filing fees. Finite-lived intangible assets are amortized over their estimated useful lives using the straight-line method, which approximates the pattern in which the economic benefits are consumed. The estimated useful lives for the patents pending are 10 years. No amortization expense related to long-lived intangible assets was recognized in the three or six month periods ended June 30, 2026 or 2025.

The balances outstanding for long-lived intangible assets as of June 30, 2026 and December 31, 2025 were $80,195 and $73,908, respectively.

NOTE 8 – DEBT

The Company did not have any outstanding debt obligations as of June 30, 2026 or December 31, 2025.

Bank Lines of Credit

In April 2022, the Company obtained a domestic revolving line of credit of $2,000,000 at Torrey Pines Bank (the "Line of Credit"). To access the Line of Credit, the Company must maintain a minimum cash balance of $2,500,000 with the bank and maintain a maximum debt to tangible net worth of ratio of 1.00. The Line of Credit is also collateralized by the assets of the Company. The Line of Credit matures September 11, 2026 and is subject to renewal thereafter. No balance was outstanding on June 30, 2026 or December 31, 2025.

NOTE 9 – STOCKHOLDERS’ EQUITY

The Company’s amended and restated certificate of incorporation, filed with the Delaware Secretary of State on February 2, 2018, authorizes the Company to issue 10,000,000 shares of preferred stock and 50,000,000 shares of common stock.

2017 Equity Incentive Plan

On October 10, 2017, the Company’s board of directors approved and adopted the Company’s 2017 Equity Incentive Plan (as amended to date, the “2017 Plan”), subject to stockholder approval thereof. On December 18, 2017, the Company’s stockholders approved the 2017 Plan. The 2017 Plan allows for the grant of a variety of equity vehicles to provide flexibility in the grant and issuance of equity awards, including stock options, unrestricted stock grants, restricted stock units (“RSUs”), stock bonuses and performance-based awards. An aggregate of 1,500,000 shares of common stock were initially reserved for issuance under the 2017 Plan. The number of shares authorized for issuance under the 2017 Plan was increased to 3,000,000 shares on May 19, 2021; increased to 5,000,000 shares on May 15, 2024; and further increased to 7,000,000 shares on May 13, 2026.

As of June 30, 2026, 2,617,779 shares remain available for future issuance under the 2017 Plan.

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

Stock Options

A summary of stock option activity under the Company’s current equity incentive plans during the six month period ended June 30, 2026, was as follows:

	Stock Options Outstanding
	Number of Underlying Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding on January 1, 2026	621,539	$2.81	5.37	$9,705,525
Granted	-	$-	-	-
Forfeited / Canceled	(9,315)	$1.19	-	(328,112)
Exercised	(60,649)	$3.13	-	$(912,698)
Outstanding on June 30, 2026	551,575	$2.83	5.39	$8,464,716
Exercisable as of June 30, 2026	451,575	$2.81	5.05	$6,941,716

As of June 30, 2026, there was $185,033 of unrecognized compensation expense related to unvested stock options, which is expected to be recognized over a weighted average period of 0.47 years.

There were no options granted during the three or six month periods ended June 30, 2026 or 2025. The following table presents the grant date fair value of options vested and the intrinsic value of options exercised:

	For the Six Months Ended June 30,
	2026	2025
Grant date fair value of options vested	$760,142	$688,212
Intrinsic value of options exercised	$912,698	$479,040

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

Restricted Stock Units

RSUs may be granted at the discretion of the compensation committee of the Company's board of directors under the 2017 Plan in connection with the hiring and retention of personnel and are subject to certain conditions. RSUs generally vest quarterly or semi-annually over a period of one to three years and are typically forfeited if employment is terminated before the RSUs vest. The compensation expense related to the RSUs is calculated as the fair value of the common stock on the grant date and is amortized to expense over the vesting period and is adjusted for forfeitures.

The Company’s RSU activity for the six months ended June 30, 2026, was as follows:

	Restricted Stock Units
	Number of Underlying Shares	Weighted Average Grant Date Fair Value
Unvested on January 1, 2026	997,647	$3.32
Granted	484,743	$10.34
Vested	(410,070)	$3.19
Canceled	(26,136)	$3.18
Unvested on June 30, 2026	1,046,184	$6.62

As of June 30, 2026, there was $5,904,932 of unrecognized compensation expense related to unvested RSUs, which is expected to be recognized over a weighted average period of 1.06 years.

Stock-based compensation expense associated with continuing operations for the three and six month periods ended June 30, 2026 and 2025, was comprised of the following:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Stock-based compensation classified as:	2026	2025	2026	2025
General and administrative	$557,051	$323,327	$962,411	$731,573
Production	53,304	21,906	92,744	43,327
Marketing and selling	179,704	89,312	325,141	181,082
Research and development	71,154	48,805	136,045	105,773
	$861,213	$483,350	$1,516,341	$1,061,755

Stock-based compensation expense associated with discontinued operations for the three month periods ended June 30, 2026 and 2025 was $0 and $32,424, respectively. Stock-based compensation expense associated with discontinued operations for the six month periods ended June 30, 2026 and 2025 was $0 and $66,580, respectively.

Warrants

The Company did not have any outstanding warrants as of June 30, 2026 or December 31, 2025.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Legal

A mediation was held on July 30, 2026 with Disguise Systems Limited, a United Kingdom company, and Disguise Technologies Limited, a United Kingdom company (collectively, “Disguise”) to resolve Disguise Systems Limited and Disguise Technologies Limited v. One Stop Systems, Inc. pending in the United States District Court for the District of Delaware, C.A. No. 24-536-JHS, initiated by Disguise in 2024. As a result of the mediation the Company entered into a settlement agreement term sheet with Disguise on August 4, 2026 (the “Term Sheet”) whereby the Company will, without any admission of wrongdoing or liability, pay or cause to be paid to Disguise a net monetary payment of $6,250,000 US, in a single lump sum payment by the Company, due and owing to Disguise, within thirty (30) days of a fully executed definitive settlement agreement. The Term Sheet also sets forth a mutual release of claims and provides that the parties will document the definitive settlement agreement no later than August 19, 2026. As the settlement provides additional evidence of a condition that existed as of June 30, 2026, the Company has recognized the $6,250,000 liability and recorded this settlement in the operational results of the current fiscal quarter. The Company had previously characterized this matter as a customer dispute arising in the ordinary course of business and, prior to the mediation on July 30, 2026, did not believe the matter was material to the Company's financial condition, results of operations, or cash flows. The Company is including this description of the litigation in this Quarterly Report because it has determined that the amount of the settlement renders the matter material to the Company for purposes of this disclosure, notwithstanding the Company's prior assessment that the underlying dispute, standing alone, was in the Company’s ordinary course of business and not material prior to the mediation on July 30, 2026.

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

Leases

The Company leases its corporate headquarters, manufacturing, and warehouse facility in San Diego County, under a non-cancelable operating lease. The facility is approximately 29,342 square feet in Escondido, California with a lease that expires in August 2030. The Company also leases a 925 square foot facility in Salt Lake City, Utah, which houses its Ion software development team, under a lease that was last modified and extended in June 2026 and expires in June 2027. Additionally, the Company leased a 1,632 square foot facility located in Anaheim, California. This lease expired on July 31, 2025, and the Company extended the lease through January 31, 2026. Upon expiration of the lease on January 31, 2026, the Company did not renew the lease and exited the facility.

Other information related to leases for the three and six month periods ended June 30, 2026 and 2025 was as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Operating lease expense	$147,127	$153,781	$291,904	$307,755
Total lease expense	$147,127	$153,781	$291,904	$307,755

Cash paid for amounts included in the measurement of operating lease liabilities:
Operating cash flows from operating leases	$99,599	$113,068	$202,218	$226,135

Weighted-average remaining lease term - operating leases			51.0 months	62.9 months
Weighted-average discount rate - operating leases			13.66%	13.66%

The following table presents the maturity of the Company’s operating lease liabilities as of June 30, 2026:

Year	Operating Leases
Remaining 2026	$196,675
2027	403,771
2028	419,922
2029	436,719
2030	298,809
Total lease payments	1,755,896
Less: Amount representing interest	(388,762)
Present value of lease payments	1,367,134
Less: current portion of operating lease obligation	(244,859)
Operating lease obligation, net of current portion	$1,122,275

Purchase Commitments

In the normal course of business, the Company may enter into purchase commitments for inventory components to be delivered based upon non-cancellable, pre-established delivery schedules that are over a period that may exceed one year. Total non-cancellable purchase orders as of June 30, 2026 were $2,696,608.

Customer Concentration

During the three month periods ended June 30, 2026 and 2025, the Company had three and two customers, respectively, that accounted for (in the aggregate) approximately 39% and 41% of revenue, respectively. No other customers represented greater than 10% of our revenue in these periods. During the six month periods ended June 30, 2026 and 2025, the Company had two customers, in each period, that accounted for (in the aggregate) approximately 43% and 39% of revenue, respectively. No other customers represented greater than 10% of our revenue in these periods.

As of June 30, 2026 and December 31, 2025, the Company had three customers, at each date, that accounted for (in the aggregate) approximately 40% and 77%, respectively, of trade accounts receivables for which each of such customer’s balances represented 10% or greater of our consolidated trade accounts receivable balance.

During the three month periods ended June 30, 2026 and 2025, the Company had approximately 77% and 40%, respectively, of aggregate purchases from three suppliers, in each period, for which each represents greater than 10% of our consolidated purchases. During the six month periods ended June 30, 2026 and 2025, the Company had approximately 59% and 40%, respectively, of aggregate purchases from three and two suppliers, respectively, for which each represents greater than 10% of our consolidated purchases.

NOTE 11 – NET LOSS PER SHARE

Basic and diluted net loss per share were calculated as follows for the three and six month periods ended June 30, 2026 and 2025:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Basic and diluted net income (loss) per share:
Numerator:
Loss from continuing operations	$(7,319,659)	$(2,474,151)	$(7,682,247)	$(4,753,545)
(Loss) income from discontinued operations	-	453,421	(157,274)	715,181
Net loss	$(7,319,659)	$(2,020,730)	$(7,839,521)	$(4,038,364)

Denominator:
Weighted average common shares outstanding - basic	24,841,334	21,687,808	24,761,553	21,534,925
Effect of dilutive securities	-	264,147	-	487,115
Weighted average common shares outstanding - diluted	24,841,334	21,951,955	24,761,553	22,022,039

Net loss per common share:
Basic:
Continuing operations	$(0.29)	$(0.11)	$(0.31)	$(0.22)
Discontinued operations	$-	$0.02	$(0.01)	$0.03
Basic loss per share	$(0.29)	$(0.09)	$(0.32)	$(0.19)

Diluted:
Continuing operations	$(0.29)	$(0.11)	$(0.31)	$(0.22)
Discontinued operations	$-	$0.02	$(0.01)	$0.03
Diluted loss per share	$(0.29)	$(0.09)	$(0.32)	$(0.19)

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

Revenue from customers with non-U.S. billing addresses represented approximately 14% and 9% of the Company’s revenue during the three month periods ended June 30, 2026 and 2025, respectively, and 12% and 11% of the Company's revenue during the six month periods ended June 30, 2026 and 2025, respectively.

As of June 30, 2026, all the Company’s long-lived assets are in the United States of America.

NOTE 13 - DISCONTINUED OPERATIONS

Divestiture

On December 30, 2025, the Company entered into and completed a Shares Purchase Agreement (the “SPA”) with Hiper Euro GmbH (the “Buyer”), pursuant to which the Buyer acquired 100% of the issued and outstanding equity interests of One Stop Systems, GmbH (“OSS GmbH”), the Company’s German subsidiary and the sole owner of Bressner Technology GmbH (“Bressner”) (the “Transaction”). These entities represented the entirety of the Company’s former European distribution and integration operations. The Transaction represented a strategic shift in the Company’s operations, as the Company exited its European distribution and integration business and is now focused on its core high-performance edge computing solutions. As a result, OSS GmbH met the criteria for classification as discontinued operations as of the date of divestiture, and the historical results of OSS GmbH and Bressner have been classified as discontinued operations in the Company’s consolidated financial statements. The Company does not have any significant continuing involvement in the operations of OSS GmbH or Bressner following the divestiture.

Pursuant to the SPA, the Company sold OSS GmbH for a base purchase price of $22,000,000, subject to customary post-closing adjustments for net working capital, cash, indebtedness, and transaction expenses. At closing, the Company received total estimated purchase consideration of $22,417,422 based on preliminary working capital and other closing estimates. Post-closing adjustments for final working capital, cash, indebtedness, and transaction-related items resulted in a reduction to the purchase price of $157,274. As a result of these adjustments, total purchase consideration was $22,260,148. The adjustment to the purchase price was recorded during the six months ended June 30, 2026 as a reduction to the gain on sale and is reflected within discontinued operations in the consolidated statements of operations.

Financial Results of Discontinued Operations

For the six month period ended June 30, 2026, loss from discontinued operations, net of tax on the consolidated statements of operations is comprised of the post-transaction adjustments to the purchase consideration. For the three and six month periods ended June 30, 2025, income from discontinued operations, net of tax on the consolidated statements of operations reflects Bressner's financial results for the period.

The following table presents the major components of Bressner's financial results for the periods presented:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Total revenue	$-	$8,347,874	$-	$15,400,151
Total cost of revenue	-	6,317,467	-	11,741,962
Operating expenses	-	1,307,983	-	2,529,432
Other expense, net	-	(44,815)	-	(79,921)
Post-closing adjustments to gain on sale	-	-	(157,274)	-
Income (loss) from discontinued operations	-	677,609	(157,274)	1,048,836
Tax provision for discontinued operations	-	224,188	-	333,655
Income (loss) from discontinued operations, net of tax	$-	$453,421	$(157,274)	$715,181

Assets and Liabilities of Discontinued Operations

There were no assets or liabilities associated with discontinued operations as of June 30, 2026 or December 31, 2025.

NOTE 14 – SUBSEQUENT EVENTS

The Company's management has evaluated subsequent events after the consolidated balance sheet dated as of June 30, 2026 through the date of filing of this Quarterly Report. For a description of material pending legal proceedings that constitute a subsequent event, please see Note 10, Commitments and Contingencies.

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

Legal Settlement

Legal settlement consists of the Company's obligations under the settlement agreement term sheet entered into with Disguise Systems Limited and Disguise Technologies Limited.

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

Other Income (Expense), net

Other income (expense), net consists of miscellaneous income and expense associated with activities outside of our core business, including interest income on our investment balances.

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

Results of Operations

The following tables set forth our results of operations for the three and six month periods ended June 30, 2026 and 2025, presented in dollars and as a percentage of revenue, respectively.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Revenue:
Product	$8,405,014	$5,375,709	$15,469,262	$10,172,145
Customer funded development	943,537	385,002	1,948,900	795,376
	9,348,551	5,760,711	17,418,162	10,967,521
Cost of revenue:
Product	4,994,499	3,127,961	8,630,081	5,615,780
Customer funded development	703,014	250,879	969,484	600,661
	5,697,513	3,378,840	9,599,565	6,216,441
Gross profit	3,651,038	2,381,871	7,818,597	4,751,080
Operating expenses:
General and administrative	2,453,864	1,907,425	4,898,609	3,815,809
Legal settlement	6,250,000	-	6,250,000	-
Marketing and selling	1,765,955	1,658,753	3,342,917	3,265,629
Research and development	853,100	1,362,070	1,670,139	2,567,212
Total operating expenses	11,322,919	4,928,248	16,161,665	9,648,650
Loss from operations	(7,671,881)	(2,546,377)	(8,343,068)	(4,897,570)
Other income (expense), net:
Interest income	314,690	50,296	610,828	123,362
Other income, net	37,532	21,930	49,993	20,663
Total other income, net	352,222	72,226	660,821	144,025
Loss before income taxes	(7,319,659)	(2,474,151)	(7,682,247)	(4,753,545)
Provision for income taxes	-	-	-	-
Loss from continuing operations	(7,319,659)	(2,474,151)	(7,682,247)	(4,753,545)
Income (loss) from discontinued operations, net of income taxes	-	453,421	(157,274)	715,181
Net loss	(7,319,659)	(2,020,730)	(7,839,521)	(4,038,364)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Revenue:
Product	89.9%	93.3%	88.8%	92.7%
Customer funded development	10.1%	6.7%	11.2%	7.3%
	100.0%	100.0%	100.0%	100.0%
Cost of revenue:
Product	53.4%	54.3%	49.5%	51.2%
Customer funded development	7.5%	4.4%	5.6%	5.5%
	60.9%	58.7%	55.1%	56.7%
Gross profit	39.1%	41.3%	44.9%	43.3%
Operating expenses:
General and administrative	26.2%	33.1%	28.1%	34.8%
Legal settlement	66.9%	0.0%	35.9%	0.0%
Marketing and selling	18.9%	28.8%	19.2%	29.8%
Research and development	9.1%	23.6%	9.6%	23.4%
Total operating expenses	121.1%	85.5%	92.8%	88.0%
Loss from operations	-82.1%	-44.2%	-47.9%	-44.7%
Other income (expense), net:
Interest income	3.4%	0.9%	3.5%	1.1%
Other income, net	0.4%	0.4%	0.3%	0.2%
Total other income, net	3.8%	1.3%	3.8%	1.3%
Loss before income taxes	-78.3%	-42.9%	-44.1%	-43.3%
Provision for income taxes	0.0%	0.0%	0.0%	0.0%
Loss from continuing operations	-78.3%	-42.9%	-44.1%	-43.3%
Income (loss) from discontinued operations, net of income taxes	0.0%	7.9%	-0.9%	6.5%
Net loss	-78.3%	-35.1%	-45.0%	-36.8%

Comparison of the Three and Six Month Periods Ended June 30, 2026 and 2025 from Continuing Operations:

Revenue

For the three month period ended June 30, 2026, our total revenue increased $3,587,840, or 62%, as compared to the same period in 2025. This increase was driven by revenue generated from new customers in 2026 and from higher revenue with existing customers as certain programs ramped from prototypes into initial production. Key drivers of the revenue increase included: 1) higher sales to a medical imaging OEM of liquid-cooled server products to support a breast cancer screening application, as the customer moved from initial prototypes in 2025 to production in 2026; 2) sales with a new customer for short-depth server products engineered for military applications onboard naval vessels and aircraft; 3) sales with a new customer for compute products to support autonomous construction and mining equipment; and 4) higher revenue from customer-funded development programs.

For the six month period ended June 30, 2026, our total revenue increased $6,450,641, or 59%, as compared to the same period in 2025. This increase was driven by revenue generated from new customers in 2026 and from higher production volume with certain existing customers. Key drivers of the revenue increase included: 1) higher sales to a defense prime customer of data storage products to support the P-8A Poseidon reconnaissance aircraft; 2) higher sales to a medical imaging OEM of liquid-cooled server products to support a breast cancer screening application, as the customer moved from initial prototypes in 2025 to production in 2026; 3) sales with a new customer for short-depth server products engineered for military applications onboard naval vessels and aircraft; and 4) higher revenue from customer-funded development programs.

Gross Profit and Gross Margin

Gross profit increased $1,269,167, or 53%, for the three months ended June 30, 2026 as compared to the same period in 2025. Gross margin percentage was 39.1% for the three months ended June 30, 2026, as compared to 41.3% for the same period in 2025. The decrease in gross margin percentage was primarily driven by product mix, including a higher volume of customer-funded development programs in the current year period. This was partially offset by more favorable manufacturing absorption due to higher production volume and higher usage of reserved inventory to fulfill customer orders.

Gross profit increased $3,067,517, or 65%, for the six months ended June 30, 2026, as compared to the same period in 2025. Gross margin percentage was 44.9% for the six months ended June 30, 2026, as compared to 43.3% for the same period in 2025. The increase in gross margin percentage was primarily driven by engineering efficiencies realized on certain of our customer-funded development programs and more favorable manufacturing absorption due to higher production volume.

Operating expenses

General and administrative expense

General and administrative expense increased $546,439, or 28.6%, for the three months ended June 30, 2026, as compared to the same period in 2025. This increase was primarily attributable to higher stock-based compensation expense due a higher grant date fair value of RSUs expensed in the current year period. The increase was also driven by higher fees associated with increased usage of professional services. General and administrative expense decreased as a percentage of revenue to 26.2% for the three months ended June 30, 2026, as compared to 33.1% for the same period in 2025.

General and administrative expense increased $1,082,800, or 28.4%, for the six months ended June 30, 2026, as compared to the same period in 2025. This increase was attributable to higher stock-based compensation expense due to a higher grant date fair value of RSUs expensed in the current year period, as well as higher fees associated with increased usage of professional services. General and administrative expense decreased as a percentage of revenue to 28.1% for the six months ended June 30, 2026, as compared to 34.8% for the same period in 2025.

Legal settlement

Legal settlement expense for the three and six month periods ended June 30, 2026 consists of the company's obligations under a settlement agreement term sheet entered into with Disguise Systems Limited and Disguise Technologies Limited. Pursuant to the Term Sheet, the Company will, without any admission of wrongdoing or liability, pay or cause to be paid to Disguise a net monetary payment of $6,250,000 US, in a single lump sum payment by the Company, due and owing to Disguise, within thirty (30) days of a fully executed definitive settlement agreement. The value of this settlement was accrued as an expense in the three month period ended June 30, 2026.

Marketing and selling expense

Marketing and selling expense increased $107,202, or 6.5%, for the three months ended June 30, 2026, as compared to the same period in 2025. This increase was primarily attributable to higher trade show and marketing expenses, as well as higher personnel expenses. Marketing and selling expense decreased as a percentage of revenue to 18.9% for the three months ended June 30, 2026, as compared to 28.8% for the same period in 2025.

Marketing and selling expense increased $77,288, or 2.4%, for the six months ended June 30, 2026, as compared to the same period in 2025. This increase was primarily attributable to higher trade show and marketing expenses, as well as higher personnel expenses, partially offset by lower expenses related to demonstration materials. Marketing and selling expense decreased as a percentage of revenue to 19.2% for the six months ended June 30, 2026, as compared to 29.8% for the same period in 2025.

Research and development expense

Research and development expense decreased $508,970, or 37.4%, for the three months ended June 30, 2026, as compared to the same period in 2025. This decrease was primarily attributable to the deployment of engineering labor onto customer-funded development programs in 2026 and the non-recurrence of certain targeted investments in internal new product development, as well as engineering headcount reductions. Research and development expense decreased as a percentage of revenue to 9.1% for the three months ended June 30, 2026, as compared to 23.6% for the same period in 2025.

Research and development expense decreased $897,073, or 34.9%, for the six months ended June 30, 2026, as compared to the same period in 2025. This decrease was primarily attributable to the deployment of engineering labor onto customer-funded development programs in 2026 and the non-recurrence of certain targeted investments in internal new product development, as well as engineering headcount reductions. Research and development expense decreased as a percentage of revenue to 9.6% for the six months ended June 30, 2026, as compared to 23.4% for the same period in 2025.

Interest income

Interest income increased $264,394 for the three months ended June 30, 2026, as compared to the same period in 2025. This increase is primarily attributable to higher investment and cash balances as a result of: 1) the sale of Bressner completed on December 30, 2025 and 2) the proceeds from the registered direct offering of common stock completed on October 1, 2025.

Interest income increased $487,466 for the six months ended June 30, 2026, as compared to the same period in 2025. This increase is primarily attributable to higher investment and cash balances as a result of: 1) the sale of Bressner completed on December 30, 2025 and 2) the proceeds from the registered direct offering of common stock completed on October 1, 2025.

Other income (expense), net

Other income (expense), for the three months ended June 30, 2026 resulted in net other income of $37,532, as compared to net other income of $21,930 in the same period in 2025, for an increase in net other income of $15,602. This increase was primarily attributable to changes in foreign currency gains and losses, as well as higher rebates.

Other income (expense), for the six months ended June 30, 2026 resulted in net other income of $49,993, as compared to net other income of $20,663 in the same period in 2025, for an increase in net other income of $29,330. This increase was primarily attributable to changes in foreign currency gains and losses, as well as higher rebates.

(Loss) income from discontinued operations, net of income taxes

There was no income or loss from discontinued operations, net of income taxes in the three months ended June 30, 2026. Income from discontinued operations, net of income taxes was $453,421 for the three months ended June 30, 2025. Income in the prior year period resulted from the operations of the Bressner business, which was divested on December 30, 2025.

Loss from discontinued operations, net of income taxes was $157,274 in the six months ended June 30, 2026, compared to income of $715,181 for the same period in 2025. The loss in the current year period was due to post-transaction adjustments to the gain on sale of the Bressner business for final net working capital balances. Income in the prior year period resulted from the operations of the Bressner business, which was divested on December 30, 2025.

Liquidity and Capital Resources

Historically, our primary sources of liquidity have been provided by public and private offerings of our securities and revenues generated from our business operations. In December 2025, we also received cash from the sale of our Bressner subsidiary. As of June 30, 2026, we had total cash and cash equivalents of $17,279,139; short-term investments of $14,128,617; and total working capital of $38,082,133.

During the six month period ended June 30, 2026, we had a loss from operations of $8,343,068, with cash used in continuing operating activities of $629,138.

During the six month period ended June 30, 2025, we had a loss from operations of $4,897,570, with cash used in continuing operating activities of $2,773,914.

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

In April 2022, the Company obtained a domestic revolving line of credit of $2,000,000 at Torrey Pines Bank (the "Line of Credit"). To access the Line of Credit, the Company must maintain a minimum cash balance of $2,500,000 with the bank and maintain a maximum debt to tangible net worth of ratio of 1.00. The Line of Credit is also collateralized by the assets of the Company. The Line of Credit matures on September 11, 2026 and is subject to renewal thereafter. No balance was outstanding on either June 30, 2026 or December 31, 2025.

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

The following table summarizes our cash flows for the six month periods ended June 30, 2026 and 2025:

	For the Six Months Ended June 30,
Cash flows:	2026	2025
Net cash used in continuing operating activities	$(629,138)	$(2,773,914)
Net cash (used in) provided by continuing investing activities	$(14,300,749)	$2,128,105
Net cash (used in) provided by continuing financing activities	$(1,008,676)	$697,303
Net cash (used in) provided by discontinued operations	$(157,274)	$1,152,482

Cash from Continuing Operating Activities

During the six month period ended June 30, 2026, we used $629,138 in cash from continuing operating activities, compared to cash used in continuing operating activities of $2,773,914 for the same period in 2025.

Net cash used in continuing operating activities during the six month period ended June 30, 2026 was the result of three components: 1) net loss from continuing operations of $7,682,247; 2) net adjustments to net loss from continuing operations for non-cash items of $1,831,691, of which the largest components were stock-based compensation expense of $1,516,341 and depreciation expense of $366,616; and 3) an decrease in net operating assets associated with continuing operations of $5,221,418. The decrease in net operating assets associated with continuing operations was primarily driven by an an accrual of $6,250,000 for a legal settlement, an increase in accounts payable due to the timing of payment to suppliers for inventory material, and a decrease in accounts receivable due to collections of billings from 2025. This was partially offset by increases in inventory to support deliveries planned in the second half of 2026.

Our ability to generate cash from operations in future periods will depend in large part on our profitability, the rate and timing of collections of our accounts receivable, our inventory turns, and our ability to manage other areas of working capital, including accounts payable and accrued expenses.

Cash from Continuing Investing Activities

During the six month period ended June 30, 2026, the Company used cash of $14,300,749 in continuing investing activities, as compared to $2,128,105 of cash provided by continuing investing activities during the same period in 2025. This change is primarily attributable to $14,175,356 of purchases of marketable securities during the six months ended June 30, 2026, as compared to $2,184,302 of sales of marketable securities in the same period in 2025.

Continuing Financing Activities

During the six month period ended June 30, 2026, the Company used $1,008,676 in cash from continuing financing activities, compared to $697,303 of cash generated from continuing financing activities for the same period in 2025. The change was due to higher payments of withholding taxes on stock-based awards, driven primarily by a higher share price on the vesting date for employee restricted stock units which vested in the period. Additionally, the Company received lower proceeds from the exercise of stock options in the six month period ended June 30, 2026 as compared to the same period in 2025, due to a lower number of options exercised in the period.

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

Interest rate risk

Our exposure to interest rate risk is primarily associated with borrowing on revolving lines of credit denominated in U.S. dollars. We are exposed to the impact of interest rate changes primarily through our borrowing activities for our variable rate borrowings. We did not have any outstanding balances on our line of credit as of June 30, 2026 or December 31, 2025.

Concentration of credit risk

At times, deposits held with financial institutions may exceed the amount of insurance provided by the Federal Deposit Insurance Corporation (“FDIC”) and Securities Investor Protection Corporation (“SIPC”), both of which provide basic deposit coverage with limits up to $250,000 per owner. As of June 30, 2026, the Company had $2,836,333 in cash in our accounts that exceeded the insurance limits. The Company has not experienced any losses in these accounts and believes that the financial institutions at which such amounts are held are stable; however, no assurances can be provided as to such.

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

Non-GAAP Financial Measures

Adjusted EBITDA

We believe that the use of adjusted earnings before interest, taxes, depreciation and amortization, or adjusted EBITDA, is helpful for an investor to assess the performance of the Company. The Company defines adjusted EBITDA as income (loss) before interest, taxes, depreciation, amortization, acquisition expenses, impairment of long-lived assets, financing costs, fair value adjustments from purchase accounting, stock-based compensation expense and expenses related to discontinued operations. Adjusted EBITDA also excludes the impact of the legal settlement agreement.

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

Adjusted EBITDA associated with our continuing operations for the three and six month periods ended June 30, 2026 and 2025 was as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Loss from continuing operations	$(7,319,659)	$(2,474,151)	$(7,682,247)	$(4,753,545)
Legal settlement	6,250,000	-	6,250,000	-
Depreciation	182,465	195,657	366,616	390,437
Amortization of right-of-use assets net of change in operating lease liability	(4,946)	(2,033)	(10,153)	(4,065)
Stock-based compensation expense	861,213	483,350	1,516,341	1,061,755
Interest income	(314,690)	(50,296)	(610,828)	(123,362)
Adjusted EBITDA	$(345,617)	$(1,847,473)	$(170,271)	$(3,428,780)

Adjusted EBITDA associated with discontinued operations for the three and six month periods ended June 30, 2026 and 2025 was as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Income (loss) from discontinued operations, net of income taxes	$-	$453,421	$(157,274)	$715,181
Post-closing adjustments to gain on sale	-	-	157,274	-
Depreciation	-	31,504	-	60,572
Amortization of right-of-use assets net of change in operating lease liability	-	53,909		53,909
Stock-based compensation expense	-	32,424	-	66,580
Interest expense	-	13,690	-	27,876
Interest income	-	-	-	555
Provision for income taxes	-	224,188	-	333,654
Adjusted EBITDA	$-	$809,137	$-	$1,258,327

Consolidated adjusted EBITDA from continuing and discontinued operations for the three and six month periods ended June 30, 2026 and 2025 was as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Net loss	$(7,319,659)	$(2,020,730)	$(7,839,521)	$(4,038,364)
Legal settlement	6,250,000	-	6,250,000	-
Post-closing adjustments to gain on sale	-	-	157,274	-
Depreciation	182,465	227,161	366,616	451,009
Amortization of right-of-use assets net of change in operating lease liability	(4,946)	51,876	(10,153)	49,844
Stock-based compensation expense	861,213	515,774	1,516,341	1,128,335
Interest expense	-	13,690	-	27,876
Interest income	(314,690)	(50,296)	(610,828)	(122,807)
Provision for income taxes	-	224,188	-	333,654
Adjusted EBITDA	$(345,617)	$(1,038,336)	$(170,271)	$(2,170,453)

Adjusted EPS

Adjusted EPS excludes the impact of certain items, and therefore, has not been calculated in accordance with GAAP. We believe that exclusion of certain selected items assists in providing a more complete understanding of our underlying results and trends and allows for comparability with our peer company index and industry. We use this measure along with the corresponding GAAP financial measures to manage our business and to evaluate our performance compared to prior periods and the marketplace. The Company defines non-GAAP income (loss) as income or (loss) before amortization, stock-based compensation, expenses related to discontinued operations, impairment of long-lived assets and non-recurring acquisition costs. Non-GAAP income (loss) also excludes the impact of the legal settlement agreement. Adjusted EPS expresses adjusted income (loss) on a per share basis using weighted average diluted shares outstanding.

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

The following table reconciles loss from continuing operations to non-GAAP adjusted net income (loss) from continuing operations and basic and diluted earnings per share for the three and six month periods ended June 30, 2026 and 2025:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Loss from continuing operations	$(7,319,659)	$(2,474,151)	$(7,682,247)	$(4,753,545)
Legal settlement	6,250,000	-	6,250,000	-
Stock-based compensation expense	861,213	483,350	1,516,341	1,061,755
Non-GAAP net (loss) income from continuing operations	$(208,446)	$(1,990,801)	$84,094	$(3,691,790)
Non-GAAP net (loss) income from continuing operations per share:
Basic	$(0.01)	$(0.09)	$0.00	$(0.17)
Diluted	$(0.01)	$(0.09)	$0.00	$(0.17)
Weighted average common shares outstanding:
Basic	24,841,334	21,687,808	24,761,553	21,534,925
Diluted	24,841,334	21,687,808	25,920,480	21,534,925

The following table reconciles income from discontinued operations to non-GAAP adjusted net income from discontinued operations and basic and diluted earnings per share for the three and six month periods ended June 30, 2026 and 2025:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Income (loss) from discontinued operations, net of income taxes	$-	$453,421	$(157,274)	$715,181
Post-closing adjustments to gain on sale	-	-	157,274	-
Stock-based compensation expense	-	32,424	-	66,580
Non-GAAP net income from discontinued operations	$-	$485,845	$-	$781,761

Non-GAAP net income from discontinued operations per share:
Basic	$-	$0.02	$-	$0.04
Diluted	$-	$0.02	$-	$0.04
Weighted average common shares outstanding:
Basic	24,841,334	21,687,808	24,761,553	21,534,925
Diluted	25,999,867	21,951,955	25,920,480	22,022,039

The following table reconciles net income to non-GAAP adjusted net income and basic and diluted earnings per share for the three and six month periods ended June 30, 2026 and 2025:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Net loss	$(7,319,659)	$(2,020,730)	$(7,839,521)	$(4,038,364)
Legal settlement	6,250,000	-	6,250,000	-
Post-closing adjustments to gain on sale	-	-	157,274	-
Stock-based compensation expense	861,213	515,774	1,516,341	1,128,335
Non-GAAP net (loss) income	$(208,446)	$(1,504,956)	$84,094	$(2,910,029)

Non-GAAP net (loss) income per share:
Basic	$(0.01)	$(0.07)	$0.00	$(0.14)
Diluted	$(0.01)	$(0.07)	$0.00	$(0.14)
Weighted average common shares outstanding:
Basic	24,841,334	21,687,808	24,761,553	21,534,925
Diluted	24,841,334	21,687,808	25,920,480	21,534,925

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

The following table reconciles cash provided by or used in continuing operating activities to free cash flow for the six month periods ended June 30, 2026 and 2025:

	For the Six Months Ended June 30,
Cash flow:	2026	2025
Net cash used in continuing operating activities	$(629,138)	$(2,773,914)
Capital expenditures in continuing operations	(125,393)	(56,197)
Free cash flow from continuing operations	$(754,531)	$(2,830,111)

The following table reconciles cash provided by discontinued operating activities to free cash flow for the six month periods ended June 30, 2026 and 2025:

	For the Six Months Ended June 30,
Cash flow:	2026	2025
Net cash (used in) provided by discontinued operating activities	(157,274)	$1,269,614
Capital expenditures in discontinued operations	-	(117,132)
Free cash flow from discontinued operations	(157,274)	1,152,482

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2026, which were identified in connection with management's evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

(a) None.

(b) None.

(c) Rule 10b5-1 Trading Plans

During the six months ended June 30, 2026, none of our directors or officers entered into, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” that were intended to satisfy the affirmative defense conditions of Rule 10b5-1, in each case, as defined in Item 408 of Regulation S-K.

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

One Stop Systems, Inc.

Date: August 5, 2026	By:	/s/ Michael Knowles
Michael Knowles
President and Chief Executive Officer (Principal Executive Officer)

Date: August 5, 2026	By:	/s/ Daniel Gabel
Daniel Gabel
Chief Financial Officer (Principal Financial and Accounting Officer)