Form 10-Q
period 2026-09-30
ONE STOP SYSTEMS, INC.
filed 2026-10-28
CIK 1394056

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of October 23, 2026, the registrant had 25,037,445 shares of common stock (par value $0.0001) outstanding.

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

The results of operations for the three month and nine month periods ended September 30, 2026, are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2026.

ONE STOP SYSTEMS, INC. (OSS)

CONSOLIDATED BALANCE SHEETS

	Unaudited	Audited
	September 30,	December 31,
	2026	2025
ASSETS
Current assets
Cash and cash equivalents	$5,637,841	$31,174,880
Restricted cash	-	2,200,096
Short-term investments (Note 3)	13,246,688	-
Accounts receivable, net (Note 4)	12,743,025	11,549,718
Inventories, net (Note 5)	13,724,606	5,420,439
Prepaid expenses and other current assets	567,705	472,884
Total current assets	45,919,865	50,818,017
Property and equipment, net	292,229	674,654
Operating lease right-of-use assets	1,086,582	1,216,871
Deposits and other	36,555	38,093
Intangible assets, net (Note 7)	85,695	73,908
Total assets	$47,420,926	$52,821,543

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$2,114,154	$1,716,389
Accrued expenses and other current liabilities (Note 6)	5,679,614	3,630,130
Current portion of operating lease liabilities (Note 10)	267,693	219,097
Total current liabilities	8,061,461	5,565,616
Operating lease liabilities, net of current portion (Note 10)	1,054,602	1,249,862
Total liabilities	9,116,063	6,815,478
Commitments and contingencies (Note 10)
Stockholders’ equity
Common stock, $0.0001 par value; 50,000,000 shares authorized; 25,037,445 and 24,583,775 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	2,505	2,458
Additional paid-in capital	63,751,064	62,968,973
Accumulated other comprehensive loss	(50,084)	-
Accumulated deficit	(25,398,622)	(16,965,367)
Total stockholders’ equity	38,304,863	46,006,064
Total liabilities and stockholders' equity	$47,420,926	$52,821,543

See accompanying notes to unaudited consolidated financial statements.

ONE STOP SYSTEMS, INC. (OSS)

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue:
Product	$12,353,277	$8,966,978	$27,822,538	$19,139,122
Customer funded development	230,241	295,539	2,179,141	1,090,916
	12,583,518	9,262,517	30,001,679	20,230,038
Cost of revenue:
Product	7,135,004	4,944,908	15,765,085	10,560,688
Customer funded development	90,355	95,919	1,059,839	696,579
	7,225,359	5,040,827	16,824,924	11,257,267
Gross profit	5,358,159	4,221,690	13,176,755	8,972,771
Operating expenses:
General and administrative	3,190,639	1,728,012	8,089,248	5,543,820
Legal settlement	-	-	6,250,000	-
Marketing and selling	1,892,397	1,632,506	5,235,314	4,898,135
Research and development	1,109,833	1,271,637	2,779,972	3,838,849
Total operating expenses	6,192,869	4,632,155	22,354,534	14,280,804
Loss from operations	(834,710)	(410,465)	(9,177,779)	(5,308,034)
Other income (expense), net:
Interest income	242,570	36,433	853,398	159,795
Interest expense	-	(2,424)	-	(2,424)
Other (expense) income, net	(1,594)	(4,263)	48,399	16,400
Total other income, net	240,976	29,746	901,797	173,771
Loss before income taxes	(593,734)	(380,719)	(8,275,982)	(5,134,263)
Provision for income taxes	-	-	-	-
Loss from continuing operations	(593,734)	(380,719)	(8,275,982)	(5,134,263)
Income (loss) from discontinued operations, net of income taxes	-	644,206	(157,274)	1,359,387
Net (loss) income	(593,734)	263,487	(8,433,256)	(3,774,876)

Per share basis:
Basic:
Continuing operations	$(0.02)	$(0.02)	$(0.33)	$(0.24)
Discontinued operations	$-	$0.03	$(0.01)	$0.06
Basic (loss) income per share	$(0.02)	$0.01	$(0.34)	$(0.17)

Diluted:
Continuing operations	$(0.02)	$(0.02)	$(0.33)	$(0.24)
Discontinued operations	$-	$0.03	$(0.01)	$0.06
Diluted (loss) income per share	$(0.02)	$0.01	$(0.34)	$(0.17)

Weighted average common shares outstanding:
Basic	24,993,832	21,952,963	24,839,830	21,675,802
Diluted	24,993,832	22,840,761	24,839,830	22,308,957

See accompanying notes to unaudited consolidated financial statements.

ONE STOP SYSTEMS, INC. (OSS)

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Net (loss) income	$(593,734)	$263,487	$(8,433,256)	$(3,774,876)
Other comprehensive (loss) income:
Net unrealized loss on short-term investments	(3,345)	(2,226)	(50,084)	(4,572)
Currency translation adjustment	-	(386,112)	-	861,185
Total other comprehensive (loss) income	(3,345)	(388,338)	(50,084)	856,613
Comprehensive loss	$(597,079)	$(124,851)	$(8,483,340)	$(2,918,263)

See accompanying notes to unaudited consolidated financial statements.

ONE STOP SYSTEMS, INC. (OSS)

UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Three and Nine Month Periods Ended September 30, 2026

	Common Stock			Accumulated Other	Accumulated Deficit	Total
	Shares	Amount	Additional Paid-in-Capital	Comprehensive Loss		Stockholders' Equity
Balance, January 1, 2026	24,583,775	$2,458	$62,968,973	$-	$(16,965,367)	$46,006,064
Stock-based compensation	-	-	1,516,341	-	-	1,516,341
Exercise of stock options, RSUs and warrants	356,355	36	188,168	-	-	188,204
Taxes paid on net issuance of employee stock options	-	-	(1,196,880)	-	-	(1,196,880)
Net unrealized loss on short-term investments	-	-	-	(46,739)	-	(46,739)
Net loss	-	-	-	-	(7,839,521)	(7,839,521)
Balance, June 30, 2026	24,940,130	$2,494	$63,476,602	$(46,739)	$(24,804,888)	$38,627,469
Stock-based compensation	-	-	909,621	-	-	909,621
Exercise of stock options and RSUs	97,315	11	17,907	-	-	17,918
Taxes paid on net issuance of employee stock options	-	-	(653,066)	-	-	(653,066)
Net unrealized loss on short-term investments	-	-	-	(3,345)	-	(3,345)
Net loss	-	-	-	-	(593,734)	(593,734)
Balance, September 30, 2026	25,037,445	$2,505	$63,751,064	$(50,084)	$(25,398,622)	$38,304,863

See accompanying notes to unaudited consolidated financial statements.

ONE STOP SYSTEMS, INC. (OSS)

UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Three and Nine Month Periods Ended September 30, 2025

	Common Stock					Accumulated Other		Accumulated	Total
	Shares	Amount		Additional Paid-in-Capital		Comprehensive income		Deficit	Stockholders' Equity
Balance, January 1, 2025	21,148,810	$2,115		$49,082,737		$140,254		$(22,053,062)	$27,172,045
Stock-based compensation	-	-	-	1,128,335	-	-	-	-	1,128,335
Exercise of stock options, RSUs and warrants	771,969	77	-	1,000,703	-	-	-	-	1,000,780
Taxes paid on net issuance of employee stock options	-	-	-	(303,477)	-	-	-	-	(303,477)
Currency translation adjustment	-	-	-	-	-	1,247,298	-	-	1,247,298
Net unrealized gain on short-term investments	-	-	-	-	-	(2,347)	-	-	(2,347)
Net loss	-	-	-	-	-	-	-	(4,038,363)	(4,038,363)
Balance, June 30, 2025	21,920,779	$2,192		$50,908,298		$1,385,205		$(26,091,425)	$26,204,270
Stock-based compensation	-	-		444,621		-		-	444,621
Exercise of stock options, RSUs and warrants	87,804	9		22,199		-		-	22,208
Taxes paid on net issuance of employee stock options	-	-		(206,500)		-		-	(206,500)
Currency translation adjustment	-	-		-		(386,112)		-	(386,112)
Net unrealized loss on short-term investments	-	-		-		(2,226)		-	(2,226)
Net income	-	-		-		-		263,487	263,487
Balance, September 30, 2025	22,008,583	$2,201		$51,168,618		$996,867		$(25,827,938)	$26,339,748

See accompanying notes to unaudited consolidated financial statements.

ONE STOP SYSTEMS, INC. (OSS)

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30,
	2026	2025
Cash flows from continuing operating activities:
Loss from continuing operations	$(8,275,982)	$(5,134,263)
Adjustments to reconcile loss from continuing operations to net cash (used in) continuing operating activities:
Depreciation	549,811	583,278
Provision for (recovery from) credit losses	573,596	(100)
Amortization of right-of-use assets	130,289	169,723
Stock-based compensation expense	2,425,963	1,473,442
Change in warranty reserves	20,000	30,000
Change in inventory reserves	(548,999)	(632,783)
Loss on disposal of property and equipment	11,698
Changes in operating assets and liabilities:
Accounts receivable	(1,766,903)	(2,696,476)
Inventories	(7,755,167)	671,968
Prepaid expenses and other current assets	(96,301)	(135,855)
Security deposits	3,019	-
Accounts payable	397,765	1,060,189
Accrued expenses and other current liabilities	2,029,484	(1,152,416)
Operating lease liabilities	(146,665)	(176,383)
Net cash used in continuing operating activities	(12,448,392)	(5,939,676)

Cash flows from continuing investing activities:
Purchases of property and equipment	(190,872)	(108,630)
(Purchase) sale of marketable securities	(13,296,773)	3,212,492
Net cash (used in) provided by continuing investing activities	(13,487,645)	3,103,862

Cash flows from continuing financing activities:
Proceeds from exercise of stock options	206,122	1,022,988
Payment of withholding taxes on stock-based awards	(1,849,946)	(509,977)
Proceeds from bank lines of credit	-	1,000,000
Net cash (used in) provided by continuing financing activities	(1,643,824)	1,513,011

Net change in cash, cash equivalents, and restricted cash from continuing operations	(27,579,861)	(1,322,803)

Net cash flow from discontinued operating activities	(157,274)	1,014,062
Net cash flow from discontinued investing activities	-	(359,249)
Net cash flow from discontinued financing activities	-	-
Net change in cash, cash equivalents, and restricted cash from discontinued operations	(157,274)	654,812
Effect of exchange rate changes on cash	-	381,918
Net change in cash, cash equivalents, and restricted cash	(27,737,135)	(286,073)
Cash, cash equivalents, and restricted cash, beginning of period:	33,374,976	6,794,093
Cash, cash equivalents, and restricted cash, end of period	$5,637,841	$6,508,020

See accompanying notes to unaudited consolidated financial statements.

ONE STOP SYSTEMS, INC. (OSS)

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

	For the Nine Months Ended September 30,
	2026	2025
Supplemental disclosure of cash flow information (continuing operations):
Cash paid during the period for interest	$-	$-
Cash paid during the period for income taxes	$12,930	$8,400

Supplemental disclosure of cash flow information (discontinued operations):
Cash paid during the period for interest	$-	$39,023
Cash paid during the period for income taxes	$-	$450,433

See accompanying notes to unaudited consolidated financial statements.

ONE STOP SYSTEMS, INC. (OSS)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Nine Month Periods Ended September 30, 2026 and 2025

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

NOTE 3 - SHORT-TERM INVESTMENTS

The Company’s short-term investments by significant investment category as of September 30, 2026, were as follows:

Description	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Accrued Interest	Estimated Fair Value
Level 1: (1)
Cash alternatives	$157,056	$-	$-	$-	$157,056
Certificates of deposit	12,434,687	-	(46,336)	$141,066	12,529,417
U.S. government securities	559,161	-	(3,748)	4,802	560,215
	$13,150,904	$-	$(50,084)	$145,868	$13,246,688

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

NOTE 4 -ACCOUNTS RECEIVABLE

Accounts receivable, net consisted of the following as-of the dates indicated:

	September 30,	December 31,
	2026	2025
Accounts receivable	$13,171,752	$11,628,636
Unbilled receivables	223,787	-
Accounts receivable	13,395,539	11,628,636
Less: allowance for credit losses	(652,514)	(78,918)
	$12,743,025	$11,549,718

Unbilled receivables include amounts associated with percentage of completion and milestone billing accounting, which includes cost and gross profit earned in excess of billing, not currently billable due to contractual provisions.

The following tables represent the changes in the allowance for credit losses associated with our trade receivables for the nine month periods ended September 30, 2026 and 2025:

	For the Nine Months Ended September 30,
Allowance for Credit Losses	2026	2025
Balance on January 1,	$78,918	$79,018
Provision charged to expense	573,596	-
Receivables written-off	-	(100)
	$652,514	$78,918

NOTE 5 – INVENTORIES

Inventories, net consisted of the following as-of the dates indicated:

	September 30,	December 31,
	2026	2025
Raw materials	$11,729,022	$10,037,429
Sub-assemblies	1,254,716	977,376
Work-in-process	686,892	95,134
Finished goods	6,347,416	1,152,939
	20,018,046	12,262,878
Less: allowances for obsolete and slow-moving inventories	(6,293,440)	(6,842,439)
	$13,724,606	$5,420,439

NOTE 6 – ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consisted of the following as-of the dates indicated:

	September 30,	December 31,
	2026	2025
Accrued compensation and related liabilities	2,155,408	2,234,445
Deferred revenue	2,596,197	339,239
Customer deposits	158,162	83,448
Warranty reserve	230,000	210,000
Trade and other taxes	17,085	25,695
Other accrued expenses	522,762	737,303
	$5,679,614	$3,630,130

The tables below present the deferred revenue and deposit balances along with the significant activity affecting balances during the nine month periods ended September 30, 2026 and 2025:

	September 30,	September 30,
Deferred revenue	2026	2025
Beginning balance	$339,239	$218,499
Deferral of revenue during the period	4,834,038	5,047,814
Recognition of unearned revenue from beginning of period	(279,653)	(185,716)
Recognition of unearned revenue from additions	(2,297,427)	(4,957,556)
Ending balance	$2,596,197	$123,041

	September 30,	September 30,
Customer deposits	2026	2025
Beginning balance	$83,448	$26,607
Additions during the period	2,531,495	916,186
Deposits recognized from beginning of period	(83,448)	(552)
Deposits recognized from additions	(2,373,333)	(861,967)
Ending balance	$158,162	$80,274

As of September 30, 2026, the Company had approximately $794,385 of remaining performance obligations under fully funded contracts for which the Company's performance obligations are satisfied over time and for which the customer receives benefits as the Company performs. These performance obligations are expected to be satisfied over the next twelve months.

NOTE 7 - LONG LIVED INTANGIBLE ASSETS

Intangible assets on the Company's consolidated balance sheets as of September 30, 2026 and December 31, 2025 consist of patents pending for internally developed technology. In 2025, the Company capitalized costs of $73,908 related to patent applications and filing fees, and in the nine month period ended September 30, 2026, the Company capitalized additional costs of $11,787 related to patent applications and filing fees. Finite-lived intangible assets are amortized over their estimated useful lives using the straight-line method, which approximates the pattern in which the economic benefits are consumed. The estimated useful lives for the patents pending are 10 years. No amortization expense related to long-lived intangible assets was recognized in the three or nine month periods ended September 30, 2026 or 2025.

The balances outstanding for long-lived intangible assets as of September 30, 2026 and December 31, 2025 were $85,695 and $73,908, respectively.

NOTE 8 – DEBT

The Company did not have any outstanding debt obligations as of September 30, 2026 or December 31, 2025.

Bank Lines of Credit

In April 2022, the Company obtained a domestic revolving line of credit of $2,000,000 at Torrey Pines Bank (the "Line of Credit"). To access the Line of Credit, the Company must maintain a minimum cash balance of $2,500,000 with the bank and maintain a maximum debt to tangible net worth of ratio of 1.00. The Line of Credit is also collateralized by the assets of the Company. The Line of Credit matures December 11, 2026 and is subject to renewal thereafter. No balance was outstanding on September 30, 2026 or December 31, 2025.

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

As of September 30, 2026, 2,619,541 shares remain available for future issuance under the 2017 Plan.

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

Stock Options

A summary of stock option activity under the Company’s current equity incentive plans during the nine month period ended September 30, 2026, was as follows:

	Stock Options Outstanding
	Number of Underlying Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding on January 1, 2026	621,539	$2.81	5.37	$3,737,482
Granted	-	$-	-	-
Forfeited / Canceled	(31,315)	$1.51	-	(298,145)
Exercised	(67,649)	$3.07	-	$(382,744)
Outstanding on September 30, 2026	522,575	$2.88	5.43	$3,056,593
Exercisable as of September 30, 2026	422,575	$2.86	5.13	$2,478,593

As of September 30, 2026, there was $135,258 of unrecognized compensation expense related to unvested stock options, which is expected to be recognized over a weighted average period of 0.35 years.

There were no options granted during the three or nine month periods ended September 30, 2026 or 2025. The following table presents the grant date fair value of options vested and the intrinsic value of options exercised:

	For the Nine Months Ended September 30,
	2026	2025
Grant date fair value of options vested	$744,278	$675,895
Intrinsic value of options exercised	$737,530	$528,143

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

The Company’s RSU activity for the nine months ended September 30, 2026, was as follows:

	Restricted Stock Units
	Number of Underlying Shares	Weighted Average Grant Date Fair Value
Unvested on January 1, 2026	997,647	$3.32
Granted	484,743	$10.34
Vested	(550,029)	$3.23
Canceled	(27,898)	$3.43
Unvested on September 30, 2026	904,463	$7.13

As of September 30, 2026, there was $5,030,829 of unrecognized compensation expense related to unvested RSUs, which is expected to be recognized over a weighted average period of 0.96 years.

Stock-based compensation expense associated with continuing operations for the three and nine month periods ended September 30, 2026 and 2025, was comprised of the following:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Stock-based compensation classified as:	2026	2025	2026	2025
General and administrative	$618,502	$250,624	$1,580,914	$982,198
Production	50,324	22,420	143,068	65,747
Marketing and selling	172,064	89,520	497,205	270,602
Research and development	68,731	49,122	204,776	154,895
	$909,621	$411,686	$2,425,963	$1,473,442

Stock-based compensation expense associated with discontinued operations for the three month periods ended September 30, 2026 and 2025 was $0 and $32,934, respectively. Stock-based compensation expense associated with discontinued operations for the nine month periods ended September 30, 2026 and 2025 was $0 and $99,514, respectively.

Warrants

The Company did not have any outstanding warrants as of September 30, 2026 or December 31, 2025.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Legal

We are subject to litigation, claims, investigations, and audits arising from time to time in the ordinary course of our business. When applicable, we record accruals for contingencies when it is probable that a liability will be incurred, and the amount of loss can be reasonably estimated. While the outcome of lawsuits and other proceedings against us cannot be predicted with certainty, in our opinion, individually or in the aggregate, no such lawsuits are expected to have material effect on our consolidated financial position or results of operations, except as disclosed below.

A mediation was held on July 30, 2026 with Disguise Systems Limited, a United Kingdom company, and Disguise Technologies Limited, a United Kingdom company (collectively, “Disguise”) to resolve Disguise Systems Limited and Disguise Technologies Limited v. One Stop Systems, Inc. in the United States District Court for the District of Delaware, C.A. No. 24-536-JHS, initiated by Disguise in 2024. As a result of the mediation the Company reached a definitive settlement agreement whereby the Company, without any admission of wrongdoing or liability, paid to Disguise a net monetary payment of $6,250,000. The settlement agreement also included a mutual release of claims. The Company recognized the $6,250,000 liability and recorded the settlement in the operational results of the fiscal quarter ended June 30, 2026. In the fiscal quarter ended September 30, 2026, the Company fulfilled its payment obligations under the settlement agreement.

Management had previously characterized this matter as a customer dispute arising in the ordinary course of business and, prior to the mediation on July 30, 2026, did not believe the matter was material to the Company's financial condition, results of operations, or cash flows. Management is including this description of the litigation in this Quarterly Report because it has determined that the amount of the settlement renders the matter material to the Company for purposes of this disclosure, notwithstanding the management's prior assessment that the underlying dispute, standing alone, was in the Company’s ordinary course of business and not material prior to the mediation on July 30, 2026.

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

Other information related to leases for the three and nine month periods ended September 30, 2026 and 2025 was as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Operating lease expense	$142,003	$148,485	$433,907	$456,240
Total lease expense	$142,003	$148,485	$433,907	$456,240

Cash paid for amounts included in the measurement of operating lease liabilities:
Operating cash flows from operating leases	$100,991	$106,201	$303,209	$332,336

Weighted-average remaining lease term - operating leases			47.7 months	59.4 months
Weighted-average discount rate - operating leases			13.65%	13.65%

The following table presents the maturity of the Company’s operating lease liabilities as of September 30, 2026:

Year	Operating Leases
Remaining 2026	$104,855
2027	411,632
2028	419,922
2029	436,719
2030	298,808
Total lease payments	1,671,936
Less: Amount representing interest	(349,641)
Present value of lease payments	1,322,295
Less: current portion of operating lease obligation	(267,693)
Operating lease obligation, net of current portion	$1,054,602

Purchase Commitments

In the normal course of business, the Company may enter into purchase commitments for inventory components to be delivered based upon non-cancellable, pre-established delivery schedules that are over a period that may exceed one year. Total non-cancellable purchase orders as of September 30, 2026 were $4,961,467.

Customer Concentration

During the three month periods ended September 30, 2026 and 2025, the Company had two customers, in each period, that accounted for (in the aggregate) approximately 49% and 75% of revenue, respectively. No other customers represented greater than 10% of our revenue in these periods. During the nine month periods ended September 30, 2026 and 2025, the Company had two customers, in each period, that accounted for (in the aggregate) approximately 42% and 55% of revenue, respectively. No other customers represented greater than 10% of our revenue in these periods.

As of September 30, 2026 and December 31, 2025, the Company had two and three customers, respectively, that accounted for (in the aggregate) approximately 72% and 77%, respectively, of trade accounts receivables for which each of such customer’s balances represented 10% or greater of our consolidated trade accounts receivable balance.

During the three month periods ended September 30, 2026 and 2025, the Company had approximately 49% and 64%, respectively, of aggregate purchases from four suppliers, in each period, for which each represents greater than 10% of our consolidated purchases. During the nine month periods ended September 30, 2026 and 2025, the Company had approximately 48% and 32%, respectively, of aggregate purchases from three and two suppliers, respectively, for which each represents greater than 10% of our consolidated purchases.

NOTE 11 – NET LOSS PER SHARE

Basic and diluted net loss per share were calculated as follows for the three and nine month periods ended September 30, 2026 and 2025:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Basic and diluted net (loss) income per share:
Numerator:
Loss from continuing operations	$(593,734)	$(380,719)	$(8,275,982)	$(5,134,263)
Income (loss) from discontinued operations	-	644,206	(157,274)	1,359,387
Net (loss) income	$(593,734)	$263,487	$(8,433,256)	$(3,774,876)

Denominator:
Weighted average common shares outstanding - basic	24,993,832	21,952,963	24,839,830	21,675,802
Effect of dilutive securities	-	887,798	-	633,155
Weighted average common shares outstanding - diluted	24,993,832	22,840,761	24,839,830	22,308,957

Net (loss) income per common share:
Basic:
Continuing operations	$(0.02)	$(0.02)	$(0.33)	$(0.24)
Discontinued operations	$-	$0.03	$(0.01)	$0.06
Basic (loss) income per share	$(0.02)	$0.01	$(0.34)	$(0.17)

Diluted:
Continuing operations	$(0.02)	$(0.02)	$(0.33)	$(0.24)
Discontinued operations	$-	$0.03	$(0.01)	$0.06
Diluted (loss) income per share	$(0.02)	$0.01	$(0.34)	$(0.17)

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

Revenue from customers with non-U.S. billing addresses represented approximately 12% and 5% of the Company’s revenue during the three month periods ended September 30, 2026 and 2025, respectively; and 12% and 8% of the Company's revenue during the nine month periods ended September 30, 2026 and 2025, respectively.

As of September 30, 2026, all the Company’s long-lived assets are in the United States of America.

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

Pursuant to the SPA, the Company sold OSS GmbH for a base purchase price of $22,000,000, subject to customary post-closing adjustments for net working capital, cash, indebtedness, and transaction expenses. At closing, the Company received total estimated purchase consideration of $22,417,422 based on preliminary working capital and other closing estimates. Post-closing adjustments for final working capital, cash, indebtedness, and transaction-related items resulted in a reduction to the purchase price of $157,274. As a result of these adjustments, total purchase consideration was $22,260,148. The adjustment to the purchase price was recorded during the nine months ended September 30, 2026 as a reduction to the gain on sale and is reflected within discontinued operations in the consolidated statements of operations.

Financial Results of Discontinued Operations

For the nine month period ended September 30, 2026, loss from discontinued operations, net of tax on the consolidated statements of operations is comprised of the post-transaction adjustments to the purchase consideration. For the three and nine month periods ended September 30, 2025, income from discontinued operations, net of tax on the consolidated statements of operations reflects Bressner's financial results for the period.

The following table presents the major components of Bressner's financial results for the periods presented:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Total revenue	$-	$9,493,682	$-	$24,893,833
Total cost of revenue	-	7,023,000	-	18,764,961
Operating expenses	-	1,490,115	-	4,019,547
Other expense, net	-	(69,480)	-	(149,402)
Post-closing adjustments to gain on sale	-	-	(157,274)	-
Income (loss) from discontinued operations	-	911,087	(157,274)	1,959,923
Tax provision for discontinued operations	-	266,881	-	600,535
Income (loss) from discontinued operations, net of tax	$-	$644,206	$(157,274)	$1,359,387

Assets and Liabilities of Discontinued Operations

There were no assets or liabilities associated with discontinued operations as of September 30, 2026 or December 31, 2025.

NOTE 14 – SUBSEQUENT EVENTS

The Company's management has evaluated subsequent events after the consolidated balance sheet dated as of September 30, 2026 through the date of filing of this Quarterly Report. Based upon the evaluation, management has determined that no subsequent events have occurred that would require recognition in the accompanying consolidated financial statements or disclosure in the notes thereto.

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

Legal Settlement

Legal settlement consists of the Company's obligations under the settlement agreement entered into with Disguise Systems Limited and Disguise Technologies Limited.

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

Other Income (Expense), net

Other income (expense), net consists of miscellaneous income and expense associated with activities outside of our core business, including interest income on our investment balances and interest expense from borrowings on our line of credit.

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

Results of Operations

The following tables set forth our results of operations for the three and nine month periods ended September 30, 2026 and 2025, presented in dollars and as a percentage of revenue, respectively.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue:
Product	$12,353,277	$8,966,978	$27,822,538	$19,139,122
Customer funded development	230,241	295,539	2,179,141	1,090,916
	12,583,518	9,262,517	30,001,679	20,230,038
Cost of revenue:
Product	7,135,004	4,944,908	15,765,085	10,560,688
Customer funded development	90,355	95,919	1,059,839	696,579
	7,225,359	5,040,827	16,824,924	11,257,267
Gross profit	5,358,159	4,221,690	13,176,755	8,972,771
Operating expenses:
General and administrative	3,190,639	1,728,012	8,089,248	5,543,820
Legal settlement	-	-	6,250,000	-
Marketing and selling	1,892,397	1,632,506	5,235,314	4,898,135
Research and development	1,109,833	1,271,637	2,779,972	3,838,849
Total operating expenses	6,192,869	4,632,155	22,354,534	14,280,804
Loss from operations	(834,710)	(410,465)	(9,177,779)	(5,308,034)
Other income (expense), net:
Interest income	242,570	36,433	853,398	159,795
Interest expense	-	(2,424)	-	(2,424)
Other (expense) income, net	(1,594)	(4,263)	48,399	16,400
Total other income, net	240,976	29,746	901,797	173,771
Loss before income taxes	(593,734)	(380,719)	(8,275,982)	(5,134,263)
Provision for income taxes	-	-	-	-
Loss from continuing operations	(593,734)	(380,719)	(8,275,982)	(5,134,263)
Income (loss) from discontinued operations, net of income taxes	-	644,206	(157,274)	1,359,387
Net (loss) income	(593,734)	263,487	(8,433,256)	(3,774,876)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue:
Product	98.2%	96.8%	92.7%	94.6%
Customer funded development	1.8%	3.2%	7.3%	5.4%
	100.0%	100.0%	100.0%	100.0%
Cost of revenue:
Product	56.7%	53.4%	52.5%	52.2%
Customer funded development	0.7%	1.0%	3.5%	3.4%
	57.4%	54.4%	56.1%	55.6%
Gross profit	42.6%	45.6%	43.9%	44.4%
Operating expenses:
General and administrative	25.4%	18.7%	27.0%	27.4%
Legal settlement	0.0%	0.0%	20.8%	0.0%
Marketing and selling	15.0%	17.6%	17.5%	24.2%
Research and development	8.8%	13.7%	9.3%	19.0%
Total operating expenses	49.2%	50.0%	74.5%	70.6%
Loss from operations	-6.6%	-4.4%	-30.6%	-26.2%
Other income (expense), net:
Interest income	1.9%	0.4%	2.8%	0.8%
Interest expense	0.0%	0.0%	0.0%	0.0%
Other (expense) income, net	0.0%	0.0%	0.2%	0.1%
Total other income, net	1.9%	0.3%	3.0%	0.9%
Loss before income taxes	-4.7%	-4.1%	-27.6%	-25.4%
Provision for income taxes	0.0%	0.0%	0.0%	0.0%
Loss from continuing operations	-4.7%	-4.1%	-27.6%	-25.4%
Income (loss) from discontinued operations, net of income taxes	0.0%	7.0%	-0.5%	6.7%
Net (loss) income	-4.7%	2.8%	-28.1%	-18.7%

Comparison of the Three and Nine Month Periods Ended September 30, 2026 and 2025 from Continuing Operations:

Revenue

For the three month period ended September 30, 2026, our total revenue increased $3,321,001, or 36%, as compared to the same period in 2025. This increase was driven by revenue generated from new customers in 2026 and from higher production volumes with certain existing customers. Key drivers of the revenue increase included: 1) initial deliveries of server and expansion products to a new customer developing a network of autonomous energy nodes engineered to power compute payloads, 2) higher production deliveries to a commercial aerospace customer of compute products designed to support in-flight entertainment systems, and 3) higher sales to a medical imaging OEM of liquid-cooled server products to support a breast cancer screening application. These increases were partially offset by lower revenues related to the development and production of custom server products for a defense customer, due to the timing of orders and execution.

For the nine month period ended September 30, 2026, our total revenue increased $9,771,641, or 48%, as compared to the same period in 2025. This increase was driven by revenue generated from new customers in 2026 and from higher production volume with certain existing customers. Key drivers of the revenue increase included: 1) higher sales to a defense prime customer of data storage products to support the P-8A Poseidon reconnaissance aircraft; 2) higher sales to a medical imaging OEM of liquid-cooled server products to support a breast cancer screening application, as the customer moved from initial prototypes in 2025 to production in 2026; 3) sales with a new customer for short-depth server products engineered for military applications onboard naval vessels and aircraft, 4) initial deliveries of server and expansion products to a new customer developing a network of autonomous energy nodes engineered to power compute payloads; and 5) higher revenue from customer-funded development programs. These increases were partially offset by lower revenues related to the development and production of custom server products for a defense customer, due to the timing of orders and execution.

Gross Profit and Gross Margin

Gross profit increased $1,136,469, or 27%, for the three months ended September 30, 2026 as compared to the same period in 2025. Gross margin percentage was 42.6% for the three months ended September 30, 2026, as compared to 45.6% for the same period in 2025. The decrease in gross margin percentage was primarily driven by product mix, partially offset by more favorable manufacturing absorption.

Gross profit increased $4,203,984, or 47%, for the nine months ended September 30, 2026, as compared to the same period in 2025. Gross margin percentage was 43.9% for the nine months ended September 30, 2026, as compared to 44.4% for the same period in 2025. The decrease in gross margin percentage was primarily driven by product mix, including a higher volume of prototype and initial production deliveries in the current year period. This was partially offset by more favorable manufacturing absorption and higher engineering efficiencies on customer-funded development programs.

Operating expenses

General and administrative expense

General and administrative expense increased $1,462,627 or 84.6%, for the three months ended September 30, 2026, as compared to the same period in 2025. Key drivers of the increase included: 1) $543,596 of bad debt expense recognized in the current year period, primarily driven by provision for a receivable with a former customer that entered bankruptcy, 2) $394,259 of legal fees associated with settlement of the legal dispute with a former customer, 3) $367,879 of higher stock-based compensation expense due to a higher grant date fair value of RSUs expensed in the current year period. General and administrative expense increased as a percentage of revenue to 25.4% for the three months ended September 30, 2026, as compared to 18.7% for the same period in 2025.

General and administrative expense increased $2,545,428, or 45.9%, for the nine months ended September 30, 2026, as compared to the same period in 2025. This increase was primarily attributable to: higher stock-based compensation expense due to a higher grant date fair value of RSUs expensed in the current year period; higher fees associated with increased usage of professional services, including legal fees associated with settlement of the legal dispute with a former customer; and higher bad debt expense, primarily driven by provision for a receivable with a former customer that entered bankruptcy. General and administrative expense decreased as a percentage of revenue to 27.0% for the nine months ended September 30, 2026, as compared to 27.4% for the same period in 2025.

Legal settlement

Legal settlement expense for the nine month period ended September 30, 2026 consists of the Company's obligations under a settlement agreement entered into with Disguise Systems Limited and Disguise Technologies Limited. Pursuant to the settlement agreement, the Company, without any admission of wrongdoing or liability, paid to Disguise a monetary payment of $6,250,000. The value of this settlement was expensed and paid in the nine month period ended September 30, 2026.

Marketing and selling expense

Marketing and selling expense increased $259,891, or 15.9%, for the three months ended September 30, 2026, as compared to the same period in 2025. This increase was attributable to higher stock-based compensation expense due to a higher grant date fair value of RSUs expensed in the current year period, higher personnel expenses driven by additional sales personnel, and higher commissions paid to employees. Marketing and selling expense decreased as a percentage of revenue to 15% for the three months ended September 30, 2026, as compared to 17.6% for the same period in 2025.

Marketing and selling expense increased $337,179, or 6.9%, for the nine months ended September 30, 2026, as compared to the same period in 2025. This increase was attributable to higher stock-based compensation expense due to a higher grant date fair value of RSUs expensed in the current year period, higher personnel expenses driven by additional sales personnel, higher commissions paid to employees, and higher travel expenses. These increases were partially offset by lower expenses related to demonstration materials. Marketing and selling expense decreased as a percentage of revenue to 17.5% for the nine months ended September 30, 2026, as compared to 24.2% for the same period in 2025.

Research and development expense

Research and development expense decreased $161,804, or 12.7%, for the three months ended September 30, 2026, as compared to the same period in 2025. This decrease was primarily attributable to the non-recurrence of certain targeted investments in internal new product development. Research and development expense decreased as a percentage of revenue to 8.8% for the three months ended September 30, 2026, as compared to 13.7% for the same period in 2025.

Research and development expense decreased $1,058,877, or 27.6%, for the nine months ended September 30, 2026, as compared to the same period in 2025. This decrease was primarily attributable to the deployment of engineering labor onto customer-funded development programs in 2026 and the non-recurrence of certain targeted investments in internal new product development. Research and development expense decreased as a percentage of revenue to 9.3% for the nine months ended September 30, 2026, as compared to 19% for the same period in 2025.

Interest income

Interest income increased $206,137 for the three months ended September 30, 2026, as compared to the same period in 2025. This increase is primarily attributable to higher investment and cash balances as a result of: 1) the sale of Bressner completed on December 30, 2025 and 2) the proceeds from the registered direct offering of common stock completed on October 1, 2025.

Interest income increased $693,603 for the nine months ended September 30, 2026, as compared to the same period in 2025. This increase is primarily attributable to higher investment and cash balances as a result of: 1) the sale of Bressner completed on December 30, 2025 and 2) the proceeds from the registered direct offering of common stock completed on October 1, 2025.

Interest expense

The company did not incur any interest expense in the three or nine month periods ended September 30, 2026. Interest expense in the three and nine month periods ended September 30, 2025 was associated with borrowings on our line of credit.

Other income (expense), net

Other income (expense), for the three months ended September 30, 2026 resulted in net other expense of $1,594, as compared to net other expense of $4,263 in the same period in 2025. This change was primarily attributable to changes in foreign currency gains and losses.

Other income (expense), for the nine months ended September 30, 2026 resulted in net other income of $48,399, as compared to net other income of $16,400 in the same period in 2025. This increase was primarily attributable to changes in foreign currency gains and losses, as well as higher rebates.

(Loss) income from discontinued operations, net of income taxes

There was no income or loss from discontinued operations, net of income taxes in the three months ended September 30, 2026. Income from discontinued operations, net of income taxes was $644,206 for the three months ended September 30, 2025. Income in the prior year period resulted from the operations of the Bressner business, which was divested on December 30, 2025.

Loss from discontinued operations, net of income taxes was $157,274 in the nine months ended September 30, 2026, compared to income of $1,359,387 for the same period in 2025. The loss in the current year period was due to post-transaction adjustments to the gain on sale of the Bressner business for final net working capital balances. Income in the prior year period resulted from the operations of the Bressner business, which was divested on December 30, 2025.

Liquidity and Capital Resources

Historically, our primary sources of liquidity have been provided by public and private offerings of our securities and revenues generated from our business operations. In December 2025, we also received cash from the sale of our Bressner subsidiary. As of September 30, 2026, we had total cash and cash equivalents of $5,637,841; short-term investments of $13,246,688; and total working capital of $37,858,404.

During the nine month period ended September 30, 2026, we had a loss from operations of $9,177,779, with cash used in continuing operating activities of $12,448,392. Loss from operations and cash used in continuing operating activities for this period includes the impact of the $6,250,000 legal settlement, which was expensed and paid in the nine months ended September 30, 2026.

During the nine month period ended September 30, 2025, we had a loss from operations of $5,308,034, with cash used in continuing operating activities of $5,939,676.

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

In April 2022, the Company obtained a domestic revolving line of credit of $2,000,000 at Torrey Pines Bank (the "Line of Credit"). To access the Line of Credit, the Company must maintain a minimum cash balance of $2,500,000 with the bank and maintain a maximum debt to tangible net worth of ratio of 1.00. The Line of Credit is also collateralized by the assets of the Company. The Line of Credit matures on December 11, 2026 and is subject to renewal thereafter. No balance was outstanding on either September 30, 2026 or December 31, 2025.

Additionally, in August 2023, we filed a new registration statement on Form S-3 (Registration No. 333-274073) with the SEC, which became effective on August 25, 2023, and allowed us to offer and sell up to an aggregate of $100,000,000 of our common stock, preferred stock, debt securities, warrants to purchase our common stock, preferred stock or debt securities, subscription rights to purchase our common stock, preferred stock or debt securities and/or units consisting of some or all of these securities, in any combination, together or separately, in one or more offerings, in amounts, at prices and on the terms that we will determine at the time of the offering and which will be set forth in a prospectus supplement and any related free writing prospectus. In August 2026, we filed a replacement registration statement (Registration No. 333-298543), which became effective on September 2, 2026. This replacement registration statement registered up to $100,000,000 of our common stock, consisting of $87,500,000 of unsold securities carried forward from the previous registration statement and $12,500,000 of additional securities.

In the event that we need additional financing, we may choose to consummate an offering of our securities under the registration statement on Form S-3 in order to raise capital.

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

The following table summarizes our cash flows for the nine month periods ended September 30, 2026 and 2025:

	For the Nine Months Ended September 30,
Cash flows:	2026	2025
Net cash used in continuing operating activities	$(12,448,392)	$(5,939,676)
Net cash (used in) provided by continuing investing activities	$(13,487,645)	$3,103,862
Net cash (used in) provided by continuing financing activities	$(1,643,824)	$1,513,011
Net cash (used in) provided by discontinued operations	$(157,274)	$654,812

Cash from Continuing Operating Activities

During the nine month period ended September 30, 2026, we used $12,448,392 in cash from continuing operating activities, compared to cash used in continuing operating activities of $5,939,676 for the same period in 2025. The increased usage of cash during the current year period was primarily driven by payment of $6,250,000 to satisfy obligations under a legal settlement with a former customer.

Net cash used in continuing operating activities during the nine month period ended September 30, 2026 was the result of three components: 1) net loss from continuing operations of $8,275,982, which includes $6,250,000 of legal settlement expense; 2) net adjustments to net loss from continuing operations for non-cash items of $3,162,358, of which the largest component was stock-based compensation expense of $2,425,963; and 3) cash usage from changes in net operating assets associated with continuing operations of $7,334,768. The cash usage from changes in net operating assets associated with continuing operations was primarily driven by increases in inventory to support future deliveries against customer orders.

Our ability to generate cash from operations in future periods will depend in large part on our profitability, the rate and timing of collections of our accounts receivable, our inventory turns, and our ability to manage other areas of working capital, including accounts payable and accrued expenses.

Cash from Continuing Investing Activities

During the nine month period ended September 30, 2026, the Company used cash of $13,487,645 in continuing investing activities, as compared to $3,103,862 of cash provided by continuing investing activities during the same period in 2025. This change is primarily attributable to $13,296,773 of net purchases of marketable securities during the nine months ended September 30, 2026, as compared to $3,212,492 of sales of marketable securities in the same period in 2025.

Continuing Financing Activities

During the nine month period ended September 30, 2026, the Company used $1,643,824 in cash from continuing financing activities, compared to $1,513,011 of cash generated from continuing financing activities for the same period in 2025. The change was due to higher payments of withholding taxes on stock-based awards, driven primarily by a higher share price on the vesting date for employee restricted stock units which vested in the period. Additionally, the Company received lower proceeds from the exercise of stock options in the nine month period ended September 30, 2026 as compared to the same period in 2025, due to a lower number of options exercised in the period.

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

We have received notifications from certain of our suppliers of extended lead times for certain components used in our products. A global shortage of certain memory products resulting from datacenter build-out demand has led to significant increases in lead times, pricing volatility, and significant price increases. We have worked with our suppliers to secure availability of supply, including through the negotiation of long-term agreements. While we attempt to pass on component cost increases to our customers, our ability to do so is dependent upon many factors, including market conditions for the Company's products.

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

Stockholder transactions

See Note 9 to the accompanying unaudited consolidated financial statements for a discussion regarding our stockholder transactions for the relevant periods.

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

Interest rate risk

Our exposure to interest rate risk is primarily associated with borrowing on revolving lines of credit denominated in U.S. dollars. We are exposed to the impact of interest rate changes primarily through our borrowing activities for our variable rate borrowings. We did not have any outstanding balances on our line of credit as of September 30, 2026 or December 31, 2025.

Concentration of credit risk

At times, deposits held with financial institutions may exceed the amount of insurance provided by the Federal Deposit Insurance Corporation (“FDIC”) and Securities Investor Protection Corporation (“SIPC”), both of which provide basic deposit coverage with limits up to $250,000 per owner. As of September 30, 2026, the Company had $3,762,842 in cash in our accounts that exceeded the insurance limits. The Company has not experienced any losses in these accounts and believes that the financial institutions at which such amounts are held are stable; however, no assurances can be provided as to such.

We provide credit to our customers in the normal course of business. We perform ongoing credit evaluations of our customers’ financial condition and limit the amount of credit extended when deemed necessary.

Foreign currency risk

We operate primarily in the United States. Foreign sales of products and services are primarily denominated in U.S. dollars. We have previously conducted business outside the United States, primarily through Bressner, our former foreign subsidiary in Germany, which was sold on December 30, 2025 and is classified as discontinued operations. Bressner's business was largely transacted in non-U.S. dollar currencies, particularly the Euro, which is subject to fluctuations due to changes in foreign currency exchange rates. Accordingly, we have been subject to exposure from changes in the exchange rates of local currencies. Foreign currency transaction gains and losses associated with continuing operations are recorded in other income (expense), net in the unaudited consolidated statements of operations. Foreign currency transaction gains and losses associated with discontinued operations are recorded in income from discontinued operations, net of income taxes in the consolidated statements of operations.

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

Adjusted EBITDA associated with our continuing operations for the three and nine month periods ended September 30, 2026 and 2025 was as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Loss from continuing operations	$(593,734)	$(380,719)	$(8,275,982)	$(5,134,263)
Legal settlement	-	-	6,250,000	-
Depreciation	183,195	192,841	549,811	583,278
Amortization of right-of-use assets net of change in operating lease liability	(6,223)	(2,595)	(16,376)	(6,660)
Stock-based compensation expense	909,622	411,687	2,425,963	1,473,442
Interest expense	-	2,424	-	2,424
Interest income	(242,570)	(36,433)	(853,398)	(159,795)
Adjusted EBITDA	$250,290	$187,205	$80,018	$(3,241,573)

Adjusted EBITDA associated with discontinued operations for the three and nine month periods ended September 30, 2026 and 2025 was as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Income (loss) from discontinued operations, net of income taxes	$-	$644,206	$(157,274)	$1,359,387
Post-closing adjustments to gain on sale	-	-	157,274	-
Depreciation	-	32,927	-	93,499
Amortization of right-of-use assets net of change in operating lease liability	-	(113)		53,796
Stock-based compensation expense	-	32,934	-	99,514
Interest expense	-	12,641	-	40,517
Interest income	-	-	-	555
Provision for income taxes	-	266,881	-	600,535
Adjusted EBITDA	$-	$989,476	$-	$2,247,802

Consolidated adjusted EBITDA from continuing and discontinued operations for the three and nine month periods ended September 30, 2026 and 2025 was as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Net (loss) income	$(593,734)	$263,488	$(8,433,256)	$(3,774,876)
Legal settlement	-	-	6,250,000	-
Post-closing adjustments to gain on sale	-	-	157,274	-
Depreciation	183,195	225,768	549,811	676,777
Amortization of right-of-use assets net of change in operating lease liability	(6,223)	(2,708)	(16,376)	47,136
Stock-based compensation expense	909,622	444,621	2,425,963	1,572,956
Interest expense	-	15,065	-	42,941
Interest income	(242,570)	(36,433)	(853,398)	(159,240)
Provision for income taxes	-	266,881	-	600,535
Adjusted EBITDA	$250,290	$1,176,682	$80,018	$(993,771)

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

The following table reconciles loss from continuing operations to non-GAAP adjusted net income (loss) from continuing operations and basic and diluted earnings per share for the three and nine month periods ended September 30, 2026 and 2025:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Loss from continuing operations	$(593,734)	$(380,719)	$(8,275,982)	$(5,134,263)
Legal settlement	-	-	6,250,000	-
Stock-based compensation expense	909,622	411,687	2,425,963	1,473,442
Non-GAAP net income (loss) from continuing operations	$315,888	$30,968	$399,981	$(3,660,821)
Non-GAAP net income (loss) from continuing operations per share:
Basic	$0.01	$0.00	$0.02	$(0.17)
Diluted	$0.01	$0.00	$0.02	$(0.17)
Weighted average common shares outstanding:
Basic	24,993,832	21,952,963	24,839,830	21,675,802
Diluted	25,899,044	22,840,761	25,933,329	21,675,802

The following table reconciles income from discontinued operations to non-GAAP adjusted net income from discontinued operations and basic and diluted earnings per share for the three and nine month periods ended September 30, 2026 and 2025:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Income (loss) from discontinued operations, net of income taxes	$-	$644,206	$(157,274)	$1,359,387
Post-closing adjustments to gain on sale	-	-	157,274	-
Stock-based compensation expense	-	32,934	-	99,514
Non-GAAP net income from discontinued operations	$-	$677,140	$-	$1,458,901

Non-GAAP net income from discontinued operations per share:
Basic	$-	$0.03	$-	$0.07
Diluted	$-	$0.03	$-	$0.07
Weighted average common shares outstanding:
Basic	24,993,832	21,952,963	24,839,830	21,675,802
Diluted	25,899,044	22,840,761	25,933,329	22,308,957

The following table reconciles net income to non-GAAP adjusted net income and basic and diluted earnings per share for the three and nine month periods ended September 30, 2026 and 2025:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Net (loss) income	$(593,734)	$263,488	$(8,433,256)	$(3,774,876)
Legal settlement	-	-	6,250,000	-
Post-closing adjustments to gain on sale	-	-	157,274	-
Stock-based compensation expense	909,622	444,621	2,425,963	1,572,956
Non-GAAP net income (loss)	$315,888	$708,109	$399,981	$(2,201,920)

Non-GAAP net income (loss) per share:
Basic	$0.01	$0.03	$0.02	$(0.10)
Diluted	$0.01	$0.03	$0.02	$(0.10)
Weighted average common shares outstanding:
Basic	24,993,832	21,952,963	24,839,830	21,675,802
Diluted	25,899,044	22,840,761	25,933,329	21,675,802

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

The following table reconciles cash provided by or used in continuing operating activities to free cash flow for the nine month periods ended September 30, 2026 and 2025:

	For the Nine Months Ended September 30,
Cash flow:	2026	2025
Net cash used in continuing operating activities	$(12,448,392)	$(5,939,676)
Capital expenditures in continuing operations	(190,872)	(108,630)
Free cash flow from continuing operations	$(12,639,264)	$(6,048,306)

The following table reconciles cash provided by discontinued operating activities to free cash flow for the nine month periods ended September 30, 2026 and 2025:

	For the Nine Months Ended September 30,
Cash flow:	2026	2025
Net cash (used in) provided by discontinued operating activities	(157,274)	$1,014,062
Capital expenditures in discontinued operations	-	(359,249)
Free cash flow from discontinued operations	(157,274)	654,813

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2026, which were identified in connection with management's evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

For a description of any material pending legal proceedings, please see Note 10, Commitments and Contingencies, to our condensed unaudited consolidated financial statements included in Part I, Item 1 of this Quarterly Report.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

(a) None.

(b) None.

(c) Rule 10b5-1 Trading Plans

During the three months ended September 30, 2026, none of our directors or officers entered into, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” that were intended to satisfy the affirmative defense conditions of Rule 10b5-1, in each case, as defined in Item 408 of Regulation S-K.

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

One Stop Systems, Inc.

Date: October 28, 2026	By:	/s/ Michael Knowles
Michael Knowles
President and Chief Executive Officer (Principal Executive Officer)

Date: October 28, 2026	By:	/s/ Daniel Gabel
Daniel Gabel
Chief Financial Officer (Principal Financial and Accounting Officer)